Form 10-Q
period 1996-12-31
AASTROM BIOSCIENCES INC
filed 1997-03-07
CIK 887359

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996, OR
                                               -----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

Commission file number      0-22025
                       ---------------------------------------------------------


                           AASTROM BIOSCIENCES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Michigan                                      94-3096597
---------------------------------------             ---------------------------
 (State or other jurisdiction of                       (I.R.S. employer
  incorporation or organization)                      identification no.)


     24 Frank Lloyd Wright Dr.
           P.O. Box 376
       Ann Arbor, Michigan                                   48106
----------------------------------------             --------------------------
(Address of principal executive offices)                   (Zip code)

                                (313) 930-5555
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          [_] - Yes  [X] - No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


       COMMON STOCK, NO PAR VALUE                        13,001,565
                (Class)                       Outstanding at February 7, 1997

                           AASTROM BIOSCIENCES, INC.

                         Quarterly Report on Form 10-Q
                               December 31, 1996

                               TABLE OF CONTENTS


PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements                                                                                Page
                                                                                                              ----
          a)  Condensed Balance Sheets as of June 30, 1996 and December 31, 1996                                3

          b)  Condensed Statements of Operations for the three and six months ended December 31, 1995 and       4
              1996 and for the period from March 24, 1989 (Inception) to December 31, 1996

          c)  Condensed Statements of Cash Flows for six months ended December 31, 1995 and 1996 and for        5
              the period from March 24, 1989 (Inception) to December 31, 1996

          d)  Notes to Condensed Financial Statements                                                           6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                 9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                     *
Item 2.   Changes in Securities                                                                                14
Item 3.   Defaults Upon Senior Securities                                                                       *
Item 4.   Submission of Matters to a Vote of Security Holders                                                   *
Item 5.   Other Information                                                                                     *
Item 6.   Exhibits and Reports on Form 8-K                                                                     15

SIGNATURES

* No information is provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                            CONDENSED BALANCE SHEETS

                                                                                                                        Pro Forma
                                                                                                                       Shareholders'
                                                                                                                        Equity at
                                                                                June 30,          December 31,        December 31,
                                                                                  1996                1996                1996
                                                                              ------------        ------------        -------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                    $ 10,967,000        $  4,089,000
 Receivables                                                                        81,000              74,000
 Prepaid expenses                                                                  437,000             737,000
                                                                              ------------        ------------
  Total current assets                                                          11,485,000           4,900,000

PROPERTY, NET                                                                    1,188,000           1,198,000
                                                                              ------------        ------------
   Total assets                                                               $ 12,673,000        $  6,098,000
                                                                              ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                        $  1,192,000        $    978,000
 Accrued employee expenses                                                          97,000              89,000
 Current portion of capital lease obligations                                      223,000             169,000
 Deferred revenue                                                                  122,000                   -
                                                                              ------------        ------------
   Total current liabilities                                                     1,634,000           1,236,000

CAPITAL LEASE OBLIGATIONS                                                          189,000             102,000

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, shares authorized - 9,951,765 and
 10,990,980, respectively, issued and outstanding - 9,451,766 and
 9,657,648, respectively (none - pro forma)                                     34,218,000          37,718,000        $           -
Common Stock, no par value; shares authorized - 18,500,000 and
 20,300,000, respectively; shares issued and outstanding - 1,886,479 and
 1,894,915, respectively (9,993,337 - pro forma)                                   324,000             396,000           38,114,000
Deficit accumulated during the development stage                               (27,025,000)        (33,187,000)         (33,187,000)

Shareholder notes receivable                                                      (167,000)           (167,000)            (167,000)

Stock purchase rights                                                            3,500,000                   -                    -
                                                                              ------------        ------------         ------------
 Total shareholders' equity                                                     10,850,000           4,760,000         $  4,760,000
                                                                              ------------        ------------         ============
      Total liabilities and shareholders' equity                              $ 12,673,000        $  6,098,000
                                                                              ============        ============





   The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                          March 24, 1989
                                               Three months ended               Six months ended          (Inception) to
                                                  December 31,                    December 31,             December 31,
                                          ----------------------------    ----------------------------    --------------
                                              1995            1996            1995            1996             1996
                                          ------------    ------------    ------------    ------------     ------------
REVENUES:
 Research and development agreements       $   343,000     $         -     $   515,000     $   195,000      $  1,982,000
 Grants                                         92,000          29,000         131,000          58,000         2,053,000
                                          ------------    ------------    ------------    ------------     -------------
   Total revenues                              435,000          29,000         646,000         253,000         4,035,000
                                          ------------    ------------    ------------    ------------     -------------

COSTS AND EXPENSES:
 Research and development                    1,787,000       2,550,000       2,982,000       5,710,000        30,785,000
 General and administrative                    418,000         439,000         864,000         891,000         7,980,000
                                          ------------     -----------     -----------     -----------       -----------
   Total costs and expenses                  2,205,000       2,989,000       3,846,000       6,601,000        38,765,000
                                          ------------     -----------     -----------     -----------       -----------

LOSS BEFORE OTHER INCOME AND
 EXPENSE                                    (1,770,000)     (2,960,000)     (3,200,000)     (6,348,000)      (34,730,000)
                                          ------------     -----------     -----------     -----------       -----------

OTHER INCOME (EXPENSE):
 Interest income                               150,000          79,000         299,000         205,000         1,781,000
 Interest expense                              (16,000)         (8,000)        (34,000)        (19,000)         (238,000)
                                          ------------     -----------     -----------     -----------       -----------
   Other income                                134,000          71,000         265,000         186,000         1,543,000
                                          ------------     -----------     -----------     -----------       -----------

NET LOSS                                   $(1,636,000)    $(2,889,000)    $(2,935,000)    $(6,162,000)     $(33,187,000)
                                          ------------     -----------     -----------     -----------       -----------

PRO FORMA NET LOSS PER SHARE                               $      (.29)                    $      (.61)
                                                           ===========                     ===========
Pro forma weighted average number of
  common and common equivalent shares
  outstanding                                               10,109,000                      10,108,000
                                                           ===========                     ===========



   The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          March 24, 1989
                                                                Six months ended          (Inception) to
                                                                  December 31,             December 31,
                                                          ---------------------------     --------------
                                                              1995            1996              1996
                                                          -----------     -----------     --------------
OPERATING ACTIVITIES:
 Net loss                                                  $(2,935,000)    $(6,162,000)     $(33,187,000)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                               184,000         274,000         1,541,000
   Loss on property held for resale                                  -               -           110,000
   Amortization of discounts and
    premiums on investments                                    (92,000)              -          (119,000)
   Expense related to stock and stock
    options granted                                                  -          66,000            76,000
   Changes in assets and liabilities:
    Receivables                                                (15,000)          7,000           (74,000)
    Prepaid expenses                                            51,000        (300,000)         (737,000)
    Accounts payable and accrued
     expenses                                                  177,000        (214,000)          978,000
    Accrued employee expenses                                  (17,000)         (8,000)           89,000
    Deferred revenue                                           (86,000)       (122,000)                -
                                                           -----------     -----------     -------------
 Net cash used for operating activities                     (2,733,000)     (6,459,000)      (31,323,000)

INVESTING ACTIVITIES:
 Organizational costs                                                -               -           (73,000)
 Purchase of short-term investments                                  -               -       (11,948,000)
 Maturities of short-term investments                        5,000,000               -        12,067,000
 Capital purchases                                            (137,000)       (284,000)       (2,002,000)
 Proceeds  from sale of property held for resale                     -               -           400,000
                                                           -----------     -----------     -------------
 Net cash provided by (used for)
  investing activities                                       4,863,000        (284,000)       (1,556,000)

FINANCING ACTIVITIES:
 Issuance of Preferred Stock                                         -               -        34,218,000
 Issuance of Common Stock                                       53,000           6,000           122,000
 Payments received for stock purchase rights                 1,500,000               -         3,500,000
 Payments received under shareholder notes                           -               -            31,000
 Principal payments under capital lease obligations           (133,000)       (141,000)         (903,000)
                                                           -----------     -----------     -------------
 Net cash provided by (used for)
  financing activities                                       1,420,000        (135,000)       36,968,000
                                                           -----------     -----------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...      3,550,000      (6,878,000)        4,089,000

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                         2,680,000      10,967,000                 -
                                                           -----------     -----------     -------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                             $ 6,230,000     $ 4,089,000      $  4,089,000
                                                           ===========     ===========     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                           $    34,000     $    19,000      $    238,000
                                                           ===========     ===========     =============
SUPPLEMENTAL DISCLOSURES OF
 NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
   Additions to capital lease obligations                  $         -     $        -       $  1,174,000
                                                           ===========     ===========     =============

   The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (A development stage company)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION

   Aastrom Biosciences, Inc. (the "Company") was incorporated in March 1989 ("Inception") under the name Ann Arbor Stromal, Inc. The Company changed its name in 1991 concurrent with the commencement of employee-based operations. The Company is in the development stage with its principal business activities being research and product development, conducted both on its own behalf and in connection with various collaborative research and development agreements with other companies, involving the development of processes and instrumentation for the ex-vivo production of human stem cells and their progeny, and hematopoietic and other tissues. Successful future operations are subject to several technical and business risks, including satisfactory product development and obtaining regulatory approval and market acceptance of its products.

2. BASIS OF PRESENTATION

   The condensed financial statements included herein have been prepared by the Company without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended December 31, 1996, are not necessarily indicative of the results to be expected for the full year or for any other period.

   These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's prospectus dated February 4, 1997, ("Prospectus") as filed with the Securities and Exchange Commission.

3. INITIAL PUBLIC OFFERING

   On February 7, 1997, the Company completed an underwritten initial public offering of 3,000,000 shares of its Common Stock at an offering price of $7.00 per share. On March 5, 1997, the underwriters elected to purchase an additional 250,000 shares of Common Stock pursuant to the underwriters' over-allotment option (the "Option") at a price of $7.00 per share. The Option, which has expired, granted the underwriters the right to purchase up to 450,000 shares of Common Stock at the initial public offering price. Proceeds from the offering, net of underwriters' commissions and expenses were approximately $20,000,000.

   In connection with the IPO, the Company effected a two-for-three reverse stock split. Accordingly, all references in the accompanying financial statements to common share or per common share information has been restated to reflect the reverse stock split. Additionally, as a result of the IPO, all 9,657,648 shares of the Company's outstanding Preferred Stock automatically converted into 8,098,422 shares of Common Stock upon the completion of the IPO.

   Expenses related to the IPO totaling $311,000 and $666,000 as of June 30, 1996 and December 31, 1996, respectively, are included in prepaid expenses in the accompanying financial statements. These amounts, in addition to expenses incurred after December 31, 1996, will be charged against the proceeds of the offering and reflected in shareholders' equity.

4. PRO FORMA INFORMATION

   Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive, except that common and common equivalent shares issued during the 12 month period preceding the filing of the registration statement for the IPO at a price below the offering price are considered to be cheap stock and have been included in the calculation as if they were outstanding for all periods using the treasury stock method, as applicable, even though their inclusion is anti-dilutive. Due to the automatic conversion of Preferred Stock into Common Stock upon the IPO, all outstanding shares of Preferred Stock are assumed to have been converted into Common Stock at the time of issuance, except for those shares considered to be cheap stock which are treated as outstanding for all periods presented. The pro forma effect of these conversions has been reflected in the accompanying balance sheet assuming the conversion had occurred on December 31, 1996. Historical net loss per share information is not considered meaningful due to the significant changes in the Company's capital structure which occurred upon the closing of the IPO; accordingly, such per share data information is not presented.

5. RECENT PRONOUNCEMENTS

   During October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation and incentive plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. Adoption of this pronouncement is required for the Company beginning July 1, 1996, and the Company intends to provide the additional disclosures required by the pronouncement in its financial statements for the year ended June 30, 1997.

   During March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Management has studied the effect of implementing SFAS 121 and, based upon its evaluation, has determined that the impact on the Company's financial condition and results of operations is not significant for the periods ended December 31, 1996.


6. CHANGES IN CAPITAL STRUCTURE

   In October and November 1997, respectively, the Company amended its Articles of Incorporation to provide for the issuance of 205,882 shares of Series E Preferred Stock to Rhone-Poulenc Rorer, Inc. ("RPR") in connection with the termination of the Company research collaboration with RPR and to authorize 833,333 shares of Series F Preferred Stock reserved for issuance in connection with the execution of a private financing commitment. Upon the completion of the IPO, this financing commitment expired unused. In connection with these amendments, the number of authorized shares of Common Stock was increased to 20,300,000 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Since inception, the Company has been in the development stage and engaged in research and product development, conducted both on its own behalf and in connection with various collaborative research and development agreements with other entities. The Company expects that its revenue sources for at least the next several years will continue to be limited to grant revenues and research funding, milestone payments and licensing fees from potential future corporate collaborators. The timing and amount of such future cash payments and revenues, if any, will be subject to significant fluctuations, based in part on the success of the Company's research activities, the timing of the achievement of certain milestones and the extent to which associated costs are reimbursed under grant or other arrangements. Research and development expenses may fluctuate due to the timing of expenditures for the varying stages of the Company's research and clinical development programs. Research and development expenses will increase as product development programs and applications of the Company's products progress through research and development stages. Under the Company's License Agreement with Immunex, annual renewal fees of $1,000,000 are payable in each of the next four years. Under the Company's Distribution Agreement with Cobe BCT, Inc. ("Cobe"), regulatory approval activities for the Company's products for stem cell therapies outside of the United States will be conducted, and paid for, by Cobe. As a result of these and others factors, the Company's results of operations have fluctuated and are expected to continue to fluctuate significantly from year to year and from quarter to quarter and therefore may not be comparable to or indicative of the results of operations for other periods.

Over the past several years, the Company's net loss has primarily increased, consistent with the growth in the Company's scope and size of operations. In the near term, the Company plans additional moderate growth in employee headcount necessary to address increasing requirements in the areas of product development, research, clinical and regulatory affairs and administration. Assuming capital is available to finance such growth, the Company's operating expenses will continue to increase as a result. At least until such time as the Company enters into arrangements providing research and development funding, the net loss will continue to increase as well. The Company has been unprofitable since its inception and does not anticipate having net income for at least the next several years. Through December 31, 1996, the Company has an accumulated deficit of $33,187,000. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed under this caption, as well as those discussed under the caption "Certain Business Considerations" and in the Company's Prospectus.

Results of operations

Three and six months ended December 31, 1996 and 1995

Total revenues were $29,000 for the three months ended December 31, 1996, compared to $435,000 for the same period in 1995, and were $253,000 for the six months ended December 31, 1996, compared to $646,000 in 1995. These revenues for the six-month periods consist primarily of research and development revenue under the Company's research collaboration with RPR, which was terminated in September 1996. As such, the Company did not recognize any revenues under research and development agreements for the three months ended December 31, 1996. Grant revenues decreased in 1996 reflecting the timing of grant awards and related research activities, to the extent that such associated costs are reimbursed under the grants.

Total costs and expenses were $2,989,000 for the three months ended December 31, 1996, compared to $2,205,000 for the same period in 1995. The increase in costs and expenses in 1996 is primarily the result of an increase in research and development expenses to $2,550,000 in 1996 from $1,787,000 in 1995 and to a lesser degree by general and administrative expenses, which increased to $439,000 for the three months ended December 31, 1996 from $418,000 for the same period in 1995. Total costs and expenses were $6,601,000 for the six months ended December 31, 1996 compared to $3,846,000 for the same period in 1995. The increase in costs and expenses in 1996 is primarily the result of an increase in research and development expenses to $5,710,000 in 1996 from $2,982,000 in 1995 and to a lesser degree by general and administrative expenses, which increased to $891,000 for the six months ended December 31, 1996 from $864,000 for the same period in 1995. The increases in 1996 research and development expense reflect an increase in research, clinical development and product development activities over 1995 levels.

Interest income was $79,000 for the three months ended December 31, 1996, compared to $150,000 for the same period in 1995, and was $205,000 for the six months ended December 31, 1996, compared to $299,000 for the same period in 1995. These decreases primarily reflect a decrease in the levels of cash, cash equivalents and short-term investments in 1996.

The Company's net loss increased to $2,889,000 for the three months ended December 31, 1996 from $1,636,000 for the same period in 1995 and increased to $6,162,000 for the six months ended December 31, 1996, compared to $2,935,000 for the same period in 1995. These increases are primarily the result of the increased costs and expenses in 1996 as described above.

Liquidity and capital resources

The Company has financed its operations since inception primarily through private placements of Preferred Stock and other equity investments, which from inception through December 31, 1996 have totaled approximately $37,871,000, and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have historically allowed the Company to maintain adequate levels of cash and other liquid investments.

The Company's combined cash and cash equivalents totaled $4,089,000 at December 31, 1996, a decrease of $6,878,000 from June 30, 1996. The primary uses of cash and cash equivalents during the six months ended December 31, 1996 included $6,459,000 to finance the Company's operations and working capital requirements, $284,000 in capital equipment additions and $141,000 in scheduled debt payments. On February 7, 1997, the Company completed an underwritten initial public offering of 3,000,000 shares of its Common Stock at an offering price of $7.00 per share. On March 5, 1997, the underwriters elected to purchase an additional 250,000 shares of Common Stock pursuant to the underwriters' over-allotment option (the "Option") at a price of $7.00 per share. The Option, which has expired, granted the underwriters the right to purchase up to 450,000 shares of Common Stock at the initial public offering price. Proceeds from the offering, net of underwriters' commissions and expenses were approximately $20,000,000. The Company plans to continue its policy of investing excess funds short-term, investment-grade, interest-bearing instruments.

The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations for several years, if at all, due to the expected increase in spending for research and development programs and the expected cost of commercializing its product candidates. The Company may seek additional funding through research and development agreements with suitable corporate collaborators, grants and through public or private financing transactions. The Company expects that its primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of its debt or equity securities. There can be no assurance that such collaboration arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained on a long-term basis. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs, which may have a material adverse effect on the Company's business.

Certain business considerations

Commercialization of the Company's technology and product candidates, including its lead product candidate, the Aastrom Cell Production System ("Aastrom CPS"), will require substantial additional research and development by the Company as well as substantial clinical trials. There can be no assurance that the Company will successfully complete development of the Aastrom CPS or its other product candidates, or successfully market its technologies or product candidates, which lack of success would have a material adverse effect on the Company's business, financial condition and results of operations. The Company or its collaborators may encounter problems or delays relating to research and development, clinical trials, regulatory approval and intellectual property rights of the

Company's technologies and product candidates. The Company's product development efforts are primarily directed toward obtaining regulatory approval to market the Aastrom CPS as an alternative to currently used stem cell collection methods. These existing stem cell collection methods have been widely practiced for a number of years, and there can be no assurance that any of the Company's technologies or product candidates will facilitate the ex vivo production of cells with the expected biological activities in humans or will be accepted by the marketplace as readily as these or other competing processes and methodologies, or at all.

The approval of the United States Food and Drug Administration ("FDA") will be required before any commercial sales of the Company's product candidates for stem cell therapy may commence in the United States, and approvals from foreign regulatory authorities will be required before international sales may commence. The Company is currently conducting a pre-pivotal clinical trial to demonstrate the safety and biological activity of patient-derived cells produced in the Aastrom CPS in a limited number of patients and if the results from this pre-pivotal trial are successful, the Company intends to seek clearance from the FDA to commence its pivotal clinical trial. The results of preclinical studies and early clinical trials of the Company's product candidates, however, may not necessarily be indicative of results that will be obtained from subsequent or more extensive clinical trials. Further, there can be no assurance that pre-pivotal or pivotal clinical trials of any of the Company's product candidates will demonstrate the safety, reliability and efficacy of such products, or of the cells produced in such products, to the extent necessary to obtain required regulatory approvals or market acceptance. There can be no assurance that, even after the expenditures of substantial time and financial resources, regulatory approval will be obtained for any products developed by the Company.

The Company currently arranges for the manufacture of its product candidates and their components, including certain cytokines, serum and media, with third parties, and expects to continue to do so in the foreseeable future. There can be no assurance that the Company's supply of such key cytokines, components and other materials will not become limited, be interrupted or become restricted to certain geographic regions. There can also be no assurance that the Company will be able to obtain alternative components and materials from other manufacturers of acceptable quality, or on terms or in quantities acceptable to the Company. Additionally, there can be no assurance that the Company will not require additional cytokines, components and other materials to manufacture, use or market its product candidates. In the event that any of the Company's key manufacturers or suppliers fail to perform their respective obligations or the Company's supply of such cytokines, components or other materials become limited or interrupted, the Company would not be able to market its product candidates on a timely and cost-competitive basis, if at all, which would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is a development stage company and there can be no assurance that its product applications for cell therapy will be successful. The Company has not yet completed the development and clinical trials of any of its product candidates and, accordingly, has not yet begun to generate revenues from the commercialization of any of its product candidates. The Company expects to incur significant and increasing operating losses for at least the next several years, primarily owing to the expansion of its research and development programs, including preclinical studies and clinical trials. The development of the Company's products will require the Company to raise additional funds or to seek collaborative partners, or both, to finance related research and development activities. Because of the Company's potential long-term funding requirements, it may attempt to access the public or private equity markets if and whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to the Company on reasonable terms, or at all. If adequate funds are not available, the Company may be required to delay or terminate research and development programs, curtail capital expenditures, and reduce business development and other operating activities.

The Company has established a strategic alliance with Cobe BCT, Inc. for the worldwide distribution of the Aastrom CPS for stem cell therapy and related uses. Cobe has the right to terminate its Distribution Agreement with the Company upon twelve months' notice upon a change of control of the Company, other than to Cobe, or at any time after December 31, 1997, if Cobe determines that commercialization of the Aastrom CPS for stem cell therapy on or prior to December 31, 1998 is unlikely. There can be no assurance that Cobe will pursue the marketing and distribution of the Company's products, continue to perform its obligations under its agreements with the Company or that the Company's strategic alliance with Cobe will result in the successful commercialization and distribution of the Company's technologies and product candidates. There can also be no assurance that Cobe will be successful in its efforts to market and distribute the Company's products for stem cell therapy.

These business considerations, and others, are discussed in more detail and should be read in conjunction with the Risk Factors discussed in the Company's Prospectus.

                          PART II - OTHER INFORMATION

Item 2. - Changes in Securities

(a) In connection with its initial public offering, the Company's has filed an amendment to its Articles of Incorporation to authorize 40,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. All 9,657,648 shares of outstanding preferred stock converted to an aggregate of 8,098,422 shares of Common Stock upon the completion of the initial public offering.

(c)(1) Pursuant to a Governance Agreement between the Company and Rhone-Poulenc Rorer Inc. ("RPR"), dated September 15, 1995, RPR terminated its contractual relationship with the Company on September 6, 1996. As a result of such termination, the Company issued 205,882 shares of Series E Preferred Stock to RPR at a purchase price of $17.00 per share.

       In October 1996, the Company issued warrants to Michigan to purchase 69,444 shares of Common Stock as consideration for the Convertible Loan Commitment and has agreed to issue additional warrants to purchase 8,333 shares of Common Stock for each $1,000,000 borrowed under the Convertible Loan Commitment, as adjusted to the level of borrowing.

(c)(2) During the three months ended December 31, 1996, the Company granted options to purchase a total of 25,000 shares of Common Stock at an exercise $3.20 per share to eleven employees. No consideration was paid to the Company by any recipient of any of the foregoing options for the grant of any such options. During the three months ended December 31, 1996, the Company issued a total of 7,603 shares of Common Stock to two employees upon exercise of stock options at exercise prices ranging from $.30 to $1.20 per share.

       There were no underwriters employed in connection with any of the transactions set forth in Item 2.

       The issuances described in Item 2(c)(1) were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The issuances described in Item 2(c)(2) were exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

Item 6. - Exhibits and Reports on Form 8-K

(a)   Exhibits
      --------

Exhibit No.              Exhibit
------------  ------------------------------------------------------------------
  3.1         Restated Articles of Incorporation of the Company.
  3.2*        Bylaws of the Company.
  4.1*        Amended and Restated Investors' Rights Agreement, dated April 7, 1992.
  10.1*       Amended and Restated 1992 Incentive and Non-Qualified Stock Option
              Plan and forms of agreements thereunder.
  10.2*       1996 Outside Directors Stock Option Plan and forms of agreements thereunder.
  10.3*       1996 Employee Stock Purchase Plan and form of agreement thereunder.
  10.4*       Stock Purchase Agreement by and between Cobe Laboratories, Inc. and the Company, dated October 22, 1993, as amended October 29, 1996.
  10.5*+      Distribution Agreement by and between Cobe Laboratories, Inc. and the Company, dated October 22, 1993, as amended March 29, 1995,
              September 11, 1995 and October 29, 1996.
  10.6*       Promissory Note by and between R. Douglas Armstrong and the Company, dated November 18, 1993, as amended October 30, 1996.
  10.7*       Promissory Note by and between Stephen G. Emerson and the Company, dated October 20, 1993, as amended October 30, 1996.
  10.8*       Letter Agreement by and between Cobe Laboratories, Inc. and the
              Company, dated November 11, 1996.
  10.9*       Stock Purchase Agreement by and between Rhone-Poulenc Rorer Inc. and the Company, dated November 14, 1996.
  10.10*      Termination Agreement by and between Rhone-Poulenc Rorer Inc. and the Company, dated November 14, 1996.
  10.11*+     Collaborative Supply Agreement by and between Anchor Advanced
              Products, Inc., Mid-State Plastics Division, and the Company, dated
              December 16, 1996.


Exhibit No.              Exhibit
------------  ---------------------------------------------------------------------
  10.12*      Stock Purchase Commitment Agreement by and between Cobe
              Laboratories, Inc. and the Company, dated October 29, 1996.
  10.13*      Convertible Loan Commitment Agreement by and between the State
              Treasurer of the State of Michigan and the Company, dated October 15,
              1996.
  11.1        Statement re computation of pro forma net loss per share.
  27.1        Financial Data Schedule.

________________________

* Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.
+ Confidential treatment has been granted with respect to part of this exhibit.


(b)  Reports on Form 8-K
     -------------------

         There were no reports on Form 8-K filed during the period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AASTROM BIOSCIENCES, INC.


Date:   March 7, 1997                      /s/ R. DOUGLAS ARMSTRONG, Ph.D.
                                           -------------------------------
                                           R. Douglas Armstrong, Ph.D.
                                           President, Chief Executive Officer
                                                 (Principal Executive Officer)


Date:   March 7, 1997                      /s/ TODD E. SIMPSON
                                           ----------------------------------
                                           Todd E. Simpson
                                           Vice President, Finance and
                                            Administration, Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)