Form 10-Q
period 1997-03-31
AASTROM BIOSCIENCES INC
filed 1997-05-13
CIK 887359

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997, OR
                                               --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

Commission file number  0-22025
                      ----------------------------------------------------------


                           AASTROM BIOSCIENCES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Michigan                                    94-3096597
----------------------------------------    ------------------------------------
   (State or other jurisdiction of                    (I.R.S. employer
    incorporation or organization)                   identification no.)

      24 Frank Lloyd Wright Dr.
           P.O. Box 376
        Ann Arbor, Michigan                                 48106
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip code)

                                (313) 930-5555
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          [X] - Yes  [_] - No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


       COMMON STOCK, NO PAR VALUE            13,270,834
                   (Class)           Outstanding at May 1, 1997

                           AASTROM BIOSCIENCES, INC.

                         Quarterly Report on Form 10-Q
                                 March 31, 1997

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.  Financial Statements

         a)  Condensed Balance Sheets as of June 30, 1996 and March 31,
             1997                                                             3

         b)  Condensed Statements of Operations for the three and nine months ended March 31, 1996 and 1997 and for the period
             from March 24, 1989 (Inception) to March 31, 1997                4

         c)  Condensed Statements of Cash Flows for nine months ended
             March 31, 1996 and 1997 and for the period from March
             24, 1989 (Inception) to March 31, 1997                           5

         d)  Notes to Condensed Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    *
Item 2.  Changes in Securities                                               15
Item 3.  Defaults Upon Senior Securities                                      *
Item 4.  Submission of Matters to a Vote of Security Holders                  *
Item 5.  Other Information                                                    *
Item 6.  Exhibits and Reports on Form 8-K                                    16

SIGNATURES

* No information is provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                            CONDENSED BALANCE SHEETS

                                                      June 30,        March 31,
                                                        1996            1997
                                                     -----------     -----------
                                                                     (Unaudited)
Assets

CURRENT ASSETS:
 Cash and cash equivalents                           $ 10,967,000    $  4,694,000
 Short-term investments                                         -      16,773,000
 Receivables                                               81,000         249,000
 Prepaid expenses                                         437,000         109,000
                                                     ------------    ------------
   Total current assets                                11,485,000      21,825,000

PROPERTY, NET                                           1,188,000       1,097,000
                                                     ------------    ------------
      Total assets                                   $ 12,673,000    $ 22,922,000
                                                     ============    ============


Liabilities and Shareholders' Equity

CURRENT LIABILITIES:
 Accounts payable and accrued expenses               $  1,192,000    $  2,392,000
 Accrued employee expenses                                 97,000         116,000
 Current portion of capital lease obligations             223,000         147,000
 Deferred revenue                                         122,000           4,000
                                                     ------------    ------------
   Total current liabilities                            1,634,000       2,659,000

CAPITAL LEASE OBLIGATIONS                                 189,000          84,000

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, shares authorized -
 9,951,765 and 5,000,000, respectively, issued
 and outstanding - 9,451,766 and 0, respectively       34,218,000               -
Common Stock, no par value; shares authorized -
 18,500,000 and 40,000,000 respectively; shares
 issued and outstanding - 1,886,479 and 13,268,960,
 respectively                                             324,000      58,043,000
Deficit accumulated during the development stage      (27,025,000)    (37,653,000)
Shareholder notes receivable                             (167,000)       (167,000)
Stock purchase rights                                   3,500,000               -
Unrealized losses on investments                                -         (44,000)
                                                     ------------    ------------
 Total shareholders' equity                            10,850,000      20,179,000
                                                     ------------    ------------
      Total liabilities and shareholders' equity     $ 12,673,000    $ 22,922,000
                                                     ============    ============





   The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three months ended                Nine months ended          March 24, 1989
                                                      March 31,                        March 31,              (Inception) to
                                             ----------------------------     ----------------------------       March 31,
                                                1996             1997            1996             1997             1997
                                             -----------      -----------     -----------     ------------      ------------
REVENUES:
 Research and development agreements         $   593,000      $     9,000     $ 1,108,000     $    204,000      $  1,991,000
 Grants                                           85,000           59,000         216,000          117,000         2,112,000
                                             -----------      -----------     -----------     ------------      ------------
   Total revenues                                678,000           68,000       1,324,000          321,000         4,103,000
                                             -----------      -----------     -----------     ------------      ------------

COSTS AND EXPENSES:
 Research and development                      4,215,000        4,253,000       7,197,000        9,963,000        35,038,000
 General and administrative                      649,000          465,000       1,513,000        1,356,000         8,445,000
                                             -----------      -----------     -----------     ------------      ------------
   Total costs and expenses                    4,864,000        4,718,000       8,710,000       11,319,000        43,483,000
                                             -----------      -----------     -----------     ------------      ------------

LOSS BEFORE OTHER INCOME AND
 EXPENSE                                      (4,186,000)      (4,650,000)     (7,386,000)     (10,998,000)      (39,380,000)
                                             -----------      -----------     -----------     ------------      ------------

OTHER INCOME (EXPENSE):
 Interest income                                 204,000          191,000         503,000          396,000         1,972,000
 Interest expense                                (15,000)          (7,000)        (49,000)         (26,000)         (245,000)
                                             -----------      -----------     -----------     ------------      ------------
   Other income                                  189,000          184,000         454,000          370,000         1,727,000
                                             -----------      -----------     -----------     ------------      ------------

NET LOSS                                     $(3,997,000)     $(4,466,000)    $(6,932,000)    $(10,628,000)     $(37,653,000)
                                             ===========      ===========     ===========     ============      ============

NET LOSS PER SHARE                           $      (.40)     $      (.38)    $      (.69)    $      (1.00)
                                             ===========      ===========     ===========     ============

Weighted average number of common and
 common equivalent shares outstanding         10,107,000       11,804,000      10,102,000       10,665,000
                                             ===========      ===========     ===========     ============




   The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Nine months ended           March 24, 1989
                                                                    March 31,               (Inception) to
                                                           ----------------------------        March 31,
                                                               1996            1997              1997
                                                           -----------     ------------     --------------

OPERATING ACTIVITIES:
 Net loss                                                  $(6,932,000)    $(10,628,000)     $(37,653,000)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                               301,000          417,000         1,684,000
   Loss on property held for resale                                  -                -           110,000
   Amortization of discounts and
    premiums on investments                                   (110,000)         (28,000)         (147,000)
   Expense related to stock and stock
    options granted                                                  -           97,000           107,000
   Changes in assets and liabilities:
    Receivables                                                (29,000)        (168,000)         (249,000)
    Prepaid expenses                                            28,000          328,000          (109,000)
    Accounts payable and accrued
     expenses                                                2,339,000        1,200,000         2,392,000
    Accrued employee expenses                                   25,000           19,000           116,000
    Deferred revenue                                           (60,000)        (118,000)            4,000
                                                           -----------     ------------      ------------
 Net cash used for operating activities                     (4,438,000)      (8,881,000)      (33,745,000)

INVESTING ACTIVITIES:
 Organizational costs                                                -                -           (73,000)
 Purchase of short-term investments                                  -      (17,989,000)      (29,937,000)
 Maturities of short-term investments                        7,000,000        1,200,000        13,267,000
 Capital purchases                                            (238,000)        (326,000)       (2,044,000)
 Proceeds  from sale of property held for resale                     -                -           400,000
                                                           -----------     ------------      ------------
 Net cash provided by (used for)
  investing activities                                       6,762,000      (17,115,000)      (18,387,000)

FINANCING ACTIVITIES:
 Issuance of Preferred Stock                                 5,965,000                -        34,218,000
 Issuance of Common Stock                                       77,000       19,904,000        20,020,000
 Payments received for stock purchase rights                 3,500,000                -         3,500,000
 Payments received under shareholder notes                      31,000                -            31,000
 Principal payments under capital lease obligations           (201,000)        (181,000)         (943,000)
                                                           -----------     ------------      ------------
 Net cash provided by financing activities                   9,372,000       19,723,000        56,826,000
                                                           -----------     ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        11,696,000       (6,273,000)        4,694,000

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                         2,680,000       10,967,000                 -
                                                           -----------     ------------      ------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                             $14,376,000     $  4,694,000      $  4,694,000
                                                           ===========     ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                           $    49,000     $     26,000      $    245,000
                                                           ===========     ============      ============

SUPPLEMENTAL DISCLOSURES OF
 NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Additions to capital lease obligations                  $         -     $          -      $  1,174,000
                                                           ===========     ============      ============

   The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (A development stage company)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

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

2. Basis of Presentation

   The condensed financial statements included herein have been prepared by the Company without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year or for any other period.

   These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's prospectus dated February 4, 1997, ("Prospectus") as filed with the Securities and Exchange Commission.

3. Initial Public Offering

   On February 7, 1997, the Company completed an underwritten initial public offering of 3,000,000 shares of its Common Stock at an offering price of $7.00 per share. On March 5, 1997, the underwriters elected to purchase an additional 250,000 shares of Common Stock pursuant to the underwriters' over-allotment option (the "Option") at a price of $7.00 per share. The Option, which has now expired, granted the underwriters the right to purchase up to 450,000 shares of Common Stock at the initial public offering price. Proceeds from the offering, net of underwriters' commissions and expenses were $19,885,000.

   In connection with the IPO, the Company effected a two-for-three reverse stock split. Accordingly, all references in the accompanying financial statements to common share or per common share information has been restated to reflect the reverse stock split. Additionally, as a result of the IPO, all 9,657,648 shares of the Company's outstanding Preferred Stock automatically converted into an aggregate of 8,098,422 shares of Common Stock upon the completion of the IPO. On February 6, 1997, the Company filed an amendment to its Articles of Incorporation to authorize 40,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.

4. Net Loss Per Share

   Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. However, common and common equivalent shares issued during the 12 month period preceding the filing of the registration statement for the IPO at a price below the offering price are considered to be cheap stock and are included in the calculation for periods prior to the IPO, as if they were outstanding for all periods using the treasury stock method, as applicable, even though their inclusion is anti-dilutive. Due to the automatic conversion of Preferred Stock into Common Stock upon the completion of the IPO, all outstanding shares of Preferred Stock are assumed to have been converted into Common Stock at the time of issuance, except for those shares considered to be cheap stock which are treated as outstanding for all periods presented.

5. Recent Pronouncements

   During October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation and incentive plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. Adoption of this pronouncement is required for the Company beginning July 1, 1996, and the Company intends to adopt the reporting requirements of the pronouncement in its financial statements for the year ended June 30, 1997. The Company will continue to record compensation expense related to stock options issued as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

   During March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("SFAS 121O), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Adoption of this pronouncement is required for the Company beginning July 1, 1996. Management has studied the effect of implementing SFAS 121 and, based upon its evaluation, has determined that the impact on the Company's financial condition and results of operations is not significant for the periods ended March 31, 1997.

   During March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which amends the standards for computing earnings per share previously set forth in Accounting Principles Board Opinion No. 15 "Earnings per Share" ("APB 15"). SFAS 128 is required to be adopted by the Company for the year ended June 30, 1997. The pro forma adoption of SFAS 128 would not have effected the computation of net loss per share for the periods presented in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Since Inception, the Company has been in the development stage and engaged in research and product development, conducted both on its own behalf and in connection with various collaborative research and development agreements with other entities. The Company expects that its revenue sources for at least the next several years will continue to be limited to grant revenues and research funding, milestone payments and licensing fees from potential future corporate collaborators. The timing and amount of such future cash payments and revenues, if any, will be subject to significant fluctuations, based in part on the success of the Company's research activities, the timing of the achievement of certain milestones and the extent to which associated costs are reimbursed under grant or other arrangements. Research and development expenses may fluctuate due to the timing of expenditures for the varying stages of the Company's research and clinical development programs. Research and development expenses are expected to increase as product development programs and applications of the Company's products progress through research and development stages. Under the Company's License Agreement with Immunex Corporation ("Immunex"), annual renewal fees of $1,000,000 are payable in each of the next three fiscal years. Under the Company's Distribution Agreement with Cobe BCT, Inc. ("Cobe"), regulatory approval activities for the Company's products for stem cell therapies outside of the United States will be conducted, and paid for, by Cobe. As a result of these and others factors, the Company's results of operations have fluctuated and are expected to continue to fluctuate significantly from year to year and from quarter to quarter and therefore may not be comparable to or indicative of the results of operations for other periods.

Over the past several years, the Company's net loss has primarily increased, consistent with the growth in the Company's scope and size of operations. In the near term, the Company plans additional moderate growth in employee headcount necessary to address increasing requirements in the areas of product development, research, clinical and regulatory affairs and administration. Assuming capital is available to finance such growth, the Company's operating expenses will continue to increase as a result. At least until such time as the Company enters into arrangements providing research and development funding, the net loss will continue to increase as well. The Company has been unprofitable since its inception and does not anticipate having net income for at least the next several years. Through March 31, 1997, the Company has an accumulated deficit of $37,653,000. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

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

Results of operations

Three and nine months ended March 31, 1997 and 1996

Total revenues were $68,000 for the three months ended March 31, 1997, compared to $678,000 for the same period in 1996, and were $321,000 for the nine months ended March 31, 1997, compared to $1,324,000 in 1996. These revenues for the nine-month periods consist primarily of research and development revenue under the Company's research collaboration with Rhone-Poulenc Rorer, Inc., which was terminated in September 1996. As such, the Company did not recognize any revenues under that research collaboration for the three months ended March 31, 1997. Grant revenues decreased in 1997 reflecting the timing of grant awards and related research activities, to the extent that such associated costs are reimbursed under the grants.

Total costs and expenses were $4,718,000 for the three months ended March 31, 1997, compared to $4,864,000 for the same period in 1996. The decrease in costs and expenses in 1997 is primarily the result of a decrease in general and administrative expenses, which decreased to $465,000 for the three months ended March 31, 1997 from $649,000 for the same period in 1996. Research and development expenses remained relatively consistent for the quarters ended March 31, increasing to $4,253,000 in 1997 from $4,215,000 in 1996. Research and development expense includes a charge of $1,000,000 and $1,500,000 for the three months ended March 31, 1997 and 1996, respectively, representing license fees pursuant to the Company's supply agreement with Immunex. Total costs and expenses were $11,319,000 for the nine months ended March 31, 1997, compared to $8,710,000 for the same period in 1996. The increase in costs and expenses in 1996 is primarily the result of an increase in research and development expenses to $9,963,000 in 1997 from $7,197,000 in 1996 which is partially offset by general and administrative expenses, which decreased to $1,356,000 for the nine months ended March 31, 1997 from $1,513,000 for the same period in 1996. The increases in 1997 research and development expense reflect an increase in research, clinical development and product development activities over 1996 levels.

Interest income was $191,000 for the three months ended March 31, 1997, compared to $204,000 for the same period in 1996, and was $396,000 for the nine months ended March 31, 1997, compared to $503,000 for the same period in 1996. These decreases primarily reflect lower levels of cash, cash equivalents and short-term investments throughout the periods in 1997.

The Company's net loss increased to $4,466,000 for the three months ended March 31, 1997, from $3,997,000 for the same period in 1996 and increased to $10,628,000 for the nine months ended March 31, 1997, compared to $6,932,000 for the same period in 1996. These increases are primarily the result of increased costs and expenses and lower revenues in 1997 as described above.

Liquidity and capital resources

The Company has financed its operations since Inception primarily through public and private sales of its equity securities, which from Inception through March 31, 1997, have totaled approximately $57,769,000, and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have historically allowed the Company to maintain adequate levels of cash and other liquid investments.

The Company's combined cash, cash equivalents and short-term investments totaled $21,467,000 at March 31, 1997, an increase of $10,500,000 from June 30, 1996.
The primary uses of cash, cash equivalents and short-term investments during the nine months ended March 31, 1997, included $8,853,000 to finance the Company's operations and working capital requirements, $326,000 in capital equipment additions and $181,000 in scheduled debt payments. On February 7, 1997, the Company completed an underwritten initial public offering of 3,000,000 shares of its Common Stock at an offering price of $7.00 per share. On March 5, 1997, the underwriters elected to purchase an additional 250,000 shares of Common Stock pursuant to the underwriters' over-allotment option (the "Option") at a price of $7.00 per share. The Option, which has expired, granted the underwriters the right to purchase up to 450,000 shares of Common Stock at the initial public offering price. Proceeds from the offering, net of underwriters' commissions and expenses were $19,885,000. The Company plans to continue its policy of investing excess funds in short-term, investment-grade, interest-bearing instruments.

The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations for several years, if at all, due to the expected increase in spending for research and development programs and the expected cost of commercializing its product candidates. The Company intends to seek additional funding through research and development agreements with suitable corporate collaborators, grants and through public or private financing transactions. The Company expects that its primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of its debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained on a long-term basis. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs, which may have a material adverse effect on the Company's business.

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

The approval of the United States Food and Drug Administration ("FDA") will be required before any commercial sales of the Company's product candidates for stem cell therapy may commence in the United States, and approvals from foreign regulatory authorities will be required before international sales may commence. The Company is currently conducting a pre-pivotal clinical trial to demonstrate the safety and biological activity of patient-derived cells produced in the Aastrom CPS in a limited number of patients and if the results from this pre-pivotal trial are successful, the Company intends to seek clearance from the FDA to commence a pivotal clinical trial. The Company has experienced delays in patient accrual in its current pre-pivotal and in previous clinical trials. Further delays in patient accrual, in the Company's current pre-pivotal clinical trial or in future clinical trials, could result in increased costs associated with the clinical trials or delays in receiving regulatory approvals and commercialization, if any. The results of preclinical studies and early clinical trials of the Company's product candidates, however, may not necessarily be indicative of results that will be obtained from subsequent or more extensive clinical trials. Further, there can be no assurance that pre-pivotal or pivotal clinical trials of any of the Company's product candidates will demonstrate the safety, reliability and efficacy of such products, or of the cells produced in such products, to the extent necessary to obtain required regulatory approvals or market acceptance. There can be no assurance that, even after the expenditures of substantial time and financial resources, regulatory approval will be obtained for any products developed by the Company.

The Company currently arranges for the manufacture of its product candidates and their components, including certain cytokines, serum and media, with third parties, and expects to continue to do so in the foreseeable future. There can be no assurance that the Company's supply of such key cytokines, components and other materials will not become limited, interrupted or restricted to certain geographic regions. There can also be no assurance that the Company will be able to obtain alternative components and materials from other manufacturers of acceptable quality, or on terms or in quantities acceptable to the Company, if at all. Additionally, there can be no assurance that the Company will not require additional cytokines, components and other materials to manufacture, use or market its product candidates, or that necessary key components will be available for use by the Company in the markets where the it intends to sell its products. In the event that any of the Company's key manufacturers or suppliers fail to perform their respective obligations or the Company's supply of such cytokines, components or other materials become limited or interrupted, the Company would not be able to market its product candidates on a timely and cost-competitive basis, if at all, which would have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the compounds used by the Company in its current stem cell expansion process involve the use of animal derived products. The availability of these compounds for clinical and commercial use may become limited by suppliers or restricted by regulatory authorities which may impose a potential competitive disadvantage for the Company's products compared to competing products and procedures. To date, the availability of such materials has not caused a significant delay in the Company's development activities, however, there can be no assurance that such delays or disadvantages will not be experienced by the Company in the future.

The Company is a development stage company and there can be no assurance that its product candidates for cell therapy will be successful. The Company has not yet completed the development and clinical trials of any of its product candidates and, accordingly, has not yet begun to generate revenues from the commercialization of any of its product candidates. The Company expects to incur significant and increasing operating losses for at least the next several years, primarily owing to the expansion of its research and development programs, including preclinical studies and clinical trials. The development of the Company's products will require the Company to raise substantial additional funds or to seek collaborative partners, or both, to finance related research and development activities. Because of the Company's potential long-term funding requirements, it may attempt to access the public or private equity markets if and whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to the Company on reasonable terms, or at all. Several factors will affect the Company's ability to raise necessary additional funding, including market volatility of the Company's stock and economic conditions affecting the public markets generally or some portion or all of the technology sector. If adequate funds are not available, the Company may be required to delay or terminate research and development programs, curtail capital expenditures, and reduce business development and other operating activities.

The Company has established a strategic alliance with Cobe BCT, Inc. for the worldwide distribution of the Aastrom CPS for stem cell therapy and related uses. Cobe has the right to terminate its Distribution Agreement with the Company upon twelve months' notice, upon a change of control of the Company, other than to Cobe, or at any time after December 31, 1997, if Cobe determines that commercialization of the Aastrom CPS for stem cell therapy on or prior to December 31, 1998 is unlikely. There can be no assurance that Cobe will pursue the marketing and distribution of the Company's products, continue to perform its obligations under its agreements with the Company or that the Company's strategic alliance with Cobe will result in the successful commercialization and distribution of the Company's technologies and product candidates. There can also be no assurance that Cobe will be successful in its efforts to market and distribute the Company's products for stem cell therapy.

These business considerations, and others, are discussed in more detail and should be read in conjunction with the Risk Factors discussed in the Company's Prospectus.

                          PART II - OTHER INFORMATION


Item 2. - Changes in Securities

(a) In connection with its initial public offering, all 9,657,648 shares of outstanding preferred stock converted to an aggregate of 8,098,422 shares of Common Stock upon the completion of the offering. On February 6, 1997, the Company filed an amendment to its Articles of Incorporation to authorize 40,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.

(c) During the three months ended March 31, 1997, the Company granted options to purchase a total of 743,116 shares of Common Stock at exercise prices ranging from $3.20 to $7.13 per share to 16 employees and directors. No consideration was paid to the Company by any recipient of any of the foregoing options for the grant of any such options. During the three months ended March 31, 1997, the Company issued a total of 25,623 shares of Common Stock to three employees upon exercise of stock options at exercise prices ranging from $.30 to $1.20 per share.

     There were no underwriters employed in connection with any of the transactions set forth in Item 2.

     The issuances described in Item 2(c) were exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. On April 11, 1997, a registration statement on Form S-8 was filed with the Securities and Exchange Commission with respect to the shares of Common Stock issuable pursuant to the Company's Amended and Restated 1992 Incentive and Non-Qualified Stock Option Plan, 1996 Outside Directors Stock Option Plan, and 1996 Employee Stock Purchase Plan.

Item 6. - Exhibits and Reports on Form 8-K

(a)   Exhibits
      --------

         See Exhibit Index.

(b)   Reports on Form 8-K
      -------------------

         There were no reports on Form 8-K filed during the period.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AASTROM BIOSCIENCES, INC.


Date:   May 13, 1997                /s/ R. Douglas Armstrong
                                    --------------------------------------------
                                    R. Douglas Armstrong, Ph.D.
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)


Date:   May 13, 1997                /s/ Todd E. Simpson
                                    --------------------------------------------
                                    Todd E. Simpson
                                    Vice President, Finance and Administration,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.              Exhibit
-----------              -------
  3.1*        Restated Articles of Incorporation of the Company.
  3.2**       Bylaws of the Company.
  4.1**       Amended and Restated Investors' Rights Agreement, dated April 7,
              1992.
 11.1         Statement re computation of net loss per share.
 27.1         Financial Data Schedule.

------------------------

* Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31, 1996 as filed March 7, 1997.
** Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.