Form 10-K/A
period 1997-06-30
AASTROM BIOSCIENCES INC
filed 1997-10-21
CIK 887359

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                             ---------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1997

                                       OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from      to

                         Commission File Number 0-22025

                           AASTROM BIOSCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                             ---------------------

          Michigan                                        94-3096597
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

                          24 Frank Lloyd Wright Drive
                                 P. O. Box 376
                              Ann Arbor, MI  48106
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (313) 930-5555

                             ---------------------

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

As of September 15, 1997, 13,285,511 shares of Common Stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Document                                                   FORM 10-K REFERENCE
--------                                                   -------------------

Proxy Statement for the Annual Meeting of Shareholders
scheduled for November 12, 1997                           Items 10, 11, 12 and
                                                          13 of Part III

                           AASTROM BIOSCIENCES, INC.

                           ANNUAL REPORT ON FORM 10-K

                                EXPLANATORY NOTE

     This amendment amends the Annual Report on Form 10-K of the registrant, as filed with the Securities and Exchange Commission on September 25, 1997. Items 1, 7, 10 and 14 have been amended, and Items 2, 3, 4, 5, 6, 8, 9, 11, 12 and 13 are restated in their entirety as they appeared in the previously filed Annual Report on Form 10-K.

                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----

PART I...................................................................    3

     Item 1.   BUSINESS..................................................    3
     Item 2.   PROPERTIES................................................   23
     Item 3.   LEGAL PROCEEDINGS.........................................   23
     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......   23

PART II..................................................................   23

     Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS.......................................   23
     Item 6.   SELECTED FINANCIAL DATA...................................   24
     Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.......................   25
     Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............   37
     Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.......................   37

PART III.................................................................   37

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........   37
     Item 11.  EXECUTIVE COMPENSATION....................................   37
     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT................................................   37
     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............   37

PART IV..................................................................   38

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K...............................................   38

SIGNATURES...............................................................   53

EXHIBIT INDEX............................................................   54

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


                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

  Aastrom Biosciences, Inc. ("Aastrom" or the "Company") is developing proprietary process technologies and devices for a range of cell therapy applications, including stem cell therapies and selected emerging therapies such as immunotherapy, solid tissue repair and ex vivo gene therapy. The Company's
                                          -------
lead product under development, the Aastrom Cell Production System (the "Aastrom CPS"), consists of a clinical cell culture system with single-use cassettes and reagents for use in the rapidly growing cell therapy market. The Company is currently conducting "pre-pivotal" trials at multiple sites in the United States and Europe of the Aastrom CPS for use in stem cell therapy in preparation for pivotal trials in the United States and potential marketing in Europe. The Company believes that the Aastrom CPS procedure will be a cost-effective, less invasive and less time consuming alternative to currently available stem cell collection methods and may enhance the clinical utility of umbilical cord blood ("UCB") transplants by expanding the number of cells available for transplant. For stem cell therapy, the Company has entered into a strategic collaboration for the marketing, distribution and customer service of the Aastrom CPS with Cobe BCT, Inc. (collectively with Cobe Laboratories, Inc. "Cobe"), a subsidiary of Gambro AB and a leading provider of blood cell processing products.

  The Aastrom CPS is designed as a platform product which implements the Company's pioneering stem cell replication technology. The Company believes that the Aastrom CPS can be modified to produce a wide variety of other cell types for selected emerging therapies being developed by other companies and institutions. The Company intends to develop additional strategic collaborations for the development of the Aastrom CPS in certain of these other cell therapy market segments. In ex vivo gene therapy, the Company is also developing the
                    -------
Aastrom Gene Loader, which is being designed to address the production of gene-modified cells.


CELL THERAPY

  Cell therapy or ex vivo gene therapy involves the use of human cells to treat
                  -------
a medical disorder. The most common types of cell therapy, blood and platelet transfusions, have been widely used for many decades. More recently, bone marrow-derived and UCB cells have been used to restore the bone marrow and the blood and immune system cells which are damaged by chemotherapy and radiation therapy during the treatment of many types of cancer. Transplantation of these cells is known as stem cell therapy. Other cell therapies have recently been used for generating skin and cartilage tissue, and additional cell therapies are being developed by various companies and researchers to restore immune system cells as well as bone, kidney, liver, vascular and neuronal tissues.

  Cell therapies require the collection of cells, either from the patient or a suitably matched donor. These cells are typically processed and stored for administration to the patient. Although cell therapy is being developed for use in an increasing number of diseases, widespread application of new cell therapies remains limited by the difficulties and expense associated with current cell collection and processing procedures. The problems of current cell collection techniques are exemplified in the area of stem cell therapy where the patient or donor undergoes invasive, time-consuming and costly procedures to collect the large volume of cells currently required for effective treatment. The Company believes an alternative to collecting the required therapeutic dose of cells is to grow these cells ex vivo from a small starting volume. However,
                                -------
ex vivo cell expansion, when biologically possible, has typically required
-------
costly techniques, facilities and operations to comply with U.S. Food and Drug Administration ("FDA") current good manufacturing practices ("cGMP"), which are not generally available in hospitals. As a result, cells needed for such therapies often require specialized cell production facilities which use labor-intensive, manual cell culture techniques.

  In ex vivo gene therapy, genes are introduced into target cells in order to
     -------
selectively correct or modulate disease conditions, or to modify cells for production of a therapeutic protein. The Company believes that the successful practice of ex vivo gene therapy will require the development of processes and
            -------
products for the reliable, high-efficiency transfer of genes into cells and a means to produce the necessary dose of the genetically modified cells under cGMP conditions.


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


  STEM CELL THERAPY MARKET OPPORTUNITY
  ------------------------------------

  The benefits of stem cell therapy in the treatment of cancer patients have been well established over the past two decades. Stem cell therapy, in the form of bone marrow transplantation, was originally used in patients who had received treatment for blood and bone marrow cancers such as leukemia, and genetic diseases of the blood. However, because stem cell therapy has been shown to promote the rapid recovery of hematopoietic function, it is now being increasingly used to enable patients with other forms of cancer to receive high dose or multicycle chemotherapy and radiation treatments. These high-intensity therapies have a greater probability of eradicating dose-sensitive cancers but, because of their hematopoietic toxicity, cannot generally be given without stem cell therapy. As a result, some patients are treated with lower and less effective doses, and fewer cycles of therapy than might otherwise be used.

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


  CURRENT STEM CELL COLLECTION METHODS
  ------------------------------------

  Currently, the bone marrow-derived cells required for stem cell therapy are collected primarily either through the bone marrow harvest method or the PBPC collection method.


  Bone Marrow Harvest
  -------------------

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


  PBPC Mobilization and Collection
  --------------------------------

  PBPC mobilization is a technique in which bone marrow-derived cells are harvested from a patient's or donor's circulating blood, rather than from bone marrow. In a PBPC mobilization procedure, the patient receives multiple injections of growth factors or cytotoxic drugs, or both, over the course of a week or more, which cause stem and progenitor cells resident in the bone marrow to mobilize into the circulating blood. The mobilized cells are then collected by connecting the patient to a blood apheresis device, which draws and returns large volumes of the patient's or donor's blood in order to selectively remove the therapeutic volume of stem and progenitor cells. Each collection procedure typically lasts for two to six hours and is typically repeated on two to five consecutive days, however, procedure time has decreased and is expected to continue to decrease as the procedure is further optimized. Specialized laboratory testing over the period of mobilization and cell harvesting is necessary to determine that a sufficient quantity of desired cells has been collected, adding to the cost of the procedure. The PBPC process has become the predominant procedure in autologous stem cell therapy.

  Procedure Considerations
  ------------------------
  Although stem cell therapy is being utilized to treat more patients for a broader range of diseases, its availability continues to be limited by the high costs of procuring cells, the invasive nature of traditional cell procurement techniques, and by the technical difficulties related to those collection procedures. The Company believes that current charges for bone marrow harvest, processing and infusion are approximately $10,000 to $15,000 per procedure, with considerable variability between institutions. The Company believes that current charges for PBPC collection, including mobilization and infusion, are approximately $12,000 to $20,000 for a two to three cycle procedure, with considerable variability between institutions depending on the mobilization regimen and the total volume, time and number of aphereses required.

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


  UMBILICAL CORD BLOOD
  --------------------

  UCB, which is collected directly from the umbilical cord of newborn infants, without pain or risk to the infant or the mother, is emerging as a new source of cells for stem cell therapy. UCB has been reported to have stem cell concentrations that are much higher than that typically obtained from traditional bone marrow and PBPC collection methods. After collection, UCB is typically frozen for later use in a stem cell therapy procedure. Storage of UCB samples involves small volumes of cells, compared to typical bone marrow or PBPC storage. Accordingly, the costs of collection and storage of UCB cells are comparatively low. This source of cells is also "tumor-free," such that UCB would be preferred for many current stem cell therapy procedures in metastatic cancer patients. Before UCB can become a major supply source for stem cell therapy, a coordinated UCB banking system must emerge. In this regard, several UCB banking institutions have been established to date, and the group is growing in both number and size. The establishment of these UCB banking institutions is an initial step which may lead to a coordinated UCB banking system.

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

AASTROM TECHNOLOGY

  Aastrom is developing proprietary process technologies that are pioneering the ex vivo production of human stem and progenitor cells. The Company has also
-------
developed a proprietary cell culture device that mimics the biological and physical environment necessary for the growth of certain human cells and tissues, including bone marrow. The Company's initial product candidate, the Aastrom CPS, utilizes the Company's process technology and is designed to enable the ex vivo production of human stem and progenitor cells as an alternative to
    -------
bone marrow harvest and PBPC mobilization methods and to enhance the clinical utility of UCB cells. The Company believes that the Aastrom CPS may be used for other cell production processes, such as immunotherapy and solid tissue repair, which are being developed by third parties and, in combination with the Company's proprietary gene transfer process, may have application in the developing field of ex vivo gene therapy.
                    -------

  CORE TECHNOLOGY
  ---------------

  Stem Cell Growth Process
  ------------------------

  Aastrom has developed proprietary process technologies for ex vivo production
                                                             -------
of therapeutic stem and progenitor cells as well as other key cells found in human bone marrow. The Company's proprietary process entails the placement of a stem cell mixture in a culture environment that mimics the biology and physiology of natural bone marrow. This process enables the stem and early and late-stage progenitor cells needed for an effective stem cell therapy procedure to be concurrently expanded. Growth factors can be added to stimulate specific cell lineages to grow or to increase cell growth to meet a particular therapeutic objective. The stem cell growth process can best be completed with little or no additional stem cell selection or purification procedures. This stem cell replication process can also enable or augment the genetic modification of cells by providing the cell division step needed for new genes to integrate into the stem cell DNA. Currently available cell culture methods tend to result in a loss of stem cells, either through death or through differentiation into mature cells. The Company has exclusive rights to several issued U.S. patents that cover these processes and cell compositions. See "--Additional Stem Cell and Other Cell Therapies."


  Aastrom Cell Culture Chamber
  ----------------------------

  Aastrom has developed a proprietary cell culture chamber to implement the Company's process technology. The culture chamber produces cells on a clinical scale and allows for simple, sterile recovery of the cells for therapeutic use. The Company believes that the Aastrom cell culture chamber may also be used for growing other human therapeutic cells, such as T-Cells and dendritic cells used for immunotherapies, chondrocytes for cartilage replacement, and mesenchymal tissues for bone and cartilage replacement. The Company holds exclusive rights to issued U.S. patents and additional applications for its cell culture chamber device technology. See "--Additional Stem Cell and Other Cell Therapies."


  Efficient Gene Transfer
  -----------------------

  Aastrom has developed proprietary processes and device technology that may enable increased efficiency of vector-mediated gene transfer into cells as compared to conventional procedures. This directed-motion gene transfer or gene loading technology is being pursued by the Company for application in most cell and tissue types and most vector technologies. The Company intends to develop products based upon its gene loading technology. Development of additional products, however, will require the Company to raise additional funds or to seek collaborative partners, or both, to finance related research and development activities, as to which there can be no assurance of success. Furthermore, due to the uncertainties involved, the Company is unable to estimate the length of time such development may take. If successfully developed into products, the Company believes that such products would facilitate the advancement of numerous gene therapy protocols into the clinic and ultimately the market. The Company has exclusive rights to three issued U.S. patents, and has additional applications pending, for this technology. See "Aastrom Product Candidates For Ex Vivo Gene Therapy."
-------

  THE AASTROM CPS
  ---------------

  The Aastrom CPS is the Company's lead product under development. While potentially applicable to multiple cell therapy applications such as immunotherapy, solid tissue repair and ex vivo gene therapy, the Aastrom CPS is
                                       -------
being developed initially by the Company for stem cell therapy. The Aastrom CPS is a proprietary system that the Company believes will enable the large scale ex vivo production of a variety of therapeutic cells at healthcare facilities,
-------
independent laboratories, transplant centers and blood banks, and has been designed to implement Aastrom's stem cell growth process as well as processes for the production of other cell types.

  The Aastrom CPS is comprised of several components, including single-use Cell Cassettes and reagents and microprocessor-controlled instruments, which are at various stages of development. The Cell Cassette is a single-use cartridge which contains the Aastrom cell culture chamber and the related media supply waste reservoirs and harvest bag. The microprocessor-controlled instruments include the Incubator which controls the culture conditions for the operation of the Cell Cassette, and the Processor which automates the priming and harvesting of the cells from the Cell Cassette. The System Manager is a user interface computer that is being developed to simultaneously track and monitor the cell production process in over thirty CPS Incubators and record relevant process variables and operator actions. Prototype components of the Aastrom CPS are currently being used in clinical trials and ongoing development activities are directed at completing other production level components of the Aastrom CPS.

  The Aastrom CPS is designed to be operated with minimal operator activity by a medical or laboratory technician and can implement clinical scale cell production at the patient care site. The end product of the Aastrom CPS process is a blood-bag container with the cell product. The control and documentation features of the Aastrom CPS have been designed to meet cGMP requirements for the therapeutic production of cells.


AASTROM CPS FOR STEM CELL THERAPY
---------------------------------

  The Company's initial application for the Aastrom CPS is expected to be in the growing field of stem cell therapy, where the Company believes that the Aastrom CPS may address many of the limitations of existing procedures. The Aastrom CPS is based on a comparatively simple process in which a small volume of bone marrow cells are collected from the patient or donor using a needle aspiration procedure typically under a local anesthetic or sedative. This cell mixture is quantified, and an appropriate volume of cells is then inoculated into one or more Cell Cassettes with the necessary growth media. Growth-factor-stimulated cells are produced using the Aastrom CPS in approximately 12 to 13 days, with no further patient involvement. Depending upon the cell quantity necessary for a therapeutic application, single or multiple Cell Cassettes may be required, with a different volume requirement of starting cells taken from the patient at the initial visit. The Aastrom CPS has been designed to minimize operator involvement during the cell production process, and the steps required before and after the Aastrom CPS are standard laboratory procedures. Cells derived from UCB may also serve as a tumor-free source of stem and progenitor cells for expansion in the Aastrom CPS.

  Potential Advantages of Aastrom CPS
  -----------------------------------

  The Company believes that the Aastrom CPS, if approved for commercial sale by the FDA and foreign regulatory agencies, may provide certain improvements and efficiencies over traditional cell collection and infusion processes. The following table, which sets forth estimates based on a 1996 survey conducted by the Company of 11 stem cell transplant physicians at different transplant institutions throughout the United States, compares estimated patient care episodes and procedure time for currently established cell collection and infusion techniques with the Aastrom CPS method of cell procurement:

                                                               PROCEDURE TIME
           Cell Source                    CARE EPISODES(1)        (HOURS)(1)
           -----------                    ----------------        ----------
 Bone Marrow Harvest (2)................          8                   16

 PBPC Mobilization and Collection (3)...          21                  39

 Aastrom CPS (4)........................          2                   1-3

 --------------------

      (1) Includes all outpatient, inpatient, and home care episodes.
      (2) Includes operating room procedure and all preparatory and recovery procedures.
      (3) Based on an average of three rounds of apheresis following cell mobilization injections.
      (4) Projections, based on data accumulated during the Company's research and clinical trials.

  The Company believes that the Aastrom CPS may provide the following benefits when compared to current cell collection and infusion methods:

  Cost-Effectiveness.   The Company believes the Aastrom CPS has the potential
  ------------------
to cost-effectively replace the labor intensive and invasive cell collection and infusion procedures currently employed for stem cell therapy and to reduce physician, staff and patient time requirements.

  Reduced Patient and Physician Burden.   Cell production with the Aastrom CPS
  ------------------------------------
is expected to require the collection of a small volume of starting material compared to current collection procedures, eliminating the requirement for general surgical anesthesia, multiple drug injections or blood apheresis. Patient benefits are expected to include fewer needle sticks than with current cell collection and infusion methods and a reduction in overall patient procedure time. Additionally, Aastrom's process for cell expansion is expected to minimize the time requirement for physicians compared with bone marrow harvest.

  Enhanced Multicycle High-Dose Chemotherapy.   The long restoration period for
  ------------------------------------------
the hematopoietic system following myeloablative therapy effectively limits patients to one opportunity for cell collection prior to cancer therapy. The Aastrom CPS may enhance the practice of multicycle, high-dose chemotherapy by providing the ability to produce a therapeutic dose of cells from a small starting volume. The initial cell collection can be divided into multiple samples and stored frozen until expansion at a later time is required.

  Reduced Quantity of Lymphocytes.   The Company believes its approach to stem
  -------------------------------
cell therapy may provide an additional benefit over current methods by depleting potentially harmful cells such as T-cells and B-cells. These cells are believed to be primarily responsible for graft-versus-host disease, a common manifestation of allogeneic transplants in which the grafted donor's cells attack the host's tissues and organs.

  Tumor Cell Purging.   Cancer patients with tumor metastases, in which the
  ------------------
cancer has spread to the blood and bone marrow, have not traditionally been candidates for autologous stem cell transplants because such transplant might reintroduce cancer cells into the patient. Additionally, patients may have undetected tumor cells present in their marrow or PBPC transplant, which could re-establish cancer in the patient following transplant. The Company's initial clinical results, as well as studies conducted by third-party investigators, have shown that some primary human tumor cells die or do not grow during hematopoietic cell culture. The smaller volume of starting cells used for the Aastrom CPS compared with bone marrow harvest or PBPC transplants may provide approximately 10 to 70 fold less tumor cells in a transplant. Further, in an evaluation of seven tumor-contaminated bone marrow samples that were expanded with the Aastrom CPS process, the presence of breast cancer cells in each sample was either substantially reduced or was no longer detectable. The Company believes that this combination of passive depletion during culture with the lower starting volume of tumor cells may result in a tumor-free or tumor-reduced cell product for transplant. The clinical benefit of such tumor depletion, if any, will vary depending upon the type of cancer and state of disease.


CLINICAL DEVELOPMENT

  The Company's clinical development plan is initially to obtain regulatory approval in the United States to market the Aastrom CPS for autologous stem cell therapy and UCB transplantation, and in Europe for more general cell therapy applications. The Company also intends to pursue approval of the Aastrom CPS for additional clinical indications.

  The Company believes that the Aastrom CPS for stem cell therapy will be regulated as a medical device and that the Company will be required to submit a Pre-Market Approval ("PMA") application to, and obtain approval from, the FDA to allow it to market this product in the United States. In order to obtain PMA registration, the Company will be required to complete clinical trials under an IDE. See "--Government Regulation--Devices."

  Aastrom is currently conducting a pre-pivotal stem cell therapy clinical trial at four U.S. sites. This clinical trial is designed to demonstrate that cells produced using the Aastrom CPS can alone provide hematopoietic recovery in accordance with trial endpoints in breast cancer patients who have received myeloablative chemotherapy. Bone marrow or mobilized PBPC obtained from the patients by traditional methods will be available for precautionary reasons at defined clinical stages.

  Initial patient data from one trial site have been presented and demonstrate that cells produced in the Aastrom CPS can lead to engraftment of stem cells in patients within a recovery time frame that is comparable with that of conventional bone marrow transplantation following ablative chemotherapy. These patients started to recover their white blood cell counts within a median time of approximately seven days post-transplant and reached safe levels of neutrophils at approximately 16 days and platelets at approximately 23 days. Prior to implementing the trial protocol used for these patients, the Company had evaluated the cells produced in the Aastrom CPS in Stage IV breast cancer patients who had received significant prior cytotoxic therapy for their advanced cancer.

  The Company has also initiated clinical trials at one site for adult patients and at another site for pediatric patients to evaluate the use of the Aastrom CPS to expand cells obtained from UCB for use in patients who have received myeloablative radiation or chemotherapy.

  The objective of the current and anticipated future trials is to establish the protocols for pivotal trials of the Aastrom CPS in stem cell therapy. Provided that these pre-pivotal trials provide further evidence of the feasibility and safety of cells produced in the Aastrom CPS, the Company anticipates initiating pivotal clinical trials at multiple sites no earlier than late 1997, with patient enrollment to support a PMA filing, although this schedule is subject to numerous risks and uncertainties.

  Aastrom, in partnership with Cobe, has initiated two clinical sites in Europe to evaluate the use of Aastrom CPS cells to promote hematopoietic recovery in breast cancer patients undergoing aggressive myelosuppressive or myelotoxic chemotherapy. Assuming the successful completion of these and other clinical trials, the Company intends to seek approval to market the Aastrom CPS in Europe through CE Mark Registration. See "--Government Regulation--Regulatory Process in Europe."

  The ongoing trials were preceded by earlier studies designed to evaluate safety and process feasibility. Aastrom completed the first feasibility trial of its cell production system technology at the M.D. Anderson Cancer Center in October 1995. In this trial, ten breast cancer patients, who were subjected to myeloablative chemotherapy, were treated with cells obtained from a standard bone marrow harvest and with cells produced from a sample of such cells with a predecessor of the Aastrom CPS. The patients exhibited standard clinical recoveries, providing evidence of the clinical safety of cells obtained from the Company's cell production process and of the feasibility of cell production with a predecessor of the Aastrom CPS by clinical personnel at an investigational site. With this study completed, a five-patient study was then conducted to begin to evaluate the use of cells obtained from the Company's cell production process alone in the transplant setting.

  The results from these patients provided evidence of the clinical safety of the Aastrom CPS-produced cells in patients and that the hematopoietic recovery endpoints specified for the trial are achievable. Four of these five patients received the delayed administration of the precautionary bone marrow pursuant to the trial protocol. Following further review by the FDA, the IDE was amended to expand the trail to the four additional sites where the clinical trail is now ongoing. The amended IDE provided for the enrollment of Stage II, III and IV patients, and a delayed use of the precautionary bone marrow.

  In a dose-ranging study conducted by the University of Michigan (the "University") in 1993, ex vivo produced cells utilizing the Company's
                       -------
proprietary cell production technology were infused into seven patients with non-Hodgkin's lymphoma after they received myeloablative chemotherapy. These patients also received cells obtained from either an autologous bone marrow harvest or PBPC procedure. No safety issues attributable to the infused cells were observed in this trial and the patients exhibited recovery profiles consistent with traditional transplantation techniques.

  The preliminary results of the Company's pre-pivotal trials may not be predictive of results that will be obtained from subsequent patients in the trials or from more extensive trials. Further, there can be no assurance that the Company's pre-pivotal or pivotal trials will be successful, or that PMA registration or required foreign regulatory approvals for the Aastrom CPS will be obtained in a timely fashion, or at all. See "Business Risks--Uncertainties Related to Clinical Trials."


ADDITIONAL STEM CELL AND OTHER CELL THERAPIES

  The Company believes that the Aastrom CPS hardware and single-use Cell Cassettes may be developed to serve as platform products for application in a variety of other emerging cell therapies in addition to stem cell therapy. The Company believes that the Aastrom CPS has the potential to supplant current manual cell culture methods to produce therapeutic quantities of cell types such as T-cells, chondrocytes, mesenchymal cells, keratinocytes, neuronal cells and dendritic cells. Other than a limited application of chondrocyte therapy, novel cell therapies are still in early stages of development by third parties, and no assurance can be given that such other cell therapies will be successfully developed. Potential advantages of the Aastrom CPS in these therapies may include: (i) reducing labor and capital costs; (ii) enhancing process reliability; (iii) automating quality assurance; (iv) reducing the need for specialized, environmentally controlled facilities; and (v) providing greater accessibility of these procedures to care providers and patients and, in certain cases, providing a more biologically active cell product.

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


  Immunotherapies
  ---------------

  Immunotherapy involves using cells of the immune system to eradicate a disease target. T-cell lymphocytes and dendritic cells are being actively investigated by other companies for this purpose, and the Company anticipates that many of these procedures will require ex vivo cell production.
                              -------

  T-cells, a class of lymphocyte white blood cells, play a critical role in the human immune system and are responsible for the human immune response in a broad spectrum of diseases, including cancers and infectious diseases. Cytotoxic T-lymphocytes ("CTLs") is a new process that involves collecting T-cells from a patient and culturing them in an environment resulting in T-cells with specificity for a particular disease target. Clinical trials by third parties have been initiated to demonstrate CTL effectiveness. The ex vivo production of these cells under conditions for use in medical
    -------
treatment represents a critical step in the advancement of this therapy.

  Dendritic cells (the potent antigen presenting cells) are believed to play an important role in the function of the immune system. Researchers believe that cultured dendritic cells could augment the natural ability of a patient to present antigens from the infectious agents to the immune system and aid in the generation of a cytotoxic T-cell response to the infectious agent.


  Solid Tissue Cell Therapies
  ---------------------------

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


  Other Stem Cell Therapies
  -------------------------

  Autoimmune Diseases.   Stem cell therapy is under clinical investigation by
  -------------------
third parties for the treatment of other diseases. Clinical studies have suggested a potential role for stem cell therapy in treatment of autoimmune diseases such as rheumatoid arthritis, multiple sclerosis and lupus erythematosus. The generic cause of these diseases is a malfunctioning immune system, including T-lymphocytes. Clinical trials in which the patient receives treatment resulting in immune ablation (usually involving myelotoxic cancer drugs or radiation), followed by stem cell therapy to restore the bone marrow and cells of the blood and immune system, have demonstrated remission of the autoimmune disease in some patients.

  Organ Transplantation.   Recently, a number of academic and corporate
  ---------------------
researchers and companies have identified the potential use of stem cell therapy to facilitate successful solid organ and tissue transplants between human donors and recipients, as well as using organs from non-human species for transplantation into humans. These proposed applications are based on the observation that donor-specific bone marrow, infused concurrent with or prior to the organ transplant, can provide for reduction of the normal immune rejection response by the transplant recipient (e.g. heart, lung, liver or kidney transplants).

  A major limitation to the use of stem cell therapy in solid organ transplant is the limited availability of sufficient amounts of bone marrow to obtain a desired therapeutic response of immune tolerization. This limitation is particularly problematic when cadaveric donor organs are used, which has traditionally been the source of cells for these procedures. Bone marrow is also often available from the cadaveric donor, but only in a limited amount. Normally this amount may be sufficient for one transplant, but a donor might provide multiple organs for transplant into multiple recipients. Aastrom believes that the ability to expand the available bone marrow ex vivo will enhance the use of
                                                -------
stem cell therapy for such transplant procedures and may pursue development of its products for application in such therapy in the future.

AASTROM PRODUCT CANDIDATES FOR EX VIVO GENE THERAPY
                               -------

  A novel form of cell therapy is ex vivo gene therapy. For this type of cell
                                  -------
therapy, cells procured from the patient or a donor are genetically modified prior to their infusion into the patient. Analogous to other cell therapies, the ability to produce a therapeutic dose of these gene-modified cells is a major limitation to the commercialization of these cell therapies. This limitation is further exacerbated by the additional requirement that the cells be genetically modified under conditions that are sterile and comply with GMP.

  Gene therapy is a therapeutic modality that holds the potential to significantly impact the delivery of healthcare and the delivery of therapeutically useful protein-based drugs within the body. Gene therapies are generally targeted at the introduction of a missing normal gene into otherwise defective human tissue, or the introduction of novel biologic capability into the body via the introduction of a gene not ordinarily present (for example, genes providing for the enhanced recognition and destruction or inhibition of the HIV-1 virus). The major developmental focus of the ex vivo
                                                                     -------
gene therapy industry has been to identify the therapeutic gene of interest, insert it into a suitable vector that can be used to transport and integrate the gene into the DNA of the target cell, and then cause the gene to become expressed. The Company believes that for ex vivo gene therapy to progress to
                                         -------
clinical applications, a process to produce a sufficient quantity of therapeutic cells is required as is an efficient means to insert the gene vector into target cells. Gene therapy is still in an early stage of development by third parties. The Company's business opportunity is dependent upon the successful development and regulatory approval of individual gene therapy applications. No assurance can be given that such applications will be developed or approved or that the Company's processes or product candidates will find successful applications in such therapies. Successful development of the Company's processes and product candidates for application in ex vivo gene therapy will require substantial
                              -------
additional research and development, including clinical testing, and will be subject to the Company's ability to finance such activities on acceptable terms, if at all. See "Business Risks--Future Capital Needs; Uncertainty of Additional Funding."

  THE AASTROM CPS FOR GENE THERAPY (GT-CPS)
  -----------------------------------------

  The Aastrom CPS has been designed to produce cells for therapy and the Company believes that the Aastrom CPS may be useful in many potential ex vivo gene
                                                              -------
therapy applications. Further, the Company anticipates that its proprietary stem cell production process technology implemented by the Aastrom CPS may provide the conditions for clinical scale stem cell division, and enable or enhance the introduction of therapeutic genes into stem cell DNA. The Company believes that its technology may also enable expansion of more mature progeny of these stem cells to create a gene therapy cell product with potential short and long term therapeutic effect.

  The Company has two principal objectives for the development of Aastrom GT-
CPS: (i) the enablement of stem cell gene therapies for a variety of hematologic and other disorders, based on the GT-CPS's ability to enable large scale stem cell division ex vivo; and (ii) the enablement of gene transfer and therapeutic
              -------
cell production by local and regional primary patient care facilities and ancillary service laboratories.

  THE AASTROM GENE LOADER
  -----------------------

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

  The Company believes that these issues represent a general bottleneck for other companies pursuing ex vivo gene therapy clinical applications. The
                         -------
Company's technology under development may favorably influence these gene therapy applications, the development of which are impeded due to low transduction efficiencies and the resultant need for use of extreme quantities of gene vectors and/or target "delivery" tissues.


STRATEGIC RELATIONSHIPS

  On October 22, 1993, the Company entered into a Distribution Agreement (the "Distribution Agreement") with Cobe for Cobe to be the Company's exclusive, worldwide marketing, distribution and service provider for the Aastrom CPS for stem cell therapy applications (the "Stem Cell Therapy Applications"). Under the terms of the Company's Distribution Agreement with Cobe, other than with respect to sales to affiliates, the Company is precluded from selling the Aastrom CPS to customers for stem cell therapy applications. The Company has, however, reserved the right to sell the Aastrom CPS for: (i) all diagnostic or other non-therapeutic clinical applications; (ii) all gene therapy or gene transfer applications, including those for stem cells; (iii) all non-human applications;
(iv) certain permitted clinical research applications; and (v) all applications that are labeled not for human use. The Company has also reserved the unconditional right to sell other products under development, including but not limited to products based upon its gene loading technology. The initial term of the Distribution Agreement expires on October 22, 2003, and Cobe has the option to extend the term for an additional ten-year period. The Company is responsible for the expenses to obtain FDA and other regulatory approval in the United States, while

Cobe is responsible for the expenses to obtain regulatory approval in foreign countries to allow for worldwide marketing of the Aastrom CPS for Stem Cell Therapy Applications. See "Business Risks--Consequences of Cobe Relationship."

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

  In conjunction with the Distribution Agreement, the Company also entered into a Stock Purchase Agreement with Cobe (the "Cobe Stock Agreement"), whereby Cobe acquired certain option, registration, preemptive and other rights pertaining to shares of the Company's stock. Pursuant to such preemptive rights, Cobe elected to purchase 714,200 shares of Common Stock in the Company's initial public offering in February 1997. See "Description of Capital Stock--Rights of Cobe" and "Certain Transactions."

  The Company has entered into a Strategic Planning Consulting Services and Collaboration Agreement (the "Consulting Agreement") with Burrill & Company, LLC ("Burrill"), pursuant to which Burrill will advise the Company on potential strategic alliances and seek to identify potential collaborations. Pursuant to the Consulting Agreement, Burrill will be paid a monthly retainer of $10,000 and will be reimbursed for expenses incurred pursuant to an approved budget. Aastrom has issued Burrill an immediately exercisable warrant to purchase 100,000 shares of Common Stock at an exercise price of $7.24 and a second warrant, which vests over a one-year period, to purchase 100,000 shares at an exercise price of $7.24. The Consulting Agreement is terminable by either party following periods of up to 30 days following notice.

  The Consulting Agreement also provides for payments to Burrill that are based on the timing and amount of proceeds Aastrom may receive from any future strategic alliances. In the event that the Company enters into strategic alliances (which exclude minor technology license agreements and customary manufacturing or supply agreements that do not involve equity investments in Aastrom, as well as performance pursuant to any of Cobe's existing agreements with Aastrom), the Company will pay Burrill a success fee ranging from 4% to 7.5% of the proceeds in connection with the strategic alliance. In addition to the success fee, Aastrom will issue to Burrill additional warrants to purchase up to 500,000 shares of Common Stock, depending upon the achievement of certain milestones.

MANUFACTURING

  The Company has no current intention of internally manufacturing its product candidates and, accordingly, is developing relationships with third party manufacturers which are FDA registered as suppliers for the manufacture of medical products.

  In May 1994, the Company entered into a Collaborative Product Development Agreement with SeaMED Corporation, ("SeaMED"). Pursuant to this agreement, the Company and SeaMED will collaborate on the further design of certain instrument components in the Aastrom CPS, and enable SeaMED to manufacture pre-production units of the instrument components for laboratory and clinical evaluation. The Company is paying SeaMED for its design and pre-production work on a "time and materials" basis, utilizing SeaMED's customary hourly billing rates and actual costs for materials. Subject to certain conditions, the Company has committed to enter into a manufacturing agreement with SeaMED for commercial manufacture of the instrument components for three years after shipment by SeaMED of the first commercial unit pursuant to a pricing formula set forth in the agreement. The Company retains all proprietary rights to its intellectual property which is utilized by SeaMED pursuant to this agreement.

  In November 1994, the Company entered into a Collaborative Product Development Agreement with Ethox Corporation ("Ethox"). Pursuant to this agreement, the Company and Ethox collaborated on the design of certain bioreactor assembly and custom tubing kit components of the Aastrom CPS. The Company is paying Ethox for its design and production work on a "time and materials" basis, utilizing Ethox's customary hourly billing rates and actual costs for materials. The Company retains all proprietary rights to its intellectual property which are utilized by Ethox pursuant to this agreement.

  In March 1996, the Company entered into a five-year License and Supply Agreement with Immunex Corporation ("Immunex") to purchase and resell certain cytokines and ancillary materials for use in conjunction with the Aastrom CPS. The agreement required the Company to pay Immunex an initial up-front fee of $1,500,000 to be followed by subsequent annual renewal payments equal to $1,000,000 per year during the term of the agreement in addition to payment for supplies purchased by the Company. In August 1997, the Company and Immunex amended the agreement to expand the Company's territorial rights to use and sell such materials to a worldwide basis. Unless earlier terminated or renewed by the Company for an additional five-year term, the agreement will expire in April 2001. The agreement may be terminated by either party effective immediately upon written notice of termination to the other party in the event that such party materially breaches the agreement and such breach continues unremedied after notice and expiration of a specified cure period or in the event that a bankruptcy proceeding is commenced against a party and is not dismissed or stayed within a 45-day period. In addition, Immunex has the right to cease the supply to the Company of cytokines and ancillary materials if the Company fails to purchase a minimum amount of its forecasted annual needs from Immunex after notice to the Company and expiration of a specified cure period. The Company also has the right to terminate the agreement at any time subject to the payment to Immunex of a specified amount for liquidated damages. In the event that Immunex elects to cease to supply to the Company cytokines and ancillary materials or is prevented from supplying such materials to the Company by reason of force majeure, limited manufacturing rights will be transferred to the Company under certain circumstances. There is, however, no assurance that the Company could successfully manufacture the compounds itself or identify others that could manufacture these compounds to acceptable quality standards and costs, if at all.

  In December 1996, the Company entered into a Collaborative Supply Agreement with Anchor Advanced Products, Inc., Mid-State Plastics Division ("MSP"). Under this agreement, MSP will conduct both pre-production manufacturing development and commercial manufacturing and assembly of the Cell Cassette component of the Aastrom CPS for the Company. During the initial phase of the seven-year agreement, the Company will pay MSP for its development activities on a time and materials basis. Upon reaching certain commercial manufacturing volumes, MSP will be paid by the Company on a per unit basis for Cell Cassettes delivered to the Company under a pricing formula specified in the agreement. Throughout the term of this agreement, the Company has agreed to treat MSP as its preferred supplier of Cell Cassettes, using MSP as its supplier of at least 60% of its requirements for Cell Cassettes.

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

PATENTS AND PROPRIETARY RIGHTS

  The Company's success depends in part on its ability, and the ability of its licensors, to obtain patent protection for its products and processes. The Company has exclusive rights to twelve issued U.S. patents and one patent with respect to which the Company has received notice of allowance that present claims to (i) certain methods for ex vivo stem cell division as well as ex vivo
                                  -------                               -------
human hematopoietic stem cell stable genetic transformation and expanding and harvesting a human hematopoietic stem cell pool; (ii) certain apparatus for cell culturing, including a bioreactor suitable for culturing human stem cells or human hematopoietic cells; (iii) certain methods of infecting or transfecting target cells with vectors; and (iv) a cell composition containing human stem cells or progenitor cells, or genetically modified stem cells, when such cells are produced in an ex vivo medium exchange culture. Patents equivalent to two of
                   -------
these U.S. patents have also been issued in other jurisdictions: one in Australia and another in Canada and under the European Patent Convention. These twelve issued patents, in addition to the one patent with respect to which the Company has received notice of allowance, are due to expire beginning in 2006, through 2014. In addition, the Company and its exclusive licensors have filed applications for patents in the United States and equivalent applications in certain other countries claiming other aspects of the Company's products and processes, including a number of U.S. patent applications and corresponding applications in other countries related to various components of the Aastrom CPS.

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

  The Company relies on certain licenses granted by the University of Michigan and Dr. Cremonese for the majority of its patent rights. If the Company breaches such agreements or otherwise fails to comply with such agreements, or if such agreements expire or are otherwise terminated, the Company may lose its rights under the patents held by the University of Michigan and Dr. Cremonese, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "--Research and License Agreements."

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


  RESEARCH AND LICENSE AGREEMENTS
  -------------------------------

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


GOVERNMENT REGULATION

  The Company's research and development activities and the manufacturing and marketing of the Company's products are subject to the laws and regulations of governmental authorities in the United States and other countries in which its products will be marketed. Specifically, in the United States, the FDA, among other activities, regulates new product approvals to establish safety and efficacy of these products. Governments in other countries have similar requirements for testing and marketing. In the United States, in addition to meeting FDA regulations, the Company is also subject to other federal laws, such as the Occupational Safety and Health Act and the Environmental Protection Act, as well as certain state laws.


  REGULATORY PROCESS IN THE UNITED STATES
  ---------------------------------------

  To the Company's knowledge, it is the first to develop a cell culture system for ex vivo human cell production to be sold for therapeutic applications.
    -------
Therefore, to a certain degree, the manner in which the FDA will regulate the Company's products is uncertain.

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

  Further, it is unclear whether the FDA will separately regulate the cell therapies derived from the Aastrom CPS. The FDA is still in the process of developing its requirements with respect to somatic cell therapy and gene cell therapy products and has recently issued draft documents concerning the regulation of umbilical cord blood stem cell products, as well as cellular and tissue-based products. If the FDA adopts the regulatory approach set forth in the draft document, the FDA may require separate regulatory approval for such cells in some cases. The FDA also recently proposed a new type of license, called a biologic license application ("BLA"), for autologous cells manipulated ex vivo and intended for structural repair or reconstruction. This proposal may
-------
indicate that the FDA will extend a similar approval requirement to other types of autologous cellular therapies, such as autologous cells for stem cell therapy. Any such additional regulatory or approval requirements could significantly delay the introduction of the Company's product candidates to the market, and have a material adverse impact on the Company.

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


  DEVICES
  -------

  In order to obtain FDA approval of a new medical device sponsors must generally submit proof of safety and efficacy. In some cases, such proof entails extensive clinical and preclinical laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There can be no assurance that the FDA will act favorably or in a timely manner in reviewing submitted applications, and the Company may encounter significant difficulties or costs in its efforts to obtain FDA approvals which could delay or preclude the Company from marketing any products it may develop. The FDA may also require postmarketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit such technologies.

  If human clinical trials of a proposed device are required and the device presents significant risk, the manufacturer or distributor of the device will have to file an IDE submission with the FDA prior to commencing human clinical trials. The IDE submission must be supported by data, typically including the results of pre-clinical and laboratory testing. If the IDE submission is granted, human clinical trials may commence at a specified number of investigational sites with the number of patients approved by the FDA.

  The FDA categorizes devices into three regulatory classifications subject to varying degrees of regulatory control. In general, Class I devices require compliance with labeling and recordkeeping regulations, GMPs, 510(k) pre-market notification, and are subject to other general controls. Class II devices may be subject to additional regulatory controls, including performance standards and other special controls, such as postmarket surveillance. Class III devices, which are either invasive or life-sustaining products, or new products never before marketed (for example, non-"substantially equivalent" devices), require clinical testing to demonstrate safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices.

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

  BIOLOGICAL PRODUCTS
  -------------------

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

  Under current requirements, facilities manufacturing biological products must be licensed. To accomplish this, an ELA must be filed with the FDA. The ELA describes the facilities, equipment and personnel involved in the manufacturing process. An establishment license is granted on the basis of inspections of the applicant's facilities in which the primary focus is on compliance with cGMP and the ability to consistently manufacture the product in the facility in accordance with the PLA. If the FDA finds the inspection unsatisfactory, it may decline to approve the ELA, resulting in a delay in production of products. Although reviewed separately, approval of both the PLA and ELA must be received prior to commercial marketing of a cellular biologic.

  As part of the approval process for human biological products, each manufacturing facility must be registered and inspected by FDA prior to marketing approval. In addition, state agency inspections and approvals may also be required for a biological product to be shipped out of state.


  REGULATORY PROCESS IN EUROPE
  ----------------------------

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

  The MDD regulations vest the authority to permit affixing of the "CE Mark" with various "Notified Bodies." These are private and state organizations which operate under license from the EU to certify that appropriate quality assurance standards and compliance procedures are followed by developers and manufacturers of medical device products or, alternatively, that a manufactured medical product meets a more limited set of requirements. Notified Bodies are also charged with responsibility for determination of the appropriate standards to apply to a medical product. Receipt of permission to affix the CE Mark enables a company to sell a medical device in all EU member countries. Other registration requirements may also need to be satisfied in certain countries, although there is a general trend among EU member countries not to impose additional requirements beyond those specified for CE Mark certification.


COMPETITION

  The biotechnology and medical device industries are characterized by rapidly evolving technology and intense competition. The Company's competitors include major pharmaceutical, medical device, medical products, chemical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than those of the Company. In addition, many biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with those of the Company. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. The Company's product development efforts are primarily directed toward obtaining regulatory approval to market the Aastrom CPS for stem cell therapy. That market is currently dominated by the bone marrow harvest and PBPC collection methods. The Company's clinical data, although early, suggests that cells expanded in the Aastrom CPS using its current process will enable hematopoietic recovery within the time frames currently achieved by bone marrow harvest, however, neutrophil and platelet recovery times may be slower than with PBPC collection methods. The Company is evaluating techniques and methods to optimize the cells produced in the Aastrom CPS to reduce the recovery time of neutrophils and platelets in patients. There can be no assurance that if such procedure optimization does not lead to recovery times equal to or faster than those of PBPC collection methods, such outcome would not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the bone marrow harvest and PBPC collection methods have been widely practiced for a number of years and, recently, the patient costs associated with these procedures have begun to decline. There can be no assurance that the Aastrom CPS method, if approved for marketing, will prove to be competitive with these established collection methods on the basis of hematopoietic recovery time, cost or otherwise. The Company is aware of certain other products manufactured or under development by competitors that are used for the prevention or treatment of certain diseases and health conditions which the Company has targeted for product development. In particular, the Company is aware that competitors such as Amgen, Inc., CellPro, Incorporated, Novartis, A.G., Baxter Healthcare Corp. and Rhne-Poulenc Rorer Inc. ("RPR") are in advanced stages of development of technologies and products for use in stem cell therapy and other market applications currently being pursued by the Company. In addition, Cobe, a significant shareholder of the Company, is a market leader in the blood cell processing products industry and, accordingly, a potential competitor of the Company. There can be no assurance that developments by others will not render the Company's product candidates or technologies obsolete or noncompetitive, that the Company will be able to keep pace with new technological developments or that the Company's product candidates will be able to supplant established products and methodologies in the therapeutic areas that are targeted by the Company. The foregoing factors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Executive Officers of the Company

   The executive officers of the Company, and their respective ages as of August 31, 1997, are as follows:

            NAME                          AGE  POSITION
            ----                          ---  --------

R. Douglas Armstrong, Ph.D..............   44  President and Chief Executive
                                                Officer
James Maluta............................   50  Vice President, Product
                                                Development
Todd E. Simpson.........................   36  Vice President, Finance &
                                                Administration, Chief
                                                Financial Officer, Secretary
                                                and Treasurer
Walter C. Ogier.........................   40  Vice President, Marketing
Thomas E. Muller, Ph.D..................   61  Vice President, Regulatory
                                                Affairs
Alan K. Smith, Ph.D.....................   42  Vice President, Research


  R. Douglas Armstrong, Ph.D. joined the Company in June 1991 as a director and
  --------------------------
as its President and Chief Executive Officer. From 1987 to 1991, Dr. Armstrong served in different capacities, including as Executive Vice President and a Trustee of the La Jolla Cancer Research Foundation ("LJCRF"), a 250-employee scientific research institute located in San Diego, California. Dr. Armstrong received his doctorate in Pharmacology and Toxicology from the Medical College of Virginia, and has held faculty and staff positions at Yale University, University of California, San Francisco, LJCRF and University of Michigan. Dr. Armstrong also serves on the Board of Directors of Nephros Therapeutics, Inc.

  James Maluta joined the Company in August 1992 as Vice President, Product
  ------------
Development. Mr. Maluta has a broad background in the development and manufacturing of medical devices, with 25 years of experience in the industry, principally with OHMEDA and with Cobe BCT, Inc. While with Cobe BCT, Inc., Mr. Maluta was Program Manager for the Cobe Spectra Apheresis System, a device for blood cell processing and apheresis. Mr. Maluta held other engineering management positions and also was director of Quality Assurance for Cobe BCT. Mr. Maluta received his degree in electrical engineering from the University of Wisconsin, Madison.

  Todd E. Simpson joined the Company in January 1996 as Vice President, Finance
  ---------------
and Administration and Chief Financial Officer and is also the Company's Secretary and Treasurer. Prior to that, Mr. Simpson was Treasurer of Integra LifeSciences Corporation ("Integra"), a biotechnology company, which acquired Telios Pharmaceuticals, Inc. ("Telios") in August 1995 in connection with the reorganization of Telios under Chapter 11 of the U.S. Bankruptcy Code. Mr. Simpson served as Vice President of Finance and Chief Financial Officer of Telios up until its acquisition by Integra and held various other financial positions at Telios after joining that company in February 1992. Telios was a publicly-held company engaged in the development of pharmaceutical products for the treatment of dermal and ophthalmic wounds, fibrotic disease, vascular disease, and osteoporosis. From August 1983 through February 1992, Mr. Simpson practiced public accounting with the firm of Ernst & Young, LLP. Mr. Simpson is a Certified Public Accountant and received his B.S. degree in Accounting and Computer Science from Oregon State University.

  Walter C. Ogier joined the Company in March 1994 as Director of Marketing and
  ---------------
was promoted to Vice President, Marketing during 1995. Prior to that, Mr. Ogier was at Baxter Healthcare Corporation's Immunotherapy Division, where he served as Director, Business Development from 1992 to 1994 and as Manager, Marketing and Business Development in charge of the company's cell therapy product lines from 1990 to 1992. Mr. Ogier previously held positions with Ibbottson Associates and with the Business Intelligence Center at SRI International (formerly Stanford Research Institute). Mr. Ogier received his B.A. degree in Chemistry from Williams College in 1979 and his Masters of Management degree from the Yale School of Management in 1987.

  Thomas E. Muller, Ph.D. joined the Company in May 1994 as Vice President,
  ----------------------
Regulatory Affairs. Prior to that, Dr. Muller was Director, Biomedical Systems with W.R. Grace & Company in Lexington, Massachusetts. Prior to this, Dr. Muller was Vice President, Engineering and Director of Research and Development with the Renal Division of Baxter Healthcare in Deerfield, Illinois. Dr. Muller has also served as Adjunct Professor at Columbia University and as Visiting Professor at the University of Gent, Belgium. Dr. Muller graduated from the Technical University in Budapest, Hungary, in 1956 with a B.S. in Chemical Engineering. Dr. Muller received his M.S. degree in 1959 and was awarded a Ph.D. in 1964, both in Polymer Chemistry, from McGill University.

  Alan K. Smith, Ph.D. joined the Company in November 1995 as Vice President,
  -------------------
Research. Previously, Dr. Smith was Vice President of Research and Development at Geneic Sciences, Inc., a developmental stage bone marrow transplantation company. Prior to that, Dr. Smith held the position of Director, Cell Separations Research and Development of the Immunotherapy Division of Baxter Healthcare Corporation. In this capacity, he was responsible for the research and development activities for a stem cell concentration system approved for clinical use in Europe and currently in pivotal clinical trials in the United States. Dr. Smith has also held positions as Research and Development Manager at BioSpecific Technologies, as Director of Biochemistry at HyClone Laboratories and as a member of the Board of Directors of Dallas Biomedical. Dr. Smith received his B.S. degree in Chemistry from Southern Utah State College in 1976 and a Ph.D. in Biochemistry from Utah State University in 1983.

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

       YEAR ENDED JUNE 30, 1997            HIGH              LOW
       ------------------------            ----              ---

   3rd Quarter (from February 4, 1997)    7 5/8            5 3/4
   4th Quarter                            8 1/2            3 1/2

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


                                                                      YEAR ENDED JUNE 30,                              INCEPTION TO
                                          ----------------------------------------------------------------------------   JUNE 30,
                                               1993           1994           1995           1996            1997           1997
                                           -------------  -------------  -------------  -------------  --------------  -------------

STATEMENT OF OPERATIONS DATA:
 Revenues:
  Research and development
   agreements............................  $         --    $    49,000    $   396,000   $  1,342,000    $    230,000   $  2,017,000

  Grants.................................       784,000        823,000        121,000        267,000         148,000      2,143,000
                                            -----------    -----------    -----------   ------------    ------------   ------------
  Total revenues.........................       784,000        872,000        517,000      1,609,000         378,000      4,160,000

 Costs and expenses:
  Research and development...............     2,600,000      5,627,000      4,889,000     10,075,000      13,357,000     38,432,000
  General and administrative.............     1,153,000      1,565,000      1,558,000      2,067,000       1,953,000      9,042,000
                                            -----------    -----------    -----------   ------------    ------------   ------------
   Total costs and expenses..............     3,753,000      7,192,000      6,447,000     12,142,000      15,310,000     47,474,000
                                            -----------    -----------    -----------   ------------    ------------   ------------
 Loss from operations....................    (2,969,000)    (6,320,000)    (5,930,000)   (10,533,000)    (14,932,000)   (43,314,000)
                                            -----------    -----------    -----------   ------------    ------------   ------------
 Other income (expense):
  Interest income........................       148,000        245,000        279,000        678,000         676,000      2,252,000
  Interest expense.......................       (26,000)       (65,000)       (66,000)       (62,000)        (32,000)      (251,000)
                                            -----------    -----------    -----------   ------------    ------------   ------------
 Net loss................................   $(2,847,000)   $(6,140,000)   $(5,717,000)  $ (9,917,000)   $(14,288,000)  $(41,313,000)
                                            ===========    ===========    ===========   ============    ============   ============
 Net loss per share(1)...................   $      (.52)   $      (.82)   $      (.66)  $       (.98)   $      (1.26)
                                            ===========    ===========    ===========   ============    ============
 Weighted average number of shares
  oustanding(1)..........................     5,480,000      7,461,000      8,644,000     10,103,000      11,315,000
                                           ============   ============  =============    ===========     ===========




                                                                               JUNE 30,
                                               ------------------------------------------------------------------------
                                                   1993          1994           1995           1996           1997
                                               ------------  -------------  -------------  -------------  -------------
BALANCE SHEET DATA:
 Cash, cash equivalents and short-term
  investments................................  $ 3,085,000   $  6,730,000   $ 11,068,000   $ 10,967,000   $ 17,007,000
 Working capital.............................    2,744,000      6,187,000     10,319,000      9,851,000     15,600,000
 Total assets................................    4,156,000      8,227,000     12,551,000     12,673,000     18,410,000
 Long-term capital lease obligations.........      311,000        425,000        412,000        189,000         65,000
 Deficit accumulated during the development
  stage......................................   (5,251,000)   (11,391,000)   (17,108,000)   (27,025,000)   (41,313,000)
 Total shareholders' equity..................    3,268,000      6,985,000     11,186,000     10,850,000     16,583,000

--------------

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

OVERVIEW

  Since its Inception, the Company has been in the development stage and engaged in research and product development, conducted both on its own behalf and in connection with various collaborative research and development agreements with other entities. The Company does not expect to generate positive cash flows from operations for at least the next several years and, until product sales commence, the Company expects that its revenue sources will continue to be limited to grant revenue, research funding and milestone payments and licensing fees from potential future corporate collaborators. The timing and amount of such future cash payments and revenues, if any, will be subject to significant fluctuations, based in part on the success of the Company's research activities, the receipt of necessary regulatory approvals, the timing of the achievement of certain other milestones and the extent to which associated costs are reimbursed under grant or other arrangements. Substantially all of the Company's revenues from product sales, if any, will be subject to the Company's obligation to make aggregate royalty payments of up to 5% to certain licensors of its technology. Further, under the Company's Distribution Agreement with Cobe, Cobe will perform marketing and distribution activities and in exchange will receive approximately 38% to 42% of the Company's product sales in the area of stem cell therapy, subject to negotiated discounts and volume-based adjustments. Research and development expenses may fluctuate due to the timing of expenditures for the varying stages of the Company's research and clinical development programs. Research and development expenses will increase as product development programs and applications of the Company's products progress through research and development stages. Under the Company's License Agreement with Immunex, annual renewal fees of $1,000,000 are payable in each of the next three fiscal years. Under the Company=s Distribution Agreement with Cobe, regulatory approval activities for the Company's products for stem cell therapies outside of the United States will be conducted, and paid for, by Cobe. As a result of these and other factors, the Company's results of operations have fluctuated and are expected to continue to fluctuate significantly from year to year and from quarter to quarter and therefore may not be comparable to or indicative of the result of operations for any future periods.

  Over the past several years, the Company's net loss has primarily increased, consistent with the growth in the Company's scope and size of operations. In the near term, the Company plans additional moderate growth in employee headcount necessary to address increasing requirements in the areas of product development, research, clinical and regulatory affairs, quality systems and administration. Assuming capital is available to finance such growth, the Company's operating expenses will continue to increase as a result. At least until such time as the Company enters into arrangements providing research and development funding or initiates product sales, the net loss will continue to increase as well. The Company has never been profitable and does not anticipate having net income for at least the next several years. Through June 30, 1997, the Company had an accumulated deficit of $41,313,000. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.


RESULTS OF OPERATIONS

  Years Ended June 30, 1997, 1996 and 1995
  ----------------------------------------

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

  Total costs and expenses were $15,310,000 in 1997, $12,142,000 in 1996 and $6,447,000 in 1995. The increases in costs and expenses in 1997 and 1996 are primarily the result of increases in research and development expense to $13,357,000 in 1997 from $10,075,000 in 1996 and $4,889,000 in 1995. Research and development expense includes charges of $1,000,000 and $1,500,000 for the years ended June 30, 1997 and 1996, respectively, representing license fee payments pursuant to the Company's supply agreement with Immunex. The increase in research and development expense reflects an increase in research, clinical development and product development activities. General and administrative expenses were $1,953,000 in 1997, $2,067,000 in 1996 and $1,558,000 in 1995.
General and administrative expenses, which decreased slightly in 1997 compared to 1996, are expected to increase as a result of increasing finance, legal and other administrative and marketing expenses in support of the Company's increasing product development and research activities.

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

  The Company has not generated any profits to date and therefore has not paid any federal income taxes since inception. At June 30, 1997, the Company's federal tax net operating loss and tax credit carryforwards were $40,420,000 and $971,000, respectively, which will expire from 2004 through 2012, if not utilized. The Company underwent an ownership change in October 1993, which has resulted in a limitation under which the Company can utilize a portion of its federal net operating loss carryforward amounting to $1,153,000 per year. As of June 1997, the portion of the Company's net operating loss that remains subject to this limitation is $2,490,000 and therefore is not expected to ultimately effect the Company's ability to utilize this benefit. If certain changes in ownership should occur again in the future, the Company's ability to utilize its net operating loss and tax credit carryforwards may become subject to further annual limitation.


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

  The Company's combined cash, cash equivalents and short-term investments totaled $17,007,000 at June 30, 1997, an increase of $6,040,000 from June 30, 1996. The primary uses of cash, cash equivalents and short-term investments during the year ended June 30, 1997 included $13,214,000 to finance the Company's operations and working capital requirements, $424,000 in capital equipment additions and $223,000 in scheduled debt payments. On February 7, 1997, the Company completed an underwritten initial public offering of 3,000,000 shares of its Common Stock at an offering price of $7.00 per share. On March 5, 1997, the underwriters elected to purchase an additional 250,000 shares of Common Stock pursuant to the underwriters' over-allotment option at a price of $7.00 per share. Proceeds from the offering, net of underwriters' commissions and expenses, were $19,885,000. The Company plans to continue its policy of investing excess funds in short-term, investment-grade, interest-bearing instruments.

  The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations for at least the next several years due to the expected increase in spending for research and development programs and the expected cost of commercializing its product candidates. The Company intends to seek additional funding through research and development agreements with suitable corporate collaborators, grants and through public or private financing transactions. The Company expects that its primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of its debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect the Company's ability to raise additional funding, including, but not limited to, market volatility of the Company's Common Stock and economic conditions affecting the public markets generally or some portion or all of the technology sector. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs, which may have a material adverse effect on the Company's business. See "Business Risks--Future Capital Needs; Uncertainty of Additional Funding" and Notes to Financial Statements.


RECENT ACCOUNTING PRONOUNCEMENT

  During March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which amends the standards for computing earnings per share previously set forth in Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15"). SFAS 128, which will be adopted by the Company for the period ending December 31, 1997, will not have a material effect on the computation of the Company's historical net loss per share amounts.

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

  The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of the Company's technologies and product candidates. There can be no assurance that the Company's research and development programs will be successful, that its cell culture technologies and product candidates will facilitate the ex vivo
                                                                         -------
production of cells with the expected biological activities in humans, that its technologies and product candidates, if successfully developed, will prove to be safe and efficacious in clinical trials, that the necessary regulatory approvals for any of the Company's technologies or product candidates and the cells produced in such products will be obtained or, if obtained, will be as broad as sought, that patents will issue on the Company's patent applications or that the Company's intellectual property protections will be adequate. The Company's product development efforts are primarily directed toward obtaining regulatory approval to market the Aastrom CPS as an alternative to the bone marrow harvest and PBPC stem cell collection methods. These stem cell collection methods have been widely practiced for a number of years, and there can be no assurance that any of the Company's technologies or product candidates will be accepted by the marketplace as readily as these or other competing processes and methodologies, or at all. The failure by the Company to achieve any of the foregoing would have a material adverse effect on the Company's business, financial condition and results of operations.


UNCERTAINTIES RELATED TO CLINICAL TRIALS

  The approval of the FDA will be required before any commercial sales of the Company's product candidates may commence in the United States, and approvals from foreign regulatory authorities will be required before international sales may commence. Prior to obtaining necessary regulatory approvals, the Company will be required to demonstrate the safety and efficacy of its processes and product candidates and the cells produced by such processes and in such products for application in the treatment of humans through extensive preclinical studies and clinical trials. The Company is currently conducting pre-pivotal clinical trials to demonstrate the safety and biological activity of patient-derived or UCB cells produced in the Company's prototype of the Aastrom CPS in a limited number of patients with breast cancer. If the results from these pre-pivotal trials are successful, the Company intends to seek clearance from the FDA to commence pivotal clinical trials. The results of preclinical studies and clinical trials of the Company's product candidates, however, may not necessarily be predictive of results that will be obtained from subsequent or more extensive clinical trials. Further, there can be no assurance that pre-pivotal or pivotal clinical trials of any of the Company's product candidates will demonstrate the safety, reliability and efficacy of such products, or of the cells produced in such products, to the extent necessary to obtain required regulatory approvals or market acceptance.

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

  Certain of the compounds used by the Company in its current stem cell expansion process involve the use of animal-derived products. The availability of these compounds for clinical and commercial use may become limited by suppliers or restricted by regulatory authorities, which may impose a potential competitive disadvantage for the Company's products compared to competing products and procedures. There can be no assurance that the Company will not experience delays or disadvantages related to the future availability of such materials. Any restriction on the use of such materials could have a material adverse effect on the Company's business, financial condition and results of operations, and there can be no assurance that the Company will be able to develop or obtain alternative compounds.

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


HISTORY OF OPERATING LOSSES; ANTICIPATION OF FUTURE LOSSES

  The Company is a development stage company and there can be no assurance that its product applications for cell therapy will be successful. The Company has not yet completed the development and clinical trials of any of its product candidates and, accordingly, has not yet begun to generate revenues from the commercialization of any of its product candidates. Aastrom was incorporated in 1989 and has experienced substantial operating losses since inception. As of June 30, 1997, the Company has incurred net operating losses totaling approximately $41.3 million. Such losses have resulted principally from costs incurred in the research and development of the Company's cell culture technologies and the Aastrom CPS, general and administrative expenses, and the prosecution of patent applications. The Company expects to incur significant and increasing operating losses for at least the next several years, primarily owing to the expansion of its research and development programs, including preclinical studies and clinical trials. The amount of future losses and when, if ever, the Company will achieve profitability, are uncertain. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, and raising sufficient funds to finance its activities. No assurance can be given that the Company's product development efforts will be successful, that required regulatory approvals will be obtained, that any of the Company's product candidates will be manufactured at a competitive cost and will be of acceptable quality, or that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained.


LIMITED SALES AND MARKETING CAPABILITIES; DEPENDENCE ON COLLABORATIVE RELATIONSHIPS

  The Company has limited internal sales, marketing and distribution capabilities. If any of the Company's product candidates are successfully developed and the necessary regulatory approvals are obtained, the Company intends to market such products through collaborative relationships with companies that have established sales, marketing and distribution capabilities. The Company has established a strategic alliance with Cobe for the worldwide distribution of the Aastrom CPS for stem cell therapy and related uses. Cobe has the right to terminate its Distribution Agreement with the Company upon twelve months notice upon a change of control of the Company, other than to Cobe, or at any time after December 31, 1997, if Cobe determines that commercialization of the Aastrom CPS for stem cell therapy on or prior to December 31, 1998 is unlikely. See "--Consequences of Cobe Relationship."

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

  Subject to the contractual requirements of the Cobe relationship, the Company will seek to enter into other agreements relating to the development and marketing of product candidates and in connection with such agreements may rely upon corporate partners to conduct clinical trials, seek regulatory approvals for, manufacture and market its potential products. There can be no assurance that the Company will be able to establish collaborative relationships for the development or marketing of the Company's product candidates on acceptable terms, if at all, or, if such relationships are established, that they will be successful or sustained on a long-term basis. The inability of the Company to establish such collaborative relationships may require the Company to curtail its development or marketing activities with regard to its potential products which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Further, it is unclear whether the FDA will separately regulate the cell therapies derived from the Aastrom CPS. The FDA is in the process of developing its requirements with respect to somatic cell therapy and gene cell therapy products, and recently proposed a new type of license for autologous cells manipulated ex vivo and intended for structural repair or reconstruction;
            -------
autologous cells are cells obtained from, and administered to, the same patient. This proposal may indicate that the FDA will impose a similar approval requirement on other types of autologous cellular therapies, such as autologous cells for stem cell therapy. Any such additional regulatory or approval requirement could significantly delay the introduction of the Company's product candidates to the market, and have a material adverse effect on the Company's business, financial condition and results of operations. Until the FDA issues definitive regulations covering the Company's product candidates, the regulatory guidelines or requirements for approval of such product candidates will continue to be subject to significant uncertainty.

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

  The Company believes that the Aastrom CPS will be regulated in Europe as a Class IIb medical device, under the authority of the new Medical Device Directives ("MDD") being implemented by European Union ("EU") member countries. In order for the Company to market its products in Europe, it must obtain a CE Mark from a Notified Body to certify that the Company and its operations comply with certain minimum quality standards and compliance procedures, or, alternatively, that its manufactured products meet a more limited set of requirements. There can be no assurance that the Company and its suppliers will be able to meet these minimum requirements, or, if met, that the Company and its suppliers will be able to maintain such compliance. The result of such non-compliance would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance, however, that the Aastrom CPS will be regulated in Europe as a Class IIb medical device, and, if the Aastrom CPS is not so regulated, the Company could be forced to obtain additional regulatory approvals and could be subjected to additional regulatory requirements and uncertainty, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Government Regulation."


CONSEQUENCES OF COBE RELATIONSHIP

  Cobe is the largest single shareholder of the Company, beneficially owning approximately 24% of the outstanding shares of Common Stock as of August 31, 1997. In addition, Cobe has certain preemptive rights to maintain its relative percentage ownership and voting interest in the Company and has an option, until February 2000, to purchase from the Company an amount of Common Stock equal to 30% of the Company's fully diluted shares after the exercise of such option, at a purchase price equal to 120% of the public market trading price of the Company's Common Stock. If such option is exercised, Cobe would significantly increase its ownership interest in the Company and, as a consequence of such share ownership, obtain effective control of the Company. Such effective control would include the ability to influence the outcome of shareholder votes, including votes concerning the election of directors, the amendment of provisions of the Company's Restated Articles of Incorporation or Bylaws, and the approval of mergers and other significant transactions. Cobe also has been granted a "right of first negotiation" in the event that the Company determines to sell all, or any material portion, of its assets to another company or to merge with another company. Furthermore, the Company has agreed to use reasonable and good faith efforts to cause a nominee designated by Cobe to be elected to the Board of Directors for as long as Cobe owns at least 15% of the outstanding Common Stock. In addition, Edward C. Wood, Jr., the President of Cobe BCT, is a director of the Company. The agreements establishing the Company's relationship with Cobe provide the Company with an option (the "Put Option") to require Cobe to purchase the lesser of 20%, or $5,000,000, in an initial public offering ("IPO") or a private offering meeting certain minimum requirements. In the event that the Company exercises the Put Option, Cobe then has the option to purchase up to 40% of that offering. While the Put Option was not exercised by the Company in connection with the IPO, Cobe voluntarily elected to purchase an additional 714,200 shares of Common Stock in the IPO, for an aggregate purchase price of approximately $5,000,000. The Put Option does not apply to any public offerings, and the Company and Cobe are evaluating whether or not the Put Option remains in effect as to any future private offerings of the Company's equity securities. The existence of the foregoing rights or the exercise of such control by Cobe could have the effect of delaying, deterring or preventing certain takeovers or changes in control of the management of the Company, including transactions in which shareholders might otherwise receive a premium for their shares over then current market prices.


COMPETITION AND TECHNOLOGICAL CHANGE

  The Company is engaged in the development of medical products and processes which will face competition in a marketplace characterized by rapid technological change. Many of the Company's competitors have significantly greater resources than the Company, and have developed and may develop product candidates and processes that directly compete with the Company's products. Moreover, competitors that are able to achieve patent protection, obtain regulatory approvals and commence commercial sales of their products before the Company, and competitors that have already done so, may enjoy a significant competitive advantage. The Company's product development efforts are primarily directed toward obtaining regulatory approval to market the Aastrom CPS for stem cell therapy. That market is currently dominated by the bone marrow harvest and PBPC collection methods. The Company's clinical data, although early, suggests that cells expanded in the Aastrom CPS using its current process will enable hematopoietic recovery within the time frames currently achieved by bone marrow harvest, however, neutrophil and platelet recovery times may be slower than with PBPC collection methods. The Company is evaluating techniques and methods to optimize the cells produced in the Aastrom CPS to reduce the recovery time of neutrophils and platelets in patients. There can be no assurance that if such procedure optimization does not lead to recovery times equal to or faster than those of PBPC collection methods, such outcome would not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the bone marrow harvest and PBPC collection methods have been widely practiced for a number of years and, recently, the patient costs associated with these procedures have begun to decline. There can be no assurance that the Aastrom CPS method, if approved for marketing, will prove to be competitive with these established collection methods on the basis of hematopoietic recovery time, cost or otherwise. The Company also is aware of certain other products manufactured or under development by competitors that are used for the prevention or treatment of certain diseases and health conditions which the Company has targeted for product development. In particular, the Company is aware that competitors such as Amgen, Inc., CellPro, Incorporated, Novartis, A.G., Baxter Healthcare Corp. and RPR are in advanced stages of development of technologies and products for use in stem cell therapy and other market applications currently being pursued by the Company. In addition, Cobe, a significant shareholder of the Company, is a market leader in the blood cell processing products industry and, accordingly, a potential competitor of the Company. There can be no assurance that developments by others will not render the Company's product candidates or technologies obsolete or noncompetitive, that the Company will be able to keep pace with new technological developments or that the Company's product candidates will be able to supplant established products and methodologies in the therapeutic areas that are targeted by the Company. The foregoing factors could have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

  Aastrom's success depends in part on its ability, and the ability of its licensors, to obtain patent protection for its products and processes, preserve its trade secrets, defend and enforce its rights against infringement and operate without infringing the proprietary rights of third parties, both in the United States and in other countries. The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications of the Company or its licensors will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the patents that have been or may be issued to the Company or its licensors will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by the Company. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company's products or design around any patents that have been or may be issued to the Company or its licensors. Since patent applications in the United States are maintained in secrecy until patents issue, the Company also cannot be certain that others did not first file applications for inventions covered by the Company's and its licensors' pending patent applications, nor can the Company be certain that it will not infringe any patents that may issue to others on such applications. The Company relies on certain licenses granted by the University of Michigan and Dr. Cremonese for the majority of its patent rights. If the Company breaches such agreements or otherwise fails to comply with such agreements, or if such agreements expire or are otherwise terminated, the Company may lose its rights under the patents held by the University of Michigan and Dr. Cremonese, which would have a material adverse effect on the Company's business, financial condition and results of operation. See "Business--Patents and Proprietary Rights--Research and License

Agreements." The Company also relies on trade secrets and unpatentable know-how which it seeks to protect, in part, by confidentiality agreements with its employees, consultants, suppliers and licensees. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

  The Company's success will also depend in part on its ability to develop commercially viable products without infringing the proprietary rights of others. The Company has not conducted freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse effect on the Company's ability to market its products or maintain its competitive position with respect to its products. If the Company's technology components, devices, designs, products, processes or other subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, the Company may be subject to infringement actions. In such event, the Company may challenge the validity of such patents or other proprietary rights or be required to obtain licenses from such companies in order to develop, manufacture or market its products. There can be no assurance that the Company would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing the Company's proposed products or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company is required to defend itself against charges of patent infringement or to protect its own proprietary rights against third parties, substantial costs will be incurred regardless of whether the Company is successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject the Company to significant liabilities to third parties, and force the Company to curtail or cease its development and sale of its products and processes. See "Business--Patents and Proprietary Rights."


NO ASSURANCE OF THIRD PARTY REIMBURSEMENT

  The Company's ability to successfully commercialize its product candidates will depend in part on the extent to which payment for the Company's products and related treatments will be available from government healthcare programs, such as Medicare and Medicaid, as well as private health insurers, health maintenance organizations and other third party payors. Government and other third-party payors are increasingly attempting to contain health care costs, in part by challenging the price of medical products and services. Reimbursement by third-party payors depends on a number of factors, including the payor's determination that use of the product is safe and effective, not experimental or investigational, medically necessary, appropriate for the specific patient and cost-effective. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process which will require the Company to provide scientific and clinical support for the use of each of the Company's products to each payor separately. Significant uncertainty exists as to the payment status of newly approved medical products, and there can be no assurance that adequate third-party payments will be available to enable the Company to establish or maintain price levels sufficient to realize an appropriate return on its investment in product development. If adequate payment levels are not provided by government and third-party payors for use of the Company's products, the market acceptance of those products will be adversely affected.

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


CONTROL BY EXISTING MANAGEMENT AND SHAREHOLDERS

  As of August 31, 1997, the Company's directors, executive officers, and certain principal shareholders, including Cobe, affiliated with members of the Board of Directors and their affiliates beneficially owned approximately 36% of the outstanding shares of Common Stock. Accordingly, such shareholders, acting together, may have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's shareholders for approval. The voting power of these holders may discourage or prevent certain takeovers or changes in control of the management of the Company unless the terms are approved by such holders. See "Principal Shareholders."


POSSIBLE STOCK PRICE VOLATILITY

The price of the Company's Common Stock has experienced significant volatility. The trading price of the Common Stock and the price at which the Company may sell securities in the future could be subject to wide fluctuations in response to announcements of clinical results, research activities, technological innovations or new products by the Company or competitors, changes in government regulation, developments concerning proprietary rights, variations in the Company's operating results, announcements by the Company of regulatory developments, litigation, disputes concerning patents or proprietary rights or public concern regarding the safety, efficacy or other implications of the products or methodologies to be developed by the Company or its collaborators or enabled by the Company's technology, general market conditions, the liquidity of the Company or its ability to raise additional funds, and other factors or events. In addition, the stock market has experienced extreme fluctuations in price and volume. This volatility has significantly affected the market prices for securities of emerging biotechnology companies for reasons frequently unrelated to or disproportionate to the operating performance of the specific companies. These market fluctuations, as well as shortfalls in revenue or earnings as compared with public market analysts' expectations, changes in such analysts' recommendations or projections and fluctuations in the stock markets generally may adversely affect the market price of the Common Stock. In addition, since the Company's initial public offering in February 1997, the average daily trading volume of the Common Stock on the Nasdaq National Market has generally been relatively low. There can be no assurance that a more active trading market will develop in the future.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     See Item 14(b) of this Report.

                                    PART III

     Certain information required by Part III is omitted from this Report, in that on October 10, 1997, the Company filed its Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its Annual Meeting of Shareholders to be held on November 12, 1997 (the "Proxy Statement"), and certain information included therein is incorporated herein by reference.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the directors of the Company is incorporated by reference to the Proxy Statement as set forth under the caption "General Information -- Board of Directors." Information relating to the executive officers of the Company is set forth in Part I of this Report under the caption "Executive Officers of the Company."

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to ownership of equity securities of the Company by certain beneficial owners and management is incorporated by reference to the Proxy Statement as set forth under the caption "General Information -- Stock Ownership of Certain Beneficial Owners and Management."

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         1.  FINANCIAL STATEMENTS.

                    Balance Sheets -- As of June 30, 1996 and 1997

                    Statements of Operations -- For the years Ended June 30, 1995, 1996 and 1997, and from March 24, 1989 (Inception) to June 30, 1997

                    Statements of Shareholders' Equity -- From March 24, 1989 (Inception) to June 30, 1997

                    Statements of Cash Flows -- For the years Ended June 30, 1995, 1996 and 1997, and from March 24, 1989 (Inception) to June 30, 1997

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



PRICE WATERHOUSE LLP

Detroit, Michigan
August 15, 1997

                           AASTROM BIOSCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS



                                            June 30,
                                  --------------------------
                                      1996          1997
                                  ------------    -----------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents..       $10,967,000    $ 1,943,000
 Short-term investments.....                --     15,064,000
 Receivables................            81,000        229,000
 Prepaid expenses...........           437,000        126,000
                                    ----------     ----------
  Total current assets......        11,485,000     17,362,000

PROPERTY, NET...............         1,188,000      1,048,000
                                    ----------     ----------
  Total assets..............       $12,673,000    $18,410,000
                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

 Accounts payable and accrued
  expenses...................      $ 1,192,000   $  1,508,000
 Accrued employee expenses...           97,000        130,000
 Current portion of capital
  lease obligations..........          223,000        124,000
 Deferred revenue............          122,000             --
                                    ----------     ----------
   Total current liabilities..       1,634,000      1,762,000

CAPITAL LEASE OBLIGATIONS.....         189,000         65,000

COMMITMENTS (Note 7)

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value;
 shares authorized - 9,951,765
 and 5,000,000, respectively;
 shares issued and outstanding -
 9,451,766 and 0, respectively.     34,218,000             --
Common Stock, no par value;
 shares authorized - 18,500,000
 and 40,000,000, respectively;
 shares issued and outstanding -
 1,886,479 and 13,275,208,
 respectively..................        324,000     58,073,000
Deficit accumulated during the
 development stage.............    (27,025,000)   (41,313,000)
Shareholder notes receivable...       (167,000)      (167,000)
Stock purchase rights..........      3,500,000             --
Unrealized losses on
 investments...................             --        (10,000)
                                    ----------     ----------
 Total shareholders' equity....     10,850,000     16,583,000
                                    ----------     ----------

   Total liabilities and
    shareholders' equity.......   $ 12,673,000   $ 18,410,000
                                  ============   ============

  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENT OF OPERATIONS

                                                                                                                      MARCH 24, 1989
                                                                         YEAR ENDED JUNE 30,                          (INCEPTION) TO
                                                          ----------------------------------------------------           JUNE 30,
                                                             1995                 1996                 1997                1997
                                                         -----------         ------------         ------------        --------------
REVENUES:
 Research and development agreements.................    $   396,000         $  1,342,000         $    230,000        $  2,017,000
 Grants..............................................        121,000              267,000              148,000           2,143,000
                                                          ----------           ----------           ----------        ------------
  Total revenues.....................................        517,000            1,609,000              378,000           4,160,000

COSTS AND EXPENSES:
 Research and development............................      4,889,000           10,075,000           13,357,000          38,432,000
 General and administrative..........................      1,558,000            2,067,000            1,953,000           9,042,000
                                                          ----------           ----------           ----------          ----------
  Total costs and expenses...........................      6,447,000           12,142,000           15,310,000          47,474,000
                                                          ----------           ----------           ----------          ----------

LOSS FROM OPERATIONS.................................     (5,930,000)         (10,533,000)         (14,932,000)        (43,314,000)
                                                          ----------           ----------           ----------         -----------
OTHER INCOME (EXPENSE):
 Interest income.....................................        279,000              678,000              676,000           2,252,000
 Interest expense....................................        (66,000)             (62,000)             (32,000)           (251,000)
                                                          ----------           ----------           ----------           ---------
  Other income.......................................        213,000              616,000              644,000           2,001,000
                                                          ----------           ----------           ----------           ---------
NET LOSS.............................................    $(5,717,000)        $ (9,917,000)        $(14,288,000)       $(41,313,000)
                                                         ===========         ============         ============        ------------

NET LOSS PER SHARE...................................    $      (.66)        $       (.98)        $      (1.26)
                                                         ===========         ============         ============
   Weighted average number of  common and common
    equivalent shares outstanding....................      8,644,000           10,103,000           11,315,000
                                                         ===========         ============         ============

  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                   Deficit
                                                                                                  accumulated
                                   Preferred Stock                   Common Stock                 during the           Shareholder
                             -----------------------------   -----------------------------        development             notes
                               Shares             Amount       Shares            Amount              stage              receivable
                             ---------          ----------   -----------       -----------        ------------          ----------
BALANCE, MARCH 24,
 1989 (Inception)..........         --          $       --            --       $        --        $         --          $       --
 Non-cash issuance of
  Common Stock.............                                      454,545                --
 Issuance of Series
  A Preferred Stock at
  $1.00 per
  share in August 1989.....  1,500,000           1,500,000
 Issuance of Series A
  Preferred Stock in March
  1991 at $1.00 per share,
  net of issuance
  costs of $5,000..........  1,000,000             995,000
 Issuance of Series B
  Preferred Stock in April
  1992 at $2.00 per share,
  net of issuance
  costs of $46,000.........  3,030,000           6,014,000
 Issuance of Common Stock
  for services.............                                       33,333            10,000
 Issuance of Series C
  Preferred Stock in
  October 1993 at $1,000
  per share, net of
  issuance costs of $175,000    10,000           9,825,000
 Exercise of stock options.                                    1,229,482           230,000                                (198,000)
 Net loss..................                                                                        (11,391,000)
                             ---------          ----------   -----------       -----------        ------------          ----------
BALANCE, JUNE 30, 1994.....  5,540,000          18,334,000     1,717,360           240,000         (11,391,000)           (198,000)
 Issuance of Series D
  Preferred Stock in April
  and May 1995 at $4.00
  per share, net of
  issuance costs of $81,000  2,500,001           9,919,000
 Exercise of stock options.                                       39,103             8,000
 Retirement of Common
  Shares outstanding.......                                      (25,000)           (7,000)
 Unrealized loss on
  investments..............
 Net loss..................                                                                         (5,717,000)
                             ---------          ----------   -----------       -----------        ------------          ----------
BALANCE, JUNE 30, 1995.....  8,040,001          28,253,000     1,731,463           241,000         (17,108,000)           (198,000)
 Issuance of Series E
  Preferred Stock in
  January 1996 at $4.25 per
  share, net of issuance
  costs of $35,000.........  1,411,765           5,965,000
 Exercise of stock options.                                      130,016            53,000
 Issuance of Common Stock
  at $1.20 per share.......                                                         25,000              30,000
 Issuance of Stock
  Purchase Rights for cash
  in September 1995 and
  March 1996...............
 Repurchase of Series D
   Preferred Stock
  at $4.00 per share.......    (62,500)           (250,000)
 Sale of Series D Preferred
  Stock at
  $4.00 per share..........     62,500             250,000
 Principal payment received
  under shareholder
  note receivable..........                                                                                                 31,000
 Unrealized gain on
  investments..............
 Net loss..................                                                                         (9,917,000)
                             ---------          ----------   -----------       -----------        ------------          ----------
BALANCE, JUNE 30, 1996.....  9,451,766          34,218,000     1,886,479           324,000         (27,025,000)           (167,000)
 Exercise of stock options.                                       40,307            26,000
 Issuance of Series E
  Preferred Stock at
  $17.00 per share.........    205,882           3,500,000
 Issuance of Common Stock
  at $7.00 per share, net
  of issuance costs of
  $2,865,000...............                                    3,250,000        19,885,000
 Conversion of Preferred
  Stock.................... (9,657,648)        (37,718,000)    8,098,422        37,718,000
 Compensation expense
  related to stock
  options granted..........                                                        120,000
 Unrealized losses on
  investments..............
 Net loss..................                                                                        (14,288,000)
                             ---------          ----------   -----------       -----------        ------------          ----------
BALANCE, JUNE 30, 1997.....         --          $       --   $13,275,208       $58,073,000        $(41,313,000)         $ (167,000)
                             =========          ==========   ===========       ===========        ============          ==========

                                                    Unrealized
                                Stock                  gain              Total
                              purchase             (losses) on        shareholders'
                               rights              investments           equity
                             ----------            -----------        -----------
BALANCE, MARCH 24, 1989
 (Inception)...............          --            $        --        $        --
Non--cash issuance of
 Common Stock..............                                                    --
 Issuance of Series A
  Preferred Stock at $1.00
  per share in August
  1989.....................                                             1,500,000
 Issuance of Series A
  Preferred Stock in March
  1991 at $1.00 per share,
  net of issuance costs of
  $5,000...................                                               995,000
 Issuance of Series B
  Preferred Stock in April
  1992 at $2.00 per share,
  net of issuance costs of
  $46,000..................                                             6,014,000
 Issuance of Common Stock
 for services..............                                                10,000
 Issuance of Series C
  Preferred Stock in October
  1993 at $1,000 per share,
  net of issuance costs of
  $175,000.................                                             9,825,000
Exercise of stock options..                                                32,000
Net loss...................                                           (11,391,000)
                             ----------            -----------        -----------
BALANCE, JUNE 30, 1994.....          --                     --          6,985,000
 Issuance of Series D
  Preferred Stock in April
  and May 1995 at $4.00 per
  share, net of issuance
  costs of $81,000.........                                             9,919,000
Exercise of stock options..                                                 8,000
Retirement of Common Shares
outstanding................                                                (7,000)
Unrealized loss on
investments................                             (2,000)            (2,000)
Net loss...................                                            (5,717,000)
                             ----------            -----------        -----------
BALANCE, JUNE 30, 1995.....          --                 (2,000)        11,186,000
 Issuance of Series E
  Preferred Stock in January
  1996 at $4.25 per share,
  net of issuance costs of
  $35,000..................                                             5,965,000
 Exercise of stock options.                                                53,000
 Issuance of Common Stock
  at $1.20 per share.......                                                30,000
 Issuance of Stock Purchase
  Rights for cash in
  September 1995 and March
  1996.....................   3,500,000                                 3,500,000
 Repurchase of Series D
  Preferred Stock at $4.00
  per share................                                              (250,000)
 Sale of Series D
  Preferred Stock at $4.00
  per share................                                               250,000
 Principal payment received
  under shareholder note
  receivable...............                                                31,000
 Unrealized gain on
  investments..............                              2,000              2,000
 Net loss..................                                            (9,917,000)
                             ----------            -----------        -----------
BALANCE, JUNE 30, 1996.....   3,500,000                     --         10,850,000
 Exercise of stock options.                                                26,000
 Issuance of Series E
  Preferred Stock at $17.00
  per share................  (3,500,000)                                       --
 Issuance of Common Stock
  at $7.00 per share, net
  of issuance costs of
  $2,865,000...............                                            19,885,000
 Conversion of Preferred
  Stock....................                                                    --
 Compensation expense
  related to stock options
  granted..................                                               120,000
 Unrealized losses on
  investments..............                            (10,000)           (10,000)
 Net loss..................                                           (14,288,000)
                             ----------            -----------        -----------
BALANCE, JUNE 30, 1997.....  $       --            $   (10,000)       $16,583,000
                             ==========            ===========        ===========

  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENT OF CASH FLOWS


                                                                                                                MARCH 24, 1989
                                                                           YEAR ENDED JUNE 30,                 (INCEPTION) TO
                                                                 --------------------------------------------      JUNE 30,
                                                                      1995           1996              1997         1997
                                                                 ------------    -----------     ------------   ------------

OPERATING ACTIVITIES:
 Net loss...............................................         $ (5,717,000)   $(9,917,000)    $(14,288,000)  $(41,313,000)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
    Depreciation and amortization.......................              329,000        536,000          564,000      1,831,000
    Loss on property held for resale....................                   --             --               --        110,000
    Amortization of discounts and.......................
     premiums on investments............................               (9,000)      (110,000)         (84,000)      (203,000)
    Stock compensation expense..........................                   --             --          120,000        130,000
    Changes in assets and liabilities:..................
     Receivables........................................              132,000         18,000         (148,000)      (229,000)
     Prepaid expenses...................................              (59,000)      (332,000)         311,000       (126,000)
     Accounts payable and accrued.......................
      expenses..........................................              (40,000)       864,000          316,000      1,508,000
     Accrued employee expenses..........................               28,000        (33,000)          33,000        130,000
     Deferred revenue...................................               79,000       (103,000)        (122,000)            --
                                                                   ----------     ----------       ----------   ------------
   Net cash used for operating activities...............           (5,257,000)    (9,077,000)     (13,298,000)   (38,162,000)
                                                                   ----------     ----------       ----------   ------------

INVESTING ACTIVITIES:
 Organizational costs...................................                   --             --               --        (73,000)
 Purchase of short--term investments....................          (10,981,000)            --      (19,190,000)   (31,138,000)
 Maturities of short--term investments..................            3,567,000      8,500,000        4,200,000     16,267,000
 Capital purchases......................................             (118,000)      (445,000)        (424,000)    (2,142,000)
 Proceeds  from sale of property held for resale........                   --             --               --        400,000
                                                                   ----------     ----------       ----------   ------------
  Net cash provided by (used for) investing
    activities..........................................           (7,532,000)     8,055,000      (15,414,000)   (16,686,000)
                                                                   ----------     ----------       ----------   ------------

FINANCING ACTIVITIES:
 Issuance of Preferred Stock............................            9,919,000      5,965,000               --     34,218,000
 Issuance of Common Stock...............................                1,000         83,000       19,911,000     20,027,000
 Payments received for stock purchase rights............                   --      3,500,000               --      3,500,000
 Payments received under shareholder notes..............                   --         31,000               --         31,000
 Principal payments  under  capital lease  obligations..             (214,000)      (270,000)        (223,000)      (985,000)
                                                                   ----------     ----------       ----------   ------------
  Net cash provided by financing activities.............            9,706,000      9,309,000       19,688,000     56,791,000
                                                                   ----------     ----------       ----------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....           (3,083,000)     8,287,000       (9,024,000)     1,943,000

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD....................................            5,763,000      2,680,000       10,967,000             --
                                                                   ----------     ----------       ----------   ------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD..........................................         $  2,680,000    $10,967,000     $  1,943,000   $  1,943,000
                                                                 ============    ===========     ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid........................................         $     66,000    $    62,000     $     32,000   $    251,000
   Additions to capital lease obligations...............              270,000             --               --      1,174,000



  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    -----------------------------------------------------------

Aastrom Biosciences, Inc. (the Company) was incorporated in March 1989 (Inception) under the name Ann Arbor Stromal, Inc. The Company changed its name in 1991 concurrent with the commencement of employee-based operations. The Company is in the development stage with its principal business activities being research and product development, conducted both on its own behalf and in connection with various collaborative research and development agreements with other companies, involving the development of processes and instrumentation for the ex vivo production of human stem cells and their progeny, and hematopoetic
    -------
and other tissues.

Successful future operations are subject to several technical and business risks, including satisfactory product development, obtaining regulatory approval and market acceptance for its products and the Company's continued ability to maintain adequate levels of funding.

SIGNIFICANT REVENUE RELATIONSHIPS - Two companies accounted for 49% and 28% of
---------------------------------
total revenues for the year ended June 30, 1995 and one company accounted for 83% and 52% of total revenues for the year ended June 30, 1996 and 1997, respectively. One company accounted for 43% of total revenues for the period from Inception to June 30, 1997. Grant revenues consist of grants sponsored by the U.S. government.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash and short-
-------------------------
term investments with original maturities of three months or less.

SHORT-TERM INVESTMENTS -  Short-term investments consist of U.S. government
----------------------
securities and commercial paper with original maturities of over three months but less than one year. Short-term investments are classified as available-for-sale, and are presented at market value, with unrealized gains and losses on investments reflected as a component of shareholders' equity.

DIVERSITY OF CREDIT RISK - The Company invests its excess cash in U.S.
------------------------
government securities and commercial paper, maintained in U.S. financial institutions, and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant realized losses on its cash equivalents or short-term investments.

PROPERTY - Property is recorded at cost and depreciated or amortized using the
--------
straight-line method over the estimated useful life of the asset (primarily five years), or the remaining lease term, if shorter, with respect to leasehold improvements and certain capital lease assets.

REVENUE RECOGNITION - Revenue from grants and research agreements is recognized
-------------------
on a cost reimbursement basis consistent with the performance requirements of the related agreement. Funding received in advance of costs incurred is presented as deferred revenue in the accompanying financial statements.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as
------------------------------
incurred. Such costs and expenses related to programs under collaborative agreements with other companies totaled $146,000, $1,294,000 and $154,000 for the years ended June 30, 1995, 1996 and 1997, respectively, and $1,642,000 for the period from Inception to June 30, 1997.

STOCK COMPENSATION - The Company adopted the disclosure provisions of  Statement
------------------
of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) as of July 1, 1996. As permitted by SFAS 123, the Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its plans and does not recognize compensation expense for its employee stock-based compensation plans as prescribed in SFAS 123.

                           AASTROM BIOSCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

INCOME TAXES - The Company recognizes deferred tax assets and liabilities for
------------
the differences between the carrying amounts and the tax basis of assets and liabilities, as well as net operating loss and tax credit carryforwards. Additionally, the Company establishes a valuation allowance to reflect the likelihood of realization of deferred tax assets.

NET LOSS PER SHARE - Net loss per share is computed using the weighted average
------------------
number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. However, common and common equivalent shares issued during the twelve month period preceding the filing of the registration statement for the Company's initial public offering which was completed in February 1997, (the IPO) at a price below the expected offering price are considered to be cheap stock and are included in the calculation for periods prior to the IPO, as if they were outstanding for all periods using the treasury stock method, as applicable, even though their inclusion is anti-dilutive. Due to the automatic conversion of all outstanding shares of Preferred Stock into Common Stock upon the completion of the IPO, Preferred Stock is assumed to have been converted into Common Stock at the time of issuance, except for those shares considered to be cheap stock which are treated as outstanding for all periods presented.

During March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) which amends the standards for computing earnings per share previously set forth in Accounting Principles Board Opinion No. 15 "Earnings per Share" (APB 15). SFAS 128, which will be adopted by the Company for the period ending December 31, 1997, will not have a material effect on the computation of net loss per share for the periods presented in the accompanying financial statements.

USE OF ESTIMATES -  The preparation of financial statements in accordance with
----------------
generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to financial statements. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS -  The Company evaluates the fair value of those assets
---------------------
and liabilities identified as financial instruments and estimates that the fair value of such financial instruments generally approximates the carrying value in the accompanying financial statements. Fair values have been determined through information obtained from market sources and management estimates.

LONG-LIVED ASSETS - The Company adopted Statement of Financial Accounting
-----------------
Standards No. 121 (SFAS 121) as of July 1, 1996 and evaluates the impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Adoption of this pronouncement has not significantly impacted the accompanying financial statements as no impairment losses have been identified by the Company.

2. SHORT-TERM INVESTMENTS
   ----------------------
All short-term investments are available-for-sale and have maturities of one year or less and are summarized as follows:


                                                                           Gross           Gross
                                                                        Unrealized       Unrealized        Estimated
                                                          Cost             Gains           Losses          Fair Value
                                                      ------------      -----------      ----------        ----------
June 30, 1997:
 U.S. Government Securities....................        $13,574,000         $1,000         $(11,000)       $13,564,000
 Commercial Paper..............................          1,500,000             --               --          1,500,000
                                                       -----------         ------         --------        -----------
                                                       $15,074,000         $1,000         $(11,000)       $15,064,000
                                                       ===========         ======         ========        ===========

                           AASTROM BIOSCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)



3.  PROPERTY
    --------

Property consists of the following:


                                                     June 30,
                                             ----------------------------
                                                 1996             1997
                                             -----------      -----------
    Machinery and equipment................  $ 1,337,000      $ 1,425,000
    Office equipment.......................      482,000          733,000
    Leasehold improvements.................      520,000          605,000
                                             -----------      -----------
                                               2,339,000        2,763,000
    Less accumulated depreciation and
     amortization..........................   (1,151,000)      (1,715,000)
                                             -----------      -----------
                                             $ 1,188,000        1,048,000
                                             ===========      ===========

Equipment under capital leases totaled $1,131,000 at June 30, 1996 and 1997, with related accumulated amortization of $622,000 and $844,000, respectively (Note 7).

4.  SHAREHOLDERS' EQUITY
    --------------------

INITIAL PUBLIC OFFERING - In February 1997, the Company completed an
-----------------------
underwritten initial public offering of 3,000,000 shares of its Common Stock at an offering price of $7.00 per share. In March 1997, the underwriters elected to purchase an additional 250,000 shares of Common Stock pursuant to the underwriters' over-allotment option at a price of $7.00 per share. Proceeds from the offering, net of underwriters' commissions and expenses, were $19,885,000.

PREFERRED STOCK -  The Company had the following classes of preferred stock
---------------
outstanding as of June 30, 1996. As a result of the IPO, all 9,657,648 shares of previously outstanding preferred stock were automatically converted into 8,098,422 shares of Common Stock.

                                      Shares         Shares Issued   Liquidation
                                    Authorized      and Outstanding  Preference
                                  --------------    ---------------  -----------

    Series A.......................   2,500,000        2,500,000    $ 2,500,000
    Series B.......................   3,030,000        3,030,000      6,060,000
    Series C.......................      10,000           10,000     10,000,000
    Series D.......................   3,000,000        2,500,001     10,000,000
    Series E.......................   1,411,765        1,411,765      6,000,000
                                      ---------        ---------    -----------
    Balance, June 30, 1996.........   9,951,765        9,451,766    $34,560,000
                                      =========        =========    ===========

No dividends have ever been declared or paid.

COBE LABORATORIES, INC. STOCK PURCHASE RIGHTS - In connection with the purchase
---------------------------------------------
of the Series C Convertible Preferred Stock by Cobe Laboratories, Inc. (Cobe) in October 1993, Cobe received a preemptive right to purchase a pro-rata portion of any newly issued shares of stock by the Company in order to maintain its then current percentage ownership interest. Any such purchase of newly issued shares shall be at the net price to the Company after deducting underwriters' discounts and commissions, if any. The agreements establishing the Company's relationship with Cobe provide the Company with an option (the Put Option) to require Cobe to purchase the lesser of 20%, or $5,000,000, in an initial public offering or a private offering meeting certain minimum requirements. In the event that the Company exercises the Put Option, Cobe then has the

                           AASTROM BIOSCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)



option to purchase up to 40% of that offering. While the Put Option was not exercised by the Company in connection with he IPO, Cobe elected to purchase an additional $5,000,000 in Common Stock as part of the IPO. The Company and Cobe are evaluating whether or not the Put Option remains in effect as it relates to the Company's ability to exercise the option in a subsequent private offering of its equity securities.

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

STOCK OPTION PLANS -  The Company has various stock option plans which provide
------------------
for the issuance of nonqualified and incentive stock options to acquire up to 2,986,594 shares of Common Stock. Such options may be granted by the Company's Board of Directors to certain of the Company's founders, employees, directors and consultants. The exercise price of incentive stock options shall not be less than the fair market value of the shares on the date of grant. In the case of individuals who are also holders of 10% or more of the outstanding shares of Common Stock, the exercise price of incentive stock options shall not be less than 110% of the fair market value of the shares on the date of grant. The exercise price of non-qualified stock options shall not be less than 85% of the fair market value on the date of grant. Options granted under these plans expire no later than ten years from the date of grant and generally become exercisable ratably over a four-year period following the date of grant.

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


                                                          June 30,
                                             --------------------------------
                                                 1996                1997
                                             ------------        ------------
Net Loss:
  As reported.........................         $9,917,000         $14,288,000
  Pro forma...........................          9,942,000          14,793,000
Net Loss per common share:
  As reported.........................         $     (.98)        $     (1.26)
  Pro forma...........................               (.98)              (1.31)


The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions; no dividend yields, 40% volatility, risk free interest rates ranging from 5.2% to 6.8% and expected option lives of three to five years.

                           AASTROM BIOSCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


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

The following table summarizes option activity under the Company's stock option plans:

                                                                Weighted Average     Options
                                Options     Options Available    Exercise Price    Exercisable
                              Outstanding       For Grant          Per Share      At Period End
                               ----------       ----------        ------------    ------------
March 24, 1989 (Inception)

  Options authorized........           --           1,703,261
  Options granted...........    1,727,111          (1,727,111)             $ .31
  Options exercised.........   (1,229,482)                 --              $ .19
  Options canceled..........     (103,964)            103,964              $ .66
                               ----------          ----------
Balance, June 30, 1994......      393,665              80,114              $ .61         77,682

  Options authorized........           --             333,333
  Options granted...........       55,333             (55,333)             $1.20
  Options exercised.........      (39,103)                 --              $ .21
  Options canceled..........      (60,230)             60,230              $ .34
                               ----------          ----------
Balance, June 30, 1995......      349,665             418,344              $ .78        108,492

  Options authorized........           --             800,000
  Options granted...........      155,337            (155,337)             $1.44
  Options exercised.........     (130,016)                 --              $ .41
  Options canceled..........      (44,690)             44,690              $ .85
                               ----------          ----------
Balance, June 30, 1996......      330,296           1,107,697              $1.20        101,021

  Options authorized........           --             150,000
  Options granted...........      785,200            (785,200)             $6.78
  Options exercised.........      (40,307)                 --              $ .65
  Options canceled..........      (16,818)             16,818              $1.83
                               ----------          ----------
Balance, June 30, 1997......    1,058,371             489,315              $5.36        483,376
                               ==========          ==========


OUTSIDE DIRECTORS' STOCK OPTION PLAN - The Company has an outside directors'
------------------------------------
stock option plan which provides for the issuance of options to purchase up to 150,000 shares of Common Stock to outside directors. Under this plan, non-qualified options to purchase 5,000 shares of Common Stock are granted to each outside director on the day of the Annual Shareholders' meeting. These options generally vest over a one-year period and expire ten years after the date of grant. As of June 30, 1997, options to purchase 30,000 shares of Common Stock at $7.00 per share are outstanding under this plan, of which options to purchase 10,002 shares of Common Stock are exercisable.

                           AASTROM BIOSCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


The following table summarizes information about stock-based compensation plans outstanding as of June 30, 1997:

                                                                                    Weighted
                                                                                     Average
                                                            Weighted                Exercise
            Range of               Number of    Remaining   Average                 Price of
            Exercise                Options    Contractual  Exercise    Number     Exercisable
             Prices               Outstanding  Life-years    Price    Exercisable    Options
            ----------------      ----------   ----------   -------   ----------   ----------

            $ .30   -  $1.20         260,170          7.7     $1.15      135,542        $1.11
            $3.20   -  $3.88          58,418          9.2     $3.24        4,501        $3.20
            $7.00   -  $7.13         739,783          9.6     $7.00      343,333        $7.00
                                  ----------                          ----------
                                   1,058,371                             483,376
                                  ==========                          ==========

The weighted average fair value of options granted during the year ended June 30, 1997 was $6.78 per share.

EMPLOYEE STOCK PURCHASE PLAN - The Company has an employee stock purchase plan
----------------------------
under which eligible employees can purchase Common Stock, at a discount to the market price, through payroll deductions up to 10% of the employees base compensation, subject to certain limitations, during sequential 24-month offering periods. Each offering period is divided into four consecutive six-month purchase periods ending on March 1 and September 1 of each year. Unless otherwise provided by the Board of Directors prior to the commencement of an offering period, the price at which stock is purchased under the plan for such offering period is equal to 85% of the lesser of the fair market value of the Common Stock on the first day of such offering period or the last day of the purchase period of such offering period. The initial purchase date under this plan is August 31, 1997, accordingly, no shares have been sold under this plan as of June 30, 1997.

STOCK PURCHASE WARRANTS  - The Company has issued warrants to purchase 69,444
-----------------------
shares of Common Stock which expire on October 15, 2000. These warrants may be exercised, in whole or in part, at a price equal to the lesser of (a) $9.00 per share, which price increases by $3.00 per share on February 3, 1998, 1999 and 2000; or (b) 85% of the fair market value of the Company's Common Stock at the time of exercise.

COMMON SHARES RESERVED - As of June 30, 1997, the Company has reserved shares of
----------------------
Common Stock for future issuance as follows:


  Issuance under stock option plans:
    1992 Incentive and Non-Qualified Stock Option Plan.......    1,397,686
    1995 Outside Director Stock Option Plan..................      150,000
                                                                 ---------
                                                                 1,547,686

  Issuance under 1996 Employee Stock Purchase Plan.........      250,000
  Exercise of Stock Purchase Warrants......................       69,444
                                                               ---------
                                                               1,867,130
                                                               =========

                           AASTROM BIOSCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


5.  INCOME TAXES
    ------------

Deferred tax assets consist of the following:


                                                        June 30,
                                          ----------------------------------
                                               1996                1997
                                           -------------      -------------
    Net operating loss carryforwards......  $ 9,210,000       $ 14,150,000
    Tax credits and other.................      440,000          1,162,000
                                            -----------       ------------
    Gross deferred tax assets.............    9,650,000         15,312,000
    Deferred tax assets valuation
     allowance............................  $(9,650,000)      $(15,312,000)
                                            -----------       ------------
                                            $        --       $         --
                                            ===========        ===========

Due to the historical losses incurred by the Company, a full valuation allowance for deferred tax assets has been provided. If the Company achieves profitability, these deferred tax assets may be available to offset future income taxes.

At June 30, 1997, the Company's Federal tax net operating loss and tax credit carryfowards were $40,420,000 and $971,000, respectively, which will expire from
2004 through 2012, if not utilized.   The Company underwent an ownership change
in October 1993 which has resulted in a limitation under which the Company can utilize a portion of its federal net operating loss carryforward amounting to $1,153,000 per year. As of June 1997, the portion of the Company's net operating loss that remains subject to this limitation is $2,490,000 and therefore is not expected to ultimately effect the Company's ability to utilize the benefit. If certain changes in ownership should occur again in the future, the Company's ability to utilize its net operating loss and tax credit carryforwards may become subject to further annual limitation.

6.  LICENSES, ROYALTIES AND COLLABORATIVE AGREEMENTS:

UNIVERSITY OF MICHIGAN - In August 1989, the Company entered into a research
----------------------
agreement with the University of Michigan (the University). Under the terms of this research agreement, as amended, the Company agreed to reimburse the University for certain research costs through the date of its expiration in December 1994. Payments made to the University under the aforementioned agreements totaled $121,000 and $2,521,000 for the years ended June 30, 1995 and for the period from Inception to June 30, 1997, respectively, which amounts are included in research and development expense in the accompanying Statements of Operations. As part of this relationship, the Company issued to the University 454,545 shares of Common Stock in August 1989. No value has been assigned to these shares in the accompanying financial statements. In March 1992, and as provided for under the research agreement, the Company entered into a license agreement for the technology developed under the research agreement. The license agreement, as amended, provides for a royalty to be paid to the University equal to 2% of net sales of products containing the licensed technology sold by the Company.

COBE BCT, INC. - In connection with the issuance of the Series C Preferred Stock
-------------
to Cobe in October 1993, the Company and Cobe BCT, Inc. (Cobe BCT), an affiliate of Cobe, entered into an agreement which grants to Cobe BCT exclusive worldwide distribution and marketing rights to the Company's Cell Production System (CPS) for stem cell therapy applications (Distribution Agreement). The term of the Distribution Agreement is ten years, with an option, exercisable by Cobe BCT, to extend the term for an additional ten years. Cobe has the right to terminate its Distribution Agreement with the Company with twelve months' notice upon a change of control of the Company, other than to Cobe, or at any time after December 31, 1997, if Cobe determines that commercialization of the Aastrom CPS for stem cell
therapy on or prior to December 31, 1998 is unlikely.   Pursuant to the
Distribution Agreement, Cobe BCT will perform worldwide marketing and distribution activities of the CPS for use in stem cell therapy and will receive a share of the resulting net sales, as defined, ranging from 38% to 42%, subject to certain negotiated discounts and volume-based adjustments.

                           AASTROM BIOSCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)



The agreements establishing this collaboration provided for payments totaling $5,000,000 to be made by Cobe BCT upon the Company meeting certain development milestones. In May 1995, the Company accepted, as part of the sale of the Series D Preferred Stock, an equity investment of $5,000,000 from Cobe in lieu of those future milestone payments.

LICENSE AND ROYALTY AGREEMENTS - In July 1992, the Company licensed certain cell
------------------------------
culture technology under which it obtained an exclusive worldwide license to the technology in exchange for a royalty payable of up to 3% of net sales on products containing the licensed technology.

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

RHONE-POULENC RORER, INC. - In September 1995, the Company entered into a
----------------------
research and development collaboration with Rhone-Poulenc Rorer, Inc. (RPR), granting RPR a right to license the Company's CPS for Lymphoid cell applications. Pursuant to the agreements establishing this collaboration, RPR was obligated to fund certain research costs associated with the development of the CPS for Lymphoid cell applications and was entitled to make equity purchases of up to $12,500,000 subject to the Company's satisfaction of certain milestones and RPR's decision to exercise certain options. In September 1996, RPR notified the Company of its intent to not exercise its additional options under the collaboration. This notification was made after RPR had determined that for strategic reasons it would not pursue Lymphoid cell therapy applications, including those being pursued under the collaboration the Company. The Company received $3,500,000 in equity payments and recognized $1,538,000 in research revenue under this collaboraton. As a result of this termination, no further equity payments or research funding is due from RPR and RPR's license rights to the Company's CPS for Lymphoid cell applications have been terminated.

7.   COMMITMENTS
     -----------

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

Future minimum payments under capital leases and non-cancelable operating leases are as follows:


                                               CAPITAL            OPERATING
                                               LEASES              LEASES
                                              --------            ---------
 Year Ending June 30,

 1998.....................................    $138,000            $435,000
 1999.....................................      69,000                  --
                                              --------            --------
 Total minimum lease payments.............     207,000            $435,000
                                                                  ========
 Less amount representing interest........     (18,000)
                                              --------
Obligations under capital lease...........    $189,000
                                              ========

Certain of the Company's capital lease agreements contain restrictive provisions which require that the Company's total assets exceed its total liabilities by at least $1,000,000. Should the Company fall out of compliance with this provision, and a

                           AASTROM BIOSCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


waiver cannot be obtained from the lessor, remaining amounts due under the lease agreements become immediately due and payable.

Rent expense for the years ended June 30, 1995, 1996 and 1997, was $241,000, $338,000 and $456,000, respectively, and for the period from Inception to June 30, 1997 was $1,278,000.

8.  EMPLOYEE SAVINGS PLAN
    ---------------------

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

Date:  October 20, 1997         AASTROM BIOSCIENCES, INC.


                                 By:   /s/ R. Douglas Armstrong
                                       ------------------------
                                       R. Douglas Armstrong, Ph.D.
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)
                                       ---------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on October 20, 1997 by the following persons in the capacities indicated.


       Signature                       Title
       ---------                       -----

 /s/ R. DOUGLAS ARMSTRONG             President, Chief Executive Officer
----------------------------           and Director
R. Douglas Armstrong, Ph.D.            Principal Executive Officer)

 /s/ TODD E. SIMPSON                  Vice President, Finance & Administration,
-----------------------------          Chief Financial Officer, Secretary
Todd E. Simpson                        and Treasurer (Principal Financial
                                       and Accounting Officer)

 /s/ ROBERT J. KUNZE                  Chairman of the Board and Director
------------------------------
Robert J. Kunze

 /s/ STEPHEN G. EMERSON               Director
------------------------------
Stephen G. Emerson, M.D., Ph.D.

 /s/ G. BRADFORD JONES                Director
------------------------------
G. Bradford Jones

 /s/ HORST R. WITZEL                  Director
------------------------------
Horst R. Witzel, Dr.-Ing.

 /s/ EDWARD C. WOOD                   Director
------------------------------
Edward C. Wood, Jr.

                                 EXHIBIT INDEX



EXHIBIT
NUMBER         Description of Document
------         -----------------------
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

10.37**         Subscription Agreement, dated December 11, 1995, between the Company and Northwest Ohio Venture
                Fund Limited Partnership.

10.38#          Second Amendment to Promissory Note payable to the Company by Stephen G. Emerson, M.D., Ph.D., dated June 30, 1997.

10.39#          Second Amendment to Promissory Note payable to the Company by R. Douglas Armstrong, Ph.D., dated
                June 30, 1997.

10.40****       Amendment to License and Supply Agreement, dated August 25, 1997, between Immunex Corporation and the Company.


    10.41%     Strategic Planning Consulting Services and Collaboration Agreement, dated October 7, 1997, between Burrill & Company, LLC and the Company.

    11.1****   Statement regarding computation of  net loss per share.

    16.1***    Letter from Coopers & Lybrand L.L.P., dated July 15, 1997.

    23.1       Consent of Price Waterhouse LLP.

    27.1****   Financial Data Schedule.

-------------------------

* Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, as filed on March 7, 1997.

** Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.

*** Incorporated by reference to the Company's Current Report on Form 8-K, as filed on July 16, 1997.

**** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997, as filed on September 25, 1997.

% Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-37439), as filed on October 8, 1997.

+    Confidential treatment has been granted as to a portion of this exhibit.

# Management contract or compensatory plan or arrangement covering executive officers or directors of the Company.