Form 10-Q
period 1997-09-30
AASTROM BIOSCIENCES INC
filed 1997-11-14
CIK 887359

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997, OR
                                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                        -----    ------

Commission file number              0-22025
                       --------------------------------------------------------

                           AASTROM BIOSCIENCES, INC.
-------------------------------------------------------------------------------
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

                                                [X] - Yes  [ ] - No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     COMMON STOCK, NO PAR VALUE                        13,266,926
               (Class)                      Outstanding at November 10, 1997

                           AASTROM BIOSCIENCES, INC.

                         Quarterly Report on Form 10-Q
                              September 30, 1997

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                         Page

          a) Condensed Balance Sheets as of June 30, 1997 and
             September 30, 1997                                         3

          b) Condensed Statements of Operations for the three
             months ended September 30, 1996 and 1997 and
             for the period from March 24, 1989 (Inception) to
             September 30, 1997                                         4

          c) Condensed Statements of Cash Flows for the three
             months ended September 30, 1996 and 1997 and
             for the period from March 24, 1989 (Inception) to
             September 30, 1997                                         5

          d) Notes to Condensed Financial Statements                    6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                          *

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                             *
Item 2.   Changes in Securities and Use of Proceeds                    13
Item 3.   Defaults Upon Senior Securities                               *
Item 4.   Submission of Matters to a Vote of Security Holders           *
Item 5.   Other Information                                             *
Item 6.   Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                             14

EXHIBIT INDEX                                                          15

* No information is provided due to inapplicability of the item.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                           CONDENSED BALANCE SHEETS


                                                  June 30,     September 30,
                                                    1997           1997
                                               ------------    ------------
ASSETS                                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                    $  1,943,000    $  1,505,000
  Short-term investments                         15,064,000      12,126,000
  Receivables                                       229,000         209,000
  Prepaid expenses                                  126,000          93,000
                                               ------------    ------------
    Total current assets                         17,362,000      13,933,000

PROPERTY, NET                                     1,048,000         941,000
                                               ------------    ------------
      Total assets                             $ 18,410,000    $ 14,874,000
                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses        $  1,508,000    $  1,606,000
  Accrued employee expenses                         130,000         115,000
  Current portion of capital lease
   obligations                                      124,000          99,000
                                               ------------    ------------
    Total current liabilities                     1,762,000       1,820,000

CAPITAL LEASE OBLIGATIONS                            65,000          48,000

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value;
  shares authorized - 5,000,000;
  none issued and outstanding                             -               -
Common Stock, no par value;
  shares authorized - 40,000,000;
  shares issued and outstanding -
  13,275,208 and 13,272,674,
  respectively                                   58,073,000      57,989,000
Deficit accumulated during the
 development stage                              (41,313,000)    (44,938,000)
Shareholder notes receivable                       (167,000)        (47,000)
Unrealized gains (losses) on investments            (10,000)          2,000
                                               ------------    ------------
  Total shareholders' equity                     16,583,000      13,006,000
                                               ------------    ------------
       Total liabilities and shareholders'
        equity                                 $ 18,410,000    $ 14,874,000
                                               ============    ============

  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            Three months ended       March 24, 1989
                                                               September 30,         (Inception) to
                                                        --------------------------    September 30,
                                                            1996           1997           1997
                                                        -----------    -----------    ------------
REVENUES:
     Research and development agreements                $   195,000    $     3,000    $  2,020,000
     Grants                                                  29,000         13,000       2,156,000
                                                        -----------    -----------    ------------
         Total revenues                                     224,000         16,000       4,176,000
                                                        -----------    -----------    ------------

COSTS AND EXPENSES:
     Research and development                             3,160,000      3,243,000      41,675,000
     General and administrative                             452,000        613,000       9,655,000
                                                        -----------    -----------    ------------
         Total costs and expenses                         3,612,000      3,856,000      51,330,000
                                                        -----------    -----------    ------------

LOSS FROM OPERATIONS                                     (3,388,000)    (3,840,000)    (47,154,000)
                                                        -----------    -----------    ------------

OTHER INCOME (EXPENSE):
     Interest income                                        126,000        220,000       2,472,000
     Interest expense                                       (11,000)        (5,000)       (256,000)
                                                        -----------    -----------    ------------
     Other income                                           115,000        215,000       2,216,000
                                                        -----------    -----------    ------------

NET LOSS                                                $(3,273,000)   $(3,625,000)   $(44,938,000)
                                                        ===========    ===========    ============

NET LOSS PER SHARE                                            $(.32)         $(.27)
                                                        ===========    ===========

Weighted average number of common and
  common equivalent shares outstanding                   10,107,000     13,279,000
                                                        ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Three months ended       March 24, 1989
                                                                         September 30,         (Inception) to
                                                                  --------------------------    September 30,
                                                                      1996           1997           1997
                                                                  -----------    -----------    ------------
OPERATING ACTIVITIES:
     Net loss                                                     $(3,273,000)   $(3,625,000)   $(44,938,000)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
         Depreciation and amortization                                136,000        151,000       1,982,000
         Loss on property held for resale                                   -              -         110,000
         Amortization of discounts and premiums
           on investments                                                   -        (50,000)       (253,000)
         Stock compensation expense                                    40,000         25,000         155,000
         Changes in assets and liabilities:
             Receivables                                             (139,000)         2,000        (227,000)
             Prepaid expenses                                          59,000         33,000         (93,000)
             Accounts payable and accrued expenses                   (351,000)        98,000       1,606,000
             Accrued employee expenses                                (17,000)       (15,000)        115,000
             Deferred revenue                                         (69,000)             -               -
                                                                  -----------    -----------    ------------
     Net cash used for operating activities                        (3,614,000)    (3,381,000)    (41,543,000)

INVESTING ACTIVITIES:
     Organizational costs                                                   -              -         (73,000)
     Purchase of short-term investments                            (1,200,000)      (500,000)    (31,638,000)
     Maturities of short-term investments                                   -      3,500,000      19,767,000
     Capital purchases                                               (173,000)       (44,000)     (2,186,000)
     Proceeds from sale of property held for resale                         -              -         400,000
                                                                  -----------    -----------    ------------
     Net cash provided by (used for) investing activities          (1,373,000)     2,956,000     (13,730,000)

FINANCING ACTIVITIES:
     Issuance of Preferred Stock                                            -              -      34,218,000
     Issuance of Common Stock                                           1,000         29,000      20,056,000
     Payments received for stock purchase rights                            -              -       3,500,000
     Payments received under shareholder notes                              -              -          31,000
     Principal payments under capital lease obligations               (73,000)       (42,000)     (1,027,000)
                                                                  -----------    -----------    ------------
     Net cash provided by (used for) financing activities             (72,000)       (13,000)     56,778,000
                                                                  -----------    -----------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (5,059,000)      (438,000)      1,505,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   10,967,000      1,943,000               -
                                                                  -----------    -----------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 5,908,000    $ 1,505,000    $  1,505,000
                                                                  ===========    ===========    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                $    11,000    $     5,000      $  256,000
     Additions to capital lease obligations                                 -              -       1,174,000

  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   ORGANIZATION

     Aastrom Biosciences, Inc. (the "Company") was incorporated in March 1989 ("Inception") under the name Ann Arbor Stromal, Inc. The Company changed its name in 1991 concurrent with the commencement of employee-based operations. The Company is in the development stage with its principal business activities being research and product development, conducted principally on its own behalf, but also in connection with various collaborative research and development agreements with other companies, involving the development of processes and instrumentation for the ex vivo production of human stem cells and their progeny, and hematopoietic and other tissues. Successful future operations are subject to several technical and business risks, including satisfactory product development and obtaining regulatory approval and market acceptance of its products.

2.   BASIS OF PRESENTATION

     The condensed financial statements included herein have been prepared by the Company without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year or for any other period.

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended and filed with the Securities and Exchange Commission.

3.   NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. However, common and common equivalent shares issued during the 12 month period preceding the filing of the registration statement for the Company's initial public offering which was completed in February 1997, (the "IPO") at a price below the expected offering price are considered to be cheap stock and are included in the calculation for periods prior to the IPO, as if they were outstanding for all periods using the treasury stock method, as applicable, even though their inclusion is anti-dilutive. Due to the automatic conversion of Preferred Stock into Common Stock upon the completion of the IPO, Preferred Stock is assumed to have been converted into Common Stock at the time of issuance, except for those shares considered to be cheap stock which are treated as outstanding for all periods presented.

4.   RECENT PRONOUNCEMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since its inception, the Company has been in the development stage and engaged in research and product development, conducted principally on its own behalf, but also in connection with various collaborative research and development agreements with other entities. The Company does not expect to generate positive cash flows from operations for at least the next several years and, until product sales commence, the Company expects that its revenue sources will continue to be limited to grant revenue, research funding and milestone payments and licensing fees from potential future corporate collaborators. The timing and amount of such future cash payments and revenues, if any, will be subject to significant fluctuations, based in part on the success of the Company's research activities, the receipt of necessary regulatory approvals, the timing of the achievement of certain other milestones and the extent to which associated costs are reimbursed under grant or other arrangements. Substantially all of the Company's revenues from product sales, if any, will be subject to the Company's obligation to make aggregate royalty payments of up to 5% to certain licensors of its technology. Further, under the Company's Distribution Agreement with Cobe BCT, Inc. (collectively with Cobe Laboratories, Inc., "Cobe"), Cobe will perform marketing and distribution activities and in exchange will receive approximately 38% to 42% of the Company's product sales in the area of stem cell therapy, subject to negotiated discounts and volume-based adjustments. Research and development expenses may fluctuate due to the timing of expenditures for the varying stages of the Company's research and clinical development programs. Research and development expenses will increase as product development programs and applications of the Company's products progress through research and development stages. Under the Company's License Agreement with Immunex, annual renewal fees of $1,000,000 are payable in each of the next three fiscal years. Under the Company's Distribution Agreement with Cobe, regulatory approval activities for the Company's products for stem cell therapies outside of the United States will be conducted, and paid for, by Cobe. As a result of these and other factors, the Company's results of operations have fluctuated and are expected to continue to fluctuate significantly from year to year and from quarter to quarter and therefore may not be comparable to or indicative of the result of operations for any future periods.

Over the past several years, the Company's net loss has primarily increased, consistent with the growth in the Company's scope and size of operations. In the near term, the Company plans additional moderate growth in employee headcount necessary to address increasing requirements in the areas of product development, research, clinical and regulatory affairs, quality systems and administration. Assuming capital is available to finance such growth, the Company's operating expenses will continue to increase as a result. At least until such time as the Company enters into arrangements providing research and development funding or initiates product sales, the net loss will continue to increase as well. The Company has never been profitable and does not anticipate having net income for at least the next several years. Through September 30, 1997, the Company had an accumulated deficit of $44,938,000. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed under this caption, as well as those discussed under the caption "Business Risks" and in the Company's Annual Report on Form 10-K, as amended.

RESULTS OF OPERATIONS

Three months ended September 30, 1997 and 1996

Total revenues were $16,000 for three months ended September 30, 1997, compared to $224,000 for the same period in 1996. Revenues in 1996 consist primarily of research and development revenues under the Company's research collaboration with Rhone-Poulenc Rorer, Inc., which ended in September 1996.

Total costs and expenses were $3,856,000 for the three months ended September 30, 1997, compared to $3,612,000 for the same period in 1996. The increase in costs and expenses in 1997 is the result of an increase in research and development expenses to $3,243,000 in 1997 from $3,160,000 in 1996 and by general and administrative expenses, which increased to $613,000 for the three months ended September 30, 1997 from $452,000 for the same period in 1996.

Interest income was $220,000 for the three months ended September 30, 1997, compared to $126,000 for the same period in 1996. This increase primarily reflects an increase in the level of cash, cash equivalents, and short-term investments throughout the period in 1997.

The Company's net loss increased to $3,625,000 for the three months ended September 30, 1997, from $3,273,000 for the same period in 1996 reflecting an increase in expenses and a decrease in revenues in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since Inception primarily through public and private sales of its equity securities, which from Inception through September 30, 1997, have totaled approximately $57,942,000, and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have historically allowed the Company to maintain adequate levels of cash and other liquid investments.

The Company's combined cash, cash equivalents and short-term investments totaled $13,631,000 at September 30, 1997, a decrease of $3,376,000 from June 30, 1997.
The primary uses of cash, cash equivalents and short-term investments during the three months ended September 30, 1997, included $3,331,000 to finance the Company's operations and working capital requirements, $44,000 in capital equipment additions and $42,000 in scheduled debt payments. The Company plans to continue its policy of investing excess funds in short-term, investment-grade, interest-bearing instruments.

The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations for at least the next several years, due to the expected increase in spending for research and development programs and the expected cost of commercializing its product candidates. The Company intends to seek additional funding through research and development agreements with suitable corporate collaborators, grants and through public or private financing transactions. The Company expects that its primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of its debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect the Company's ability to raise additional funding, including, but not limited to, market volatility of the Company's stock and economic conditions affecting the public markets generally or some portion, or all, of the technology sector. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs, which may have a material adverse effect on the Company's business.

CERTAIN BUSINESS CONSIDERATIONS

Commercialization of the Company's technology and product candidates, including its lead product candidate, the Aastrom( Cell Production System ("Aastrom CPS"), will require substantial additional research and development by the Company as well as substantial clinical trials. There can be no assurance that the Company will successfully complete development of the Aastrom CPS or its other product candidates, or successfully market its technologies or product candidates, which lack of success would have a material adverse effect on the Company's business, financial condition and results of operations. The Company or its collaborators may encounter problems or delays relating to research and development, clinical trials, regulatory approval and intellectual property rights of the Company's technologies and product candidates. The Company's product development efforts are primarily directed toward obtaining regulatory approval to market the Aastrom CPS as an alternative to currently used stem cell collection methods. These existing stem cell collection methods have been widely practiced for a number of years, and there can be no assurance that any of the Company's technologies or product candidates will be accepted by the marketplace as readily as these or other competing processes and methodologies, or at all.

The approval of the United States Food and Drug Administration ("FDA") will be required before any commercial sales of the Company's product candidates for stem cell therapy may commence in the United States, and approvals from foreign regulatory authorities will be required before international sales may commence. The Company is currently conducting pre-pivotal clinical trials to demonstrate the safety and biological activity of patient-derived cells or umbilical cord blood cells produced in the Aastrom CPS in a limited number of patients. If the results from these pre-pivotal trials are successful, the Company intends to seek clearance from the FDA to commence a pivotal clinical trial. The patients enrolled in these pre-pivotal trials and future trials will have undergone extensive chemotherapy or radiation therapy treatments prior to infusion of cells produced in the

Aastrom CPS. Such treatments will have substantially weakened these patients and may have irreparably damaged their hematopoietic systems. Due to these and other factors, it is possible that one or more of these patients may die or suffer severe complications during the course of the current pre-pivotal trials or future trials. For example, in the trials to date, a patient who was in the transplant recovery process died from complications related to the patient's clinical condition that, according to the physician involved, were unrelated to the Aastrom CPS procedure. The Company may experience delays in patient accruals in its current pre-pivotal clinical trials or in future clinical trials, which could result in increased costs associated with the clinical trials or delays in receiving regulatory approvals and commercialization, if any. The results of preclinical studies and early clinical trials of the Company's product candidates may not necessarily be indicative of results that will be obtained from subsequent or more extensive clinical trials. Further, there can be no assurance that pre-pivotal or pivotal clinical trials of any of the Company's product candidates will demonstrate the safety, reliability and efficacy of such products, or of the cells produced in such products, to the extent necessary to obtain required regulatory approvals or market acceptance. There can be no assurance that, even after the expenditures of substantial time and financial resources, regulatory approval will be obtained for any products developed by the Company.

The Company currently arranges for the manufacture of its product candidates and their components, including certain cytokines, serum and media, with third parties, and expects to continue to do so in the foreseeable future. There can be no assurance that the Company's supply of such key cytokines, components and other materials will not become limited, be interrupted or become restricted to certain geographic regions. There can also be no assurance that the Company will be able to obtain alternative components and materials from other manufacturers of acceptable quality, or on terms or in quantities acceptable to the Company, if at all. Additionally, there can be no assurance that the Company will not require additional cytokines, components and other materials to manufacture, use or market its product candidates, or that necessary key components will be available for use by the Company in the markets where the it intends to sell its products. In the event that any of the Company's key manufacturers or suppliers fail to perform their respective obligations or the Company's supply of such cytokines, components or other materials becomes limited or interrupted, the Company would not be able to market its product candidates on a timely and cost-competitive basis, if at all, which would have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the compounds used by the Company in its current stem cell expansion process involve the use of animal derived products. The availability of these compounds for clinical and commercial use may become limited by suppliers or restricted by regulatory authorities which may impose a potential competitive disadvantage for the Company's products compared to competing products and procedures. There can be no assurance that the Company will not experience delays or disadvantages related to the future availability
of such materials.   In order for the Company to market its products in Europe, it must obtain a CE Mark from a Notified Body to certify that the Company and its operations comply with certain minimum quality standards and compliance procedures, or, alternatively, that is manufactured products meet a more limited set of requirements. There can be not assurance that the Company and its suppliers will be able to meet these minimum requirements, or, if met, that the Company and its suppliers will be able to maintain such compliance, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company has established a strategic alliance with Cobe for the worldwide distribution of the Aastrom CPS for stem cell therapy. Cobe has the right to terminate its Distribution Agreement with the Company upon twelve months' notice, upon a change of control of the Company, other than to Cobe, or at any time after December 31, 1997, if Cobe determines that commercialization of the Aastrom CPS for stem cell therapy on or prior to December 31, 1998 is unlikely. There can be no assurance that Cobe will pursue the marketing and distribution of the Company's products, continue to perform its obligations under its agreements with the Company or that the Company's strategic alliance with Cobe will result in the successful commercialization and distribution of the Company's technologies and product candidates. There can also be no assurance that Cobe will be successful in its efforts to market and distribute the Company's products for stem cell therapy.

These business considerations, and others, are discussed in more detail and should be read in conjunction with the Business Risks and Risk Factors discussed in the Company's Annual Report of Form 10-K, as amended, and Prospectus filed in October 1997 for a proposed public offering of its securities.

                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(d) The Company completed its initial public offering of securities pursuant to a Registration Statement (File No. 333-15415) that was declared effective on February 3, 1997. Through September 30, 1997, the net offering proceeds have been applied in the following approximate amounts to the following categories.

                                                                  Amount of direct or
                                                                   indirect payments
                                                                to directors, officers,
                                                                   general partners
                                                                    or ten percent              Amount of
                                                                    shareholders or            payments to
                                                                      affiliates                 others
                                                                -----------------------     -----------------
     Construction of plant, buildings and  facilities                   $     -                $         -
     Purchase and installation of machinery and equipment                     -                          -
     Purchase of real estate                                                  -                          -
     Acquisition of other business(es)                                        -                          -
     Repayment of indebtedness                                                -                    110,042
     Working capital and general corporate uses                          63,716                  1,473,472
     Temporary investment                                                     -                          -
     Product/clinical development                                             -                  7,129,784
     Research and development                                                 -                  2,752,951
                                                                        -------                -----------
     Total                                                              $63,716                $11,466,249
                                                                        =======                ===========

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


                                     AASTROM BIOSCIENCES, INC.


Date:   November 12, 1997            /s/ R. Douglas Armstrong
                                     --------------------------------------
                                     R. Douglas Armstrong, Ph.D.
                                     President, Chief Executive Officer
                                            (Principal Executive Officer)


Date:   November 12, 1997            /s/ Todd E. Simpson
                                     --------------------------------------
                                     Todd E. Simpson
                                     Vice President, Finance and Administration,
                                        Chief Financial Officer
                                            (Principal Financial and Accounting
                                               Officer)

                                 EXHIBIT INDEX



Exhibit No.                              Exhibit
-----------     ----------------------------------------------------------------

 3.1 *          Restated Articles of Incorporation of the Company.

 3.2 **         Bylaws of the Company.

 4.1 **         Amended and Restated Investors' Rights Agreement, dated
                April 7, 1992.

 4.2 *** Amendment to Amended and Restated Investors' Rights Agreement, dated April 22, 1997.

10.1 + Amendment to License and Supply Agreement, dated August 25, 1997, between Immunex Corporation and the Company.

10.2 *** Strategic Planning Consulting Services and Collaboration Agreement, dated October 7, 1997, between Burrill & Company, LLC and the Company.

10.3 *** Amendment to Stock Purchase Agreement among the Company, SBIC Partners, L.P. and the State Treasurer of the State of Michigan dated April 23, 1997.

27.1            Financial Data Schedule.

     * Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31, 1996, as filed on March 7, 1997.

     ** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-15415), declared effective on February 3, 1997.

     *** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37439), as filed on October 8, 1997.

     + Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997, as filed on September 25, 1997.