Form 10-Q
period 1997-12-31
AASTROM BIOSCIENCES INC
filed 1998-02-10
CIK 887359

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997, OR
                                               -----------------



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

Commission file number          0-22025
                      -------------------------------------------------

                       AASTROM BIOSCIENCES, INC.
-----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Michigan                                   94-3096597
-------------------------------           -------------------------------
(State or other jurisdiction of                   (I.R.S. employer
 incorporation or organization)                   identification no.)


   24 Frank Lloyd Wright Dr.
        P.O. Box 376
     Ann Arbor, Michigan                               48106
-------------------------------           --------------------------------
(Address of principal executive                     (Zip code)
 offices)

                                (734) 930-5555
--------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

                                          [X] - Yes  [  ] - No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



       COMMON STOCK, NO PAR VALUE                    13,278,983
                (Class)                     Outstanding at February 1, 1998

                           AASTROM BIOSCIENCES, INC.

                         Quarterly Report on Form 10-Q
                               December 31, 1997

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION



Item 1. Financial Statements                                         Page
                                                                     ----
        a) Condensed Balance Sheets as of June 30, 1997 and
           December 31, 1997                                           3

        b) Condensed Statements of Operations for the three
           and six months ended December 31, 1996 and 1997
           and for the period from March 24, 1989 (Inception)
           to December 31, 1997                                        4

        c) Condensed Statements of Cash Flows for the six
           months ended December 31, 1996 and 1997 and for
           the period from March 24, 1989 (Inception) to
           December 31, 1997                                           5

        d) Notes to Condensed Financial Statements                     6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            9

Item 3. Quantitative and Qualitative Disclosures About Market Risk     *

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                           *
Item 2.    Changes in Securities and Use of Proceeds                  15
Item 4.    Submission of Matters to a Vote of Security Holders        16

EXHIBIT INDEX                                                         19

* No information is provided due to inapplicability of the item.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements


                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                            CONDENSED BALANCE SHEETS


                                                  June 30,       December 31,
                                                    1997            1997
                                                -----------      -----------
ASSETS                                                           (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                       $ 1,943,000     $ 1,270,000
  Short-term investments                           15,064,000      18,511,000
  Receivables                                         229,000         244,000
  Prepaid expenses                                    126,000          53,000
                                                  -----------     -----------
    Total current assets                           17,362,000      20,078,000

PROPERTY, NET                                       1,048,000         834,000
                                                  -----------     -----------
         Total assets                             $18,410,000     $20,912,000
                                                  ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses            $1,508,000      $1,899,000
  Accrued employee expenses                           130,000          98,000
  Current portion of capital lease obligations        124,000          71,000
                                                   ----------      ----------
     Total current liabilities                      1,762,000       2,068,000

CAPITAL LEASE OBLIGATIONS                              65,000          30,000

SHAREHOLDERS' EQUITY:
  Preferred Stock, no par value; shares
    authorized - 5,000,000; 2,200,000 issued
    and outstanding at December 31, 1997                    -       9,930,000
  Common Stock, no par value; shares
    authorized - 40,000,000; shares issued
    and outstanding - 13,275,208
    and 13,278,983, respectively                   58,073,000      57,992,000

  Deficit accumulated during the
    development stage                             (41,313,000)    (49,394,000)
  Stock purchase warrants                                   -         284,000
  Shareholder notes receivable                       (167,000)              -
  Unrealized gains (losses) on investments            (10,000)          2,000
                                                   ----------      ----------
     Total shareholders' equity                    16,583,000      18,814,000
                                                   ----------      ----------
         Total liabilities and shareholders'
            equity                                $18,410,000     $20,912,000
                                                  ===========     ===========

  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                              March 24, 1989
                                           Three months ended        Six months ended        (Inception) to
                                              December 31,              December 31,           December 31,
                                         ----------------------      ---------------------   ----------------
                                           1996           1997          1996         1997           1997
                                         ---------      --------     ---------     --------     ------------
 REVENUES:
   Research and development agreements   $      -       $       -     $  195,000   $    3,000     $ 2,020,000
   Grants                                     29,000        49,000        58,000       62,000       2,205,000
                                           ---------     ---------     ---------     --------     -----------
       Total revenues                         29,000        49,000       253,000       65,000       4,225,000
                                           =========     =========     =========     ========     ===========
COSTS AND EXPENSES:
   Research and development                2,550,000     3,788,000     5,710,000    7,031,000      45,463,000
   General and administrative                439,000       883,000       891,000    1,496,000      10,538,000
                                           ---------     ---------     ---------    ---------      ----------
       Total costs and expenses            2,989,000     4,671,000     6,601,000    8,527,000      56,001,000
                                           ---------     ---------     ---------    ---------      ----------

LOSS FROM OPERATIONS                      (2,960,000)   (4,622,000)   (6,348,000)  (8,462,000)    (51,776,000)
                                           ----------   ----------    ----------   ----------      ----------

OTHER INCOME (EXPENSE):
   Interest income                            79,000       216,000       205,000      436,000       2,688,000
   Interest expense                           (8,000)       (2,000)      (19,000)      (7,000)       (258,000)
                                          ----------    ----------     ---------   ----------      ----------
        Other income                          71,000       214,000       186,000      429,000       2,430,000
                                          ----------    ----------     ---------   ----------      ----------

NET LOSS                                 $(2,889,000)  $(4,408,000)  $(6,162,000) $(8,033,000)   $(49,346,000)
                                         ============  ===========   ============  ===========   ============

COMPUTATION OF NET LOSS
  APPLICABLE TO COMMON SHARES:

Net loss                                 $(2,889,000)  $(4,408,000)  $(6,162,000) $ (8,033,000)
   Dividends on Preferred Stock                    -       (47,000)            -       (47,000)
   Charge related to issuance of
     Preferred Stock                               -    (3,439,000)            -    (3,439,000)
                                         ------------   ----------     ----------   ----------
 Net loss applicable to Common Shares    $(2,889,000)  $(7,894,000)  $(6,162,000) $(11,519,000)
                                         ===========   ===========   ===========  =============

NET LOSS PER COMMON SHARE (Basic
   and Diluted)                          $      (.29)  $      (.59)  $      (.61) $       (.87)
                                         ===========   ===========   ===========  ============
Weighted average number of common
   and common equivalent shares
   outstanding                            10,109,000    13,268,000    10,108,000    13,273,000
                                         ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                       Six months ended        March 24, 1989
                                                                                          December 31,         (Inception) to
                                                                                     ------------------------    December 31,
                                                                                        1996          1997          1997
                                                                                     -----------  -----------   ------------
OPERATING ACTIVITIES:
     Net loss                                                                        $(6,162,000) $(8,033,000)  $(49,346,000)
     Adjustments to reconcile net loss to net cash used
        for operating activities:
               Depreciation and amortization                                             274,000      303,000      2,134,000
               Loss on property held for resale                                                -            -        110,000
               Amortization of discounts and premiums on investments                           -      (82,000)      (285,000)
               Stock compensation expense                                                 66,000      320,000        450,000
               Changes in assets and liabilities:
                    Receivables                                                            7,000      (39,000)      (268,000)
                    Prepaid expenses                                                    (300,000)      73,000        (53,000)
                    Accounts payable and accrued expenses                               (214,000)     391,000      1,899,000
                    Accrued employee expenses                                             (8,000)     (32,000)        98,000
                    Deferred revenue                                                    (122,000)           -              -
                                                                                     -----------  -----------   ------------
     Net cash used for operating activities                                           (6,459,000) (7,099,000)    (45,261,000)
                                                                                     -----------  -----------   ------------

INVESTING ACTIVITIES:
     Organizational costs                                                                      -            -        (73,000)
     Purchase of short-term investments                                                        -  (10,353,000)   (41,491,000)
     Maturities of short-term investments                                                      -    7,000,000     23,267,000
     Capital purchases                                                                  (284,000)     (89,000)    (2,231,000)
     Proceeds from sale of property held for resale                                            -            -        400,000
                                                                                     -----------  -----------   ------------
      Net cash used for investing activities                                            (284,000)  (3,442,000)   (20,128,000)
                                                                                     -----------  -----------   ------------

FINANCING ACTIVITIES:
     Issuance of Preferred Stock                                                               -    9,930,000     44,148,000
     Issuance of Common Stock                                                              6,000       26,000     20,053,000
     Payments received for stock purchase rights                                               -            -      3,500,000
     Payments received under shareholder notes                                                 -            -         31,000
     Principal payments under capital lease obligations                                 (141,000)     (88,000)    (1,073,000)
                                                                                     -----------  -----------   ------------
     Net cash provided by (used for) financing activities                               (135,000)   9,868,000     66,659,000
                                                                                     -----------  -----------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (6,878,000)    (673,000)     1,270,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      10,967,000    1,943,000              -
                                                                                     -----------  -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $4,089,000   $1,270,000     $1,270,000
                                                                                      ----------  -----------   ------------
                                                                                      ----------  -----------   ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                   $    19,000  $     7,000   $   258,000
     Additions to capital lease obligations                                                    -            -     1,174,000

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

2. BASIS OF PRESENTATION

   The condensed financial statements included herein have been prepared by the Company without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended December 31, 1997, are not necessarily indicative of the results to be expected for the full year or for any other period.

   These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended and filed with the Securities and Exchange Commission.

3. SALE OF PREFERRED STOCK

   On December 2, 1997, the Company completed a directed placement of 2,200,000 shares of its 5.5% Convertible Preferred Stock ("Preferred Stock") at a price of $5.00 per share. Proceeds from the offering, net of placement agent commissions and expenses, were approximately $9,930,000. Each share of Preferred Stock is convertible into one share of Common Stock, subject to certain anti-dilution adjustments, and is convertible at the option of the holder at any time. The Preferred Stock will automatically convert into Common Stock if at any time after December 2, 1999, the price of the Company's Common Stock is greater than $10 per share for 20 consecutive trading days, or upon the occurrence of certain other events. The Preferred

   Stock accrues a dividend at an annual rate of 5.5%, which is declared and paid by the Company on a quarterly basis, and has a liquidation preference of $5 per share, plus accrued but unpaid dividends. The Company has the option to pay dividends on the Preferred Stock in the form of a cash payment or by the issuance of shares of Common Stock. If the Company elects to pay the dividend in Common Stock, such shares are valued at an average daily trading price of the Common Stock prior to the quarterly record date. In December 1997, the Company elected to issue 7,103 shares of Common Stock valued at approximately $47,000 in payment of this dividend. Such shares are reflected as outstanding as of December 31, 1997 in the accompanying financial statements.

4. NET LOSS PER COMMON SHARE

   Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. However, common and common equivalent shares issued during the twelve-month period preceding the filing of the registration statement for the Company's initial public offering, which was completed in February 1997 (the "IPO"), at a price below the expected offering price are considered to be cheap stock and are included in the calculation for periods prior to the IPO, as if they were outstanding for all periods using the treasury stock method, as applicable, even though their inclusion is anti-dilutive. Due to the automatic conversion of all previously outstanding preferred stock into Common Stock upon the completion of the IPO, such preferred stock is assumed to have been converted into Common Stock at the time of issuance, except for those shares considered to be cheap stock which are treated as outstanding for all periods presented.

   The computations of net loss per common share for the three and six-month periods ended December 31, 1997 include an adjustment for dividends paid on the Preferred Stock and reflect a one-time charge of $3,439,000 related to the sale of the Preferred Stock in December 1997. The one-time charge and dividends affect only the computation of net loss per common share and are not included in the computation of net loss for the periods.

   During March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which amended the standards for computing earnings per share previously set forth in Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15"). SFAS 128, which was adopted by the Company for the periods ending December 31, 1997, did not have a material effect on the computation of the Company's historical net loss per common share amounts.


5. RECENT PRONOUNCEMENT

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which sets forth additional requirements for companies to report in the financial statements Comprehensive Income in addition to Net Income. Upon adoption of SFAS 130, the Company will present comprehensive income in its financial statements for earlier periods. The Company currently expects that adopting SFAS 130 for its previously issued financial statements will primarily affect the treatment of dividends and the one-time charge associated with the sale of the Preferred Stock. The Company will adopt SFAS 130 during its fiscal year ending June 30, 1999 and has not yet determined the manner in which comprehensive income will be presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since its inception, the Company has been in the development stage and engaged in research and product development, conducted principally on its own behalf, but also in connection with various collaborative research and development agreements with other entities. The Company does not expect to generate positive cash flows from operations for at least the next several years and, until product sales commence, the Company expects that its revenue sources will continue to be limited to grant revenue, research funding and milestone payments and licensing fees from potential future corporate collaborators. The timing and amount of such future cash payments and revenues, if any, will be subject to significant fluctuations, based in part on the success of the Company's research activities, the receipt of necessary regulatory approvals, the timing of the achievement of certain other milestones and the extent to which associated costs are reimbursed under grant or other arrangements. Substantially all of the Company's revenues from product sales, if any, will be subject to the Company's obligation to make aggregate royalty payments of up to 5% to certain licensors of its technology. Further, under the Company's Distribution Agreement with Cobe BCT, Inc. (collectively with Cobe Laboratories, Inc., "Cobe"), Cobe will perform marketing and distribution activities and in exchange will receive approximately 38% to 42% of the Company's product sales in the area of stem cell therapy, subject to negotiated discounts and volume-based adjustments. Research and development expenses may fluctuate due to the timing of expenditures for the varying stages of the Company's research and clinical development programs. Research and development expenses will increase as product development programs and applications of the Company's products progress through research and development stages and the Company expects these expenses to continue to increase until these programs are completed. Under the Company's License Agreement with Immunex, annual renewal fees of $1,000,000 are payable in March of each of the next three years. Under the Company's Distribution Agreement with Cobe, regulatory approval activities for the Company's products for stem cell therapies outside of the United States will be conducted, and paid for, by Cobe. As a result of these and other factors, the Company's results of operations have fluctuated and are expected to continue to fluctuate significantly from year to year and from quarter to quarter and therefore may not be comparable to or indicative of the results of operations for any future periods.

Over the past several years, the Company's net loss has primarily increased, consistent with the growth in the Company's scope and size of operations. In the near term, the Company plans additional moderate growth in employee headcount necessary to address increasing requirements in the areas of product development, research, clinical and regulatory affairs, quality systems and administration. Assuming capital is available to finance such growth, the Company's operating expenses will continue to increase as a result. At least until such time as the Company enters into arrangements providing research and development funding or initiates product sales, the net loss will continue to increase as well. The Company has never been profitable and does not anticipate having net income for at least the next several years. Through December 31, 1997, the Company had an accumulated deficit of $49,394,000. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed under this caption, as well as those discussed under the caption "Certain Business Considerations" and in the Company's Annual Report on Form 10-K, as amended.

RESULTS OF OPERATIONS

Three and six months ended December 31, 1997 and 1996

Revenues for the quarter ended December 31, 1997, consisting primarily of grant funding, increased to $49,000 from $29,000 for the same period in 1996.
Revenues for the six months ended December 31, 1997 decreased to $65,000 compared to $253,000 for the same period in 1996, reflecting the completion of a research collaboration in September 1996. Grant revenues increased in 1997, reflecting the timing of grant awards and related research activities, to the extent that such associated costs are reimbursed under the grants.

Costs and expenses increased to $4,671,000 for the quarter ended December 31, 1997 from $2,989,000 for the same period in 1996, and increased to $8,527,000 for the six months ended December 31, 1997 compared to $6,601,000 for the same period in 1996. The increases in costs and expenses in 1997 were principally the result of an increase in research and development expense to $3,788,000 and $7,031,000 for the quarter and six months ended December 31, 1997, respectively, from $2,550,000 and $5,710,000 for the same periods in 1996. These increases relate primarily to increased development activities for the Aastrom Cell Production System (CPS) during 1997. General and administrative expenses increased to $883,000 and $1,496,000 for the quarter and six months ended December 31, 1997, respectively, from $439,000 and $891,000 for the same periods in 1996, reflecting increased activities associated with the Company's efforts to develop additional business opportunities for the Aastrom CPS in other emerging cell therapies.

Interest income was $216,000 for the quarter ended December 31, 1997, compared to $79,000 for the same period in 1996, and was $436,000 for the six months ended December 31, 1997, compared to $205,000 for the same period in 1996. These changes primarily reflect a fluctuation in the levels of cash, cash equivalents and short-term investments during the periods.

The net loss for the quarter ended December 31, 1997 was $4,408,000, or $.59 per common share, compared to a net loss of $2,889,000, or $.29 per common share, for the same period in 1996. The net loss for the six months ended December 31, 1997 was $8,033,000, or $.87 per common share compared, to $6,162,000, or $.61 per common share, for the same period in 1996. The computations of net loss per common share in 1997 include an adjustment for dividends paid on the Preferred Stock and reflect a one-time charge of $3,439,000 related to the sale of the Preferred Stock. The one-time charge and dividends affect only the computation of net loss per common share and are not included in the net loss for the periods.

Liquidity and capital resources

The Company has financed its operations since Inception primarily through public and private sales of its equity securities, which from Inception through December 31, 1997, have totaled approximately $67,922,000 and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have historically allowed the Company to maintain adequate levels of cash and other liquid investments.

The Company's combined cash, cash equivalents and short-term investments totaled $19,781,000 at December 31, 1997, an increase of $2,774,000 from June 30, 1997.
In December 1997, the Company completed the sale of 2,200,000 shares of 5.5% Convertible Preferred Stock that generated net proceeds to the Company of approximately $9,930,000. The primary uses of cash, cash equivalents and short-term investments during the six months ended December 31, 1997, included $7,017,000 to finance the Company's operations and working capital requirements, $89,000 in capital equipment additions and $88,000 in scheduled debt payments. The Company plans to continue its policy of investing excess funds in short-term, investment-grade, interest-bearing instruments.

The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations for at least the next several years, due to the expected increase in spending for research and development programs and the expected cost of commercializing its product candidates. The Company intends to seek additional funding through research and development agreements with suitable corporate collaborators, grants and through public or private financing transactions. The Company expects that its primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of its debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect the Company's ability to raise additional funding, including, but not limited to, market volatility of the Company's stock and economic conditions affecting the public markets generally or some portion, or all, of the technology sector. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs, which may have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN BUSINESS CONSIDERATIONS

Commercialization of the Company's technology and product candidates, including its lead product candidate, the Aastrom/tm/ CPS, will require substantial additional research and development by the Company as well as substantial clinical trials. There can be no assurance that the Company will successfully complete development of the Aastrom/tm/ CPS or its other product candidates, or successfully market its technologies or product candidates, which lack of success would have a material adverse effect on the Company's business, financial condition and results of operations. The Company or its collaborators may encounter problems or delays relating to research and development, market development, clinical trials, regulatory approval and intellectual property rights of the Company's technologies and product candidates. The Company's product development efforts are primarily directed toward obtaining regulatory approval to market the Aastrom/tm/ CPS as an alternative to currently used stem cell collection methods. These existing stem cell collection methods have been widely practiced for a number of years, and there can be no assurance that any of the Company's technologies or product candidates will be accepted by the marketplace as readily as these or other competing processes and methodologies, or at all.

The approval of the United States Food and Drug Administration ("FDA") will be required before any commercial sales of the Company's product candidates for stem cell therapy may commence in the United States, and approvals from foreign regulatory authorities will be required before international sales may commence. The Company is currently conducting pre-pivotal clinical trials to demonstrate the safety and biological activity of patient-derived cells or umbilical cord blood cells produced in the Aastrom/tm/ CPS in a limited number of patients. If the results from these pre-pivotal trials are successful, the Company intends to seek clearance from the FDA to commence one or more pivotal clinical trials. The patients enrolled in these pre-pivotal trials and future trials will have undergone extensive chemotherapy or radiation therapy treatments prior to infusion of cells produced in the Aastrom/tm/ CPS. Such treatments will have substantially weakened these patients and may have irreparably damaged their hematopoietic systems. Due to these and other factors, it is possible that these patients may die or suffer severe complications during the course of the current pre-pivotal trials or future trials. For example, in the trials to date, patients who have been in the transplant recovery process have died from complications related to the patient's clinical condition that, according to the physicians involved, were unrelated to the Aastrom/TM/ CPS procedure. The Company may experience delays in patient accruals in its current pre-pivotal clinical trials or in future clinical trials, which could result in increased costs associated with the clinical trials or delays in receiving regulatory approvals and commercialization, if any. The results of preclinical studies and early clinical trials of the Company's product candidates may not necessarily be indicative of results that will be obtained from subsequent or more extensive clinical trials. Further, there can be no assurance that pre-pivotal or pivotal clinical trials of any of the Company's product candidates will demonstrate the safety, reliability and efficacy of such products, or of the cells produced in such products, to the extent necessary to obtain required regulatory approvals or market acceptance. There can be no assurance that, even after the expenditures of substantial time and financial resources, regulatory approval will be obtained for any products developed by the Company.

The Company currently arranges for the manufacture of its product candidates and their components, including certain cytokines, serum and media, with third parties, and expects to continue to do so for the foreseeable future. There can be no assurance that the Company's supply of such key cytokines, components and other materials will not become limited, be interrupted or become restricted to certain geographic regions. There can also be no assurance that the Company will be able to obtain alternative components and materials from other manufacturers of acceptable quality, or on terms or in quantities acceptable to the Company, if at all. Additionally, there can be no assurance that the Company will not require additional cytokines, components and other materials to manufacture, use or market its product candidates, or that necessary key components will be available for use by the Company in the markets where it intends to sell its products. In the event that any of the Company's key manufacturers or suppliers fail to perform their respective obligations or the Company's supply of such cytokines, components or other materials becomes limited or interrupted, the Company would not be able to market its product candidates on a timely and cost-competitive basis, if at all, which would have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the compounds used by the Company in its current stem cell expansion process involve the use of animal derived products. The availability of these compounds for clinical and commercial use may become limited by suppliers or restricted by regulatory authorities, which may impose a potential competitive disadvantage for the Company's products compared to competing products and procedures. There can be no assurance that the Company will not experience delays or disadvantages related to the future availability
of such materials.   In order for the Company to market its products in Europe, it must obtain a CE Mark from a Notified Body to certify that the Company and its operations comply with certain minimum quality standards and compliance procedures, or, alternatively, that its manufactured products meet a more limited set of requirements. There can be no assurance that the Company and its suppliers will be able to meet these minimum requirements, or, if met, that the Company and its suppliers will be able to maintain such compliance, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company has established a strategic alliance with Cobe for the worldwide distribution of the Aastrom/tm/ CPS for stem cell therapy. Cobe has the right to terminate its Distribution Agreement with the Company upon twelve months' notice if Cobe determines that commercialization of the Aastrom/tm/ CPS for stem cell therapy on or prior to December 31, 1998 is unlikely, or upon a change of control of the Company, other than to Cobe. There can be no assurance that Cobe will pursue the marketing and distribution of the Company's products, continue to perform its obligations under its agreements with the Company or that the Company's strategic alliance with Cobe will result in the successful commercialization and distribution of the Company's technologies and product candidates. There can also be no assurance that Cobe will be successful in its efforts to market and distribute the Company's products for stem cell therapy.

These business considerations, and others, are discussed in more detail and should be read in conjunction with the Business Risks and Risk Factors discussed in the Company's Annual Report on Form 10-K, as amended, and the Company's Registration Statement on Form S-1 (File No. 333-37439) declared effective in November 1997.

                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds


(b) On December 2, 1997, the Company issued 2,200,000 shares of its 5.5% Convertible Preferred Stock ("Preferred Stock") in a registered direct placement at a price of $5.00 per share.

     Dividends on the Preferred Stock are cumulative, accrue on a quarterly basis (on the last day of March, June, September and December of each year) at an annual rate of $.275 per share and are payable within 30 days of each accrual date. The payment of such dividends shall be senior in priority to dividends on the Common Stock and shall be on at least a pari passu basis with any other series of preferred stock of the Company. At the Company's option, the Company may pay dividends in either cash or shares of Common Stock, valued on the basis of the then current market price of such shares. In December 1997, the Company elected to issue 7,103 shares of Common Stock valued at approximately $47,000 in payment of this dividend. Such shares have not been issued pursuant to a registration statement.

     The Preferred Stock is convertible into Common Stock at the option of the holder, and each share of Preferred Stock will automatically convert into Common Stock if, at any time after December 2, 1999, the closing bid price of the Common Stock exceeds $10.00 per share for twenty consecutive trading days. The Preferred Stock will also automatically convert into Common Stock in the event that less than 500,000 shares of Preferred Stock remain outstanding or upon a merger in which the Company or its shareholders receive consideration of at least $10.00 per share and either the Company is not the surviving entity or the holders of the Company's voting securities before the transaction own less than 50% of the voting securities of the combined entity. Each share of Preferred Stock is convertible into one share of Common Stock, subject to adjustment for stock splits, dividends, reclassifications and similar events. In addition, with certain exceptions relating to issuances of securities under stock option or employee stock purchase plans, pursuant to existing contractual obligations, in connection with acquisitions of other companies or in connection with strategic alliances, the conversion price of the Preferred Stock is subject to adjustment, pursuant to a weighted average anti-dilution formula, in the event that the Company shall issue shares of Common Stock, or securities convertible into or exchangeable or exercisable for shares of Common Stock, or rights to acquire shares of Common Stock, for consideration of less than $5.00 per share of Common Stock. The holders of the Preferred Stock are entitled to a liquidation preference of $5.00 per share, plus accrued but unpaid dividends. The payment of such liquidation preference shall be senior in priority to any payment with respect to the Common Stock and shall be on at least a pari passu basis with any other series of preferred stock of the Company. There are no redemption or sinking fund provisions applicable to the Preferred Stock.

     The Preferred Stock is voted together with the Common Stock at any annual or special meeting of the shareholders of the Company, and each share of Preferred Stock has voting rights equal to the voting rights of that number of shares of Common Stock into which such share of Preferred Stock is then convertible. Except as required by law or in connection with any amendment to the liquidation preference or other rights of the Preferred Stock, the shares of Preferred Stock shall not vote as a separate class on any matter submitted for shareholder approval.

     The Board of Directors of the Company is authorized, without further shareholder approval, to issue up to an additional 2,800,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted or imposed upon any unissued shares of preferred stock and to fix the number of shares constituting any series and the designations of such series. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of Common Stock or could adversely affect the rights and powers, including voting rights, of the holders of the Common Stock. In certain circumstances, such issuance could have the effect of decreasing the market price of the Common Stock. The Company currently has no plans to issue any additional shares of preferred stock.

(d) The Company completed its initial public offering of securities pursuant to a Registration Statement (File No. 333-15415) that was declared effective on February 3, 1997. Through December 31, 1997, the net offering proceeds have been applied in the following approximate amounts to the following categories.

                                          Amount of direct
                                           or indirect
                                             payments
                                           to directors,
                                             officers,
                                          general partners
                                           or ten percent     Amount of
                                          shareholders or    payments to
                                            affiliates         others
                                         ------------------ --------------
     Construction of plant, buildings
       and facilities                    $             -     $          -
     Purchase and installation of
       machinery and equipment                         -                -
     Purchase of real estate                           -                -
     Acquisition of other business(es)                 -                -
     Repayment of indebtedness                         -          155,000
     Working capital and general
       corporate uses                             91,000        2,330,000
     Temporary investment                              -                -
     Product/clinical development                      -       10,329,000
     Research and development                          -        3,267,000
                                         ---------------     ------------
     Total                               $        91,000     $ 16,081,000
                                         ===============     ============

Item 4.  Submission of Matters to a Vote of Security Holders


      (a) The Annual Meeting of Shareholders of Aastrom Biosciences, Inc. was held on November 12, 1997.

      (c) At the 1997 Annual Meeting of Shareholders, votes were cast on matters submitted to the shareholders, as follows:

            In the election of two Class III Directors with three-year terms ending at the 2000 Annual Meeting of Shareholders.

                      NOMINEE               IN FAVOR      WITHHELD
                --------------------       ----------     --------
                R. Douglas Armstrong       12,290,979      17,405
                Horst R. Witzel            12,290,404      17,980

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


                                  AASTROM BIOSCIENCES, INC.



Date: February 5, 1998            /s/ R. Douglas Armstrong
                                  ------------------------
                                  R. Douglas Armstrong, Ph.D.
                                  President, Chief Executive Officer
                                  (Principal Executive Officer)

Date: February 5, 1998            /s/ Todd E. Simpson
                                  -------------------
                                  Todd E. Simpson
                                  Vice President, Finance and Administration,
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

  Exhibit No.                       Description of Document
--------------         --------------------------------------------------------
     3.1*              Restated Articles of Incorporation of the Company.

     3.2**             Bylaws of the Company.

     3.3***            Certificate of Designation of 5.5% Convertible Preferred
                       Stock.

     4.1**             Amended and Restated Investors' Rights Agreement dated
                       April 7, 1992.

     4.2*** Amendment to Amended and Restated Investors' Rights Agreement, dated April 22, 1997.

     10.1*** Strategic Planning Consulting Services and Collaboration Agreement, dated October 7, 1997, between the Company and Burrill & Company, LLC.

     10.2*** Employment Agreement, dated October 24, 1997, between the Company and Bruce W. Husel.

     10.3 5.5% Convertible Preferred Stock Purchase Agreement, dated November 25, 1997, between the Company and the purchasers set forth therein.

     27.1              Financial Data Schedule.

--------------
     * Incorporated by reference to the Coimpany's Report on Form 10-Q for the quarter ended December 31, 1996, as filed on March 7, 1997.

     ** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-15415), declared effective on February 3, 1997.

     *** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37439), declared effective on November 25, 1997.