Form 10-Q
period 1998-03-31
AASTROM BIOSCIENCES INC
filed 1998-05-07
CIK 887359

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998, OR
                                               --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________

Commission file number               0-22025
                       ------------------------------------------------------


                           AASTROM BIOSCIENCES, INC.
------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

               Michigan                                   94-3096597
----------------------------------------       -------------------------------
    (State or other jurisdiction of                    (I.R.S. employer
    incorporation or organization)                    identification no.)

       24 Frank Lloyd Wright Dr.
             P.O. Box 376
         Ann Arbor, Michigan                                 48106
----------------------------------------       -------------------------------
(Address of Principal Executive Offices)                   (Zip code)

                                (734) 930-5555
------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          [X] - Yes    [_] - No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


       COMMON STOCK, NO PAR VALUE               13,602,927
               (Class)                   Outstanding at May 5, 1998

                           AASTROM BIOSCIENCES, INC.

                         Quarterly Report on Form 10-Q
                                 March 31, 1998

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                                                                       Page
                                                                                                                     ----
          a)    Condensed Balance Sheets as of June 30, 1997 and March 31, 1998                                       3

          b)    Condensed Statements of Operations for the three and nine months ended March 31, 1997 and 1998        4
                and for the period from March 24, 1989 (Inception) to March 31, 1998

          c)    Condensed Statements of Cash Flows for the nine months ended March 31, 1997 and 1998 and for the      5
                period from March 24, 1989 (Inception) to March 31, 1998

          d)    Notes to Condensed Financial Statements                                                               6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                       9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                  *

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                          *
Item 2.   Changes in Securities and Use of Proceeds                                                                 16
Item 3.   Defaults Upon Senior Securities                                                                            *
Item 4.   Submission of Matters to a Vote of Security Holders                                                        *
Item 5.   Other Information                                                                                          *
Item 6.   Exhibits and Reports on Form 8-K                                                                          17

EXHIBIT INDEX                                                                                                       19



* No information is provided due to inapplicability of the item.

                         PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                            CONDENSED BALANCE SHEETS

                                                                                                     June 30,          March 31,
                                                                                                       1997              1998
                                                                                                   ------------       ------------
           ASSETS                                                                                                      (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                                                          $ 1,943,000        $ 2,671,000
 Short-term investments                                                                              15,064,000         12,763,000
 Receivables                                                                                            229,000            221,000
 Prepaid expenses                                                                                       126,000            190,000
                                                                                                   ------------       ------------
   Total current assets                                                                              17,362,000         15,845,000

PROPERTY, NET                                                                                         1,048,000            798,000
                                                                                                   ------------       ------------
      Total assets                                                                                  $18,410,000        $16,643,000
                                                                                                   ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                                             $  1,508,000       $  2,803,000
 Accrued employee expenses                                                                              130,000            157,000
 Current portion of capital lease obligations                                                           124,000             72,000
                                                                                                   ------------       ------------
   Total current liabilities                                                                          1,762,000          3,032,000

CAPITAL LEASE OBLIGATIONS                                                                                65,000             12,000

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value; shares authorized - 5,000,000; 2,200,000 issued and
 outstanding at March 31, 1998                                                                                -          9,930,000
Common Stock, no par value; shares authorized - 40,000,000; shares issued and outstanding -
 13,275,208 and 13,367,908, respectively                                                             58,073,000         58,243,000
Deficit accumulated during the development stage                                                    (41,313,000)       (54,900,000)
Stock purchase warrants                                                                                       -            322,000
Shareholder notes receivable                                                                           (167,000)                 -
Unrealized gains (losses) on investments                                                                (10,000)             4,000
                                                                                                   ------------       ------------
 Total shareholders' equity                                                                          16,583,000         13,599,000
                                                                                                   ------------       ------------
      Total liabilities and shareholders' equity                                                   $ 18,410,000       $ 16,643,000
                                                                                                   ============       ============





   The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Three months ended            Nine months ended        March 24, 1989
                                                 March 31,                     March 31,            (Inception) to
                                        --------------------------     -------------------------       March 31,
                                            1997           1998           1997           1998            1998
                                         ----------     ----------     ----------     ----------      ----------
REVENUES:
 Research and development agreements     $     9,000    $         -   $    204,000   $      3,000     $  2,020,000
 Grants                                       59,000         80,000        117,000        142,000        2,285,000
                                          ----------     ----------     ----------     ----------       ----------
   Total revenues                             68,000         80,000        321,000        145,000        4,305,000
                                          ----------     ----------     ----------     ----------       ----------

COSTS AND EXPENSES:
 Research and development                  4,253,000      4,966,000      9,963,000     11,997,000       50,429,000
 General and administrative                  465,000        722,000      1,356,000      2,218,000       11,260,000
                                          ----------     ----------     ----------     ----------       ----------
   Total costs and expenses                4,718,000      5,688,000     11,319,000     14,215,000       61,689,000
                                          ----------     ----------     ----------     ----------       ----------

LOSS FROM OPERATIONS                      (4,650,000)    (5,608,000)   (10,998,000)   (14,070,000)     (57,384,000)
                                          ----------     ----------     ----------     ----------       ----------

OTHER INCOME (EXPENSE):
 Interest income                             191,000        256,000        396,000        692,000        2,944,000
 Interest expense                             (7,000)        (3,000)       (26,000)       (10,000)        (261,000)
                                          ----------     ----------     ----------     ----------       ----------
   Other income                              184,000        253,000        370,000        682,000        2,683,000
                                          ----------     ----------     ----------     ----------       ----------

NET LOSS                                 $(4,466,000)   $(5,355,000)  $(10,628,000)  $(13,388,000)    $(54,701,000)
                                         ===========    ===========   ============   ============     ============

COMPUTATION OF NET LOSS APPLICABLE TO COMMON SHARES:

Net loss                                                       $(4,466,000)       $(5,355,000)      $(10,628,000)     $(13,388,000)
 Dividends on Preferred Stock                                            -           (152,000)                 -          (199,000)
 Charge related to issuance of Preferred Stock                           -                  -                  -        (3,439,000)
                                                               -----------         ----------         ----------      ------------
Net loss applicable to Common Shares                           $(4,466,000)       $(5,507,000)      $(10,628,000)     $(17,026,000)
                                                               ===========         ==========         ==========      ============
NET LOSS PER COMMON SHARE (Basic and Diluted)                  $      (.38)       $      (.41)      $      (1.01)     $      (1.28)
                                                               ===========         ==========         ==========      ============
Weighted average number of common and common equivalent
 shares outstanding                                             11,804,000         13,306,000         10,549,000        13,284,000
                                                               ===========         ==========         ==========      ============



   The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Nine months ended         March 24, 1989
                                                                                                March 31,            (Inception) to
                                                                                      ----------------------------      March 31,
                                                                                          1997           1998             1998
                                                                                      ------------    ------------     ------------
OPERATING ACTIVITIES:
 Net loss                                                                             $(10,628,000)   $(13,388,000)    $(54,701,000)

 Adjustments to reconcile net loss to net cash used for operating activities:
  Depreciation and amortization                                                            417,000         434,000        2,265,000
  Loss on property held for resale                                                               -               -          110,000
  Amortization of discounts and premiums on investments                                    (28,000)       (132,000)        (335,000)

  Stock compensation expense                                                                97,000         372,000          502,000
  Changes in assets and liabilities:
   Receivables                                                                            (168,000)        (30,000)        (259,000)
   Prepaid expenses                                                                        328,000         (64,000)        (190,000)
   Accounts payable and accrued expenses                                                 1,200,000       1,295,000        2,803,000
   Accrued employee expenses                                                                19,000          27,000          157,000
   Deferred revenue                                                                       (118,000)              -                -
                                                                                      ------------    ------------     ------------
 Net cash used for operating activities                                                 (8,881,000)    (11,486,000)     (49,648,000)

                                                                                      ------------    ------------     ------------

INVESTING ACTIVITIES:
 Organizational costs                                                                            -               -          (73,000)
 Purchase of short-term investments                                                    (17,989,000)    (10,353,000)     (41,491,000)
 Maturities of short-term investments                                                    1,200,000      12,800,000       29,067,000
 Capital purchases                                                                        (326,000)       (184,000)      (2,326,000)
 Proceeds from sale of property held for resale                                                  -               -          400,000
                                                                                      ------------    ------------     ------------
 Net cash provided by (used for) investing activities                                  (17,115,000)      2,263,000      (14,423,000)
                                                                                      ------------    ------------     ------------

FINANCING ACTIVITIES:
 Issuance of Preferred Stock                                                                     -       9,930,000       44,148,000
 Issuance of Common Stock                                                               19,904,000         126,000       20,153,000
 Payments received for stock purchase rights                                                     -               -        3,500,000
 Payments received under shareholder notes                                                       -               -           31,000
 Principal payments under capital lease obligations                                       (181,000)       (105,000)      (1,090,000)
                                                                                      ------------    ------------     ------------
 Net cash provided by financing activities                                              19,723,000       9,951,000       66,742,000
                                                                                      ------------    ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (6,273,000)        728,000        2,671,000

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                    10,967,000       1,943,000                -
                                                                                      ------------    ------------     ------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                                        $  4,694,000    $  2,671,000     $  2,671,000
                                                                                      ============    ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                                        $     26,000    $     10,000     $    261,000
 Additions to capital lease obligations                                                          -               -        1,174,000


   The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. ORGANIZATION

   Aastrom Biosciences, Inc. (the "Company") was incorporated in March 1989 ("Inception") under the name Ann Arbor Stromal, Inc. The Company changed its name in 1991 concurrent with the commencement of employee-based operations. The Company is in the development stage with its principal business activities being research and product development, conducted principally on its own behalf, but also in connection with various collaborative research and development agreements with others, involving the development of processes and instrumentation for the ex vivo production of human stem cells and their progeny, and hematopoietic and other tissues. Successful future operations are subject to several technical and business risks, including satisfactory product development and obtaining regulatory approval and market acceptance of its products.

2. BASIS OF PRESENTATION

   The condensed financial statements included herein have been prepared by the Company without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year or for any other period.

   These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended and filed with the Securities and Exchange Commission.

3. SALE OF PREFERRED STOCK

   On December 2, 1997, the Company completed a directed placement of 2,200,000 shares of its 5.5% Convertible Preferred Stock (Preferred Stock) at a price of $5.00 per share. Proceeds from the offering, net of placement agent commissions and expenses, were approximately $9,930,000. Each share of Preferred Stock is convertible into one share of Common Stock, subject to certain anti-dilution adjustments, and is convertible at the option of the holder at any time. The Preferred Stock will automatically convert into Common Stock if at any time after December 2, 1999, the price of the Company's Common Stock is greater than $10 per share for 20 consecutive trading days, or upon the occurrence of certain other events. The Preferred

   Stock accrues a dividend at an annual rate of 5.5%, which is declared and paid by the Company on a quarterly basis, and has a liquidation preference of $5 per share, plus accrued but unpaid dividends. The Company has the option to pay dividends on the Preferred Stock in the form of a cash payment or by the issuance of shares of Common Stock. If the Company elects to pay the dividend in Common Stock, such shares are valued at an average daily trading price of the Common Stock prior to the quarterly record date. In March 1998, the Company elected to issue 28,947 shares of Common Stock valued at approximately $152,000 in payment of the quarterly dividend payable as of March 31, 1998.

4. NET LOSS PER COMMON SHARE

   Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. Due to the automatic conversion of all previously outstanding preferred stock into Common Stock upon the completion of the initial public offering, such preferred stock is assumed to have been converted into Common Stock at the time of issuance.

   The computations of net loss per common share for the three-month and nine-month periods ended March 31, 1998 include an adjustment for dividends paid on the Preferred Stock. The computation of net loss per common share for the nine-month period ended March 31, 1998 also reflects a one-time charge of $3,439,000 related to the sale of the Preferred Stock in December 1997. The one-time charge and dividends affect only the computation of net loss per common share and are not included in the computation of net loss for the periods.

   During March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which amended the standards for computing earnings per share previously set forth in Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15"). SFAS 128, which was adopted by the Company for all periods ending on or after December 31, 1997, did not have a material effect on the computation of the Company's historical net loss per common share amounts.
   In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98"), which modifies the methods used in computing net loss per common share as previously set forth in SFAS 128. As set forth in SAB 98, the Company has retroactively applied SAB 98 for all periods presented in the accompanying financial statements. Application of SAB 98 did not have a material effect on amounts as previously reported.

5.  RECENT PRONOUNCEMENT

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which sets forth additional requirements for companies to report in the financial statements Comprehensive Income in addition to Net Income. Upon adoption of SFAS 130, the Company will present comprehensive income in its financial statements for earlier periods. The Company currently expects that adopting SFAS 130 for its previously issued financial statements will primarily affect the treatment of dividends and the one-time charge associated with the sale of the Preferred Stock. The Company will adopt SFAS 130 during its fiscal year ending June 30, 1999, and has not yet determined the manner in which comprehensive income will be presented.

6.  SUBSEQUENT EVENT

   In April 1998, the Company and Immunex amended the License and Supply Agreement (the "Agreement"), entered into in March 1996, to provide for the issuance of $1,100,000 in Common Stock by the Company as payment for the $1,000,000 renewal fee due in March 1998 under the Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since its inception in March 1989 ("Inception"), Aastrom Biosciences, Inc. (the "Company") has been in the development stage and engaged in research and product development, conducted principally on its own behalf, but also in connection with various collaborative research and development agreements with others. The Company does not expect to generate positive cash flows from operations until product sales commence, and until such time the Company expects that its revenue sources will continue to be limited to grant revenue, research funding and milestone payments and licensing fees from potential future corporate collaborators. The timing and amount of such future cash payments and revenues, if any, will be subject to significant fluctuations, based in part on the success of the Company's research activities, the receipt of necessary regulatory approvals, the timing of the achievement of certain other milestones and the extent to which associated costs are reimbursed under grant or other arrangements. Certain of the Company's revenues from product sales, if any, will be subject to the Company's obligation to make aggregate royalty payments of up to 5% to certain licensors of its technology. Further, under the Company's Distribution Agreement with Cobe BCT, Inc. (collectively with Cobe Laboratories, Inc., "Cobe"), Cobe is to perform marketing and distribution activities in exchange for approximately 38% to 42% of the Company's product sales in the area of stem cell therapy, subject to certain negotiated discounts and volume-based adjustments. Research and development expenses may fluctuate due to the timing of expenditures for the varying stages of the Company's research and clinical development programs. Research and development expenses will increase as product development programs and applications of the Company's products progress through research and development stages and the Company expects these expenses to continue to increase until these programs are completed. Under the Company's License and Supply Agreement entered into in March 1996 with Immunex (the "Agreement"), annual renewal fees of $1,000,000 are payable in March of each of the next two years. In April 1998, the Company and Immunex amended the Agreement to provide for the issuance of $1,100,000 in Common Stock by the Company as payment for the $1,000,000 renewal fee due in March 1998 under the Agreement. Under the Company's Distribution Agreement with Cobe, regulatory approval activities for the Company's products for stem cell therapies outside of the United States will be conducted, and paid for, by Cobe. As a result of these and other factors, the Company's results of operations have fluctuated and are expected to continue to fluctuate significantly from year to year and from quarter to quarter and therefore may not be comparable to or indicative of the results of operations for any future periods.

Over the past several years, the Company's net loss has primarily increased, consistent with the growth in the Company's scope and size of operations. In the near term, the Company plans additional moderate growth in employee headcount necessary to address increasing requirements in the areas of product development, research, clinical and regulatory affairs, quality systems and administration. Assuming capital is available to finance such growth, the Company's operating expenses are expected to continue to increase as a result. At least until such time as the Company enters into arrangements providing research and development funding or initiates product sales, the net loss is expected to continue to increase as well. The Company has never been profitable and does not anticipate having net income for at least the next several years. Through March 31, 1998, the Company had an accumulated deficit of $54,900,000. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed under this caption, as well as those discussed under the caption "Business Risks" in the Company's Annual Report on Form 10-K, as amended, and under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-37439) declared effective in November 1997.

RESULTS OF OPERATIONS

Three and nine months ended March 31, 1998 and 1997

Revenues for the quarter ended March 31, 1998, consisting of grant funding, increased to $80,000 from $68,000 for the same period in 1997. Revenues for the nine months ended March 31, 1998 decreased to $145,000 compared to $321,000 for the same period in 1997, reflecting the completion of a research collaboration in September 1996. Grant revenues increased for the periods ending in 1998, reflecting the timing of grant awards and related research activities, to the extent that such associated costs are reimbursed under the grants.

Costs and expenses increased to $5,688,000 for the quarter ended March 31, 1998 from $4,718,000 for the same period in 1997, and increased to $14,215,000 for the nine months ended March 31, 1998 compared to $11,319,000 for the same period ending in 1997. The increases in costs and expenses for the periods ending in 1998 were principally the result of an increase in research and development expense to $4,966,000 and $11,997,000 for the quarter and nine months ended March 31, 1998, respectively, from $4,253,000 and $9,963,000 for the same periods ending in 1997. These increases relate primarily to increased development activities for the Aastrom Cell Production System (CPS). General and administrative expenses increased to $722,000 and $2,218,000 for the quarter and nine months ended March 31, 1998, respectively, from $465,000 and $1,356,000 for the same periods ending in 1997, reflecting increased activities associated with the Company's efforts to develop additional business opportunities for the Aastrom/TM/ CPS in other emerging cell therapies and other administrative costs in support of the Company's increasing product development and research activities.

Interest income was $256,000 for the quarter ended March 31, 1998, compared to $191,000 for the same period in 1997, and was $692,000 for the nine months ended March 31, 1998, compared to $396,000 for the same period ending in 1997. These changes primarily reflect an overall increase in the levels of cash, cash equivalents and short-term investments during the periods.

The net loss for the quarter ended March 31, 1998 was $5,355,000, or $.41 per common share, compared to a net loss of $4,466,000, or $.38 per common share, for the same period in 1997. The net loss for the nine months ended March 31, 1998 was $13,388,000, or $1.28 per common share compared, to $10,628,000, or $1.01 per common share, for the same period ending in 1997. The computations of net loss per common share for the periods ended March 31, 1998 include an adjustment for dividends paid on the Preferred Stock. In addition, the net loss per common share for the nine months ended March 31, 1998 reflects a one-time charge of $3,439,000 related to the sale of the Preferred Stock. The one-time charge and dividends affect only the computation of net loss per common share and are not included in the net loss for the periods.

In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98"), which modifies the methods used in computing net loss per common share as previously set forth in Statement of Financial Accounting Standards No. 128 ("Earnings per Share"). As set forth in SAB 98, the Company has retroactively applied SAB 98 for all periods presented in the accompanying financial statements. Application of SAB 98 did not have a material effect on amounts as previously reported.

Liquidity and capital resources

The Company has financed its operations since Inception primarily through public and private sales of its equity securities, which from Inception through March 31, 1998, have totaled approximately $68,173,000 and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have historically allowed the Company to maintain adequate levels of cash and other liquid investments.

The Company's combined cash, cash equivalents and short-term investments totaled $15,434,000 at March 31, 1998, a decrease of $1,573,000 from June 30, 1997. In
December 1997, the Company completed the sale of 2,200,000 shares of 5.5% Convertible Preferred Stock that generated net proceeds to the Company of approximately $9,930,000. The primary uses of cash, cash equivalents and short-term investments during the nine months ended March 31, 1998, included $11,354,000 to finance the Company's operations and working capital requirements, $184,000 in capital equipment additions and $105,000 in scheduled debt payments. The Company plans to continue its policy of investing excess funds in short-term, investment-grade, interest-bearing instruments.

The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations until commercialization of its products, due to the expected increase in spending for research and development programs and the expected cost of commercializing product candidates. The Company intends to seek additional funding through research and development agreements with suitable corporate collaborators, grants and through public or private financing transactions. The Company expects that its primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of its debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect the Company's ability to raise additional funding, including, but not limited to, market volatility of the Company's stock and economic conditions affecting the public markets generally or some portion, or all, of the technology sector. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs, which may have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN BUSINESS CONSIDERATIONS

Commercialization of the Company's technology and product candidates, including its lead product candidate, the Aastrom CPS, will require substantial additional research and development by the Company as well as substantial clinical trials. There can be no assurance that the Company will successfully complete development of the Aastrom CPS or its other product candidates, or successfully market its technologies or product candidates, which lack of success would have a material adverse effect on the Company's business, financial condition and results of operations. The Company or its collaborators may encounter problems or delays relating to research and development, market development, clinical trials, regulatory approval and intellectual property rights of the Company's technologies and product candidates. The Company's initial product development efforts are primarily directed toward obtaining regulatory approval to market the Aastrom CPS as an alternative to currently used stem cell collection methods. These existing stem cell collection methods have been widely practiced for a number of years, and there can be no assurance that any of the Company's technologies or product candidates will be accepted by the marketplace as readily as these or other competing processes and methodologies, or at all. The Company also plans to pursue through strategic relationships, clinical applications of the Aastrom CPS into emerging cell therapies being developed by others. There can be no assurance that such strategic relationships, if established, will successfully lead to commercial applications of the Aastrom/TM/ CPS.

The approval of the United States Food and Drug Administration (the "FDA") will be required before any commercial sales of the Company's product candidates for stem cell therapy may commence in the United States, and approvals from foreign regulatory authorities will be required before international sales may commence. The Company is currently conducting pre-pivotal clinical trials to demonstrate the safety and biological activity of patient-derived cells or umbilical cord blood cells produced in the Aastrom CPS in a limited number of patients. If the results from these pre-pivotal trials are successful, the Company intends to seek clearance from the FDA to commence one or more pivotal clinical trials.
The patients enrolled in these pre-pivotal trials and future trials will have undergone extensive chemotherapy or radiation therapy treatments prior to infusion of cells produced in the Aastrom CPS. Such treatments will have substantially weakened these patients and may have irreparably damaged their hematopoietic systems. Due to these and other factors, it is possible that these patients may die or suffer severe complications during the course of the current pre-pivotal trials or future trials. For example, in the trials to date, patients who have been in the transplant recovery process have died from complications related to the patient's clinical condition that, according to the physicians involved, were unrelated to the Aastrom CPS procedure. The Company may experience delays in patient accruals in its current pre-pivotal clinical trials or in future clinical trials, which could result in increased costs associated with the clinical trials or delays in receiving regulatory approvals and commercialization, if any. The results of preclinical studies and early clinical trials of the Company's product candidates may not necessarily be indicative of results that will be obtained from subsequent or more extensive clinical trials. Further, there can be no assurance that pre-pivotal or pivotal clinical trials of any of the Company's product candidates will demonstrate the safety, reliability and efficacy of such products, or of the cells produced in such products, to the extent necessary to obtain required regulatory approvals or market acceptance. There can be no assurance that, even after the expenditures of substantial time and financial resources, regulatory approval will be obtained for any products developed by the Company.

The Company currently arranges for the manufacture of its product candidates and their components, including certain cytokines, serum and media, with third parties, and expects to continue to do so for the foreseeable future. There can be no assurance that the Company's supply of such key cytokines, components, product candidates and other materials will not become limited, be interrupted or become restricted to certain geographic regions. There can also be no assurance that the Company will be able to obtain alternative components and materials from other manufacturers of acceptable quality, or on terms or in quantities acceptable to the Company, if at all. Additionally, there can be no assurance that the Company will not require additional cytokines, components and other materials to manufacture, use or market its product candidates, or that necessary key components will be available for use by the Company in the markets where it intends to sell its products. In the event that any of the Company's key manufacturers or suppliers fail to perform their respective obligations or the Company's supply of such cytokines, components or other materials becomes limited or interrupted, the Company would not be able to market its product candidates on a timely and cost-competitive basis, if at all, which would have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the compounds used by the Company in its current stem cell expansion process involve the use of animal derived products. The availability of these compounds for clinical and commercial use may become limited by suppliers or restricted by regulatory authorities, which may impose a potential competitive disadvantage for the Company's products compared to competing products and procedures. There can be no assurance that the Company will not experience delays or disadvantages related to the future availability
of such materials.   In order for the Company to market its products in Europe, it must obtain a CE Mark from a Notified Body to certify that the Company and its operations comply with certain minimum quality standards and compliance procedures, or, alternatively, that its manufactured products meet a more limited set of requirements. Additionally, the Company may be required to comply with certain country-specific regulations in order to market its products. There can be no assurance that the Company and its suppliers will be able to meet these minimum requirements, or, if met, that the Company and its suppliers will be able to maintain such compliance, such inability to maintain these requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is a development stage company and there can be no assurance that its product candidates for cell therapy will be successful. The Company has not yet completed the development and clinical trials of any of its product candidates and, accordingly, has not yet begun to generate revenues from the commercialization of any of its product candidates. The Company expects to incur significant and increasing operating losses until commercialization of its product candidates, primarily owing to the expansion of its research and development programs, including preclinical studies and clinical trials. The development of the Company's products will require the Company to raise substantial additional funds or to seek collaborative partners, or both, to finance related research and development activities. Because of the Company's potential long-term funding requirements, it may attempt to access the public or private equity markets if and whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to the Company on reasonable terms, or at all. Several factors will affect the Company's ability to raise necessary additional funding, including market volatility of the Company's stock and economic conditions affecting the public markets generally or some portion or all of the technology sector. If adequate funds are not available, the Company may be required to delay or terminate research and development programs, curtail capital expenditures, and reduce business development and other operating activities.

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

These business considerations, and others, are discussed in more detail and should be read in conjunction with the Business Risks and Risk Factors discussed in the Company's Annual Report on Form 10-K, as amended, and in the Company's Registration Statement on Form S-1 (File No. 333-37439) declared effective in November 1997.

                          PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds


(c) On December 2, 1997, the Company issued 2,200,000 shares of its 5.5% Convertible Preferred Stock ("Preferred Stock") in a registered direct placement at a price of $5.00 per share.

    Dividends on the Preferred Stock are cumulative, accrue on a quarterly basis (on the last day of March, June, September and December of each year) at an annual rate of $.275 per share and are payable within 30 days of each accrual date. The payment of such dividends is senior in priority to dividends on the Common Stock and must be on at least a pari passu basis with any other series of preferred stock of the Company. At the Company's option, the Company may pay dividends in either cash or shares of Common Stock, valued on the basis of the then current market price of such shares. In March 1998, the Company issued 28,947 shares of Common Stock valued at approximately $152,000 in payment of the quarterly dividend declared as of March 31, 1998. Such shares were issued to the holders of the Preferred Stock pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof.


(d) The Company completed its initial public offering of securities pursuant to a registration statement (File No. 333-15415) that was declared effective on February 3, 1997. The net offering proceeds have been applied in the following approximate amounts to the following categories.


                                                      Amount of direct or
                                                       indirect payments
                                                     to directors, officers,
                                                        general partners
                                                         or ten percent         Amount of
                                                        shareholders or        payments to
                                                            affiliates            others
                                                      --------------------     -------------
Construction of plant, buildings and  facilities                $      -       $          -
Purchase and installation of machinery and equipment                   -                  -
Purchase of real estate                                                -                  -
Acquisition of other business(es)                                      -                  -
Repayment of indebtedness                                              -            173,000
Working capital and general corporate uses                       113,000          2,907,000
Temporary investment                                                   -                  -
Product/clinical development                                           -         11,921,000
Research and development                                               -          4,771,000
                                                         ---------------       ------------
Total                                                           $113,000        $19,772,000
                                                         ===============       ============

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


                                   AASTROM BIOSCIENCES, INC.


Date: May 6, 1998                  /s/ R. Douglas Armstrong
                                   --------------------------------------
                                   R. Douglas Armstrong, Ph.D.
                                   President, Chief Executive Officer
                                   (Principal Executive Officer)

Date: May 6, 1998                  /s/ Todd E. Simpson
                                   --------------------------------------
                                   Todd E. Simpson
                                   Vice President, Finance and Administration,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


    Exhibit No.                                   Description of Document
-------------------     -----------------------------------------------------------------------------------
        3.1*            Restated Articles of Incorporation of the Company.

        3.2             Bylaws of the Company.

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