Form 10-K
period 1998-06-30
AASTROM BIOSCIENCES INC
filed 1998-09-29
CIK 887359

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998

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

                          24 Frank Lloyd Wright Drive
                                 P.O. Box 376
                             Ann Arbor, MI  48106
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (734) 930-5555

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

The approximate aggregate market value of the registrant's Common Stock, no par value ("Common Stock"), held by non-affiliates of the registrant (based on the closing sales price of the Common Stock as reported on the Nasdaq National Market) on September 23, 1998 was $2.00. Excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding shares of Common Stock, since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 18, 1998, 13,694,429 shares of Common Stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                               FORM 10-K REFERENCE
--------                                                               -------------------
Proxy Statement for the Annual Meeting of Shareholders
scheduled for November 11, 1998                                 Items 10, 11, 12 and 13 of Part III

Annual Report to Shareholders for fiscal year ended 1998        Items 5, 6, 7, 7A, 8, 9 and 14(a) of Part II

                           AASTROM BIOSCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                           AASTROM BIOSCIENCES, INC.

                          ANNUAL REPORT ON FORM 10-K


                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
PART I......................................................................   4

     Item 1.   BUSINESS.....................................................   4
     Item 2.   PROPERTIES...................................................  23
     Item 3.   LEGAL PROCEEDINGS............................................  23
     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  23

PART II.....................................................................  23

     Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS..........................................  23
     Item 6.   SELECTED FINANCIAL DATA......................................  23
     Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..........................  23
     Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...  23
     Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................  34
     Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE..........................  34

PART III....................................................................  34

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........  34
     Item 11.  EXECUTIVE COMPENSATION.......................................  34
     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT...................................................  34
     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  34

PART IV.....................................................................  35

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K..................................................  35

SIGNATURES..................................................................  37

EXHIBIT INDEX...............................................................  38

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


                                    PART I

ITEM 1.   BUSINESS

OVERVIEW

  Aastrom Biosciences, Inc. ("Aastrom" or the "Company") is developing automated cell therapy systems designed to enable therapeutic procedures using living cells for therapeutic procedures or for the restoration of normal tissues in patients treated for cancer and other diseases. The AastromReplicell/(TM)/ Cell Production System (the "AastromReplicell/(TM)/ System"), the Company's lead product, is currently in multi-site U.S. clinical trials for the production of either bone marrow or umbilical cord blood cells to mitigate the toxicity of aggressive chemotherapy used to treat cancer and other diseases. The AastromReplicell/(TM)/ System is designed to place patient-specific cell production capability directly in patient treatment centers and to enable physicians to access cells for therapy just as they do with traditional pharmaceuticals. Improved, cost effective, access to cells should expand the use of current cell therapies as well as increase the breadth of new disease treatments with cells. The AastromReplicell/(TM)/ System is designed as a family of products keyed by a multi-use instrumentation platform that operates single-use therapy-specific kits tailored for each patient application.

  In 1993, the Company entered into a global marketing alliance with COBE BCT for worldwide marketing of the AastromReplicell/(TM)/ System for stem cell therapy. COBE BCT is a leader in the manufacture, sale and customer support of blood cell processing equipment, including transfusion medicine, therapeutic apheresis and stem cell therapy.

  The Company believes that the AastromReplicell/(TM)/ System can be modified to produce a wide variety of other cell types for selected emerging therapies being developed by other companies and institutions. The Company intends to develop additional strategic collaborations for the development of the AastromReplicell/(TM)/ System in certain of these other cell therapy market segments. In ex vivo gene therapy, the Company is also developing the Aastrom Gene Loader, which is being designed to address the production of gene-modified cells.

CELL THERAPY

  Cell therapy is the transplantation use of living cells in the treatment of medical disorders. These cells can either be used in conjunction with, or as a replacement to, traditional pharmaceuticals. Cell therapy has been used for many years, beginning with simple, but very effective, blood and platelet transfusion. More recently, cell therapies have expanded to include specialized procedures including bone marrow, or stem cell transplants. In this procedure, stem cells are transplanted into patients to restore blood and immune system function that is damaged or destroyed by aggressive chemotherapy used to treat the cancer. This form of cell therapy, as with a number of emerging new therapies, have been hastened by a number of limitations involving the access to the cells necessary for transplantation.

  To date, cell therapies have involved the collection of large amounts of cells from the patient, or from a matched donor and subsequently re-infused. This approach is time consuming, expensive and quite invasive to the patient. An alternative to the collection of large quantities of cells for these therapies is to grow the cells in culture. However, this approach has been hampered by a number of technical difficulties and a requirement to comply with stringent regulatory standards, which have limited the widespread practice of ex vivo cell production.

  The success of cellular therapy is based, in part, on the need for care providers to be able to access therapeutic quantities of biologically active cells necessary for patient treatment. The AastromReplicell/(TM)/ System is being developed to fill this current and growing need in cell therapy.

  In ex vivo gene therapy, genes are introduced into target cells in order to selectively correct or modulate disease conditions, or to modify cells for production of a therapeutic protein. The Company believes that the successful practice of ex vivo gene therapy will require the development of processes and products for the reliable, high-efficiency transfer of genes into cells and a means to produce the necessary dose of the genetically modified cells under current Good Manufacturing Practices ("cGMP").

Stem Cell Therapy

  Stem cell therapy is used to treat cancer patients who undergo chemotherapy or radiation therapy at dose levels that are toxic to the hematopoietic system, which is comprised of the bone marrow and the cells of the blood and immune systems. The objective of stem cell therapy is to restore the hematopoietic system via the infusion and subsequent engraftment of healthy cells to replace bone marrow and result in the rapid recovery of neutrophils and platelets that have been destroyed by chemotherapy and radiation therapy. Stem cell therapy reduces the risk of life-threatening infections and therapy bleeding episodes following cancer treatments. In order to treat many cancers, high intensity chemotherapy or radiation therapy is often required, which may substantially destroy ("myeloablation") or partially destroy ("myelosuppression") the patient's hematopoietic system.

  Cells required for effective stem cell therapy include stem cells, to replenish depleted bone marrow and provide a long-term ongoing source of the multilineage progenitor cells of the blood and immune systems, and early and late stage hematopoietic progenitor cells, to provide for rapid neutrophil and platelet recoveries. Stromal accessory cells are believed to further augment the growth of bone marrow. In the adult, all of these cell types originate in the bone marrow. For traditional stem cell transplant procedures, these cells are currently collected from the donor or patient directly through multiple syringe aspirations under anesthesia, known as bone marrow collection, or through blood apheresis following treatment with drugs which cause cells to be released or mobilized from the bone marrow into the blood. This latter technique is known as a peripheral blood stem cell ("PBSC") collection. The blood cells found in the umbilical cord of newborn infants include cells effective for stem cell therapy. This source of cells is being explored by physicians as a significant new development in stem cell therapy, but is currently limited by difficulties in obtaining sufficient quantities of these cells and by prolonged engraftment times for the cells once transplanted into the patient. See "--Current Stem Cell Collection Methods."

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

  STEM CELL THERAPY MARKET OPPORTUNITY

  Stem cell therapy is a widely used medical procedure used in the treatment of cancer patients. It is estimated that over 50,000 stem cell transplant procedures are performed annually. Stem cell therapy, in the form of bone marrow transplantation, was originally used in patients who had received treatment for blood and bone marrow cancers such as leukemia, and genetic diseases of the blood. However, because stem cell therapy has been shown to promote the rapid recovery of hematopoietic function, it is now being increasingly used to enable patients with other forms of cancer to receive high dose or multicycle chemotherapy and radiation treatments. These high-intensity therapies are believed to have a greater probability of eradicating dose-sensitive cancers but, because of their hematopoietic toxicity, cannot generally be given without stem cell therapy. As a result, some patients are treated with lower and less effective doses, and fewer cycles of therapy than might otherwise be used.

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

  CURRENT STEM CELL COLLECTION METHODS

  Currently, the bone marrow-derived cells required for stem cell therapy are collected primarily either through the bone marrow harvest method or the PBSC collection method.

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

  PBSC MOBILIZATION AND COLLECTION

  PBSC mobilization is a technique in which bone marrow-derived cells are harvested from a patient's or donor's circulating blood, rather than from bone marrow. In a PBSC mobilization procedure, the patient receives multiple injections of growth factors or cytotoxic drugs, or both, over the course of a week or more, which cause stem and progenitor cells resident in the bone marrow to mobilize into the circulating blood. The mobilized cells are then collected by connecting the patient to a blood apheresis device, often times through the placement of a catheter which draws and returns large volumes of the patient's or donor's blood in order to selectively remove the therapeutic volume of stem and progenitor cells. Each collection procedure typically lasts for two to six hours and is typically repeated on two to five consecutive days, however, procedure time has decreased and is expected to continue to decrease as the procedure is further optimized. Specialized laboratory testing over the period of mobilization and cell harvesting is necessary to determine that a sufficient quantity of desired cells has been collected, adding to the cost of the procedure. The PBSC process has become the predominant procedure in autologous stem cell therapy.

  UMBILICAL CORD BLOOD

  Umbilical Cord Blood ("UCB"), which is collected directly from the umbilical cord of newborn infants, without pain or risk to the infant or the mother, is emerging as a new source of cells for stem cell therapy. UCB has been reported to have stem cell concentrations that are much higher than that typically obtained from traditional bone marrow and PBSC collection methods. After collection, UCB is typically frozen for later use in a stem cell therapy procedure. Storage of UCB samples involves small volumes of cells, compared to typical bone marrow or PBSC storage. Accordingly, the costs of collection and storage of UCB cells are comparatively low. UCB may provide a "tumor-free," source of cells making it a preferred source of cells for many current stem cell therapy procedures in metastatic cancer patients. Before UCB can becom e a major supply source for stem cell therapy, a coordinated UCB banking system must emerge. In this regard, several UCB banking institutions have been established to date, and the group is growing in both number and size. The establishment of these UCB banking institutions is an initial step which may lead to a coordinated UCB banking system.

  PROCEDURE CONSIDERATIONS

  Although stem cell therapy is being utilized to treat more patients for a broader range of diseases, its availability continues to be limited by the high costs of procuring cells, the invasive nature of traditional cell procurement techniques, and by the technical difficulties related to those collection procedures. The Company believes that current charges for typical stem cell collection procedures through bone marrow harvest or PBSC collection ranges from $10,000 to $20,000 with considerable variability between institutions.

  Overall costs of stem cell therapy include the costs of the cell collection and infusion procedures, and the costs associated with supporting the patient during post-transplant recovery. Post-transplant costs include hospitalization time, antibiotic support, management of adverse reactions to the large volume cell infusions, and infusions of platelets and red blood cells. Any new stem cell therapy process will generally need to provide similar recovery endpoints to be competitive with the current procedures. In this regard, PBSC procedures have gained popularity compared with bone marrow harvests because the number of platelet transfusions is reduced for some patients.

  While UCB is a promissory new source of cells for transplantation, certain disadvantages exits including the relatively low number of available cells which may contribute to prolonged engraftment times for the cells once transplanted into the patient. Unlike bone marrow or PBSC harvest, where the collection of more cells to meet a particular treatment is typically achievable, the number of cells available from a UCB donor is limited. This problem is exacerbated by the required cryopreservation of the cells, which causes significant cell loss. The resultant low cell number is believed to be responsible for the longer hematopoietic recovery times observed with UCB transplants, as compared with bone marrow or PBSC transplants. Further, because of the low cell number, UCB transplants are typically restricted to small patients. Therefore, increasing the number of therapeutic cells from a UCB sample may facilitate the more widespread use of UCB transplants. Aastrom believes that providing the transplant site with the capability to carry out the UCB cell expansion will be a major factor in the increased use of UCB for stem cell therapy and a significant business opportunity.

  Products to implement a cell isolation method known as CD34 selection have been developed by other companies in conjunction with bone marrow harvest and PBSC collections. CD34 selection is a process designed to isolate specific types of cells in order to decrease storage and infusion problems associated with the large volume of fluids collected in bone marrow or multiple apheresis procedures and to assist in depleting contaminating tumor cells from the transplant cells collected. CD34 selection is used after the initial collection of stem and progenitor cells and, therefore, increases the difficulties or costs associated with the basic cell collection procedures. CD34 selection is also used to assist in depleting tumor cells from the transplant cells collected.


AASTROM TECHNOLOGY

  Aastrom is developing product and proprietary process technologies that are pioneering the ex vivo production of human stem and progenitor cells. The Company's initial product candidate, the AastromReplicell/(TM)/ System utilizes the Company's process technology and is designed to enable the ex vivo production of human stem and progenitor cells as an alternative to bone marrow harvest and PBSC mobilization methods and to enhance the clinical utility of UCB cells. The initial application of the AastromReplicell/(TM)/ System is the production of cells for stem cell therapy. However, once established for use in stem cell therapy, the Company plans to leverage the cell production capabilities of the AastromReplicell/(TM)/ System across multiple cell therapy opportunities as they develop. As these emerging cell therapies are developed, Aastrom intends to develop and introduce new therapy kits through collaborative relationships with others directed toward the treatment of cancer, infectious diseases, auto-immune diseases and in the restoration of solid tissues.

  CORE TECHNOLOGIES

  Stem Cell Growth Process

  Aastrom has developed proprietary processes and patented technologies for ex vivo production of therapeutic stem and progenitor cells as well as other key cells found in human bone marrow. The Company's proprietary process entails the placement of a stem cell mixture in a culture environment that mimics the biology and physiology of natural bone marrow. This process enables the stem and early and late-stage progenitor cells needed for an effective stem cell therapy procedure to be concurrently expanded. Growth factors can be added to stimulate specific cell lineages to grow or to increase cell growth to meet a particular therapeutic objective. The stem cell growth process can best be completed with little or no additional stem cell selection or purification procedures. This stem cell replication process can also enable or augment the genetic modification of cells by providing the cell division step needed for new genes to integrate into the stem cell DNA. Currently available cell culture methods tend to result in a loss of stem cells, either through death or through differentiation into mature cells. The Company has exclusive rights to several issued U.S. patents that cover these processes and cell compositions. See "--Additional Stem Cell and Other Cell Therapies."

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

  The AastromReplicell/(TM)/ System

  The AastromReplicell/(TM)/ System is the Company's lead product under development. While potentially applicable to multiple cell therapy applications such as immunotherapy, solid tissue repair and ex vivo gene therapy, the AastromReplicell/(TM)/ System is being developed initially by the Company for stem cell therapy. The AastromReplicell/(TM)/ System is a proprietary system that the Company believes will enable the large scale ex vivo production of a variety of therapeutic cells at healthcare facilities, independent laboratories, transplant centers and blood banks, and has been designed to implement Aastrom's stem cell growth process as well as processes for the production of other cell types.

  The AastromReplicell/(TM)/ System is comprised of several components, including single-use therapy kits and microprocessor-controlled instruments, which are at various stages of development. The single use therapy kits contain a cell cassette cartridge which contains the Aastrom cell culture chamber, supply waste reservoirs and harvest bag, necessary growth medium and supplements and process specific software which provides the cell production processing parameters to the AastromReplicell/(TM)/ System instruments. The microprocessor-controlled instruments include the AastromReplicell/(TM)/ Incubator which controls the culture conditions for the operation of the AastromReplicell/(TM)/ Cell Cassette, and the Processor which automates the innoculation of cells into and harvesting of the cells from the AastromReplicell/(TM)/ Cell Cassette. The AastromReplicell/(TM)/ System Manager is a user interface computer that is being developed to simultaneously track and monitor the cell production process in over twenty-four AastromReplicell/(TM)/ Incubators and record relevant process variables and operator actions. Prototype components of the AastromReplicell/(TM)/ System are currently being used in clinical trials and ongoing development activities are directed at completing other production level components of the AastromReplicell/(TM)/ System.

  The AastromReplicell/(TM)/ System is designed to be operated with minimal operator activity by a medical or laboratory technician and can implement clinical scale cell production at the patient care site. The end product of the AastromReplicell/(TM)/ System process is a blood-bag container with the cell product. The control and documentation features of the AastromReplicell/(TM)/ System have been designed to meet cGMP requirements for the therapeutic production of cells.

AASTROMREPLICELL/(TM)/ SYSTEM FOR STEM CELL THERAPY

  The Company's initial application for the AastromReplicell/(TM)/ System is expected to be in the growing field of stem cell therapy, where the Company believes that the AastromReplicell/(TM)/ System may address many of the limitations of existing procedures. The AastromReplicell/(TM)/ System is based on a comparatively simple process in which a small volume of bone marrow cells are collected from the patient or donor using a needle aspiration procedure, typically under a local anesthetic or sedative. Alternatively, UCB cells have been shown to be a new source of cells for use in stem cell transplantations. The starting mixture of either bone marrow or UCB cells is quantified, and an appropriate volume of cells is then inoculated into one or more AastromReplicell/(TM)/ Cell Cassettes with the necessary growth media. Growth-factor-stimulated cells are produced using the AastromReplicell/(TM)/ System in approximately 12 to 13 days, with no further patient involvement. Depending upon the cell quantity necessary for a therapeutic application, single or multiple AastromReplicell/(TM)/ Cell Cassettes may be required, with a different volume requirement of starting cells taken from the patient at the initial visit or obtained from the UCB bank. The AastromReplicell/(TM)/ System has been designed to minimize operator involvement during the cell production process, and the steps required before and after the AastromReplicell/(TM)/ System are standard laboratory procedures. Cells derived from UCB may also serve as a tumor-free source of stem and progenitor cells for expansion in the AastromReplicell/(TM)/ System.

  POTENTIAL ADVANTAGES OF AASTROMREPLICELL/(TM)/ SYSTEM

  The Company believes that the AastromReplicell/(TM)/ System, if approved for commercial sale by the U.S. Food and Drug Administration ("FDA") and foreign regulatory agencies, may provide certain improvements and efficiencies over traditional cell collection and infusion processes. The following table, which sets forth estimates based on a 1996 survey conducted by the Company of 11 stem cell transplant physicians at different transplant institutions throughout the United States, compares estimated patient care episodes and procedure time for currently established cell collection and infusion techniques with the AastromReplicell/(TM)/ System method of cell procurement:

                                                                  PROCEDURE TIME
                 CELL SOURCE                   CARE EPISODES(1)      (HOURS)(1)
                 -----------                   ----------------   --------------
     Bone Marrow Harvest (2)...................        8                 16
     PBSC Mobilization and Collection (3)......       21                 39
     AastromReplicell/(TM)/ System (4).........        2                1-3

     ---------------
     (1) Includes all outpatient, inpatient, and home care episodes.
     (2) Includes operating room procedure and all preparatory and recovery procedures.
     (3) Based on an average of three rounds of apheresis following cell mobilization injections.
     (4) Projections, based on data accumulated during the Company's research and clinical trials.

  The Company believes that the AastromReplicell/(TM)/ System may provide the following benefits when compared to current cell collection and infusion methods:

  Cost-Effectiveness.   The Company believes the AastromReplicell/(TM)/ System
has the potential to cost-effectively replace or reduce the labor intensive and invasive cell collection and infusion procedures currently employed for stem cell therapy and to reduce physician, staff and patient time requirements.

  Reduced Patient and Physician Burden.   Cell production with the
AastromReplicell/(TM)/ System is expected to require the collection of a small volume of starting material compared to current collection procedures, eliminating the requirement for general surgical anesthesia, multiple drug injections or multiple blood apheresis. Patient benefits are expected to include fewer needle sticks than with current cell collection and infusion methods and a reduction in overall patient procedure time. Additionally, Aastrom's process for cell expansion is expected to minimize the time requirement for physicians compared with bone marrow harvest.

  Enhanced Multicycle High-Dose Chemotherapy.   The long restoration period for
the hematopoietic system following myeloablative therapy effectively limits patients to one opportunity for cell collection prior to cancer therapy. The

AastromReplicell/(TM)/ System may enhance the practice of multicycle, high-dose chemotherapy by providing the ability to produce a therapeutic dose of cells from a small starting volume. The initial cell collection can be divided into multiple samples and stored frozen until expansion at a later time is required.

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

  Tumor Cell Purging.   Cancer patients with tumor metastases, in which the
cancer has spread to the blood and bone marrow, have not traditionally been candidates for autologous stem cell transplants because such transplant might reintroduce cancer cells into the patient. Additionally, patients may have undetected tumor cells present in their marrow or PBSC transplant, which could re-establish cancer in the patient following transplant. The Company's initial clinical results, as well as studies conducted by third-party investigators, have shown that some primary human tumor cells die or do not grow during hematopoietic cell culture. The smaller volume of starting cells used for the AastromReplicell/(TM)/ System compared with bone marrow harvest or PBSC transplants may provide approximately 10 to 70 fold less tumor cells in a transplant. Further, in an evaluation of seven tumor-contaminated bone marrow samples that were expanded with the AastromReplicell/(TM)/ System process, the presence of breast cancer cells in each sample was either substantially reduced or was no longer detectable. The Company believes that this combination of passive depletion during culture with the lower starting volume of tumor cells may result in a tumor-free or tumor-reduced cell product for transplant. The clinical benefit of such tumor depletion, if any, will vary depending upon the type of cancer and state of disease.

  Supplemental therapy with AastromReplicell/(TM)/ System produced cells. Collection of cells for transplant is a variable procedure requiring longer collection procedures for some patients compared to others. The AastromReplicell/(TM)/ System offers a means to augment current collection techniques thereby reducing the overall collection burden for the patient and care provided to a single care episode, and improving patient recoveries.

CLINICAL DEVELOPMENT

  The AastromReplicell/(TM)/ System is an automated clinical system designed to be used by medical personnel at hospitals and patient care centers to produce therapeutic cells for the treatment of a broad range of diseases, including cancer, infectious diseases and the restoration of solid tissues.

  The AastromReplicell/(TM)/ System is designed as a family of products consisting of an instrumentation platform that operates single-use, patient-specific, therapy kits. Each therapy kit, which is specific to the desired cell or tissue type, is operated by the AastromReplicell/(TM)/ System instrument platform which automates the otherwise complex cell production processes. This instrument platform allows for on site cell manufacturing directly at the hospital, that is compliant with cGMP's. The reagents, growth medium, cytokines, and process instructions contained within each therapy kit are procedure specific for the production of each cell type of therapy. This product design feature provides for a variety of therapy kits to be integrated into the AastromReplicell/(TM)/ System product line.

  The AastromReplicell/(TM)/ System is being evaluated in multi-site clinical trials in the U.S. under Investigational Device Exemptions (IDE's) from the FDA and in Europe. The initial goals of the Company's clinical trial program are to obtain a Premarket Approval (PMA) in the U.S., necessary to market the AastromReplicell/(TM)/ System for autologous stem cell therapy and umbilical cord blood transplants, and to obtain approval in Europe to market the AastromReplicell/(TM)/ System for a variety of cell therapy applications, by affixing the CE Mark.

  Aastrom is conducting two clinical trials in the U.S. evaluating stem cells produced in the AastromReplicell/(TM)/ System from a small starting amount of bone marrow. The first study utilizes cells produced in the AastromReplicell/(TM)/ System from a small aspirate bone marrow collection as the sole cellular support following ablative chemotherapy. Initial results from the first study have demonstrated the ability of the AastromReplicell/(TM)/ System to safely and reliably produce stem and progenitor cells that engraft and restore blood and immune system function in cancer patients who had undergone very aggressive chemotherapy. Further, the small volume aspirate, along with a purging of contaminated tumor cells during the stem cell production has indicated a way to offer patients a transplant with a lower risk of receiving back tumor cells.

  In a second U.S. study, the AastromReplicell/(TM)/ System is being used to compliment traditional therapies by augmenting stem cells collected from a single PBSC apheresis procedure. The objectives of this study are to demonstrate that an optimal targeted recovery can be achieved using the AastromReplicell/(TM)/ System produced cells with a sub-optimal PBSC cell dose that otherwise would not provide this desired outcome. This procedure appears to improve the certainty of procedure outcome by providing a more reliable means of cell collection and patient recovery.

  Aastrom has also initiated clinical feasibility trials to evaluate UCB cells produced in the AastromReplicell/(TM)/ System to improve recoveries of pediatric and adult patients requiring donor derived (or allogeneic) stem cell transplants. Preliminary results of the pediatric transplants indicated that AastromReplicell/(TM)/ System-produced cells were safe and well tolerated by the patients, and that transplant cell recoveries during the 100-day post-transplant period were very favorable. Based on the positive data, this pediatric trial was expanded from 10 to 28 patients. Moreover, several UCB banking institutions are now being established by other organizations. This banking infrastructure together with the expansion capabilities of the AastromReplicell/(TM)/ System may lead to UCB as a promising new source of cells for therapeutic use.

  Aastrom has initiated two clinical sites in Europe to evaluate the use of AastromReplicell/(TM)/ System cells to promote hematopoietic recovery in breast cancer patients undergoing aggressive myelosuppressive or myelotoxic chemotherapy. Assuming the successful completion of these and other clinical trials, the Company intends to seek approval to market the AastromReplicell/(TM)/ System in Europe through CE Mark Registration. See "--Government Regulation--Regulatory Process in Europe."

  The preliminary results of the Company's pre-pivotal trials may not be indicative of results that will be obtained from subsequent patients in the trials or from more extensive trials. Further, there can be no assurance that the Company's pre-pivotal or pivotal trials will be successful, or that PMA registration or required foreign regulatory approvals for the AastromReplicell/(TM)/ System will be obtained in a timely fashion, or at all. See "Business Risks--Uncertainties Related to Clinical Trials."


ADDITIONAL STEM CELL AND OTHER CELL THERAPIES

  The Company believes that AastromReplicell/(TM)/ System therapy kits may be developed for application in a variety of other emerging cell therapies in addition to stem cell therapy. The Company believes that the AastromReplicell/(TM)/ System has the potential to supplant current manual cell culture methods to produce therapeutic quantities of cell types such as T-cells, dendritic cells, chondrocytes, mesenchymal cells, keratinocytes and neuronal cells. Other than a limited application of chondrocyte therapy, novel cell therapies are still in early stages of development by third parties, and no assurance can be given that such other cell therapies will be successfully developed. Potential advantages of the AastromReplicell/(TM)/ System in these therapies may include: (i) reducing labor and capital costs; (ii) enhancing process reliability; (iii) automating quality assurance; (iv) reducing the need for specialized, environmentally controlled facilities; and (v) providing greater accessibility of these procedures to care providers and patients and,
(vi) in certain cases, providing a more biologically active cell product.

  Modification of such processes and application of the Company's products to the expansion of other cell types may require substantial additional development of specialized cell culture environments which may need to be incorporated within the Company's existing product platform. Such modifications may require the Company to raise substantial additional funds, or to seek additional collaborative partners, or both. There can be no assurance that the Company will be able to successfully modify or develop existing or future products to enable such additional cell production processes. The Company's business opportunity is dependent upon successful development and regulatory approval of these novel cell therapies. No assurance can be given that such novel therapies will be successfully developed by other companies or approved by applicable regulatory authorities, or that the Company's processes or product candidates will find successful application in such therapies. In addition, the Company may be required to obtain license rights to such technologies in order to develop or modify existing or future products for use in such therapies. No assurance can be given that the Company will be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. See "--Clinical Development" and "Business Risks--Future Capital Needs; Uncertainty of Additional Funding."

  IMMUNOTHERAPIES

  Immunotherapy involves using cells of the immune system to eradicate a disease target. T-cell lymphocytes and dendritic cells are being actively investigated by other companies for this purpose, and the Company anticipates that many of these procedures will require ex vivo cell production.

  T-cells, a class of lymphocyte white blood cells, play a critical role in the human immune system and are responsible for the human immune response in a broad spectrum of diseases, including cancers and infectious diseases. Therapeutic procedures using Cytotoxic T-lymphocytes ("CTLs") involve collecting T-cells from a patient and culturing them in an environment resulting in T-cells with specificity for a particular disease target. Clinical trials by third parties have been initiated to demonstrate CTL effectiveness. The ex vivo production of these cells under conditions for use in medical treatment represents a critical step in the advancement of this therapy.

  Dendritic cells (potent antigen presenting cells) are believed to play an important role in the function of the immune system. Researchers believe that cultured dendritic cells could augment the natural ability of a patient to present tumor and antigens or antigens from infectious agents to the immune system and aid in the generation of a cytotoxic T-cell response to the offending agent.

  SOLID TISSUE CELL THERAPIES

  One of the newest areas of cell therapy involves the production of chondrocytes for the restoration of cartilage. Chondrocyte therapy involves the surgical removal of a small amount of tissue from the patient's knee and a therapeutic quantity of chondrocytes is produced from this surgical biopsy. The cells are then implanted into the patient's knee. Published reports indicate that such cells then reestablish mature articular cartilage. Currently, this cell production process is completed in highly specialized laboratory facilities using trained scientists and manual laboratory procedures. The Company believes that the AastromReplicell/(TM)/ System may have the potential to reduce costs associated with the cell production procedure and, if successfully developed by the Company for this application, may eventually facilitate the transfer of the cell production capability away from specialized facilities directly to the clinical care sites.

  OTHER STEM CELL THERAPY APPLICATIONS

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

  A major limitation to the use of stem cell therapy in solid organ transplant is the limited availability of sufficient amounts of bone marrow to obtain a desired therapeutic response of immune tolerization. This limitation is particularly problematic when cadaveric donor organs are used, which has traditionally been the source of organs for these procedures. Bone marrow is also often available from the cadaveric donor, but only in a limited amount. Normally this amount may be sufficient for one transplant, but a donor might provide multiple organs for transplant into multiple recipients. Aastrom believes that the ability to expand the available bone marrow ex vivo will enhance the use of stem cell therapy for such transplant procedures and may pursue development of its products for application in such therapy in the future.

AASTROM PRODUCT CANDIDATES FOR EX VIVO GENE THERAPY

  A novel form of cell therapy is ex vivo gene therapy. For this type of cell therapy, cells procured from the patient or a donor are genetically modified prior to their infusion into the patient. Analogous to other cell therapies, the ability to produce a therapeutic dose of these gene-modified cells is a major limitation to the commercialization of these cell therapies. This limitation is further exacerbated by the additional requirement that the cells be genetically modified under conditions that are sterile and comply with cGMP's.

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

  THE AASTROMREPLICELL/(TM)/ SYSTEM FOR GENE THERAPY

  The AastromReplicell/(TM)/ System has been designed to produce cells for therapy and the Company believes that the AastromReplicell/(TM)/ System may be useful in many potential ex vivo gene therapy applications. Further, the Company anticipates that its proprietary stem cell production process technology implemented by the AastromReplicell/(TM)/ System may provide the conditions for clinical scale stem cell division, and enable or enhance the introduction of therapeutic genes into stem cell DNA. The Company believes that its technology may also enable expansion of more mature progeny of these stem cells to create a gene therapy cell product with potential short and long term therapeutic effect.

  The Company has two principal objectives for the development of AastromReplicell/(TM)/ System for gene therapy: (i) the enablement of stem cell gene therapies for a variety of hematologic and other disorders, based on the AastromReplicell/(TM)/ System's ability to enable large scale stem cell division ex vivo; and (ii) the enablement of gene transfer and therapeutic cell production by local and regional primary patient care facilities and ancillary service laboratories.

  THE AASTROM GENE LOADER

  The Aastrom Gene Loader process technology, which is under development, is being designed to enhance the efficiency and reliability of the transfer of new therapeutic genes, which are carried by vectors, into the target cell. This process, which is typically inefficient in many human cells inhibits many ex vivo gene therapies from moving forward in the clinic. The Aastrom Gene Loader is being designed to incorporate the Company's proprietary directed motion gene transfer technology. Complete product development is expected to require additional funding sources or collaborations with others, or both.

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

STRATEGIC RELATIONSHIPS

  On October 22, 1993, the Company entered into a Distribution Agreement (the "Distribution Agreement") with Cobe for Cobe to be the Company's exclusive, worldwide marketing, distribution and service provider for the AastromReplicell/(TM)/ System for stem cell therapy applications (the "Stem Cell Therapy Applications"). Under the terms of the Company's Distribution Agreement with Cobe, other than with respect to sales to affiliates, the Company is precluded from selling the

AastromReplicell/(TM)/ System to customers for stem cell therapy applications. The Company has, however, reserved the right to sell the AastromReplicell/(TM)/ System for: (i) all diagnostic or other non-therapeutic clinical applications;
(ii) all gene therapy or gene transfer applications, including those for stem cells; (iii) all non-human applications; (iv) certain permitted clinical research applications; and (v) all applications that are labeled not for human use. The Company has also reserved the unconditional right to sell other products under development, including but not limited to products based upon its gene loading technology. The initial term of the Distribution Agreement expires on October 22, 2003, and Cobe has the option to extend the term for an additional ten-year period. The Company is responsible for the expenses to obtain FDA and other regulatory approval in the United States, while Cobe is responsible for the expenses to obtain regulatory approval in foreign countries to allow for worldwide marketing of the AastromReplicell/(TM)/ System for Stem Cell Therapy Applications. See "Business Risks--Consequences of Cobe Relationship."

  Under the terms of the Distribution Agreement, the Company will realize approximately 58% to 62% of the net sales price at which Cobe ultimately sells the AastromReplicell/(TM)/ System for Stem Cell Therapy Applications, subject to certain negotiated discounts and volume-based adjustments and subject to the obligation of the Company to make aggregate royalty payments of up to 5% to certain licensors of its technology. The Company is also entitled to a premium on United States sales in any year in which worldwide sales exceed specified levels.

  The Distribution Agreement may be terminated by Cobe upon twelve months prior notice to the Company in the event that any person or entity other than Cobe beneficially owns more than 50% of the Company's outstanding Common Stock or voting securities. The Distribution Agreement may also be terminated by Cobe, if Cobe, determines that commercialization of the AastromReplicell/(TM)/ System for stem cell therapy on or prior to December 31, 1998 is unlikely.

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

  The Company has entered into a Strategic Planning Consulting Services and Collaboration Agreement (the "Consulting Agreement") with Burrill & Company, LLC ("Burrill"), pursuant to which Burrill will advise the Company on potential strategic alliances and seek to identify potential collaborations. Pursuant to the Consulting Agreement, Burrill will be paid a monthly retainer of $10,000 and will be reimbursed for expenses. Aastrom has issued Burrill an immediately exercisable warrant to purchase 100,000 shares of Common Stock at an exercise price of $7.24 and a second warrant, which vests over a one-year period ending on October 1998, to purchase 100,000 shares at an exercise price of $7.24. The Consulting Agreement is terminable by either party following periods of up to 30 days following notice.

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

MANUFACTURING

  The Company has established relationships with third party manufacturers which are FDA registered as suppliers for the manufacture of medical products to manufacture various components of the AastromReplicell/(TM)/ System.

  In May 1994, the Company entered into a Collaborative Product Development Agreement with SeaMED Corporation, ("SeaMED"). Pursuant to this agreement, the Company and SeaMED will collaborate on the further design of certain instrument components in the AastromReplicell/(TM)/ System, and enable SeaMED to manufacture pre-production units of the instrument components for laboratory and clinical evaluation. The Company is paying SeaMED for its design and pre-production work on a time and materials basis, utilizing SeaMED's customary hourly billing rates and actual costs for materials. In April 1998 the Company entered into a manufacturing agreement with SeaMED for the commercial manufacturing of the instrument components of the AastromReplicell/(TM)/ System pursuant to a pricing formula set forth in the agreement. The initial term of the manufacturing agreement is three years from the date of the initial shipment of instruments by SeaMED, after which the agreement is automatically renewed until terminated upon a 24-month notice from SeaMED or a 6-month notice from the Company. The Company retains all proprietary rights to its intellectual property which is utilized by SeaMED pursuant to this agreement. During the initial three-year term of the manufacturing agreement, SeaMED is regarded as the Company's preferred supplier and the Company will purchase a minimum of 65% of its instrument requirements for the AastromReplicell/(TM)/ System.

  In November 1994, the Company entered into a Collaborative Product Development Agreement with Ethox Corporation ("Ethox"). Pursuant to this agreement, the Company and Ethox collaborated on the design of certain bioreactor assembly and custom tubing kit components of the AastromReplicell/(TM)/ System. The Company is paying Ethox for its design and production work on a time and materials'basis, utilizing Ethox's customary hourly billing rates and actual costs for materials. The Company retains all proprietary rights to its intellectual property which are utilized by Ethox pursuant to this agreement.

  In March 1996, the Company entered into a five-year License and Supply Agreement with Immunex Corporation ("Immunex") to purchase and resell certain cytokines and ancillary materials for use in conjunction with the AastromReplicell/(TM)/ System. The agreement required the Company to pay Immunex an initial up-front fee of $1,500,000 to be followed by subsequent annual renewal payments equal to $1,000,000 per year during the term of the agreement in addition to payment for supplies purchased by the Company. In August 1997, the Company and Immunex amended the agreement to expand the Company's territorial rights to use and sell such materials to a worldwide basis. Unless earlier terminated or renewed by the Company for an additional five-year term, the agreement will expire in April 2001. Pursuant to an agreement between Immunex and the Company, the annual fee due in March 1998 was paid by the Company through the issuance of $1,100,000 in the Company's Common Stock. The agreement may be terminated by either party effective immediately upon written notice of termination to the other party in the event that such party materially breaches the agreement and such breach continues unremedied after notice and expiration of a specified cure period or in the event that a bankruptcy proceeding is commenced against a party and is not dismissed or stayed within a 45-day period. In addition, Immunex has the right to cease the supply to the Company of cytokines and ancillary materials if the Company fails to purchase a minimum amount of its forecasted annual needs from Immunex after notice to the Company and expiration of a specified cure period. The Company also has the right to terminate the agreement at any time subject to the payment to Immunex of a specified amount for liquidated damages. In the event that Immunex elects to cease to supply to the Company cytokines and ancillary materials or is prevented from supplying such materials to the Company by reason of force majeure, limited manufacturing rights will be transferred to the Company under certain circumstances. There is, however, no assurance that the Company could successfully manufacture the compounds itself or identify others that could manufacture these compounds to acceptable quality standards and costs, if at all.

  In December 1996, the Company entered into a Collaborative Supply Agreement with Anchor Advanced Products, Inc., Mid-State Plastics Division ("MSP"). Under this agreement, MSP will conduct both pre-production manufacturing development and commercial manufacturing and assembly of the Cell Cassette component of the AastromReplicell/(TM)/ System for the Company. During the initial phase of the seven-year agreement, the Company will pay MSP for its development activities on a time and materials basis. Upon reaching certain commercial manufacturing volumes, MSP will be paid by the Company on a per unit basis for Cell Cassettes delivered to the Company under a pricing formula specified in the agreement. Throughout the term of this agreement, the Company has agreed to treat MSP as its preferred supplier of Cell Cassettes, using MSP as its supplier of at least 60% of its requirements for Cell Cassettes.

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

PATENTS AND PROPRIETARY RIGHTS

  The Company's success depends in part on its ability, and the ability of its licensors, to obtain patent protection for its products and processes. The Company has exclusive rights to 15 issued U.S. patents that present claims to
(i) certain methods
for ex vivo stem cell division as well as ex vivo human hematopoietic stem cell stable genetic transformation and expanding and harvesting a human hematopoietic stem cell pool; (ii) certain apparatus for cell culturing, including a bioreactor suitable for culturing human stem cells or human hematopoietic cells;
(iii) certain methods of infecting or transfecting target cells with vectors; and (iv) a cell composition containing human stem cells or progenitor cells, or genetically modified stem cells, when such cells are produced in an ex vivo medium exchange culture. Patents equivalent to two of these U.S. patents have also been issued in other jurisdictions: one in Australia and another in Canada and under the European Patent Convention. These patents are due to expire beginning in 2006. In addition, the Company and its exclusive licensors have filed applications for patents in the United States and equivalent applications in certain other countries claiming other aspects of the Company's products and processes, including a number of U.S. patent applications and corresponding applications in other countries related to various components of the AastromReplicell/(TM)/ System.

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

  The Company relies on certain licenses granted by the University of Michigan and others for certain patent rights. If the Company breaches such agreements or otherwise fails to comply with such agreements, or if such agreements expire or are otherwise terminated, the Company may lose its rights in such patents, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "--Research and License Agreements."

  The Company also relies on trade secrets and unpatentable know-how which it seeks to protect, in part, by confidentiality agreements. It is the Company's policy to require its employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The Company also requires signed confidentiality or material transfer agreements from any company that is to receive its confidential information. In the case of employees, consultants and contractors, the agreements generally provide that all inventions conceived by the individual while rendering services to the Company shall be assigned to the Company as the exclusive property of the Company. There can be no assurance, however, that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

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

  In July 1992, the Company entered into a License Agreement with Joseph G. Cremonese pursuant to which the Company obtained exclusive worldwide license rights for all fields of use, to utilize U.S. Patent No. 4,839,292, entitled "Cell Culture Flask Utilizing a Membrane Barrier," which patent was issued to Dr. Cremonese on June 13, 1989, and to utilize any other related patents that might be issued to Dr. Cremonese. Pursuant to the License Agreement, the Company has reimbursed Dr. Cremonese for $25,000 of his patent costs. Under the terms of the License Agreement, the Company is to pay to Dr. Cremonese a royalty of 3% of net sales of the products which are covered by said patent, subject to specified minimum royalty payments ranging from $20,000 to $50,000 per year, commencing in calendar year 1997. Unless earlier terminated or modified, the License Agreement will continue in effect until the latest expiration date of the patents to which the License Agreement applies, which latest expiration date is currently August 2009. The License Agreement may be terminated by either party upon default by the other party of any of its obligations under the agreement without cure after expiration of a 30-day notice period. The Company also has the right to terminate the License Agreement at any time without cause upon 30 days prior written notice to Dr. Cremonese or to transfer the license to a non-exclusive basis.

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

  The Company's products are potentially subject to regulation as medical devices under the Federal Food, Drug, and Cosmetic Act, and as biological products under the Public Health Service Act, or both. Different regulatory requirements may apply to the Company's products depending on how they are categorized by the FDA under these laws. To date, the FDA has indicated that it intends to regulate the AastromReplicell/(TM)/ System as a Class III medical device through the Center for Biologics Evaluation and Research. However, there can be no assurance that FDA will ultimately regulate the AastromReplicell/(TM)/ System as a medical device.

  Further, it is unclear whether the FDA will separately regulate the cell therapies derived from the AastromReplicell/(TM)/ System. The FDA is still in the process of developing its requirements with respect to somatic cell therapy and gene cell therapy products and has recently issued draft documents concerning the regulation of umbilical cord blood stem cell products, as well as cellular and tissue-based products. If the FDA adopts the regulatory approach set forth in the draft document, the FDA may require separate regulatory approval for such cells in some cases, called a biologic license application ("BLA"). This proposal may indicate that the FDA will extend a similar approval requirement to other types of cellular therapies. Any such additional regulatory or approval requirements could have a material adverse impact on the Company.

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

  DEVICES

  In order to obtain FDA approval of a new medical device, sponsors must generally submit proof of safety and efficacy. In some cases, such proof entails extensive preclinical and clinical laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There can be no assurance that the FDA will act favorably or in a timely manner in reviewing submitted applications, and the Company may encounter significant difficulties or costs in its efforts to obtain FDA approvals which could delay or preclude the Company from marketing any products it may develop. The FDA may also require postmarketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit such technologies.

  If human clinical trials of a proposed device are required and the device presents significant risk, the manufacturer or distributor of the device will have to file an IDE submission with the FDA prior to commencing human clinical trials. The IDE submission must be supported by data, typically including the results of pre-clinical and laboratory testing. Following submission of the IDE, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If the Company is not notified of objections within that period, clinical trials may be initiated, and human clinical trials may commence at a specified number of investigational sites with the number of patients approved by the FDA.

  The FDA categorizes devices into three regulatory classifications subject to varying degrees of regulatory control. In general, Class I devices require compliance with labeling and recordkeeping regulations, Quality System Regulation ("QSR"), 510(k) pre-market notification, and are subject to other general controls. Class II devices may be subject to additional regulatory controls, including performance standards and other special controls, such as postmarket surveillance. Class III devices, which are either invasive or life-sustaining products, or new products never before marketed (for example, non-"substantially equivalent" devices), require clinical testing to demonstrate safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices.

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

  Some of the Company's products may be classified as Class II or Class III medical devices. The Company has submitted several IDEs for the AastromReplicell/(TM)/ System, and is currently conducting pre-pivotal clinical studies under these IDEs. The Company believes that the AastromReplicell/(TM)/ System product will be regulated by the FDA as a Class III device, although there can be no assurance that the FDA will not choose to regulate this product in a different manner.

  The Company and any contract manufacturer are required to be registered as a medical device manufacturer with the FDA. As such, they will be inspected on a routine basis by the FDA for compliance with the FDA's QSR regulations. These regulations will require that the Company and any contract manufacturer, design, manufacture and service products and maintain documents in a prescribed manner with respect to manufacturing, testing, distribution, storage, design control and service activities. The Medical Device Reporting regulation requires that the Company provide information to the FDA on deaths or serious injuries alleged to be associated with the use of its devices, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits a company from promoting an approved device for unapproved applications and reviews company labeling for accuracy.

  BIOLOGICAL PRODUCTS

  For certain of the Company's new products which may be regulated as biologics, the FDA requires (i) preclinical laboratory and animal testing, (ii) submission to the FDA of an investigational new drug ("IND") application which must be effective prior to the initiation of human clinical studies, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use, (iv) submission to the FDA of a biologic license application ("BLA") and (v) review and approval of the BLA as well as inspections of the manufacturing facility by the FDA prior to commercial marketing of the product.

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

  The results of the preclinical tests and clinical trials are submitted to the FDA in the form of a BLA for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. Additional animal studies or clinical trials may be requested during the FDA review period that may delay marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The FDA requires that adverse effects be reported to the FDA and may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

  Under current requirements, facilities manufacturing biological products must be licensed. To accomplish this, an BLA must be filed with the FDA. The BLA describes the facilities, equipment and personnel involved in the manufacturing process. An establishment license is granted on the basis of inspections of the applicant's facilities in which the primary focus is on compliance with cGMP's and the ability to consistently manufacture the product in the facility in accordance with the BLA. If the FDA finds the inspection unsatisfactory, it may decline to approve the BLA, resulting in a delay in production of products.

  As part of the approval process for human biological products, each manufacturing facility must be registered and inspected by FDA prior to marketing approval. In addition, state agency inspections and approvals may also be required for a biological product to be shipped out of state.

  REGULATORY PROCESS IN EUROPE

  The Company believes that the AastromReplicell/(TM)/ instruments and disposables, will be regulated in Europe as a Class I Sterile or Class IIb medical device, under the authority of the new Medical Device Directives ("MDD") being implemented by European Union ("EU") member countries. This classification applies to medical laboratory equipment and supplies including, among other products, many devices that are used for the collection and processing of blood for patient therapy. Certain ancillary products (e.g., biological reagents) used as part of the Aastrom/(TM)/ System are expected to be considered Class III medical devices.

  The MDD regulations vest the authority to permit affixing of the "CE Mark" with various "Notified Bodies." These are private and state organizations which operate under license from the member states of the EU to certify that appropriate quality assurance standards and compliance procedures are followed by developers and manufacturers of medical device products or, alternatively, that a manufactured medical product meets a more limited set of requirements. Notified Bodies are also charged with responsibility for determination of the appropriate standards to apply to a medical product. Receipt of permission to affix the CE Mark enables a company to sell a medical device in all EU member countries. Other registration requirements may also need to be satisfied in certain countries.

COMPETITION

  The biotechnology and medical device industries are characterized by rapidly evolving technology and intense competition. The Company's competitors include major pharmaceutical, medical device, medical products, chemical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than those of the Company. In addition, many biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with those of the Company. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. The Company's product development efforts are primarily directed toward obtaining regulatory approval to market the AastromReplicell/(TM)/ System for stem cell therapy. That market is currently dominated by the bone marrow harvest and PBSC collection methods. The Company's clinical data, although early, suggests that cells expanded in the AastromReplicell/(TM)/ System using its current process will enable hematopoietic recovery within the time frames currently achieved by bone marrow harvest, however, neutrophil and platelet recovery times may be slower than with PBSC collection methods. The Company is evaluating techniques and methods to optimize the cells produced in the Aastrom/(TM)/ System to reduce the recovery time of neutrophils and platelets in patients. There can be no assurance that if such procedure optimization does not lead to recovery times equal to or faster than those of PBSC collection methods, such outcome would not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the bone marrow harvest and PBSC collection methods have been widely practiced for a number of years and, recently, the patient costs associated with these procedures have begun to decline. There can be no assurance that the AastromReplicell/(TM)/ System method, if approved for marketing, will prove to be competitive with these established collection methods on the basis of hematopoietic recovery time, cost or otherwise. The Company is aware of certain other products manufactured or under development by competitors that are used for the prevention or treatment of certain diseases and health conditions which the Company has targeted for product development. In particular, the Company is aware that potential competitors such as

Amgen, Inc., CellPro, Incorporated, VimRx Pharaceuticals, Inc. Novartis, A.G., Baxter Healthcare Corp. and Rhne-Poulenc Rorer Inc. ("RPR") are in advanced stages of development of technologies and products for use in stem cell therapy and other market applications currently being pursued by the Company. In addition, Cobe, a significant shareholder of the Company, is a market leader in the blood cell processing products industry and, accordingly, a potential competitor of the Company. There can be no assurance that developments by others will not render the Company's product candidates or technologies obsolete or noncompetitive, that the Company will be able to keep pace with new technological developments or that the Company's product candidates will be able to supplant established products and methodologies in the therapeutic areas that are targeted by the Company. The foregoing factors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

  As of August 31, 1998, the Company employed approximately 87 individuals. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of the Company's employees are covered by collective bargaining agreements, and management considers relations with its employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company, and their respective ages as of August 31, 1998, are as follows:

             Name                 Age   Position
             ----                 ---   --------
R. Douglas Armstrong, Ph.D......   45   President and Chief Executive Officer
William L. Odell................   40   Senior Vice President Product Operations
Todd E. Simpson.................   37   Vice President Finance & Administration,
                                        Chief Financial Officer, Secretary and
                                        Treasurer
Alan K. Smith, Ph.D.............   43   Vice President Research
Bruce V. Husel..................   40   Vice President Quality Systems

  R. Douglas Armstrong, Ph.D. joined the Company in June 1991 as a director and as its President and Chief Executive Officer. From 1987 to 1991, Dr. Armstrong served in different capacities, including as Executive Vice President and a Trustee of the La Jolla Cancer Research Foundation ("LJCRF") (now the Burham Institute), a scientific research institute located in San Diego, California. Dr. Armstrong received his doctorate in Pharmacology and Toxicology from the Medical College of Virginia, and has held faculty and staff positions at Yale University, University of California, San Francisco, LJCRF and University of Michigan. Dr. Armstrong also serves on the Board of Directors of Nephros Therapeutics, Inc.

  William Odell joined the Company in August 1998 as Senior Vice President, Product Operations. Prior to joining Aastrom, Mr. Odell was a Vice President at Mitchell International, a healthcare consulting firm. Prior to that, Mr. Odell served at Owens & Minor, Inc. as Division Vice President, where he was responsible for managing sales, marketing, operations and customer service for the Chicago division. Mr. Odell has also held senior marketing and product development positions with Smiths Industries Medical Systems, Intertech Resources and Baxter International. Mr. Odell received his Bachelor of Science degree in Business Administration from the University of Illinois at Champaign/Urbana.

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

  Bruce V. Husel joined the Company in November 1997 as Vice President, Quality Systems. From May 1994 to September 1997, Mr. Husel served as Director of Quality Assurance for Sanofi Diagnostics Pasteur, where he led efforts to achieve EN 46001 registration and prepare for CE Marking. From June 1992 to May 1994, Mr. Husel was Director of Quality and Regulatory Affairs for Baxter Anesthesia Division (formerly known as Bard MedSystems). Prior to that, he served as Quality Manager of McGaw, Inc. Mr. Husel received his B.B. degree in Electrical Engineering from Rice University in 1980, an M.S degree in Engineering Management from Southern Methodist University in 1986 and an M.B.A. degree in Accounting from the University of Texas at Dallas in 1987.

  Alan K. Smith, Ph.D. joined the Company in November 1995 as Vice President, Research. Previously, Dr. Smith was Vice President of Research and Development at Geneic Sciences, Inc., a developmental stage bone marrow transplantation company. Prior to that, Dr. Smith held the position of Director, Cell Separations Research and Development of the Immunotherapy Division of Baxter Healthcare Corporation. In this capacity, he was responsible for the research and development activities for a stem cell concentration system approved for clinical use in Europe and currently in pivotal clinical trials in the United States. Dr. Smith has also held positions as Research and Development Manager at BioSpecific Technologies and as Director of Biochemistry at HyClone Laboratories. Dr. Smith received his B.S. degree in Chemistry from Southern Utah State College in 1976 and a Ph.D. in Biochemistry from Utah State University in 1983. Dr. Smith is a director of Chata Biosystems, Inc., a privately held pharmaceutical service company.

ITEM 2.  PROPERTIES

  The Company leases approximately 22,000 square feet of office and research and development space in Ann Arbor, Michigan under a lease agreement expiring in August 2000. The Lease is renewable at the option of the Company for up to an additional five year term. The Company believes that its facilities are adequate for its current needs. However, additional facilities may be required to support expansion of research and development activities or to assume manufacturing operations which are currently fulfilled through contract manufacturing relationships.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is not party to any material legal proceedings, although from time to time it may become involved in disputes in connection with the operation of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended June 30, 1998.

                                    PART II

     Certain information required by Part II is omitted from this Report, in that the Company will deliver to the shareholders of the Company its Annual Report to Shareholders, and certain information included therein is incorporated herein by reference and filed as Exhibit 13.1 to this Report.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Certain information regarding the market for the Company's capital stock is incorporated by reference to the Company's Annual Report to Shareholders under the caption "Market for Registrant's Common Equity and Related Shareholders Matters."

ITEM 6.  SELECTED FINANCIAL DATA

     The information relating to selected financial data is incorporated by reference to the Company's Annual Report to Shareholders under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information with respect to the management's discussion and analysis of financial condition and results of operations is incorporated by reference to the Company's Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable


                                BUSINESS RISKS

     The Company's business is subject to a number of risks and uncertainties, including those discussed below.


UNCERTAINTIES RELATED TO PRODUCT DEVELOPMENT AND MARKETABILITY

     The Company has not completed the development or clinical trials of any of its cell culture technologies or product candidates and, accordingly, has not begun to market or generate revenue from their commercialization. Furthermore, the Company's technologies and product candidates are based on cell culture processes and methodologies which are not widely employed. Commercialization of the Company's lead product candidate, the AastromReplicell/(TM)/ System, will require substantial additional research and development by the Company as well as substantial clinical trials. There can be no assurance that the Company will successfully complete development of the AastromReplicell/(TM)/ System or its other product candidates, or successfully market its technologies or product candidates, which lack of success would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of the Company's technologies and product candidates. There can be no assurance that the Company's research and development programs will be successful, that its cell culture technologies and product candidates will facilitate the ex vivo production of cells with the expected biological activities in humans, that its technologies and product candidates, if successfully developed, will prove to be safe and efficacious in clinical trials, that the necessary regulatory approvals for any of the Company's technologies or product candidates and the cells produced in such products will be obtained or, if obtained, will be as broad as sought, that patents will issue on the Company's patent applications or that the Company's intellectual property protections will be adequate. The Company's product development efforts are primarily directed toward obtaining regulatory approval to market the AastromReplicell/(TM)/ System as an alternative to the bone marrow harvest and peripheral blood stem cell ("PBSC") collection methods. These stem cell collection methods have been widely practiced for a number of years, and there can be no assurance that any of the Company's technologies or product candidates will be accepted by the marketplace as readily as these or other competing processes and methodologies, or at all. The failure by the Company to achieve any of the foregoing would have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTIES RELATED TO CLINICAL TRIALS

  The approval of the FDA will be required before any commercial sales of the Company's product candidates may commence in the United States, and approvals from foreign regulatory authorities will be required before international sales may commence. Prior to obtaining necessary regulatory approvals in the U.S., the Company will be required to demonstrate the safety and efficacy of its processes and product candidates and the cells produced by such processes and in such products for application in the treatment of humans through extensive preclinical studies and clinical trials. The Company is currently conducting pre-pivotal clinical trials to demonstrate the safety and biological activity of patient-derived or UCB cells produced in the Company's prototype of the AastromReplicell/(TM)/ System in a limited number of patients. If the results from these pre-pivotal trials are successful, the Company intends to seek clearance from the FDA to commence pivotal clinical trials. The results of preclinical studies and clinical trials of the Company's product candidates, however, may not necessarily be predictive of results that will be obtained from subsequent or more extensive clinical trials. Further, there can be no assurance that pre-pivotal or pivotal clinical trials of any of the Company's product candidates will demonstrate the safety, reliability and efficacy of such products, or of the cells produced in such products, to the extent necessary to obtain required regulatory approvals or market acceptance.

  The ability of the Company to complete its clinical trials in a timely manner is dependent upon many factors, including the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of suitable patients to clinical sites and the eligibility criteria for the study. The Company has experienced delays in patient accrual in its current pre-pivotal clinical trials. Further delays in patient accrual, in the Company's current pre-pivotal clinical trials, or in pivotal trials planned to be conducted, could result in increased costs associated with clinical trials or delays in receiving regulatory approvals and commercialization, if any. Furthermore, the progress of clinical investigations with the AastromReplicell/(TM)/ System and the Company's other product candidates will be monitored by the FDA, which has the authority to cease clinical investigations, at any time, due to patient safety or other considerations. Any of the foregoing would have a material adverse effect on the Company's business, financial condition and results of operations. See "Uncertainty of Regulatory Approval; Extensive Government Regulation."

  The Company's current pre-pivotal trials are designed to demonstrate specific biological safety and activity of cells produced in the AastromReplicell/(TM)/ System, but are not designed to demonstrate long-term sustained engraftment of such cells. The patients enrolled in these pre-pivotal trials will have undergone extensive chemotherapy treatment prior to the infusion of cells produced in the AastromReplicell/(TM)/ System. Such treatments will have substantially weakened these patients and may have irreparably damaged their hematopoietic systems. Due to these and other factors, it is possible that patients may die or suffer severe complications during the course of the current pre-pivotal trials or future trials. For example, in the trials to date, patients who were in the transplant recovery process have died from complications related to the patient's clinical condition that, according to the physicians involved, were unrelated to the AastromReplicell/(TM)/ System procedure. Further, there can be no assurance that patients receiving cells produced with the Company's technologies and product candidates will demonstrate long-term engraftment in a manner comparable to cells obtained from current stem cell therapy procedures, or at all. The failure to adequately demonstrate the safety or efficacy of the Company's technologies and product candidates, including long-term sustained engraftment, or the death of, or occurrence of severe complications in, one or more patients could substantially delay, or prevent, regulatory approval of such product candidates and have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING AND SUPPLY UNCERTAINTIES; DEPENDENCE ON THIRD PARTIES

  The Company does not operate and has no current intention to operate manufacturing facilities for the production of its product candidates. The Company currently arranges for the manufacture of its product candidates and their components, including certain cytokines, serum and media, with third parties, and expects to continue to do so in the foreseeable future. The Company has entered into collaborative product development and supply agreements with SeaMED Corporation ("SeaMED"), Ethox Corporation ("Ethox") and Anchor Advanced Products, Inc., Mid-State Plastics Division ("MSP"), for the collaborative development and manufacture of certain components of the AastromReplicell/(TM)/ System and is dependent upon those suppliers to manufacture its products. The Company is also dependent upon Immunex Corporation ("Immunex"), Life Technologies, Inc. and Biowhittaker for the supply of certain cytokines, serum and media to be used in the AastromReplicell/(TM)/ System. With regard to cytokines that are not commercially available from other sources, Immunex is currently the Company's sole supplier and few alternative supply sources exist. Apart from SeaMED, Ethox, MSP and Immunex, the Company currently does not have contractual commitments from any of these manufacturers or suppliers. There can be no assurance that the Company's supply of such key cytokines, components and other materials will not become limited, be interrupted or become restricted to certain geographic regions. Additionally, there can be no assurance that the Company will not require additional cytokines, components and other materials to manufacture, use or market its product candidates, or that necessary key components will be available for use on a sustained basis, if at all, by the Company in the markets in which it intends to sell its products. There can also be no assurance that the Company will be able to obtain alternative components and materials from other manufacturers of acceptable quality, or on terms or in quantities acceptable to the Company. In the event that any of the Company's key manufacturers or suppliers fail to perform their respective obligations or the Company's supply of such cytokines, components or other materials becomes limited or interrupted, the Company would not be able to conduct clinical trials or market its product candidates on a timely and cost-competitive basis, if at all, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Like SeaMED, Ethox, MSP and Immunex, other suppliers would need to meet FDA manufacturing requirements and undergo rigorous facility and process validation tests required by federal and state regulatory authorities. Any significant delays in the completion and validation of such facilities could have a material adverse effect on the ability of the Company to complete clinical trials and to market its products on a timely and profitable basis, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations.

  There can be no assurance that the Company will be able to continue its present arrangements with its suppliers, supplement existing relationships or establish new relationships or that the Company will be able to identify and obtain the ancillary materials that are necessary to develop its product candidates in the future. The Company's dependence upon third parities for the supply and manufacture of such items could adversely affect the Company's ability to develop and deliver commercially feasible products on a timely and competitive basis.

HISTORY OF OPERATING LOSSES; ANTICIPATION OF FUTURE LOSSES

  The Company is a development stage company and there can be no assurance that its product applications for cell therapy will be successful. The Company has not yet completed the development and clinical trials of any of its product candidates and, accordingly, has not yet begun to generate revenues from the commercialization of any of its product candidates. Aastrom was incorporated in 1989 and has experienced substantial operating losses since inception. As of June 30, 1998, the Company has incurred net operating losses totaling approximately $58.5 million. Such losses have resulted principally from costs incurred in the research and development of the Company's cell culture technologies and the AastromReplicell/(TM)/ System, general and administrative expenses, and the prosecution of patent applications. The Company expects to incur significant and increasing operating losses until product sales commence, primarily owing to the expansion of its research and development programs, including preclinical studies and clinical trials. The amount of future losses and when, if ever, the Company will achieve profitability, are uncertain. The Company's ability to achieve profitability will depend, among other things, on successfully completing the development of its product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, and raising sufficient funds to finance its activities. No assurance can be given that the Company's product development efforts will be successful, that required regulatory approvals will be obtained, that any of the Company's product candidates will be manufactured at a competitive cost and will be of acceptable quality, or that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained.

LIMITED SALES AND MARKETING CAPABILITIES; DEPENDENCE ON COLLABORATIVE RELATIONSHIPS

  The Company has limited internal sales, marketing and distribution capabilities. If any of the Company's product candidates are successfully developed and the necessary regulatory approvals are obtained, the Company intends to market such products through collaborative relationships with companies that have established sales, marketing and distribution capabilities. The Company has established a strategic alliance with Cobe for the worldwide distribution of the AastromReplicell/(TM)/ System for stem cell therapy and related uses. Cobe has the right to terminate its Distribution Agreement with the Company upon twelve months notice upon a change of control of the Company, other than to Cobe, or if Cobe determines that commercialization of the AastromReplicell/(TM)/ System for stem cell therapy on or prior to December 31, 1998 is unlikely. See "--Consequences of Cobe Relationship."

  The amount and timing of resources that Cobe commits to its strategic alliance activities with the Company are, to a significant extent, outside of the control of the Company. There can be no assurance that Cobe will pursue the marketing and distribution of the Company's products, continue to perform its obligations under its agreements with the Company or that the Company's strategic alliance with Cobe will result in the successful commercialization and distribution of the Company's technologies and product candidates. There can also be no assurance that Cobe will be successful in its efforts to market and distribute the Company's products for stem cell therapy. The suspension or termination of the Company's strategic alliance with Cobe or the failure of the strategic alliance to be successful may have a material adverse effect on the Company's business, financial condition and results of operations.

  Subject to the contractual requirements of the Cobe relationship, the Company will seek to enter into other agreements relating to the development and marketing of product candidates and in connection with such agreements may rely upon corporate partners to conduct clinical trials, seek regulatory approvals for, manufacture and market its potential products. There can be no assurance that the Company will be able to establish collaborative relationships for the development or marketing of the Company's product candidates on acceptable terms, if at all, and if such relationships are established, that they will be successful or sustained on a long-term basis. The inability of the Company to establish such collaborative relationships may require the Company to curtail its development or marketing activities with regard to its potential products which would have a material adverse effect on the Company's business, financial condition and results of operations.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

  To date, Aastrom has funded its operations primarily through the sale of equity securities and corporate collaborations. The Company anticipates that the net proceeds from the sale of the Series I Shares, together with the Company's available cash and expected interest income thereon, will be sufficient to finance the development and manufacture of the AastromReplicell/(TM)/ System for use in clinical trials, expanded clinical trials, other research and development and working capital and other corporate requirements until mid 1999. This estimate is based on certain assumptions which could be negatively impacted by the matters discussed under this heading and elsewhere under the caption "Business Risks." In order to grow and expand its business, and to introduce its product candidates into the marketplace, the Company will need, among other things, to raise additional funds. The development of the Company's products for the expansion of additional cell types will require the Company to raise additional funds or to seek collaborative partners, or both, to finance related research and development activities.

  The Company's future capital requirements will depend upon many factors, including, but not limited to, continued scientific progress in its research and development programs, costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions, competing technological and market developments, possible changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and effective commercialization activities and facilities expansions if and as required. Because of the Company's potential long-term funding requirements, it may attempt to access the public or private equity markets if and whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to the Company on reasonable terms, or at all. If adequate funds are not available, the Company may be required to delay or terminate research and development programs, curtail capital expenditures, and reduce business development and other operating activities. The Company intends to seek additional collaborative partners to assist in the development of certain of its products. If the Company is not successful in finding, entering into and maintaining such arrangements, its development efforts could be delayed. Furthermore, there can be no assurance that the Company will be able to implement collaborative development agreements under acceptable terms, if at all. Any of the foregoing capital constraints would have a material adverse effect on the Company's business, financial condition and results of operations. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

  The Company's products are potentially subject to regulation as medical devices under the Federal Food, Drug and Cosmetic Act, or as biological products under the Public Health Service Act, or both. Different regulatory requirements may apply to the Company's products depending on how they are categorized by the FDA under these laws. To date, the FDA has indicated that it intends to regulate the AastromReplicell/(TM)/ System for stem cell therapy as a Class III medical device through the Center for Biologics Evaluation and Research. However, there can be no assurance that the FDA will ultimately regulate the AastromReplicell/(TM)/ System for stem cell therapy as a medical device or that regulatory approval for such product will be obtained in a timely fashion or at all.

  Further, it is unclear whether the FDA will separately regulate the cell therapies derived from the AastromReplicell/(TM)/ System. The FDA is in the process of developing its requirements with respect to somatic cell therapy and gene cell therapy products, and recently proposed a new type of license for autologous cells manipulated ex vivo and intended for structural repair or reconstruction; autologous cells are cells obtained from, and administered to the same patient. This proposal may indicate that the FDA will impose a similar approval requirement on other types of autologous cellular therapies, such as autologous cells for stem cell therapy. Any such additional regulatory or approval requirement could significantly delay the introduction of the Company's product candidates to the market, and have a material adverse effect on the Company's business, financial condition and results of operations. Until the FDA issues definitive regulations covering the Company's product candidates, the regulatory guidelines or requirements for approval of such product candidates will continue to be subject to significant uncertainty.

  Before marketing, the AastromReplicell/(TM)/ System or other product candidates developed by the Company must undergo an extensive regulatory approval process. The regulatory process, which includes preclinical studies and clinical trials to establish safety and efficacy, takes many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent FDA approval. In addition, delays or rejections may be encountered based upon changes in FDA policy for medical product approvals during the period of product development, changes in FDA classification of the Company's products, and FDA regulatory review of applications submitted by the Company for product approval. Similar delays may also be encountered in foreign countries. There can be no assurance that, even after the expenditures of substantial time and financial resources, regulatory approval will be obtained for any products developed by the Company. Moreover, if regulatory approval of a product is obtained, such approval may be subject to limitations on the indicated uses for which it may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including a withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. Further, additional governmental regulation may be established which could prevent or delay regulatory approval of the Company's products.

  The Company believes that the AastromReplicell/(TM)/ System's components will be regulated in Europe as Class I Sterile, Class IIb and Class III medical devices, under the authority of the new Medical Device Directives ("MDD") being implemented by European Union ("EU") member countries. In order for the Company to market its products in Europe, it must obtain a CE Mark from a Notified Body to certify that the Company and its operations comply with certain minimum quality standards and compliance procedures, or, alternatively, that its manufactured products meet a more limited set of requirements. There can be no assurance that the Company and its suppliers will be able to meet these minimum requirements, or, if met, that the Company and its suppliers will be able to maintain such compliance. The result of such non-compliance would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance, however, that the AastromReplicell/(TM)/ System will ultimately be regulated in Europe as currently expected, and, if the AastromReplicell/(TM)/ System is not so regulated, the Company could be forced to obtain additional regulatory approvals and could be subject to additional regulatory requirements and uncertainty, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Government Regulations."

CONSEQUENCES OF COBE RELATIONSHIP

  Cobe is the largest single shareholder of the Company, beneficially owning approximately 20.2% of the outstanding Common Stock (prior to conversion of any 1998 Series Shares into Common Stock, but including the shares of Common Stock issuable upon conversion of the outstanding 5 1/2% Convertible Preferred Stock as of June 30, 1998). In addition, Cobe has certain preemptive rights to maintain its relative percentage ownership and voting interest in the Company. Cobe also has an option, until February 2000, to purchase from the Company an amount of Common Stock equal to 30% of the Company's fully diluted shares after the exercise of such option, at a purchase price equal to 120% of the public market trading price of the Company's Common Stock. If such option is exercised, Cobe would significantly increase its ownership interest in the Company and, as a consequence of such share ownership, obtain effective control of the Company. Such effective control would include the ability to influence the outcome of shareholder votes, including votes concerning the election of directors, the amendment of provisions of the Company's Restated Articles of Incorporation or Bylaws, and the approval of mergers and other significant transactions. Cobe also has been granted a "right of first negotiation" in the event that the Company determines to sell all, or any material portion, of its assets to another company or to merge with another company. Edward C. Wood, Jr., the President of Cobe BCT, is a director of the Company. Furthermore, the Company has agreed to use reasonable and good faith efforts to cause a nominee designated by Cobe to be elected to the Board of Directors for as long as Cobe owns at least 15% of the outstanding Common Stock. The existence of the foregoing rights or the exercise of such control by Cobe could have the effect of delaying, deterring or preventing certain takeovers or changes in control of the management of the Company, including transactions in which shareholders might otherwise receive a premium for their shares over then current market prices.

COMPETITION AND TECHNOLOGICAL CHANGE

  The Company is engaged in the development of medical products and processes which will face competition in a marketplace characterized by rapid technological change. Many of the Company's competitors have significantly greater resources than the Company, and have developed and may develop product candidates and processes that directly compete with the Company's products. Moreover, competitors that are able to achieve patent protection, obtain regulatory approvals and commence commercial sales of their products before the Company, and competitors that have already done so, may enjoy a significant competitive advantage. The Company's product development efforts are primarily directed toward obtaining regulatory approval to market the AastromReplicell/(TM)/ System for stem cell therapy. That market is currently dominated by the bone marrow harvest and PBSC collection methods. The Company's clinical data, although early, suggests that cells expanded in the AastromReplicell/(TM)/ System using its current process will enable hematopoietic recovery within the time frames currently achieved by bone marrow harvest, however, neutrophil and platelet recovery times may be slower than with PBSC collection methods. The Company is evaluating techniques and methods to optimize the cells produced in the AastromReplicell/(TM)/ System to reduce the recovery time of neutrophils and platelets in patients. There can be no assurance that if such procedure optimization does not lead to recovery times equal to or faster than those of PBSC collection methods, such outcome would not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the bone marrow harvest and PBSC collection methods have been widely practiced for a number of years and, recently, the patient costs associated with these procedures have begun to decline. There can be no assurance that the AastromReplicell/(TM)/ System method, if approved for marketing, will prove to be competitive with these established collection methods on the basis of hematopoietic recovery time, cost or otherwise. The Company also is aware of certain other products manufactured or under development by competitors that are used for the prevention or treatment of certain diseases and health conditions which the Company has targeted for product development. In particular, the Company is aware that competitors such as Amgen, Inc., CellPro, Incorporated, Novartis, A.G., VimRx Pharmaceuticals, Inc. and Rhone-Poulenc Rorer Inc. ("RPR") are in advanced stages of development of technologies and products for use in stem cell therapy and other market applications currently being pursued by the Company. In addition, Cobe, a significant shareholder of the Company, is a market leader in the blood cell processing products industry and, accordingly, a potential competitor of the Company. There can be no assurance that developments by others will not render the Company's product candidates or technologies obsolete or noncompetitive, that the Company will be able to keep pace with new technological developments or that the Company's product candidates will be able to supplant established products and methodologies in the therapeutic areas that are targeted by the Company. The foregoing factors could have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

  Aastrom's success depends in part on its ability, and the ability of its licensors, to obtain patent protection for its products and processes, preserve its trade secrets, defend and enforce its rights against infringement and operate without infringing the proprietary rights of third parties, both in the United States and in other countries. The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications of the Company or its licensors will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the patents that have been or may be issued to the Company or its licensors will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by the Company. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company's products or design around any patents that have been or may be issued to the Company or its licensors. Since patent applications in the United States are maintained in secrecy until patents issue, the Company also cannot be certain that others did not first file applications for inventions covered by the Company's and its licensors' pending patent applications, nor can the Company be certain that it will not infringe any patents that may issue to others on such applications. The Company relies on certain licenses granted by the University of Michigan for certain of its patent rights. If the Company breaches such agreements or otherwise fails to comply with such agreements, or if such agreements expire or are otherwise terminated, the Company may lose its rights under the patents held by the University of Michigan, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company also relies on trade secrets and unpatentable know-how which it seeks to protect, in part, by confidentiality agreements with its employees, consultants, suppliers and licensees. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

  The Company's success will also depend in part on its ability to develop commercially viable products without infringing the proprietary rights of others. The Company has not conducted freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse effect on the Company's ability to market its products or maintain its competitive position with respect to its products. If the Company's technology components, devices, designs, products, processes or other subject matter are claimed under the existing United States or foreign patents or are otherwise protected by third party proprietary rights, the Company may be subject to infringement actions. In such event, the Company may challenge the validity of such patents or other proprietary rights or be required to obtain licenses from such companies in order to develop, manufacture or market its products. There can be no assurance that the Company would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing the Company's proposed products or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company is required to defend itself against charges of patent infringement or to protect its own proprietary rights against third parties, substantial costs will be incurred regardless of whether the Company is successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject the Company to significant liabilities to third parties, and force the Company to curtail or cease its development and sale of its products and processes. See "Business-- Patents and Proprietary Rights."

NO ASSURANCE OF THIRD PARTY REIMBURSEMENT

  The Company's ability to successfully commercialize its product candidates will depend in part on the extent to which payment for the Company's products and related treatments will be available from government healthcare programs, such as Medicare and Medicaid, as well as private health insurers, health maintenance organizations and other third party payors. Government and other third-party payors are increasingly attempting to contain health care costs, in part by challenging the price of medical products and services. Reimbursement by third-party payors depends on a number of factors, including the payor's determination that use of the product is safe and effective, not experimental or investigational, medically necessary, appropriate for the specific patient and cost-effective. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process which will require the Company to provide scientific and clinical support of the use of each of the Company's products to each payor separately. Significant uncertainty exists as to the payments status of newly approved medical products, and there can be no assurance that adequate third-party payments will be available to enable the Company to establish or maintain price levels sufficient to realize an appropriate return on its investment in product development. If adequate payment levels are not provided by government and third-party payors for use of the Company's products, the market acceptance of those products will be adversely affected.

  There can be no assurance that reimbursement in the United States or foreign countries will be available for any of the Company's product candidates, that any reimbursement granted will be maintained, or that limits on reimbursement available form third-party payors will not reduce the demand for, or negatively affect the price of, the Company's products. The unavailability or inadequacy of third-party reimbursement for the Company's product candidates would have a material adverse effect on the Company. Finally, the Company is unable to forecast what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company's business.

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

PRODUCT LIABILITY AND LIMITED INSURANCE

  The Company faces an inherent business risk of exposure to product liability claims in the event that the use of the AastromReplicell/(TM)/ System during research and development efforts, including clinical trials, or after commercialization results in adverse effects. As a result, the Company may incur significant product liability exposure. There can be no assurance that existing insurance coverage will be adequate or that adequate insurance coverage for future clinical trials or commercial activities will be available at an acceptable cost, if at all, or that a product liability claim would not materially adversely affect the business, financial condition or results of operations of the Company.

DEPENDENCE ON KEY PERSONNEL

  The success of the Company depends in large part upon the Company's ability to attract and retain highly qualified scientific and management personnel. The Company faces competition for such personnel from other companies, research and academic institutions and other entities. There can be no assurance that the Company will be successful in hiring or retaining key personnel. See "Business-- Employees--Executive Officers of the Company."

SHARES ELIGIBLE FOR FUTURE SALE; POTENTIAL FOR DILUTION

   On July 2, 1998 the Company sold 5,000 shares of its newly created 1998 Series I Convertible Stock (the "Series I Stock") to one investor for an aggregate purchase price of $5 million. The shares of Series I Stock are convertible, at the option of the holder, into shares of the Company's Common Stock at the lower of (i) $4.81, or (ii) a price based on the market price of
the Company's Common Stock prior to conversion.   With limited exceptions, the
shares of Series I Stock are not convertible into Common Stock until March 30, 1999 and, subject to extension under certain circumstances, will automatically convert into Common Stock on July 2, 2001, unless converted sooner. In general, the Company may require the holders to convert the Series I Stock if the average closing bid price of the Company's Common Stock exceeds $9.62 for specified periods after July 2, 1999.

   Future sales of shares by existing stockholders and sales of substantial amounts of Common Stock in the public market following the conversion of the 1998 Series Shares could adversely affect the market price of the Company's Common Stock and the Company's ability to raise capital. Substantially all of the outstanding shares of Common Stock and the shares issuable upon the conversion of the various series of preferred stock of the Company are freely tradeable, subject to restrictions imposed by Rule 144 under the Securities Act of 1933, as amended, with respect to sales by affiliates.

   As of September 21, 1998, 5,000 of the Series I Shares were issued and outstanding, and none of the Series II Shares were outstanding, though the Selling Shareholder is obligated under the Purchase Agreement to purchase 3,000 Series II Shares upon satisfaction of certain conditions. The 1998 Series Shares are each convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of each 1998 Series Share (as such value is increased by a premium based on the number of days the 1998 Series Shares are held) by the then current conversion price (which is determined by reference to the then current market price). If circumstances were such that the Selling Shareholder was able to and did convert all of its Series I Shares as of September 21, 1998, the Selling Shareholder would have received 2,077,456 shares of Common Stock, but this number of shares could prove to be significantly greater in the event of a decrease in the trading price of the Common Stock. Purchasers of Common Stock could therefore experience substantial dilution of their investment upon conversion of the 1998 Series Shares. Similarly, issuance and sale of the shares of Common Stock upon conversion of the Series II Shares could result in substantial dilution of existing shareholders and could adversely affect the market price for the Common Stock. The 1998 Series Shares are not registered and may be sold only if registered under the Securities Act or sold in accordance with an applicable exemption from registration, such as Rule 144. The shares of Common Stock into which the 1998 Series Shares may be converted are being registered pursuant to a registration statement.

CONTROL BY EXISTING MANAGEMENT AND SHAREHOLDERS

   As of August 31, 1998, the Company's directors, executive officers, and certain principal shareholders, including Cobe, affiliated with members of the Board of Directors and their affiliates beneficially own approximately 29% of the outstanding shares of Common Stock (prior to conversion of any 1998 Series Shares into Common Stock, but including the shares of Common Stock issuable upon conversion of the outstanding 5 1/2% Convertible Preferred Stock). Accordingly, such shareholders, acting together, may have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's shareholders for approval. The voting power of these holders may discourage or prevent certain takeovers or changes in control of the management of the Company unless the terms are approved by such holders. See "Principal Shareholders."

POSSIBLE STOCK PRICE AND VOLUME VOLATILITY

   The trading price and volume of the Company's Common Stock has experienced significant volatility. The trading price and volume of the Common Stock and the price at which the Company may sell securities in the future could be subject to wide fluctuations in response to announcements of clinical results, research activities, technological innovations or new products by the Company or competitors, changes in government regulation, developments concerning proprietary rights, variations in the Company's operating results, announcements by the Company of regulatory developments, litigation, disputes concerning patents or proprietary rights or public concern regarding the safety, efficacy or other implications of the products or methodologies to be developed by the Company or its collaborators or enabled by the Company's technology, general market conditions, the liquidity of the Company or its ability to raise additional funds, and other factors or events. In addition, the stock market has experienced extreme fluctuations in price and volume. This volatility has significantly affected the market prices for securities of emerging technology companies for reasons frequently unrelated to or disproportionate to the operating performance of the specific companies. These market fluctuations, as well as shortfalls in revenue or earnings as compared with public market analysts' expectations, changes in such analysts' recommendations or projections and fluctuations in the stock markets generally, as well as sales or offers of the large amounts of Shares, may adversely affect the market price of the Common Stock. In addition, since the Company's initial public offering in February 1997, the average daily trading volume of the Common Stock on the Nasdaq National Market has generally been relatively low. There can be no assurance that a more active trading market will develop in the future.

ANTI-TAKEOVER EFFECT OF CHARTER AND BYLAW PROVISIONS AND MICHIGAN LAW

  The Company's Restated Articles of Incorporation authorize the Board of Directors to issue, without shareholder approval, an additional 2,792,000 shares of preferred stock with voting, conversion, and other rights and preferences that could materially and adversely affect the voting power or other rights of the holders of Common Stock. The issuance of preferred stock or of rights to purchase preferred stock could be used to discourage an unsolicited acquisition proposal. The Company's Bylaws contain procedural restrictions on director nominations by shareholders and the submission of other procedures required for director nominations and shareholder proposals could discourage a proxy contest, make more difficult the acquisition of a substantial block of Common Stock, or limit the price that investors might be willing to pay in the future for shares of Common Stock. The Company's Restated Articles of Incorporation eliminate the right of shareholders to act without a meeting, do not provide for cumulative voting in the election of directors and provide that the holders of at least two-thirds of the outstanding shares of Common Stock must approve certain transactions resulting in a change of control of the Company. In addition, certain provisions of Michigan laws applicable to the Company, including, but not limited to, provisions requiring class or series votes in certain circumstances with respect to proposed business combinations, could also delay or make more difficult a merger, tender offer or proxy contest involving the Company.

ABSENCE OF DIVIDENDS

  The Company has never paid cash dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's 5 1/2% Convertible Preferred Stock accrues a dividend at 5 1/2% per annum, payable, at the Company's option, in cash or through the issuance of shares of Common Stock of the Company. As of June 30, 1998, 72,940 shares have been issued as payment of this dividend.

FORWARD-LOOKING STATEMENTS

  This Report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, including, but not limited to, statements regarding: uncertainties related to product development and marketability; uncertainties related to clinical trials; manufacturing and supply uncertainties and dependence on third parties; history of operating losses and anticipation of future losses; limited sales and marketing capabilities and dependence on collaborative relationships; future capital needs and uncertainty of additional funding; uncertainty of regulatory approval and extensive government regulation; consequences of Cobe relationship; competition and technological change; uncertainty regarding patents and proprietary rights; no assurance of third party reimbursement; hazardous materials; and potential product liability and availability of insurance. These statements are subject to risks and uncertainties, including those set forth under this caption, and actual results could differ materially from those expressed or implied in these statements. All forward-looking statements included in this Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results might differ.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information relating to Company's financial statements as of June 30, 1996, 1997, and 1998 for each of the three years in the period ended June 30, 1998 and for the period from Inception to June 30, 1998 and the report of independent accountants are incorporated by reference to the Company's Annual Report to Shareholders as set forth under the caption "Financial Statements and Supplementary Data."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information relating to the Company's accountants is incorporated by reference to the Company's Annual Report to Shareholders as set forth under the caption "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

                                   PART III

     Certain information required by Part III is omitted from this Report, and is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its Annual Meeting of Shareholders to be held on November 11, 1998.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the directors of the Company is incorporated by reference to the Proxy Statement as set forth under the caption "General Information--Board of Directors." Information relating to the executive officers of the Company is set forth in Part I of this Report under the caption "Executive Officers of the Company."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

          1.  FINANCIAL STATEMENTS.

                    The information relating to the Company's financial statements is incorporated by reference to the Company's Annual Report to Shareholders under the caption "Financial Statements."

          2.  FINANCIAL STATEMENT SCHEDULE:

                    All schedules are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or Notes thereto.

          3.  EXHIBITS:

                    See Exhibit Index.

     (b)  REPORTS ON FORM 8-K:

              On July 15, 1998, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated July 15, 1998, which contains disclosure under Item 5.

                       REPORT OF INDEPENDENT ACCOUNTANTS

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 28, 1998           AASTROM BIOSCIENCES, INC.


                                    By:    /s/ R. Douglas Armstrong
                                       -----------------------------------------
                                           R. Douglas Armstrong, Ph.D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on September 28, 1998 by the following persons in the capacities indicated.


         Signature                                    Title
         ---------                                    -----

 /s/ R. Douglas Armstrong        President, Chief Executive Officer and Director
-------------------------------           (Principal Executive Officer)
R. Douglas Armstrong, Ph.D.

 /s/ Todd E. Simpson             Vice President, Finance & Administration, Chief
-------------------------------     Financial Officer, Secretary and Treasurer
Todd E. Simpson                    (Principal Financial and Accounting Officer)

 /s/ Robert J. Kunze             Chairman of the Board and Director
-------------------------------
Robert J. Kunze

 /s/ Stephen G. Emerson          Director
-------------------------------
Stephen G. Emerson, M.D., Ph.D.

 /s/ Mary L. Campbell            Director
-------------------------------
Mary L. Campbell

 /s/ Horst R. Witzel, Dr.-Ing    Director
-------------------------------
Horst R. Witzel, Dr.-Ing.

 /s/ Edward C. Wood, Jr.         Director
-------------------------------
Edward C. Wood, Jr.

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

10.27**#   Employee Proprietary Information and Invention Agreement, effective
           June 1, 1991, between the Company and R. Douglas Armstrong, Ph.D.

10.29**#   Employment Agreement, dated December 8, 1995, between the Company and
           Todd E. Simpson.

10.32**#   Employment Agreement, dated October 26, 1995, between the Company and
           Alan K. Smith, Ph.D.

10.38****# Second Amendment to Promissory Note payable to the Company by Stephen
           G. Emerson, M.D., Ph.D., dated June 30, 1997.

10.39****# Second Amendment to Promissory Note payable to the Company by R.
           Douglas Armstrong, Ph.D., dated June 30, 1997.

10.40****  Amendment to License and Supply Agreement, dated August 25, 1997, between Immunex Corporation and the Company.

10.41+ Manufacturing Supply Agreement, dated as of August 14, 1998,, by and between the Company and SeaMED Corporation.

10.42#%    Employment Agreement, dated August 10, 1998, by and between the
           Company and Bruce Husel.

10.42#     Employment Agreement, dated August 10, 1998, by and between the
           Company and William Odell.

10.43% Strategic Planning Consulting Services and Collaboration Agreement, dated October 7, 1997, between Burrill & Company, LLC and the
           Company.

11.1       Statement regarding computation of  net loss per share.

13.1       Annual Report to Shareholders.

23.1       Consent of PricewaterhouseCoopers LLP.

27.1       Financial Data Schedule.

_______________
* Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, as filed on March 7, 1997.

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

+     Confidential treatment has been requested as to a portion of this exhibit.

# Management contract or compensatory plan or arrangement covering executive officers or directors of the Company.