Form 10-Q
period 1998-09-30
AASTROM BIOSCIENCES INC
filed 1998-11-16
CIK 887359

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998, OR
                                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

Commission file number                  0-22025
                       ---------------------------------------------------------

                           AASTROM BIOSCIENCES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Michigan                                94-3096597
--------------------------------------     -------------------------------------
  (State or other jurisdiction of                  (I.R.S. employer
   incorporation or organization)                 identification no.)

      24 Frank Lloyd Wright Dr.
            P.O. Box 376
         Ann Arbor, Michigan                              48106
--------------------------------------     -------------------------------------
(Address of principal executive offices)                (Zip code)

                                (734) 930-5555
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

                                                [X] - Yes  [  ] - No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       COMMON STOCK, NO PAR VALUE                     13,771,556
                 (Class)                   Outstanding at November 1, 1998

                           AASTROM BIOSCIENCES, INC.

                         Quarterly Report on Form 10-Q
                              September 30, 1998

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements                                                       Page
                                                                                              ----
                   a)  Condensed Balance Sheets as of June 30, 1998 and September 30, 1998     3

                   b)  Condensed Statements of Operations for the three months ended September 30, 1997 and 1998 and for the period from
                       March 24, 1989 (Inception) to September 30, 1998                        4

                   c)  Condensed Statements of Cash Flows for the three months ended September 30, 1997 and 1998 and for the period from
                       March 24, 1989 (Inception) to September 30, 1998                        5

                   d)   Notes to Condensed Financial Statements                                6

Item 2.            Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                  8

Item 3.            Quantitative and Qualitative Disclosures About Market Risk                 *

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings                                                         *
Item 2.              Changes in Securities and Use of Proceeds                                15
Item 3.              Defaults Upon Senior Securities                                           *
Item 4.              Submission of Matters to a Vote of Security Holders                       *
Item 5.              Other Information                                                         *
Item 6.              Exhibits and Reports on Form 8-K                                         15

SIGNATURES                                                                                    16

EXHIBIT INDEX                                                                                 17


*No information is provided due to inapplicability of the item.

                        PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                           CONDENSED BALANCE SHEETS


                                                   June 30,       September 30,
                                                     1998             1998
                                                  -----------     -------------
Assets                                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                       $ 2,078,000     $ 6,121,000
  Short-term investments                            9,134,000       6,565,000
  Receivables                                         167,000         183,000
  Prepaid expenses                                    270,000         192,000
                                                  -----------     -----------
    Total current assets                           11,649,000      13,061,000

PROPERTY, NET                                         725,000         682,000
                                                  -----------     -----------
       Total assets                               $12,374,000     $13,743,000
                                                  ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses           $ 1,313,000     $ 1,350,000
  Accrued employee expenses                           150,000         150,000
  Current portion of capital lease obligations         65,000          48,000
                                                  -----------     -----------
    Total current liabilities                       1,528,000       1,548,000

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value; shares
  authorized  5,000,000; shares issued
  and outstanding 2,200,000 and
  2,205,000, respectively                           9,930,000      14,539,000
Common Stock, no par value; shares
  authorized  40,000,000; shares issued
  and outstanding 13,639,817 and
  13,771,098, respectively                         59,474,000      59,812,000
Deficit accumulated during the development stage  (58,897,000)    (62,479,000)
Stock purchase warrants                               335,000         335,000
Unrealized gains (losses) on investments                4,000         (12,000)
     Total shareholders' equity                    10,846,000      12,195,000
                                                  -----------     -----------
     Total liabilities and shareholders' equity   $12,374,000     $13,743,000
                                                  ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                   March 24, 1989
                                                        Three months ended         (Inception) to
                                                           September 30,            September 30,
                                                   ----------------------------
                                                      1997             1998             1998
                                                   ------------    ------------     -------------
REVENUES:
  Grants                                            $    13,000     $   163,000     $   2,183,000
  Research and development agreements                     3,000               -         2,389,000
                                                    -----------     -----------     -------------
    Total revenues                                       16,000         163,000         4,572,000
                                                    -----------     -----------     -------------

COSTS AND EXPENSES:
  Research and development                             3,243,000       3,093,000       57,023,000
  General and administrative                             613,000         651,000       12,551,000
                                                     -----------     -----------     ------------
    Total costs and expenses                           3,856,000       3,744,000       69,574,000
                                                     -----------     -----------     ------------

LOSS FROM OPERATIONS                                  (3,840,000)     (3,581,000)     (65,002,000)
                                                     -----------     -----------     ------------

OTHER INCOME (EXPENSE):
  Interest income                                        220,000         221,000        3,359,000
  Interest expense                                        (5,000)         (2,000)        (265,000)
                                                     -----------     -----------     ------------
    Other income                                         215,000         219,000        3,094,000
                                                     -----------     -----------     ------------

NET LOSS                                             $(3,625,000)    $(3,362,000)    $(61,908,000)
                                                     ===========     ===========     ============

COMPUTATION OF NET LOSS APPLICABLE
TO COMMON SHARES:

Net loss                                             $(3,625,000)    $(3,362,000)
  Dividends and yields on Preferred Stock                      -        (220,000)
                                                     -----------     -----------
Net loss applicable to Common Shares                 $(3,625,000)    $(3,582,000)
                                                     ===========     ===========
NET LOSS PER COMMON SHARE (Basic and
  Diluted)                                           $      (.27)    $      (.27)
                                                     ===========     ===========

Weighted average number of common and
  common equivalent shares outstanding                13,279,000      13,384,000
                                                     ===========     ===========


  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Three months ended               March 24, 1989
                                                                        September 30,                 (Inception) to
                                                                ------------------------------         September 30,
                                                                   1997               1998                 1998
                                                                -----------        -----------         -------------
OPERATING ACTIVITIES:
  Net loss                                                       $(3,625,000)       $(3,362,000)        $(61,908,000)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
      Depreciation and amortization                                  151,000             87,000            2,475,000
      Loss on property held for resale                                     -                  -              110,000
      Amortization of discounts and premiums on
        investments                                                  (50,000)           (47,000)            (430,000)
      Stock compensation expense                                      25,000              4,000            1,632,000
      Changes in assets and liabilities:
        Receivables                                                    2,000            (16,000)            (207,000)
        Prepaid expenses                                              33,000             78,000             (192,000)
        Accounts payable and accrued expenses                         98,000             37,000            1,350,000
        Accrued employee expenses                                    (15,000)                 -              150,000
                                                                 -----------        -----------         ------------
   Net cash used for operating activities                         (3,381,000)        (3,219,000)         (57,020,000)

INVESTING ACTIVITIES:
  Organizational costs                                                     -                  -              (73,000)
  Purchase of short-term investments                                (500,000)        (1,000,000)         (44,464,000)
  Maturities of short-term investments                             3,500,000          3,600,000           38,317,000
  Capital purchases                                                  (44,000)           (44,000)          (2,420,000)
  Proceeds from sale of property held for resale                           -                  -              400,000
                                                                 -----------        -----------         ------------
  Net cash provided by (used for) investing activities             2,956,000          2,556,000           (8,240,000)

FINANCING ACTIVITIES:
  Issuance of Preferred Stock                                              -          4,689,000           48,837,000
  Issuance of Common Stock                                            29,000             34,000           20,139,000
  Payments received for stock purchase rights                              -                  -            3,500,000
  Payments received under shareholder notes                                -                  -               31,000
  Principal payments under capital lease obligations                 (42,000)           (17,000)          (1,126,000)
                                                                 -----------        -----------         ------------
  Net cash provided by (used for) financing activities               (13,000)         4,706,000           71,381,000
                                                                 -----------        -----------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (438,000)         4,043,000            6,121,000

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                              1,943,000          2,078,000                    -
                                                                 -----------        -----------         ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                  $ 1,505,000        $ 6,121,000         $  6,121,000
                                                                 ===========        ===========         ============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                $     5,000        $     2,000         $    265,000
    Additions to capital lease obligations                                 -                  -            1,174,000


  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. ORGANIZATION

   Aastrom Biosciences, Inc. (the Company) was incorporated in March 1989 (Inception) under the name Ann Arbor Stromal, Inc. The Company changed its name in 1991 concurrent with the commencement of employee-based operations. The Company is in the development stage with its principal business activities being research and product development, conducted both on its own behalf and in connection with various collaborative research and development agreements with other companies, involving the development of processes and products for the ex vivo production of human cells for use in cell and ex vivo gene therapy.

2. BASIS OF PRESENTATION

   The condensed financial statements included herein have been prepared by the Company without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year or for any other period.

   These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

3. NET LOSS PER COMMON SHARE

   Net loss per common share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. Due to the automatic conversion of all previously outstanding preferred stock into Common Stock upon the completion of the initial public offering, such preferred stock is assumed to have been converted into Common Stock at the time of issuance.

   The computation of net loss per common share for the period ended September 30, 1998 reflects dividends and yields on the Company's outstanding shares of preferred stock which affect only the computation of net loss per common share and are not included in the computation of net loss for the period.

4.  COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which sets forth additional requirements for companies to report in the financial statements Comprehensive Income in addition to Net Income. The Company adopted SFAS 130 as of July 1, 1998 which did not have a material effect on the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since its inception, the Company has been in the development stage and engaged in research and product development, conducted principally on its own behalf but also in connection with various collaborative research and development agreements with other entities. The Company does not expect to generate positive cash flows from operations for at least the next several years and until product sales commence. Until product sales commence, the Company expects that its revenue sources will continue to be limited to grant revenue, research funding and milestone payments and licensing fees from potential future corporate collaborators. The timing and amount of such future cash payments and revenues, if any, will be subject to significant fluctuations, based in part on the success of the Company's research activities, the receipt of necessary regulatory approvals, the timing of the achievement of certain other milestones and the extent to which associated costs are reimbursed under grant or other arrangements. Substantially all of the Company's revenues from product sales, if any, will be subject to the Company's obligation to make aggregate royalty payments of up to 2% to certain licensors of its technology. Research and development expenses may fluctuate due to the timing of expenditures for the varying stages of the Company's research, product development and clinical development programs. Generally, product development expenses for the AastromReplicell/TM/ System are expected to decrease as the product approaches market launch and clinical development costs are expected to increase as the Company begins its U.S. pivotal clinical trials. In November 1998, the Company implemented a reduction in work force, affecting 19 staff positions and certain other contract positions, reducing overall operating expenses by approximately 15%. The reduction in headcount generally affected staff and operations that were not required for product manufacturing and support or to support the Company's clinical development programs. Under the Company's License Agreement with Immunex, annual renewal fees of $1,000,000 are payable in March 1999 and March 2000. As a result of these and other factors, the Company's results of operations have fluctuated and are expected to continue to fluctuate significantly from year to year and from quarter to quarter and therefore may not be comparable to or indicative of the result of operations for any future periods.

Over the past several years, the Company's net loss has primarily increased, consistent with the growth in the Company's scope and size of operations. Although the Company reduced its workforce in November 1998, a future growth in employee headcount may become necessary to address increasing requirements in the areas of product and customer support, research, clinical and regulatory affairs, quality systems and administration. Assuming capital is available to finance such growth, the Company's operating expenses will increase as a result. At least until such time as the Company enters into arrangements providing research and development funding or initiates product sales, the Company will
continue to incur net operating losses.   The Company has never been profitable
and does not anticipate having net income unless and until product sales commence.

Through September 30, 1998, the Company has accumulated losses of $61,908,000. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

RESULTS OF OPERATIONS

Three months ended September 30, 1998 and 1997

Total Revenues for the quarter increased to $163,000 in 1998 from $16,000 in 1997, reflecting activities under new research grants awarded to the Company.

Costs and expenses decreased to $3,744,000 in 1998 from $3,856,000 in 1997. The decrease in costs and expenses for the quarter reflects a decrease in research and development expense to $3,093,000 from $3,243,000 in 1997. The decrease in research and development expense is the result of a decline in product development activities for the AastromReplicell(TM) Cell Production System (System) as it approaches product completion and European market introduction, however, grant-related research expenses increased during 1998 reflecting
activities under newly awarded grants.   General and administrative expenses
increased slightly to $651,000 from $613,000 in 1997, primarily as a result of activities directed towards development of new business opportunities for the AastromReplicell(TM) System.

The Company's net loss decreased to $3,362,000 for the three months ended September 30, 1998, from $3,625,000 for the same period in 1997 reflecting a decrease in expenses and an increase in revenues in 1998.

Liquidity and capital resources

The Company has financed its operations since Inception primarily through public and private sales of its equity securities, which from Inception through September 30, 1998, have totaled approximately $74,351,000, and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have historically allowed the Company to maintain adequate levels of cash and other liquid investments.

The Company's combined cash, cash equivalents and short-term investments totaled $12,686,000 at September 30, 1998, an increase of $1,474,000 from June 30, 1998.
The primary uses of cash, cash equivalents and short-term investments during the three months ended September 30, 1998, included $3,172,000 to finance the Company's operations and working capital requirements and $44,000 in capital equipment additions. The Company plans to continue its policy of investing excess funds in short-term, investment-grade, interest-bearing instruments.

In July 1998, the Company completed the sale of $5,000,000 of its 1998 Series I Convertible Preferred Stock, yielding 5.5% per annum (1998 Preferred Stock). The conversion price of the 1998 Preferred Stock is based on the market price of the Company's common stock during a pricing period preceding conversion, up to a maximum conversion price of $4.81 per share and automatically converts in July 2001 or earlier upon certain events. With limited exceptions, during the nine-month period ending in April 1999, the 1998 Preferred Stock is convertible only after the market price of the Company's common stock equals or exceeds $4.81 per share. Additionally, the Company and the investor have agreed to a second closing for an additional $3,000,000, under similar terms, if certain requirements are met, including trading volume of the Company's Common Stock at a price above $6.00 per share.

The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, the cost of product commercialization and the degree of market acceptance of the Company's products. The Company does not expect to generate a positive cash flow from operations for at least the next several years due to continuing expenses for its research and development programs and the expected cost of commercializing its product candidates. The Company intends to seek additional funding through research and development agreements with suitable corporate collaborators, grants and through public or private financing transactions. The Company anticipates that its available cash resources and expected interest income thereon, will be sufficient to finance the development and manufacture of the AastromReplicell(TM) System for use in clinical trials, expanded clinical trials, other research and development and working capital and other corporate requirements through mid-1999. This estimate is based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption "Business Risks" in the Company's Annual Report on Form 10-K. The Company expects that its primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of its debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect the Company's ability to raise additional funding, including, but not limited to, market volatility of the Company's common stock and economic conditions affecting the public markets generally or some portion or all of the technology sector. If adequate funds are not available, the Company may be required to further delay, reduce the scope of, or eliminate one or more of its research and development programs, which may have a material adverse effect on the Company's business. See "Business Risks--Future Capital Needs; Uncertainty of Additional Funding" in the Company's 1998 Annual Report on Form 10-K and Notes to Financial Statements included therein.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130), which sets forth additional requirements for companies to report in the financial statements Comprehensive Income in addition to Net Income. The Company adopted SFAS 130 as of July 1, 1998 which did not have a material effect on the accompanying financial statements.

CERTAIN BUSINESS CONSIDERATIONS

Commercialization of the Company's technology and product candidates, including its lead product candidate, the AastromReplicell(TM) System, will require substantial additional research and development by the Company as well as substantial clinical trials. There can be no assurance that the Company will successfully complete development of the AastromReplicell(TM) System or its other product candidates, or successfully market its technologies or product candidates, which lack of success would have a material adverse effect on the Company's business, financial condition and results of operations. The Company or its collaborators may encounter problems or delays relating to research and development, market development, clinical trials, regulatory approval and intellectual property rights of the Company's technologies and product candidates. The Company's initial product development efforts are primarily directed toward obtaining regulatory approval to market the AastromReplicell(TM) System as an alternative to currently used stem cell collection methods. These existing stem cell collection methods have been widely practiced for a number of years, and there can be no assurance that any of the Company's technologies or product candidates will be accepted by the marketplace as readily as these or other competing processes and methodologies, or at all. The Company also plans to pursue through strategic relationships, clinical applications of the AastromReplicell(TM) System into emerging cell therapies being developed by others. There can be no assurance that such strategic relationships, if established, will successfully lead to commercial applications of the AastromReplicell(TM) System.

In 1993 the Company entered into a product Distribution Agreement (the "Distribution Agreement") with Cobe BCT Inc. ("Cobe"). The Distribution Agreement provided Cobe with worldwide marketing and distribution rights for the AastromReplicell(TM) System and related therapy kits for use in the field of stem cell therapy. The Company is preparing for the initial market introduction of the AastromReplicell(TM) System and related therapy kits for the production of either bone marrow derived cells or the expansion of umbilical cord blood
cells used in stem cell therapy.   The Company believes that upon completion of
the AastromReplicell(TM) System for stem cell therapy, additional therapy kits can be pursued for a number of emerging cell therapies being developed by others. Such other cell therapy applications are outside of the scope of the Distribution Agreement and outside of Cobe's current area of focus.
Accordingly, the Company and Cobe have terminated the Distribution Agreement effective, November 16, 1998 and agreed to a transition process to support the initial European launch of the AastromReplicell(TM) System and related stem cell therapy kits where Cobe will provide import/export distribution and service support to the Company which will lead the customer marketing effort. The Company believes that this action, which brings rights to all fields of use to the Company, will allow a consolidated marketing plan to be implemented for the AastromReplicell(TM) System product line. The AastromReplicell(TM) System consists of an automated clinical system designed to enable hospitals to produce patient-specific cells for use in the treatment of a broad range of diseases. The Company believes that with diverse fields of use, the overall market development and customer interface plans will benefit from the consolidation of the product line under disease-specific programs. There can be no assurance that the Company will be able to enter into a new marketing and distribution relationship on acceptable terms with another partner, if at all, or that if such a marketing and distribution partnership is achieved, it will result in the successful commercialization and distribution of the Company's technologies and product candidates. Failure to enter into such a new relationship, and any delay in the planning or implementation of distribution or marketing activities while a new partnership is sought, will have a material adverse effect on the Company's business, financial condition and results of operations.

The approval of the United States Food and Drug Administration (the "FDA") will be required before any commercial sales of the Company's product candidates may commence in the United States. The Company is currently conducting pre-pivotal clinical trials to demonstrate the safety and biological activity of patient-derived cells or umbilical cord blood cells produced in the AastromReplicell(TM) System in a limited number of patients. If the results from these pre-pivotal trials are successful, the Company intends to use these results to support a limited market introduction of the AastromReplicell(TM) System in Europe and to seek clearance from the FDA to commence one or more pivotal clinical trials.
The patients enrolled in these pre-pivotal trials and future trials will have undergone extensive chemotherapy or radiation therapy treatments prior to infusion of cells produced in the AastromReplicell(TM) System. Such treatments will have substantially weakened these patients and may have irreparably damaged their hematopoietic systems. Due to these and other factors, it is possible that these patients may die or suffer severe complications during the course of the current pre-pivotal trials or future trials. For example, in the trials to date, patients who have been in the transplant recovery process have died from complications related to the patient's clinical condition that, according to the physicians involved, were unrelated to the AastromReplicell(TM) System procedure. The Company may experience delays in patient accruals in its current pre-pivotal clinical trials or in future clinical trials, which could result in increased costs associated with the clinical trials or delays in receiving regulatory approvals and commercialization, if any. The results of preclinical studies and early clinical trials of the Company's product candidates may not necessarily be indicative of results that will be obtained from subsequent or more extensive clinical trials. Further, there can be no assurance that pre-pivotal or pivotal clinical trials of any of the Company's product candidates will demonstrate the safety, reliability and efficacy of such products, or of the cells produced in such products, to the extent necessary to obtain required regulatory approvals or market acceptance. There can be no assurance that, even after the expenditures of substantial time and financial resources, regulatory approval will be obtained for any products developed by the Company.

The AastromReplicell(TM) System components, are currently being regulated in Europe as a Class I Sterile or Class IIb medical device, under the authority of the new Medical Device Directives ("MDD") being implemented by European Union ("EU") member countries. In order for the Company to market its products in Europe, it must obtain permission from a Notified Body to affix the CE Mark which certifies that the Company and its operations comply with certain minimum quality standards and compliance procedures, or, alternatively, that its manufactured products meet a more limited set of requirements. Additionally, the Company may be required to comply with certain country-specific regulations in order to market its products. The Company has received approval to affix the CE Mark to the AastromReplicell(TM) System instrumentation platform and approvals are pending for the first two therapy kits to be used with the AastromReplicell(TM) instrumentation platform for the production of either bone marrow derived cells and the expansion of umbilical cord blood cells. There can be no assurance that the Company and its suppliers will be able to obtain such pending approvals or to meet the minimum requirements necessary to maintain such compliance. Upon the completion of production-level manufacturing, the CE Mark will permit market introduction of the AastromReplicell(TM) System. The inability to complete the transition to production-level manufacturing of the AastromReplicell(TM) System or non-compliance with the ongoing regulatory requirements to permit commercialization would have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that the AastromReplicell(TM) System will continue to be regulated in Europe under its current status. If the AastromReplicell(TM) is not so regulated, the Company could be forced to obtain additional regulatory approvals and could be subject to additional regulatory requirements and uncertainty, which would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company currently arranges for the manufacture of its product candidates and their components, including certain cytokines, serum and media, with third parties, and expects to continue to do so for the foreseeable future. There can be no assurance that the Company's supply of such key cytokines, components, product candidates and other materials will not become limited, be interrupted or become restricted to certain geographic regions. There can also be no assurance that the Company will be able to obtain alternative components and materials from other manufacturers of acceptable quality, or on terms or in quantities acceptable to the Company, if at all. Additionally, there can be no assurance that the Company will not require additional cytokines, components and other materials to manufacture, use or market its product candidates, or that necessary key components will be available for use by the Company in the markets where it intends to sell its products. In the event that any of the Company's key manufacturers or suppliers fail to perform their respective obligations or the Company's supply of such cytokines, components or other materials becomes limited or interrupted, the Company would not be able to market its product candidates on a timely and cost-competitive basis, if at all, which would have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the compounds used by the Company in its current stem cell expansion process involve the use of animal derived products. The availability of these compounds for clinical and commercial use may become limited by suppliers or restricted by regulatory authorities, which may impose a potential competitive disadvantage for the Company's products compared to competing products and procedures. There can be no assurance that the Company will not experience delays or disadvantages related to the future availability of such materials which would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is a development stage company and there can be no assurance that its product candidates for cell therapy will be successful. The Company has not yet completed the development and clinical trials of any of its product candidates and, accordingly, has not yet begun to generate revenues from the commercialization of any of its product candidates. The Company expects to incur significant operating losses until commercialization of its product candidates, primarily owing to its research and development programs, including pre-clinical studies and clinical trials. The development of the Company's products will require the Company to raise substantial additional funds or to seek collaborative partners, or both, to finance related research and development activities. Because of the Company's potential long-term funding requirements, it may attempt to access the public or private equity markets if and whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to the Company on reasonable terms, or at all. Several factors will affect the Company's ability to raise necessary additional funding, including market volatility of the Company's stock and economic conditions affecting the public markets generally or some portion or all of the technology sector. If adequate funds are not available, the Company may again be required to delay or terminate research and development programs, curtail capital expenditures, and reduce business development and other operating activities.

In July 1998 the Registrant sold 5,000 shares of its newly created 1998 Series I Convertible Preferred Stock (the "Series I Preferred") to one investor for an aggregate purchase price of $5 million. The shares of Series I Preferred are convertible, at the option of the holder, into shares of the Registrant's Common Stock at the lower of (i) $4.81, or (ii) a price based on the market price of
the Registrant's Common Stock prior to conversion.   With limited exceptions,
the shares of Series I Preferred are not convertible into Common Stock until April 1999 and, subject to extension under certain circumstances, will automatically convert into Common Stock on July 2, 2001, unless sooner converted. In general, the Registrant may require the holders to convert the Series I Preferred if the average closing bid price of the Registrant's Common Stock exceeds $9.62 for specified periods beginning in July 1999. In connection with the sales of Series I Preferred, the investor agreed to purchase an additional $3 million of a new series of Preferred Stock (to be designated 1998 Series II Convertible Preferred Stock) if the Common Stock of the Registrant trades at a price greater than $6.00 for a specified duration during the period ending in August, 1999.

Many currently installed computer systems and software products are not capable of distinguishing 20th century dates from 21st century dates. As a result, in less than two years, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists in the software and information services industries concerning the scope and magnitude of problems associated with the century change. In light of the potentially broad effects of the year 2000 on a wide range of business systems, the Company may be affected.

The Company utilizes and is dependent upon data processing computer hardware and software to conduct its business. The Company has completed its assessment of its own computer systems and based upon this assessment, the Company believes its computer systems are substantially "Year 2000 compliant;" this is, capable of adequately distinguishing 21st century dates from 20th century dates. However, there can be no assurance that the Company has timely identified or will timely identify and remediate all significant Year 2000 problems in its own computer systems, that remedial efforts subsequently made will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition.

The Company has yet to determine the extent of or completed activities to minimize the risk that the computer systems of the Company's suppliers and manufactures are not Year 2000 compliant, or will not become compliant on a timely basis. The Company expects that the process of making inquiries with these suppliers will be ongoing through the end of 1999. If Year 2000 problems prevent any of the Company's suppliers from timely delivery of products or services required by the Company, the Company's operating results could be materially adversely affected. The Company currently estimates that its costs to address the Year 2000 issue relating to its suppliers will not be material, and that these costs will be funded from its operating cash flows. To the extent practical, the Company intends to identify alternative suppliers and manufactures in the event its preferred suppliers become incapable of timely delivering products or services required by the Company. The Company's estimates of Year 2000 costs relating to its suppliers and manufactures are management's best estimates, which were derived from numerous assumptions of future events, including the continued availability of certain resources, third party remediation plans with regard to Year 2000 issues, and other factors. There can be no assurance that these estimates are correct and actual results could differ materially from these estimates.

These business considerations, and others, are discussed in more detail and should be read in conjunction with the Business Risks discussed in the Company's Annual Report of Form 10-K.

                          PART II - OTHER INFORMATION


Item 2. -  Changes in Securities and Use of Proceeds

(c) In December 1997, the Company issued 2,200,000 shares of its 5.5% Convertible Preferred Stock ("Preferred Stock") in a registered direct placement at a price of $5.00 per share.

     Dividends on the Preferred Stock are cumulative, accrue on a quarterly basis (on the last day of March, June, September and December of each year) at an annual rate of $.275 per share and are payable within 30 days of each accrual date. The payment of such dividends is senior in priority to dividends on the Common Stock and must be on at least a pari passu basis with any other series of preferred stock of the Company. At the Company's option, the Company may pay dividends in either cash or shares of Common Stock, valued on the basis of the then current market price of such shares. In September 1998, the Company issued 75,628 shares of Common Stock valued at approximately $151,000 in payment of the quarterly dividend declared as of September 30, 1998. Such shares were issued to the holders of the Preferred Stock pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof.

Item 6. - Exhibits and Reports on Form 8-K

(a)   Exhibits
      --------

         See Exhibit Index.

(b)   Reports on Form 8-K
      -------------------

         The Company filed a Form 8-K on July 15, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AASTROM BIOSCIENCES, INC.


Date:   November 16, 1998    /s/ R. Douglas Armstrong
                             -------------------------------------------
                             R. Douglas Armstrong, Ph.D.
                             President, Chief Executive Officer
                                    (Principal Executive Officer)

Date:   November 16, 1998    /s/ Todd E. Simpson
                             -------------------------------------------
                             Todd E. Simpson
                             Vice President, Finance and Administration,
                                Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Number      Description
--------------      -----------

3.1*         Restated Articles of Incorporation of the Company.
3.2**        Bylaws of the Company.
4.1**        Amended and Restated Investors' Rights Agreement, dated April 7,
             1992.
4.2***       Certificate of Designations Preferences and Rights of 1998 Series I
             Preferred Stock
4.3***       Securities Purchase Agreement, dated July 2, 1998, by and between the Company and RGC International Investors, LDC ("RGC")
4.4***       Registration Rights Agreement dated July 2, 1998, by and between the Company and RGC
19.1****     Annual Report to Shareholders.
22.1*****    Definitive Proxy Statement.
27.1         Financial Data Schedule.

________________________

*        Incorporated by reference to the Company's Quarterly Report on
         Form 10-Q for the quarter ended December 31, 1996, as filed on
         March 7, 1997.
** Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.
***      Incorporated by reference to the Company's Form 8-K filed on July 15,
         1998.
**** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 .
*****    Filed with the Commission on October 13, 1998.