Form 10-Q
period 1999-03-31
AASTROM BIOSCIENCES INC
filed 1999-05-14
CIK 887359

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999, OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

Commission file number                0-22025
                       ---------------------------------------------------------

                            AASTROM BIOSCIENCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Michigan                                         94-3096597
-------------------------------                    -----------------------------
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                         identification no.)


   24 Frank Lloyd Wright Dr.
          P.O. Box 376
      Ann Arbor, Michigan                                      48106
-------------------------------                    -----------------------------
(Address of principal executive                              (Zip code)
            offices)

                                 (734) 930-5555
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                        [X] - Yes      [_] - No
              Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     COMMON STOCK, NO PAR VALUE                             16,930,167
               (Class)                             Outstanding at May 11, 1999

                           AASTROM BIOSCIENCES, INC.
                         Quarterly Report on Form 10-Q
                                March 31, 1999

                               TABLE OF CONTENTS




                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

           a)  Condensed Balance Sheets as of June 30, 1998 and March 31, 1999              3

           b)  Condensed Statements of Operations for the three and nine months ended March 31, 1998 and 1999 and for the period from March 24, 1989
               (Inception) to March 31, 1999                                                4

           c)  Condensed Statements of Cash Flows for the nine months ended March
               31, 1998 and 1999 and for the period from March 24, 1989 (Inception)
               to March 31, 1999                                                            5

           d)  Notes to Condensed Financial Statements                                      6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                     8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                       15

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                16
Item 2.   Changes in Securities and Use of Proceeds                                        16
Item 3.   Defaults Upon Senior Securities                                                  16
Item 4.   Submission of Matters to a Vote of Security Holders                              16
Item 5.   Other Information                                                                16
Item 6.   Exhibits and Reports on Form 8-K                                                 16

SIGNATURES                                                                                 17

EXHIBIT INDEX                                                                              18

                        PART I - FINANCILA INFORMATION

Item 1. Financial Statements

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                           CONDENSED BALANCE SHEETS

                                                               June 30,         March 31,
                                                                 1998             1999
                                                           --------------    --------------
ASSETS                                                                         (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                              $    2,078,000    $    6,435,000
    Short-term investments                                      9,134,000         1,000,000
    Receivables                                                   167,000           157,000
    Inventory                                                           -           592,000
    Prepaid expenses                                              270,000           192,000
                                                           --------------    --------------
       Total current assets                                    11,649,000         8,376,000

PROPERTY, NET                                                     725,000           562,000
                                                           --------------    --------------
         Total assets                                      $   12,374,000    $    8,938,000
                                                           ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                  $    1,313,000    $      964,000
    Accrued employee expenses                                     150,000           179,000
    Current portion of capital lease obligations                   65,000            12,000
                                                           --------------    --------------
       Total current liabilities                                1,528,000         1,155,000

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; shares
    authorized - 5,000,000; shares
    issued and outstanding 2,200,000
    and 4,000, respectively                                     9,930,000         3,797,000
Common stock, no par value; shares
    authorized - 40,000,000; shares
    issued and outstanding - 13,639,817
    and 16,928,500, respectively                               59,474,000        72,166,000
Deficit accumulated during the development stage              (58,897,000)      (68,180,000)
Stock purchase warrants                                           335,000                 -
Unrealized gains on investments                                     4,000                 -
                                                           --------------    --------------
    Total shareholders' equity                                 10,846,000         7,783,000
                                                           --------------    --------------
         Total liabilities and shareholders' equity        $   12,374,000    $    8,938,000
                                                           ==============    ==============


  The accompanying notes are an integral part of these financial statements.

                            AASTROM BIOSCIENCES, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                              March 24, 1989
                                                     Three months ended               Nine months ended       (Inception) to
                                                           March 31,                   March 31,                  March 31,
                                                   -------------------------    -------------------------
                                                       1998          1999          1998           1999              1999
                                                  -----------    -----------  ------------   ------------      ------------
REVENUES:
    Grants                                        $    80,000   $    251,000   $   142,000    $   621,000      $  2,641,000
    Research and development
       agreements                                            -             -         3,000              -         2,389,000
                                                  -----------    -----------  ------------   ------------      ------------
       Total revenues                                  80,000        251,000       145,000        621,000         5,030,000
                                                  -----------    -----------  ------------   ------------      ------------

COSTS AND EXPENSES:
    Research and development                        4,966,000      3,005,000    11,997,000      9,263,000        63,193,000
    General and administrative                        722,000        669,000     2,218,000      2,016,000        13,916,000
                                                  -----------    -----------  ------------   ------------      ------------
       Total costs and expenses                     5,688,000      3,674,000    14,215,000     11,279,000        77,109,000
                                                  -----------    -----------  ------------   ------------      ------------

LOSS FROM OPERATIONS                               (5,608,000)    (3,423,000)  (14,070,000)   (10,658,000)      (72,079,000)
                                                  -----------    -----------  ------------   ------------      ------------

OTHER INCOME (EXPENSE):
    Other income                                            -              -             -      1,237,000         1,237,000
    Interest income                                   256,000        117,000       692,000        480,000         3,618,000
    Interest expense                                   (3,000)        (1,000)      (10,000)        (4,000)         (267,000)
                                                  -----------    -----------  ------------   ------------      ------------
       Other income                                   253,000        116,000       682,000      1,713,000         4,588,000
                                                  -----------    -----------  ------------   ------------      ------------

NET LOSS                                          $(5,355,000)   $(3,307,000) $(13,388,000)   $(8,945,000)     $(67,491,000)
                                                  ===========    ===========  ============   ============      ============

COMPUTATION OF NET LOSS APPLICABLE TO
    COMMON SHARES:

    Net loss                                      $(5,355,000)   $(3,307,000) $(13,388,000)   $(8,945,000)
    Dividends and yields on preferred
      stock                                          (152,000)       (55,000)     (199,000)      (338,000)
    Charge related to issuance of
        preferred stock                                     -              -    (3,439,000)             -
                                                  -----------    -----------  ------------    -----------
Net loss applicable to Common Shares              $(5,507,000)   $(3,362,000) $(17,026,000)   $(9,283,000)
                                                  ===========    ===========  ============    ===========
NET LOSS PER COMMON SHARE (Basic and
    Diluted)                                      $      (.41)   $      (.20) $      (1.28)   $      (.63)
                                                  ===========    ===========  ============    ===========

Weighted average number of common
    and common equivalent shares
    outstanding                                    13,306,000     16,505,000    13,284,000     14,808,000
                                                  ===========     ==========    ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                                   March 24, 1989
                                                                                          Nine months ended        (Inception) to
                                                                                              March 31,               March 31,
                                                                                    -----------------------------
                                                                                        1998             1999           1999
                                                                                    --------------   ------------   ------------
OPERATING ACTIVITIES:
 Net loss                                                                             $(13,388,000)   $(8,945,000)   $(67,491,000)
 Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                         434,000        236,000       2,624,000
     Loss on property held for resale                                                            -              -         110,000
     Amortization of discounts and premiums on investments                                (132,000)       (70,000)       (453,000)
     Expense related to stock and stock options granted                                    372,000      1,110,000       2,738,000
     Changes in assets and liabilities:
       Receivables                                                                         (30,000)        10,000        (181,000)
       Inventory                                                                                 -       (592,000)       (592,000)
       Prepaid expenses                                                                    (64,000)        78,000        (192,000)
       Accounts payable and accrued expenses                                             1,295,000       (349,000)        964,000
       Accrued employee expenses                                                            27,000         29,000         179,000
                                                                                    --------------   ------------   -------------
 Net cash used for operating activities                                                (11,486,000)    (8,493,000)    (62,294,000)

INVESTING ACTIVITIES:
 Organizational costs                                                                            -              -         (73,000)
 Purchase of short-term investments                                                    (10,353,000)    (1,000,000)    (44,464,000)
 Maturities of short-term investments                                                   12,800,000      9,200,000      43,917,000
 Capital purchases                                                                        (184,000)       (73,000)     (2,449,000)
 Proceeds from sale of property held for resale                                                  -              -         400,000
                                                                                    --------------   ------------   -------------
 Net cash provided by (used for) investing activities                                    2,263,000      8,127,000      (2,669,000)

FINANCING ACTIVITIES:
 Issuance of preferred stock                                                             9,930,000      4,689,000      48,837,000
 Issuance of common stock                                                                  126,000         87,000      20,192,000
   Payments received for stock purchase rights                                                   -              -       3,500,000
 Payments received under shareholder notes                                                       -              -          31,000
 Principal payments under capital lease obligations                                       (105,000)       (53,000)     (1,162,000)
                                                                                    --------------   ------------   -------------
 Net cash provided by financing activities                                               9,951,000      4,723,000      71,398,000
                                                                                    --------------   ------------   -------------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                                                               728,000      4,357,000       6,435,000

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                     1,943,000      2,078,000               -
                                                                                    --------------   ------------   -------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                                        $  2,671,000    $ 6,435,000    $  6,435,000
                                                                                    ==============   ============   =============

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                                        $     10,000    $     4,000    $    267,000
 Additions to capital lease obligations                                                          -              -       1,174,000


  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (A development stage company)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Organization

   Aastrom Biosciences, Inc. (the "Company") was incorporated in March 1989 and is in the development stage with its principal business activities being research and product development, conducted both on its own behalf and in connection with various collaborative research and development agreements with others, involving the development of processes and products for the ex vivo production of human cells for use in cell and ex vivo gene therapy.

2. Basis of Presentation

   The condensed financial statements included herein have been prepared by the Company without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year or for any other period.

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

4. LICENSE AND SUPPLY AGREEMENT

   In February 1999 the Company and Immunex Corporation ("Immunex"), amended the License and Supply Agreement (the "Agreement"), entered into in March 1996, to provide for the issuance of $1,100,000 in common stock by the Company to Immunex as payment for the $1,000,000 renewal fee due in March 1999 under the Agreement. The accompanying financial statements reflect a charge to research and development expense of $1,100,000 relating to a total of 425,071 shares of common stock issued to Immunex in fulfillment of this payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since its inception, the Company has been in the development stage and engaged in research and product development, conducted principally on its own behalf, but also in connection with various collaborative research and development agreements with other entities. The Company has commenced its initial product launch in Europe of the AastromReplicell(TM) Cell Production System (System), but does not expect to generate positive cash flows from operations for at least the next several years. Until product sales commence, the Company expects that its revenue sources will continue to be limited to grant revenue and research funding, milestone payments and licensing fees from potential future corporate collaborators. The timing and amount of such future cash payments and revenues, if any, will be subject to significant fluctuations, based in part on the success of the Company's research activities, the receipt of necessary regulatory approvals, the timing of the achievement of certain other milestones and the extent to which associated costs are reimbursed under grant or other arrangements. A portion of the Company's revenues from product sales, if any, will be subject to the Company's obligation to make aggregate royalty payments of up to 2% to certain licensors of its technology. Research and development expenses may fluctuate due to the timing of expenditures for the varying stages of the Company's research, product development and clinical development programs. Generally, product development expenses for the AastromReplicell(TM) System have decreased as the product progresses into market launch and clinical development costs are expected to increase as the Company begins its U.S. pivotal clinical trials. Additionally, marketing and general and administrative expenses are expected to increase in support of European marketing activities. Under the Company's license agreement with Immunex, the $1,000,000 annual renewal fee that was due in March 1999 was paid through the issuance of $1,100,000 of the Company's common stock. An additional $1,000,000 renewal fee is due in March 2000. As a result of these and other factors, the Company's results of operations have fluctuated and are expected to continue to fluctuate significantly from year to year and from quarter to quarter and therefore may not be comparable to or indicative of the result of operations for any future periods.

Over the past several years, the Company's net loss has primarily increased, consistent with the growth in the Company's scope and size of operations. Although the Company reduced its workforce in November 1998, a future growth in employee headcount may become necessary to address increasing requirements in the areas of product and customer support, research, clinical and regulatory affairs, quality systems and administration. Assuming capital is available to finance such growth, the Company's operating expenses will increase as a result. At least until such time as the Company enters into arrangements providing research and development funding or initiates product sales, the Company will
continue to incur net operating losses.   The Company has never been profitable
and does not anticipate having net income unless and until product sales commence. Through March 31, 1999, the Company has accumulated losses of $67,491,000. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

RESULTS OF OPERATIONS

Three and nine months ended March 31, 1999 and 1998

Total revenues for the quarter and nine-month periods ended March 31, 1999 consisted of grant funding and increased to $251,000 and $621,000, respectively, from $80,000 and $145,000, compared to the same periods in 1998. The increases in revenues for the periods ended March 31, 1999 are the result of an in increase in research activities under research grants received by the Company.

Costs and expenses decreased to $3,674,000 for the quarter ended March 31, 1999 from $5,688,000 for the same period in 1998, and decreased to $11,279,000 for the nine-month period ended March 31, 1999 compared to $14,215,000 in 1998. The decreases in costs and expenses were principally the result of decreases in research and development expense to $3,005,000 and $9,263,000 for the quarter and nine months ended March 31, 1999, respectively, from $4,966,000 and $11,997,000 for the same periods in 1998. General and administrative expenses also decreased to $669,000 and $2,016,000 for the quarter and nine months ended March 31, 1999, from $722,000 and $2,218,000, for the same periods in 1998, primarily as a result of certain non-cash charges incurred in 1998.

Interest income was $117,000 for the quarter ended March 31, 1999, compared to $256,000 for the same period in 1998, and was $480,000 for the nine months ended March 31, 1999, compared to $692,000 for the same period ending in 1998. These decreases primarily reflect an overall decrease in the levels of cash, cash equivalents and short-term investments during the periods.

Net loss for the quarter ended March 31, 1999 was $3,307,000, or $.20 per common share, compared to a net loss of $5,355,000, or $.41 per common share for the same period in 1998. Net loss for the nine months ended March 31, 1999 was $8,945,000, or $.63 per common share compared to $13,388,000, or $1.28 per common share in 1998. The net loss for the nine-month period ended March 31, 1999 includes other income of $1,237,000 representing a one-time payment received from Cobe in connection with the termination of the Company's marketing and distribution agreement with Cobe in November 1998. The computation of net loss per common share for the nine months ended March 31, 1998, reflects a one-time charge of $3,439,000 related to the sale of preferred stock by the Company in December 1997. The computations of net loss per common share for all periods presented reflect an adjustment for dividends and yields on the Company's outstanding preferred stock. The one-time charge and dividends and yields on preferred stock affect only the computation of net loss per common share and are not included in the net loss for the periods.

Liquidity and capital resources

The Company has financed its operations since Inception primarily through public and private sales of its equity securities, which from Inception through March 31, 1999, have totaled approximately $75,963,000, and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have historically allowed the Company to maintain adequate levels of cash and other liquid investments.

The Company's combined cash, cash equivalents and short-term investments totaled $7,435,000 at March 31, 1999, a decrease of $3,777,000 from June 30, 1998. The primary uses of cash, cash equivalents and short-term investments during the nine months ended March 31, 1999, included $8,423,000 to finance the Company's operations and working capital requirements, $73,000 in capital equipment additions and $53,000 in scheduled debt payments. The Company plans to continue its policy of investing excess funds in short-term, investment-grade, interest-bearing instruments.

The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, the cost of product commercialization and the degree of market acceptance of the Company's products. The Company does not expect to generate a positive cash flow from operations for at least the next several years due to continuing expenses for its research and development programs and the expected cost of commercializing its product candidates. The Company intends to seek additional funding through research and development agreements with suitable corporate collaborators, grants, public or private financing transactions and other means that may be available to the Company. Unless additional funding is obtained, or the Company reduces the scope of its operating objectives, the Company anticipates that its available cash resources and expected interest income thereon, will be sufficient to finance the development and manufacture of the AastromReplicell(TM) System for use in clinical trials and initial product launch, expand its clinical trials, and to fund other research and development and working capital and other corporate requirements into late-1999. This estimate is a forward-looking statement based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption "Business Risks" in the Company's Annual Report on Form 10-K. The Company is in active business discussions intended to obtain additional funding during this period. The Company expects that its primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of its debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect the Company's ability to raise additional funding, including, but not limited to, market volatility of the Company's common stock and economic conditions affecting the public markets generally or some portion or all of the technology sector. If adequate funds are not available, the Company will be required to further delay, reduce the scope of, or eliminate one or more of its research and development programs, or curtail some or all or its operations, which would have a material adverse effect on the Company's business. See "Business Risks - Future Capital Needs; Uncertainty of Additional Funding" in the Company's 1998 Annual Report on Form 10-K and Notes to Financial Statements included therein.

CERTAIN BUSINESS CONSIDERATIONS

Product Development Uncertainties

Commercialization of the Company's technology and product candidates, including its lead product candidate, the AastromReplicell(TM) System, will require additional research and development by the Company as well as substantial clinical trials. There can be no assurance that the Company will successfully complete development of the AastromReplicell(TM) System or its other product candidates for its planned principle markets, or successfully market its technologies or product candidates, which lack of success would have a material adverse effect on the Company's business, financial condition and results of operations. The Company or its collaborators may encounter problems or delays relating to research and development, market development, clinical trials, regulatory approval and intellectual property rights of the Company's technologies and product candidates. The Company's initial product development efforts are primarily directed toward obtaining regulatory approval to market the AastromReplicell(TM) System as an alternative, or improvement, to currently used stem cell collection methods. These existing stem cell collection methods have been widely practiced for a number of years, and there can be no assurance that any of the Company's technologies or product candidates will be accepted by the marketplace as readily as these or other competing processes and methodologies, or at all. The Company also plans to pursue through strategic relationships, clinical applications of the AastromReplicell(TM) System into emerging cell therapies being developed by others. There can be no assurance that such strategic relationships, if established, will successfully lead to commercial applications of the AastromReplicell(TM) System.

Relationship with Cobe BCT, Inc.

In 1993 the Company entered into a product Distribution Agreement (the "Distribution Agreement") with Cobe BCT, Inc. ("Cobe"). The Distribution Agreement provided Cobe with worldwide marketing and distribution rights for the AastromReplicell(TM) System and related therapy kits for use in the field of stem cell therapy. The Company is implementing the initial European market introduction of the AastromReplicell(TM) System and related therapy kits for the production of either bone marrow derived cells or the expansion of umbilical cord blood cells used in stem cell therapy. The Company believes that upon completion of AastromReplicell(TM) System and European market introduction for stem cell therapy, development of additional therapy kits can be pursued for a number of emerging cell therapies being developed by others. Such other cell therapy applications were outside of the scope of the Distribution Agreement and outside of Cobe's area of focus. Accordingly, the Company and Cobe terminated the Distribution Agreement, effective November 16, 1998. Cobe currently owns approximately 2.4 million shares of the Company's common stock, and as part of the termination agreement, Cobe has agreed not to sell any such shares until at least January 1, 2001. Thereafter, sale of the shares into the market could effect the price of the Company's common stock. The Company believes that termination of the Distribution Agreement, which brings rights to all fields of use to the Company, will better allow for a consolidated marketing plan to be implemented for the AastromReplicell(TM) System product line. The AastromReplicell(TM) System consists of an automated clinical system designed to enable hospitals to produce patient-specific cells for use in the treatment of a broad range of diseases. The Company believes that with diverse fields of use, the overall market development and customer interface plans will benefit from the consolidation of the product line under disease-specific programs and the Company is seeking such a marketing partner. There can be no assurance that the Company will be able to enter into a new marketing and distribution relationship on acceptable terms with another partner, if at all, or that if such a marketing and distribution partnership is achieved, it will result in the successful commercialization and distribution of the Company's technologies and product candidates. Failure to enter into such a new relationship, and any delay in the planning or implementation of distribution or marketing activities while a new partnership is sought, will have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainties of Clinical Trials

The approval of the U.S. Food and Drug Administration (the "FDA") will be required before any commercial sales of the Company's product candidates may commence in the U.S. The Company is currently conducting clinical trials to demonstrate the safety and biological activity of cells produced in the AastromReplicell(TM) System in a limited number of patients. If the results from these trials are successful, the Company intends to use these results to seek clearance from the FDA to commence additional pivotal clinical trials in the U.S., the first of which began in December 1998 with additional trials expected. Additionally, the results from completed clinical studies and ongoing and future clinical studies, if positive, are intended to support the limited market introduction of the AastromReplicell(TM) System in Europe. The patients enrolled in these trials will have undergone extensive chemotherapy or radiation therapy treatments prior to infusion of cells produced in the AastromReplicell(TM) System. Such treatments will have substantially weakened these patients and may have irreparably damaged their blood and immune systems. Due to these and other factors, it is possible that these patients may die or suffer severe complications during the course of the current trials or future trials. For example, in the trials to date, some of the patients who have been in the transplant recovery process have died from complications related to the patient's clinical condition that, according to the physicians involved, were unrelated to the AastromReplicell(TM) System procedure. The Company may experience delays in patient accruals in its current clinical trials or in future clinical trials, which could result in increased costs associated with the clinical trials or delays in receiving regulatory approvals and commercialization, if any. The results of pre-clinical studies and early clinical trials of the Company's product candidates may not necessarily be indicative of results that will be obtained from subsequent or more extensive clinical trials. Further, there can be no assurance that pre-pivotal or pivotal clinical trials of any of the Company's product candidates will demonstrate the safety, reliability and efficacy of such products, or of the cells produced in such products, to the extent necessary to obtain required regulatory approvals or market acceptance. There can be no assurance that, even after the expenditures of substantial time and financial resources, regulatory approval will be obtained for any products developed by the Company.

European Regulatory Matters

The AastromReplicell(TM) System components, are currently being regulated in Europe as Class I Sterile or Class IIb Medical Devices, under the authority of the new Medical Device Directives ("MDD") being implemented by European Union ("EU") member countries. In order for the Company to market its products in Europe, permission to affix the CE Mark from a Notified Body is required which certifies that the Company and its operations comply with certain minimum quality standards and compliance procedures, or, alternatively, that its manufactured products meet a more limited set of requirements. The Company may also be required to comply with certain country-specific regulations in order to market its products. The Company has received approval to affix the CE Mark to the AastromReplicell(TM) System instrumentation platform and the various components of the SC-I Therapy Kit for the production of bone marrow derived cells and the CB-I Therapy Kit used for expansion of umbilical cord blood cells. While initial approvals have been obtained, there can be no assurance that the Company and its suppliers will be able to meet the minimum requirements necessary to maintain such compliance. The inability to maintain production-level manufacturing of the AastromReplicell(TM) System or non-compliance with the ongoing regulatory requirements to permit commercialization would have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that the AastromReplicell(TM) System will continue to be regulated in Europe under its current status. If the AastromReplicell(TM) System is not so regulated, the Company could be forced to obtain additional regulatory approvals and could be subject to additional regulatory requirements and uncertainty, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

History of Operating Losses/Future Capital Needs

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

Year 2000 Issues

Many currently installed computer systems and software products are not capable of distinguishing 20th century dates from 21st century dates. As a result, in less than one year, computer systems and/or software used by many companies in a wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to, or dependent upon the century change. Significant uncertainty exists in the software and information services industries concerning the scope and magnitude of problems associated with the century change. In light of the potentially broad effects of the year 2000 on a wide range of business systems, the Company may be affected. The Company utilizes and is dependent upon data processing computer hardware and software to conduct its business. The Company has completed its assessment of its own computer systems and based upon this assessment, the Company believes its computer systems are substantially "Year 2000 compliant;" that is, its computer systems are capable of adequately distinguishing 21st century dates from 20th century dates. However, there can be no assurance that the Company has timely identified or will timely identify and remediate all significant Year 2000 problems in its own computer systems, that the remedial efforts subsequently made will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition. The Company has yet to determine the extent, or completed activities to minimize the risk, that the computer systems of the Company's suppliers and manufactures are not Year 2000 compliant, or will not become compliant on a timely basis. The Company expects that the process of making inquiries with these suppliers will be ongoing through the end of 1999. If Year 2000 problems prevent any of the Company's suppliers from timely delivery of products or services required by the Company, the Company's operating results could be materially adversely affected. The Company currently estimates that its costs to address the Year 2000 issue relating to its suppliers will not be material, and that these costs will be funded from its operating cash flows. To the extent practical, the Company intends to identify alternative suppliers and manufactures in the event its preferred suppliers become incapable of delivering products or services required by the Company on a timely basis. The Company's estimates of Year 2000 costs relating to its suppliers and manufactures are management's best estimates, which were derived from numerous assumptions of future events, including the continued availability of certain resources, third party remediation plans with regard to Year 2000 issues, and other factors. There can be no assurance that these estimates are correct and actual results could differ materially from these estimates.

Private Equity Financing

In July 1998 the Company sold 5,000 shares of its newly created 1998 Series I Convertible Preferred Stock (the "Series I Preferred") to one investor for an aggregate purchase price of $5 million. The shares of Series I Preferred are convertible, at the option of the holder, into shares of the Company's common stock at the lower of (i) $4.81, or (ii) a price based on the market price of the Company's common stock prior to conversion. Conversion of the Series I Preferred is subject to limited exceptions until July 1999 and will automatically convert into common stock on July 2, 2001, unless sooner converted. As of March 31, 1999, 4,000 shares of Series I Preferred remain outstanding. In general, the Company may require the holders to convert the Series I Preferred if the average closing bid price of the Company's common stock exceeds $9.62 for specified periods beginning in July 1999. In connection with the sale of the Series I Preferred, the investor agreed to purchase an additional $3 million of a new series of Preferred Stock (to be designated 1998 Series II Convertible Preferred Stock) if the common stock of the Company trades at a price greater than $6.00 for a specified duration during the period ending in August 1999.

These business considerations, and others, are discussed in more detail and should be read in conjunction with the Business Risks discussed in the Company's Annual Report of Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       Not applicable.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

          None.

Item 2.  Changes in Securities and Use of Proceeds

         (c) In March 1999, the Company issued 425,071 shares of its common stock to Immunex Corporation in connection with a renewal payment due under its License and Supply Agreement with Immunex. These shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

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


                                   AASTROM BIOSCIENCES, INC.


Date: May 14, 1999                 /s/ R. Douglas Armstrong
                                   ------------------------
                                   R. Douglas Armstrong, Ph.D.
                                   President, Chief Executive Officer
                                   (Principal Executive Officer)

Date: May 14, 1999                 /s/ Todd E. Simpson
                                   -------------------
                                   Todd E. Simpson
                                   Vice President, Finance and Administration,
                                   Chief Financial Officer
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