Form 10-Q
period 1999-09-30
AASTROM BIOSCIENCES INC
filed 1999-11-12
CIK 887359

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999, OR
                                                ------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

Commission file number                      0-22025
                       -------------------------------------------------

                           AASTROM BIOSCIENCES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Michigan                                         94-3096597
----------------------------------------            ----------------------------
    (State or other jurisdiction of                       (I.R.S. employer
    incorporation or organization)                      identification no.)

       24 Frank Lloyd Wright Dr.
            P.O. Box 376
         Ann Arbor, Michigan                                     48106
----------------------------------------            ----------------------------
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

                                         [X] - Yes   [_] - No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          COMMON STOCK, NO PAR VALUE                     16,994,125
                  (Class)                    Outstanding at November 8, 1999

                           AASTROM BIOSCIENCES, INC.
                         Quarterly Report on Form 10-Q
                              September 30, 1999

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                                      Page
                                                                                    ----
          a)  Consolidated Condensed Balance Sheets as of June 30, 1999 and
              September 30, 1999                                                       3

          b)  Consolidated Condensed Statements of Operations for the three months ended September 30, 1998 and 1999 and for the period from
              March 24, 1989 (Inception) to September 30, 1999                         4

          c)  Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 1998 and 1999 and for the period from
              March 24, 1989 (Inception) to September 30, 1999                         5

          d)  Notes to Consolidated Condensed Financial Statements                     6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                    8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                  16

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                           17
Item 2.   Changes in Securities and Use of Proceeds                                   17
Item 3.   Defaults Upon Senior Securities                                             17
Item 4.   Submission of Matters to a Vote of Security Holders                         17
Item 5.   Other Information                                                           17
Item 6.   Exhibits and Reports on Form 8-K                                            17

SIGNATURES                                                                            18

EXHIBIT INDEX                                                                         19

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                June 30,     September 30,
                                                                  1999           1999
                                                             ------------    -------------
Assets                                                                        (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                 $  7,528,000    $   5,015,000
   Receivables                                                    113,000          193,000
   Inventory                                                    1,144,000           70,000
   Prepaid expenses and other                                     253,000          528,000
                                                             ------------    -------------
     Total current assets                                       9,038,000        5,806,000

PROPERTY, NET                                                     502,000          448,000
                                                             ------------    -------------
        Total assets                                         $  9,540,000    $   6,254,000
                                                             ============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                     $    836,000    $   1,057,000
   Accrued employee expenses                                      193,000          197,000
                                                             ------------    -------------
     Total current liabilities                                  1,029,000        1,254,000

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; shares
   authorized - 5,000,000; shares issued
   and outstanding - 7,000                                      6,588,000        6,684,000
Common stock, no par value; shares
   authorized - 40,000,000; shares issued
   and outstanding - 16,980,161 and
   16,994,125, respectively                                    72,257,000       72,281,000
Deficit accumulated during the development stage              (70,334,000)     (73,965,000)
                                                             ------------    -------------
   Total shareholders' equity                                   8,511,000        5,000,000
                                                             ------------    -------------

        Total liabilities and shareholders' equity           $  9,540,000    $   6,254,000
                                                             ============    =============

  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                          March 24, 1989
                                                                 Three months ended       (Inception) to
                                                                     September 30,         September 30,
                                                             --------------------------
                                                                1998           1999             1999
                                                             -----------    -----------     ------------
REVENUES:
  Product sales and rentals                                  $         -    $   114,000     $    148,000
  Grants                                                         163,000        271,000        3,507,000
  Research and development agreements                                  -              -        2,020,000
                                                            ------------    -----------     ------------
    Total revenues                                               163,000        385,000        5,675,000
                                                            ------------    -----------     ------------

COSTS AND EXPENSES:
  Cost of product sales and rentals                                    -      1,230,000        1,236,000
  Research and development                                     3,093,000      1,610,000       66,411,000
  Selling, general and administrative                            651,000      1,161,000       15,897,000
                                                            ------------    -----------     ------------
    Total costs and expenses                                   3,744,000      4,001,000       83,544,000
                                                            ------------    -----------     ------------

LOSS FROM OPERATIONS                                          (3,581,000)    (3,616,000)     (77,869,000)
                                                            ------------    -----------     ------------

OTHER INCOME (EXPENSE):
  Interest income                                                221,000         81,000        3,790,000
  Interest expense                                                (2,000)             -         (267,000)
  Other income                                                         -              -        1,237,000
                                                            ------------    -----------     ------------
    Total other income                                           219,000         81,000        4,760,000
                                                            ------------    -----------     ------------

NET LOSS                                                    $ (3,362,000)   $(3,535,000)    $(73,109,000)
                                                            ============    ===========     ============

COMPUTATION OF NET LOSS APPLICABLE TO COMMON SHARES:

Net loss                                                    $ (3,362,000)   $(3,535,000)
Dividends and yields on Preferred Stock                         (220,000)       (96,000)
                                                            ------------    -----------
Net loss applicable to Common Shares                        $ (3,582,000)   $(3,631,000)
                                                            ============    ===========

NET LOSS PER COMMON SHARE (Basic and Diluted)               $       (.27)   $      (.21)
                                                            ============    ===========

Weighted average number of common shares outstanding          13,384,000     16,985,000
                                                            ============    ===========

  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                                  March 24, 1989
                                                                                        Three months ended        (Inception) to
                                                                                          September 30,            September 30,
                                                                                    --------------------------
                                                                                       1998           1999            1999
                                                                                    -----------    -----------    --------------
OPERATING ACTIVITIES:
 Net loss                                                                           $(3,362,000)   $(3,535,000)   $  (73,109,000)
 Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                       87,000        181,000         2,865,000
     Loss on property held for resale                                                         -              -           110,000
     Amortization of discounts and premiums on investments                              (47,000)             -          (453,000)
     Stock compensation expense                                                           4,000          5,000           544,000
     Stock issue pursuant to license agreement                                                -              -         2,200,000
     Changes in assets and liabilities:
       Receivables                                                                      (16,000)       (80,000)         (217,000)
       Inventory                                                                              -      1,074,000           (70,000)
       Prepaid expenses                                                                  78,000       (275,000)         (528,000)
       Accounts payable and accrued expenses                                             37,000        221,000         1,057,000
       Accrued employee expenses                                                              -          4,000           197,000
                                                                                    -----------    -----------    --------------
 Net cash used for operating activities                                              (3,219,000)    (2,405,000)      (67,404,000)
                                                                                    -----------    -----------    --------------

INVESTING ACTIVITIES:
  Organizational costs                                                                        -              -           (73,000)
  Purchase of short-term investments                                                 (1,000,000)             -       (44,464,000)
  Maturities of short-term investments                                                3,600,000              -        44,917,000
  Capital purchases                                                                     (44,000)      (127,000)       (2,576,000)
  Proceeds from sale of property held for resale                                              -              -           400,000
                                                                                    -----------    -----------    --------------

  Net cash provided by (used for) investing activities                                2,556,000       (127,000)       (1,796,000)
                                                                                    -----------    -----------    --------------

FINANCING ACTIVITIES:
  Issuance of preferred stock                                                         4,689,000              -        51,647,000
  Issuance of Common Stock                                                               34,000         19,000        20,260,000
  Repurchase of Common Stock                                                                  -              -           (49,000)
  Payments received for stock purchase rights                                                 -              -         3,500,000
  Payments received under shareholder notes                                                   -              -            31,000
  Principal payments under capital lease obligations                                    (17,000)             -        (1,174,000)
                                                                                    -----------    -----------    --------------
  Net cash provided by financing activities                                           4,706,000         19,000        74,215,000
                                                                                    -----------    -----------    --------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                     4,043,000     (2,513,000)        5,015,000

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                                 2,078,000      7,528,000                 -
                                                                                    -----------    -----------    --------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                                     $ 6,121,000    $ 5,015,000    $    5,015,000
                                                                                    ===========    ===========    ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                    $     2,000              -    $      267,000
   Additions to capital lease obligations                                                     -              -         1,174,000

  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Organization

     Aastrom Biosciences, Inc. (Aastrom) was incorporated in March 1989 (Inception) and is in the development stage. The Company operates its business in one reportable segment - research and product development, conducted both on its own behalf and in connection with various collaborative research and development agreements with others, involving the development and sale of processes and products for the ex vivo production of human cells for use in cell and ex vivo gene therapy.

     Successful future operations are subject to several technical and business risks, including satisfactory product development, obtaining regulatory approval and market acceptance for its products and the Company's ability to obtain future funding.

2.   Basis of Presentation

     The condensed financial statements included herein have been prepared by the Company without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year or for any other period.

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

     The computation of net loss per common share reflects dividends and yields on the Company's outstanding preferred stock which affect only the computation of net loss per common share and are not included in the computation of net loss for the period.

4.   Operational Changes

     In September and October 1999, the Company began implementation of reductions in its operations designed to decrease operating expenses and to align the Company's resources with its focus on pursuing corporate strategic alternatives, including a possible merger or acquisition. The Company has retained Salomon Smith Barney to assist with this process. As part of these operational changes, expansion of European marketing activities for the AastromReplicell(TM) System were suspended and U.S. clinical trial programs have been reduced while strategic partnering is pursued. Accordingly, costs and expenses for the quarter ended September 30, 1999 include cost of product sales of $1,230,000, consisting principally of AastromReplicell(TM) System inventory that was written down.

     The operational changes are expected to reduce recurring operating expenses by an estimated 30%. Staff and operations that are required for product support, technology transfer and key management to support the merger and acquisition process have been retained. Grant-funded research activities will also continue, as well as preparatory activities for clinical trials in adult cord blood transplantation and in the treatment of severe osteoporosis. The Company expects to report severance and other costs related to these operational changes in its results for the quarter ending December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since its inception, the Company has been in the development stage and engaged in research and product development, conducted principally on its own behalf, but also in connection with various collaborative research and development agreements with others. Due to funding limitations, the Company has suspended the expansion of the initial product launch in Europe of the AastromReplicell(TM) Cell Production System (System). Accordingly, the Company does not expect to generate positive cash flows from operations for at least the next several years, and even then, only if funding is obtained and marketing activities can be resumed. Unless more significant product sales commence, the Company expects that its revenue sources will continue to be limited to grant revenue and research funding, milestone payments and licensing fees from potential future corporate collaborators. The timing and amount of such future cash payments and revenues, if any, will be subject to significant fluctuations, based in part on the success of the Company's research activities, the receipt of necessary regulatory approvals, the timing of the achievement of certain other milestones and the extent to which associated costs are reimbursed under grants or other arrangements. Additionally, with the initiation of planned reductions in the Company's operations, the potential for revenues from these sources will be reduced. A portion of the Company's revenues from product sales will be subject to the Company's obligation to make aggregate royalty payments of up to 2% to certain licensors of its technology. Research and development expenses may fluctuate due to the timing of expenditures for the varying stages of the Company's research, product development and clinical development programs. Generally, product development expenses for the AastromReplicell(TM) System have decreased as the product has progressed into general production and market launch. Following receipt of sufficient funding, clinical development activities, although currently reduced, and related costs are expected to increase to complete U.S. pivotal clinical trials. Similarly, if the Company resumes marketing activities, marketing and other general and administrative expenses are expected to increase in support of European marketing activities. Under the Company's license agreement with Immunex, the $1,000,000 annual renewal fees due in March 1998 and 1999 were each paid through the issuance of $1,100,000 of the Company's common stock. An additional $1,000,000 renewal fee is due in March 2000 and the Company has negotiated for the payment of this fee through the issuance of common stock. As a result of these and other factors, the Company's results of operations have fluctuated and are expected to continue to fluctuate significantly from year to year and from quarter to quarter and therefore may not be comparable to or indicative of the result of operations for any future periods.

In May 1999, the Company formed Zellera AG (Zellera) as a wholly-owned subsidiary based in Berlin, Germany. The formation of Zellera is intended to provide access to additional funding and collaboration opportunities in new product areas. Initial funding for Zellera is being pursued, which is planned to consist of a combination of investment capital and loans and subsidies from the German government. With this potential funding, Zellera would have access to Aastrom's intellectual property base for human cell therapies and would develop new product areas. This funding, if obtained, will be used to support Zellera's own operations, but is not expected to directly support Aastrom.

Over the past several years, the Company's net loss has primarily increased, consistent with the growth in the Company's scope and size of operations. Given the current financing alternatives available to the Company in the U.S. and European capital markets, the Company believes that a business combination can best achieve the objective of leveraging its product line into broader market opportunities. Accordingly, operational changes were implemented in September and October 1999 which are intended to align the Company's existing resources to best support the corporate partnering direction. The operational changes are expected to reduce recurring operating expenses by an estimated 30%. Staff and operations that are required for product support, technology transfer and key management to support the merger and acquisition process have been retained. Grant-funded research activities will also continue, as well as preparatory activities for clinical trials in adult cord blood transplantation and in the treatment of severe osteoporosis. The Company has suspended further European marketing of the AastromReplicell(TM) System and has reduced its U.S. clinical trial programs while strategic partnering is pursued. The Company expects to report severance and other costs related to these operational changes in its results for the quarter ending December 31, 1999.

If the Company resumes expanded operations, a future growth in employee headcount will be necessary to address requirements in the areas of product and customer support, research, clinical and regulatory affairs, quality systems, sales and marketing and administration. Assuming capital is available to finance such growth, the Company's operating expenses will increase as a result. At least until such time as the Company enters into arrangements providing research and development funding or achieves greater product sales, the Company
will continue to incur net operating losses.   The Company has never been
profitable and does not anticipate having net income unless and until significant product sales commence, which is unlikely to occur until the Company obtains significant additional funding. Through September 30, 1999, the Company has accumulated losses of $73,109,000. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all, obtain the required funding or complete a corporate partnering or acquisition transaction.

Results of Operations

Revenues for the quarter ended September 30, 1999 were $385,000 compared to $163,000 in 1998. The revenues for the first quarter of fiscal year 2000 include product sales of $114,000 for AastromReplicell(TM) System therapy kits
and equipment rentals.   There were no product sales or rental revenues in the
quarter ended September 30, 1998. Grant revenues increased from $163,000 in 1998 to $271,000 in 1999, reflecting increased activities under grant funded programs.

Costs and expenses for the quarter ended September 30, 1999 were $4,001,000, compared to $3,744,000 in 1998. Costs and expenses for the quarter ended September 30, 1999 include cost of product sales of $1,230,000, consisting principally of AastromReplicell(TM) System inventory that was written down with the suspension of marketing activities discussed above. Otherwise,

1999 expenses reflect a decline in research and development expense for the AastromReplicell(TM) System from $3,093,000 in 1998 to $1,610,000 in 1999 as the product line reached the European marketplace. Selling, general and administrative expense increased from $651,000 in 1998 to $1,161,000 in 1999, relating to increased European marketing costs for the AastromReplicell(TM) System and other European activities.

Interest income was $81,000 for the quarter ended September 30, 1999 compared to $221,000 in 1998. This decrease corresponds to a decrease in the level of cash, cash equivalents and short-term investments during the 1999.

The Company's net loss was $3,535,000, or $.21 per common share for the quarter ended September 30, 1999 compared to $3,362,000, or $.27 per common share in 1998. This increase is primarily the result of increased costs and expenses and decreased interest income in 1999, partially offset by product sales and rentals. The computations of net loss per common share include adjustments for dividends and yields on outstanding preferred stock. These adjustments affect only the computation of net loss per common share and are not included in the net loss for the periods

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its equity securities, which, from inception through June 30, 1999, have totaled approximately $78,965,000 and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements.

The Company's combined cash, cash equivalents and short-term investments totaled $5,015,000 at September 30, 1999, a decrease of $2,513,000 from June 30, 1999.
The primary uses of cash, cash equivalents and short-term investments during the quarter ended September 30, 1999 included $2,405,000 to finance the Company's operations and working capital requirements and $127,000 in capital equipment additions.

The Company's future cash requirements will depend on many factors, including the outcome of strategic partnering and corporate alliance discussions, continued scientific progress in its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations for at least the next several years due to the expected spending for research and development programs and the cost of commercializing its product candidates, as well as the suspension of marketing activities as a result of limited resources. The Company intends to seek additional funding through research and development, or distribution and marketing, agreements with suitable corporate collaborators, grants and through public or private financing transactions. The Company is attempting to obtain such additional funding. If such additional funding cannot be obtained, the Company will be forced to further substantially reduce the scope and size of its operations and has only a very limited amount of capital to sustain its operations, even at a reduced scale. This is a forward-looking statement which could be negatively impacted by funding limitations and other factors discussed under this heading and under the caption "Business Risks" in the Company's Annual Report on Form 10-K. The Company expects that its primary sources of capital for the foreseeable future will be through potential collaborative arrangements and through the public or private sale of its debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect the Company's ability to raise additional funding, including, but not limited to, market volatility of the Company's Common Stock and economic conditions affecting the public markets generally or some portion or all of the technology sector, including the biotechnology sector. If adequate funds are not available, the Company will be required to further delay, reduce the scope of, or eliminate one or more of its research and development programs, curtail capital expenditures and further reduce or terminate other operating activities, which may have a material adverse effect on the Company's business. See "Business Risks--Future Capital Needs; Uncertainty of Additional Funding" in the Company's 1999 Annual Report on Form 10-K and Notes to Financial Statements included herein.

Certain Business Considerations

History of Operating Losses/Need for Additional Capital

The Company is a development stage company and there can be no assurance that its product candidates for cell therapy will be successful. The Company has not yet completed the development and clinical trials of any of its product candidates and, accordingly, has not yet begun to generate significant revenues from the commercialization of any of its product candidates in planned principal markets. The Company expects to incur significant operating losses until commercialization of its product candidates, primarily owing to its research and development programs, including pre-clinical studies and clinical trials. The development of the Company's products will require the Company to raise substantial additional funds or to seek collaborative partners, or both, to finance related research and development activities. The Company has an immediate need for additional funding, and there can be no assurance that any such additional funding will be available to the Company on reasonable terms, or at all. Several factors will affect the Company's ability to raise necessary additional funding, including market volatility of the Company's stock and economic conditions affecting the public markets generally or some portion or all of the technology sector, including biotechnology. If adequate funds are not available, the Company will be required to further delay or terminate research and development programs, curtail capital expenditures, and reduce or terminate business development and other operating activities any of which would have a material adverse effect on the Company's business. The Company has the authority, without shareholder approval, to issue additional shares of preferred stock and to fix the rights, preferences, privileges and restrictions of these shares without any further vote or action by our shareholders. This authority, together with certain provisions of the Company's charter documents, may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of our company. This effect could occur even if our shareholders consider the change in control to be in their best interest. The Company may be required to issue shares of preferred stock to raise additional capital. These shares may have rights that provide for preferential payment to the holder of the preferred shares before payments are made to holders of the common stock. Thus, in the event of a business combination, the holders of the preferred stock may receive a disproportionate percentage of the total consideration received.

Potential Strategic Partnerships

The AastromReplicell(TM) System consists of an automated clinical system designed to enable hospitals to produce patient-specific cells for use in the treatment of a broad range of diseases. The Company believes that with diverse fields of use, the overall market development and customer interface plans for distribution and support will benefit from the consolidation of the product line under disease-specific programs, and the Company is seeking such strategic partners. There can be no assurance that the Company will be able to enter into a new marketing and distribution relationship on acceptable terms with a partner, if at all, or that if such a marketing and distribution partnership is achieved, it will result in the successful commercialization and distribution of the Company's technologies and product candidates.

Failure to enter into such a new relationship, and further delays in the planning or implementation of distribution or marketing activities while a new partnership is sought, will have a material adverse effect on the Company's business, financial condition and results of operations.

Product Development Uncertainties

Commercialization of the Company's technology and product candidates, including its lead product candidate, the AastromReplicell(TM) System, will require additional research and development by the Company as well as substantial clinical trials. There can be no assurance that the Company will successfully complete development of the AastromReplicell(TM) System or its other product candidates for its planned principal markets, or successfully market its technologies or product candidates, which lack of success would have a material adverse effect on the Company's business, financial condition and results of operations. The Company or its potential collaborators may encounter problems or delays relating to research and development, market development, clinical trials, regulatory approval and intellectual property rights of the Company's technologies and product candidates. The Company's initial product development efforts are primarily directed toward obtaining regulatory approval to market the AastromReplicell(TM) System as an alternative, or improvement, to currently used stem cell collection methods. These existing stem cell collection methods have been widely practiced for a number of years, and there can be no assurance that any of the Company's technologies or product candidates will be accepted by the marketplace as readily as these or other competing processes and methodologies, or at all. The Company also plans to pursue through strategic relationships, clinical applications of the AastromReplicell(TM) System into emerging cell therapies being developed by others. There can be no assurance that such strategic relationships, if established, will successfully lead to commercial applications of the AastromReplicell(TM) System.

Uncertainties of Clinical Trials

The approval of the U.S. Food and Drug Administration (the "FDA") will be required before commercial sales of the Company's product candidates may commence in the U.S. As a result of funding limitations, the Company has reduced or suspended its clinical trial activities which were designed to demonstrate the safety and biological activity of cells produced in the AastromReplicell(TM) System in a limited number of patients. If these trials are resumed and the results are successful, the Company intends to use these results to seek approval from the FDA to commence commercial sales in the U.S. for approved indications. Additionally, the results from completed clinical studies and ongoing and future clinical studies, if positive, are intended to support future marketing activities of the AastromReplicell(TM) System in Europe. The patients enrolled in these trials will have undergone extensive chemotherapy or radiation therapy treatments prior to infusion of cells produced in the AastromReplicell(TM) System. Such treatments will have substantially weakened these patients and may have irreparably damaged their blood and immune systems. Due to these and other factors, it is possible that these patients may die or suffer severe complications during the course of the current trials or future trials. For example, in the trials to date, some of the patients who have been in the transplant recovery process have died from complications related to the patient's clinical condition that, according to the physicians involved, were unrelated to the AastromReplicell(TM) System procedure. The Company may experience delays in patient accruals in its current clinical trials or in future clinical trials, which could result in increased costs associated with the clinical trials or delays in receiving regulatory approvals and commercialization, if any. The results of pre-clinical studies and early clinical trials of the Company's product candidates may not necessarily be indicative of results that will be obtained from subsequent or more extensive clinical trials. Further, there can be no assurance that pre-pivotal or pivotal clinical trials of any of the Company's product candidates will demonstrate the safety, reliability and efficacy of such products, or of the cells produced in such products, to the extent necessary to obtain required regulatory approvals or market acceptance. There can be no assurance that, even after the expenditures of substantial time and financial resources, regulatory approval will be obtained for any products developed by the Company.

European Regulatory Matters

The AastromReplicell(TM) System components, are currently being regulated in Europe as Class I Sterile, Class IIb, or Class III Medical Devices, under the authority of the new Medical Device Directives ("MDD") being implemented by European Union ("EU") member countries. In order for the Company to market its products in Europe, permission to affix the CE Mark from a Notified Body is required which certifies that the Company and its operations comply with certain minimum quality standards and compliance procedures, or, alternatively, that its manufactured products meet a more limited set of requirements. The Company may also be required to comply with certain country-specific regulations in order to market its products. The Company has received approval to affix the CE Mark to the AastromReplicell(TM) System instrumentation platform and the various components of the SC-I Therapy Kit for the production of bone marrow derived cells and the CB-I Therapy Kit used for expansion of umbilical cord blood cells. While initial approvals have been obtained, there can be no assurance that the Company and its suppliers will be able to meet the ongoing minimum requirements necessary to maintain such compliance. The inability to maintain production-level manufacturing of the AastromReplicell(TM) System or non-compliance with the ongoing regulatory requirements to permit commercialization would have a material adverse effect on the Company's business, strategic partnering activities, financial condition and results of operations. Further, there can be no assurance that the AastromReplicell(TM) System will continue to be regulated in Europe under its current status. If the AastromReplicell(TM) System is not so regulated, the Company could be forced to obtain additional regulatory approvals and could be subject to additional regulatory requirements and uncertainty, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Recent Equity Financings

In July 1998 and May 1999 the Company sold shares of its newly created 1998 Series I Convertible Preferred Stock (the "Series I Preferred") and shares of its newly created 1999 Series III Convertible Preferred Stock (the "Series III Preferred"), respectively, to one investor. The Series I Preferred and Series III Preferred shares are each convertible into a number of shares of common stock that increases as the current market price of the common stock decreases. If the selling shareholder was able to and did convert all of the outstanding Series I and Series III shares as of November 1, 1999, the selling shareholder would have received approximately 15.5 million shares of common stock. This number of shares could become significantly greater in the event of a decrease in the trading price of the common stock. Existing holders of common stock could therefore experience substantial dilution of their investment upon conversion of the Series I Preferred and Series III Preferred shares. The holders of Series I Preferred and Series III Preferred shares may require the Company to redeem some or all of those shares. These redemption rights would be triggered if the Company fails to issue shares of common stock on conversion of the Series I Preferred or Series III Preferred, if the Company fails to maintain the effectiveness of a registration statement for the resale of those shares of common stock, if the Company is subject to bankruptcy or insolvency proceedings, if the Company fails to maintain its listing on the Nasdaq stock market, or if the Company fails to obtain shareholder approval of the issuance of the Series III shares and the conversion of those Series III shares would result in the issuance of more than 3,084,340 shares of common stock. Any redemption would reduce our available cash resources, which are already very limited and would cause the Company to be insolvent. A proposal to approve the issuance of common shares upon the conversion of the Series III Preferred shares will be voted upon at the Annual Shareholders Meeting to be held on November 17, 1999. Finally, an acquisition of the Company or the sale of substantially all of its assets may require the Company to allocate the first proceeds to payment of the liquidation preference of the Series I Preferred and Series III Preferred shares. As a result, it is possible that holders of the common stock would get little, if any, return from such sale.

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

Year 2000 Issues

Many currently installed computer systems and software products cannot distinguish 20th century dates from 21st century dates. As a result, some computer systems and/or software will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to, or dependent upon the century change. In light of the potentially broad effects of the year 2000 on a wide range of business systems, the Company may be affected. The Company utilizes, and is dependent upon, data processing computer hardware and software to conduct our business. The Company has completed an assessment of its own computer systems and based upon this assessment, believes its computer systems are "Year 2000 compliant;" that is, its computer systems are capable of adequately distinguishing 21st century dates from 20th century dates. However, the Company may not have identified all significant Year 2000 problems in our computer systems, and therefore may be subject to unknown risk and expense. Based on its internal assessment, the Company believes that the most likely worst case scenario would involve our suppliers and manufacturers. The Company has not completely determined the extent, or completed activities to minimize the risk of the computer systems of our suppliers and manufacturers not being Year 2000 compliant, or not becoming compliant on a timely basis. The Company expects to make inquiries with these suppliers through the end of 1999. Year 2000 problems could prevent any of our suppliers from timely delivery of products or services that the Company needs. The Company currently believes that its costs to address the Year 2000 issue relating to its suppliers will not be material, and that these costs will be funded from its existing resources. To the extent practical, the Company intends to identify alternative suppliers and manufacturers in the event our preferred suppliers cannot deliver products or services that we need on a timely basis. The Company's expectations of Year 2000 affects and the costs relating to its suppliers and manufacturers are only estimates, which were derived from numerous assumptions of future events, including the continued availability of resources and third-party remediation plans with regard to year 2000 issues. These estimates may not be correct and actual results could differ materially from these estimates.

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

          None.

Item 3.  Defaults Upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

          None.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits
               --------

               See Exhibit Index.

          (b)  Reports on Form 8-K
               -------------------

               The Company filed a Form 8-K on October 27, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AASTROM BIOSCIENCES, INC.


Date: November 12, 1999       /s/ R. Douglas Armstrong
                              -------------------------------------------
                              R. Douglas Armstrong, Ph.D.
                              President, Chief Executive Officer
                                  (Principal Executive Officer)

Date: November 12, 1999       /s/ Todd E. Simpson
                              -------------------------------------------
                              Todd E. Simpson
                              Vice President, Finance and Administration,
                                Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Number                       Description
--------------                       -----------

3.1*                Restated Articles of Incorporation of the Company.
3.2**               Bylaws of the Company.
10.49               Supplemental Agreement by and between Aastrom Biosciences,
                    Inc. and Bruce W. Husel dated October 5, 1999.
10.50               Supplemental Agreement by and between Aastrom Biosciences,
                    Inc. and William L. Odell dated October 1, 1999.
10.51               Supplemental Agreement by and between Aastrom Biosciences,
                    Inc. and Todd E, Simpson dated September 24, 1999.
10.52               Supplemental Agreement by and between Aastrom Biosciences,
                    Inc. and Alan K. Smith dated September 30, 1999.
10.53               Exclusive financial advisor agreement between Aastrom
                    Biosciences, Inc. and Salomon Smith Barney Inc., dated
                    September 10, 1999.
27.1                Financial Data Schedule.

________________________

* Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, as filed on March 7, 1997.
** Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.