Form 10-Q
period 1999-12-31
AASTROM BIOSCIENCES INC
filed 2000-02-14
CIK 887359

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934

     for the quarterly period ended December 31, 1999
                                    -----------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from _____ to ______

Commission file number            0-22025
                      ----------------------------------------------------------

                           AASTROM BIOSCIENCES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Michigan                                       94-3096597
---------------------------------------               --------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

                           24 Frank Lloyd Wright Dr.
                                 P.O. Box 376
                              Ann Arbor, Michigan                 48106
                              -------------------                 -----
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

[X] - Yes      [_] - No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          COMMON STOCK, NO PAR VALUE                       28,252,043

                   (Class)                       Outstanding at February 8, 2000

                           AASTROM BIOSCIENCES, INC.
                         Quarterly Report on Form 10-Q
                               December 31, 1999

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                                                Page
                                                                                              ----
          a)   Consolidated Condensed Balance Sheets as of June 30, 1999 and
               December 31, 1999                                                                3

          b)   Consolidated Condensed Statements of Operations for the three and six months ended December 31, 1998 and 1999 and for the period from March 24,
               1989 (Inception) to December 31, 1999                                            4

          c)   Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 1998 and 1999 and for the period from March 24,
               1989 (Inception) to December 31, 1999                                            5

          d)   Notes to Consolidated Condensed Financial Statements                             6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                         8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                           16

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                    17
Item 2.   Changes in Securities and Use of Proceeds                                            17
Item 3.   Defaults Upon Senior Securities                                                      17
Item 4.   Submission of Matters to a Vote of Security Holders                                  17
Item 5.   Other Information                                                                    18
Item 6.   Exhibits and Reports on Form 8-K                                                     18

SIGNATURES                                                                                     19

EXHIBIT INDEX                                                                                  20

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                     CONSOLIDATED CONDENSED BALANCE SHEETS



                                                        June 30,     December 31,
                                                          1999           1999
                                                       ----------    ------------
            Assets                                                    (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents                             $  7,528,000     $  3,550,000
 Receivables                                                113,000          140,000
 Inventory                                                1,144,000           41,000
 Prepaid expenses and other                                 253,000          318,000
                                                       ------------     ------------
   Total current assets                                   9,038,000        4,049,000

PROPERTY, NET                                               502,000          384,000
                                                       ------------     ------------
      Total assets                                     $  9,540,000     $  4,433,000
                                                       ============     ============

Liabilities and Shareholders' Equity

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                 $    836,000     $  1,135,000
 Accrued employee expenses                                  193,000          424,000
                                                       ------------     ------------
   Total current liabilities                              1,029,000        1,559,000

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; shares authorized -
  5,000,000; shares issued and outstanding  - 7,000
  and 5,550 respectively                                  6,588,000        5,418,000
Common stock, no par value; shares authorized -
  40,000,000; shares issued and outstanding -
  16,980,161 and 19,996,396, respectively                72,257,000       73,639,000
Deficit accumulated during the development stage        (70,334,000)     (76,183,000)
                                                       ------------     ------------
 Total shareholders' equity                               8,511,000        2,874,000
                                                       ------------     ------------

      Total liabilities and shareholders' equity       $  9,540,000     $  4,433,000
                                                       ============     ============

  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three months ended             Six months ended              March 24, 1989
                                                   December 31,                  December 31,                (Inception) to
                                            -------------------------     ---------------------------         December 31,
                                               1998          1999            1998            1999                1999
                                            ----------     ----------     -----------    ------------        ---------------
REVENUES:
 Product sales and rentals                   $         -    $    55,000    $         -    $   169,000         $   203,000
 Grants                                          207,000        349,000        370,000        620,000           3,856,000
 Research and development agreements                   -              -              -              -           2,020,000
                                             -----------     ----------     ----------    -----------         -----------
   Total revenues                                207,000        404,000        370,000        789,000           6,079,000
                                             -----------     ----------     ----------    -----------         -----------

COSTS AND EXPENSES:
 Cost of product sales and rentals                     -         21,000              -      1,251,000            1,257,000
 Research and development                      3,165,000      1,869,000      6,258,000      3,479,000           68,280,000
 Selling, general and administrative             696,000        698,000      1,347,000      1,859,000           16,595,000
                                             -----------     ----------     ----------    -----------         ------------
   Total costs and expenses                    3,861,000      2,588,000      7,605,000      6,589,000           86,132,000
                                             -----------     ----------     ----------    -----------         ------------

LOSS FROM OPERATIONS                          (3,654,000)    (2,184,000)    (7,235,000)    (5,800,000)         (80,053,000)
                                             -----------     ----------     ----------    -----------         ------------

OTHER INCOME (EXPENSE):
 Other income                                  1,237,000              -      1,237,000              -            1,237,000
 Interest income                                 142,000         58,000        363,000        139,000            3,848,000
 Interest expense                                 (1,000)             -         (3,000)             -             (267,000)
                                             -----------     ----------     ----------    -----------         ------------
   Other income                                1,378,000         58,000      1,597,000        139,000            4,818,000
                                             -----------     ----------     ----------    -----------         ------------

NET LOSS                                     $(2,276,000)   $(2,126,000)   $(5,638,000)   $(5,661,000)        $(75,235,000)
                                             ===========     ==========    ===========    ===========         ============

COMPUTATION OF NET LOSS APPLICABLE TO COMMON SHARES:

 Net loss                                    $(2,276,000)   $(2,126,000)   $(5,638,000)   $(5,661,000)
 Dividends and yields on preferred stock         (63,000)       (92,000)      (283,000)      (188,000)
                                              ----------    -----------    -----------    -----------
 Net loss applicable to Common Shares        $(2,339,000)   $(2,218,000)   $(5,921,000)   $(5,849,000)
                                             ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE (Basic and
  Diluted)                                   $      (.16)   $      (.12)   $      (.42)   $      (.34)
                                             ===========    ===========    ===========    ===========

Weighted average number of common shares
outstanding                                   14,271,000     17,782,000     13,978,000     17,383,000
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

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Six months ended         March 24, 1989
                                                                                           December 31,           (Inception) to
                                                                                   ----------------------------     December 31,
                                                                                       1998            1999             1999
                                                                                   ------------    ------------    -------------

OPERATING ACTIVITIES:
 Net loss                                                                           $(5,638,000)    $(5,661,000)     $(75,235,000)
 Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                      175,000         245,000         2,929,000
     Loss on property held for resale                                                         -               -           110,000
     Write-down of inventory                                                                  -
     Amortization of discounts and premiums on investments                              (70,000)              -          (453,000)
     Stock compensation expense                                                           4,000           5,000           544,000
     Stock issue pursuant to license agreement                                                -               -         2,200,000
     Changes in assets and liabilities:
       Receivables                                                                       (8,000)        (27,000)         (164,000)
       Inventory                                                                              -       1,103,000           (41,000)
       Prepaid expenses                                                                 169,000         (65,000)         (318,000)
       Accounts payable and accrued expenses                                            316,000         299,000         1,135,000
       Accrued employee expenses                                                         (5,000)        231,000           424,000
                                                                                    -----------     -----------      ------------
 Net cash used for operating activities                                              (5,057,000)     (3,870,000)      (68,869,000)
                                                                                    -----------     -----------      ------------

INVESTING ACTIVITIES:
 Organizational costs                                                                         -               -           (73,000)
 Purchase of short-term investments                                                  (1,000,000)              -       (44,464,000)
 Maturities of short-term investments                                                 9,200,000               -        44,917,000
 Capital purchases                                                                      (62,000)       (127,000)       (2,576,000)
 Proceeds from sale of property held for resale                                               -               -           400,000
                                                                                    -----------     -----------      ------------
 Net cash provided by (used for) investing activities                                 8,138,000        (127,000)       (1,796,000)
                                                                                    -----------     -----------      ------------

FINANCING ACTIVITIES:
 Issuance of preferred stock                                                          4,689,000               -        51,647,000
 Issuance of Common Stock                                                                39,000          19,000        20,260,000
 Repurchase of Common Stock                                                                   -               -           (49,000)
   Payments received for stock purchase rights                                                -               -         3,500,000
 Payments received under shareholder notes                                                    -               -            31,000
 Principal payments under capital lease obligations                                     (35,000)              -        (1,174,000)
                                                                                    -----------     -----------      ------------
 Net cash provided by financing activities                                            4,693,000          19,000        74,215,000
                                                                                    -----------     -----------      ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                    7,774,000      (3,978,000)        3,550,000

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                  2,078,000       7,528,000                 -
                                                                                    -----------     -----------      ------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                                      $ 9,852,000     $ 3,550,000      $  3,550,000
                                                                                    ===========     ===========      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                    $     3,000               -      $    267,000
   Additions to capital lease obligations                                                     -               -         1,174,000

  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (A development stage company)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Organization

     Aastrom Biosciences, Inc. ("Aastrom") was incorporated in March 1989 ("Inception") and is in the development stage. The Company operates its business in one reportable segment - research and product development, conducted both on its own behalf and in connection with various collaborative research and development agreements with others, involving the development and sale of processes and products for the ex vivo production of human cells for use in cell and ex vivo gene therapy.

     Successful future operations are subject to several technical and business risks, including the Company's continued ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for its products. In May, 1999, Aastrom formed its German-based subsidiary, Zellera AG ("Zellera"), in an effort to provide access to new sources of capital. Funding obtained by Zellera, if any, is now expected to fund only the operations of Zellera and not expected to be available to fund the operations of Aastrom. As a result, in September and October 1999, management implemented significant organizational changes designed to reduce headcount and operating expenses and to align the Company's resources with its focus on pursuing corporate strategic alternatives, including a possible merger or acquisition, to provide operating capital. Management has concluded that further deferral of operations, including additional reductions in workforce, would negatively impact the process of identifying potential collaborative partners and initiating an alliance. Accordingly, management has not implemented further cost reduction measures, although may need to do so in the future. If additional funding can not be obtained on a timely basis, it is likely that the Company would not be able to continue its operations through June 30, 2000.

     As part of these operational changes, expansion of European marketing activities for the AastromReplicell/TM/ Cell Production System ("AastromReplicell/TM/ System") were suspended and U.S. clinical trial programs have been significantly reduced while strategic alliances are pursued.

2.   Basis of Presentation

     The condensed financial statements included herein have been prepared by the Company without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended December 31, 1999, are not necessarily indicative of the results to be expected for the full year or for any other period.

     The consolidated financial statements include the accounts of Aastrom and its wholly-owned subsidiary, Zellera which is located in Berlin, Germany (collectively, the "Company"). All significant inter-company transactions and accounts have been eliminated in consolidation.

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended on Form 8-K, as filed with the Securities and Exchange Commission.

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

4.   Preferred Stock

     In July 1998 and May 1999, the Company completed the sale of 5,000 shares of its 1998 Series I Convertible Preferred Stock ("Series I Preferred"), and 3,000 shares of its 1999 Series III Convertible Preferred Stock ("Series III Preferred"), respectively (collectively, the "Preferred Stock"), for aggregate net proceeds of $7,260,000. During the three months ended December 31, 1999, 1,450 shares of Series III Preferred were converted into 3,002,271 shares of common stock. As of December 31, 1999, there were 4,000 shares of Series I Preferred and 1,550 shares of Series III Preferred shares outstanding. As of February 7, 2000 all remaining Series I Preferred and Series III Preferred converted into an aggregate of 7,954,647 shares of common stock.

5.   Subsequent Events

     In January 2000, the Company received $233,000 from the exercise of warrants to purchase 300,000 shares of common stock and executed a convertible loan agreement for $250,000. The aggregate proceeds of $483,000 will be used to help finance operations during ongoing strategic partnering discussions.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since its inception, the Company has been in the development stage and engaged in research and product development, conducted principally on its own behalf, but also in connection with various collaborative research and development agreements with others. Due to funding limitations, the Company has suspended the initial product launch in Europe of the AastromReplicell/TM/ System. Accordingly, the Company does not expect to generate positive cash flows from operations for at least the next several years, and even then, only if funding is obtained and marketing activities can be resumed. Unless more significant product sales commence, the Company expects that its revenue sources will continue to be limited to grant revenue and research funding, milestone payments and licensing fees from potential future corporate collaborators. The timing and amount of such future cash payments and revenues, if any, will be subject to significant fluctuations, based in part on the success of the Company's research activities, the receipt of necessary regulatory approvals, the timing of the achievement of certain other milestones and the extent to which associated costs are reimbursed under grants or other arrangements. Additionally, with the implementation of reductions in the Company's operations, the potential for revenues from these sources will be reduced. A portion of the Company's revenues from product sales will be subject to the Company's obligation to make aggregate royalty payments of up to 2% to certain licensors of its technology. Research and development expenses may fluctuate due to the timing of expenditures for the varying stages of the Company's research, product development and clinical development programs. Generally, product development expenses for the AastromReplicell/TM/ System have decreased as the product has progressed into general production and market launch. Following receipt of sufficient funding, clinical development activities, although currently reduced, and related costs are expected to increase to complete U.S. pivotal clinical trials. Similarly, if the Company resumes marketing activities, marketing and other general and administrative expenses are expected to increase in support of European marketing activities. Under the Company's license agreement with Immunex, the $1,000,000 annual renewal fees due in March 1998 and 1999 were each paid through the issuance of $1,100,000 of the Company's common stock. An additional $1,000,000 renewal fee is due in March 2000 and the Company has negotiated for the payment of this fee through the issuance of common stock valued at $1,100,000. As a result of these and other factors, the Company's results of operations have fluctuated and are expected to continue to fluctuate significantly from year to year and from quarter to quarter and therefore may not be comparable to or indicative of the result of operations for any future periods.

Over the past several years, the Company's net loss has primarily increased, consistent with the growth in the Company's scope and size of operations. Given the current financing alternatives available to the Company in the U.S. and European capital markets, the Company believes that a business combination can best achieve the objective of leveraging its product line into broader market opportunities. Accordingly, operational changes were implemented in September and October 1999 which were intended to align the Company's existing resources to best support the corporate partnering direction. Staff and operations that are required for product support, technology transfer and key management to support the merger and acquisition process have been retained. Grant-funded research activities have also continued, as well as preparatory activities for clinical trials in adult cord blood transplantation and in the treatment of severe osteoporosis. The Company has suspended further European marketing of the AastromReplicell/TM/ System and has reduced its U.S. clinical trial programs while strategic partnering is pursued.

If the Company resumes expanded operations, a future growth in employee headcount will be necessary to address requirements in the areas of product and customer support, research, clinical and regulatory affairs, quality systems, sales and marketing and administration. Assuming capital is available to finance such growth, the Company's operating expenses will increase as a result. At least until such time as the Company enters into arrangements providing research and development funding or achieves greater product sales, the Company
will continue to incur net operating losses.   The Company has never been
profitable and does not anticipate having net income unless and until significant product sales commence, which is unlikely to occur until the Company obtains significant additional funding. Through December 31, 1999, the Company has accumulated losses of $75,235,000. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all, obtain the required funding or complete a corporate partnering or acquisition transaction.

Results of Operations

Revenues for the quarter and six-month period ended December 31, 1999 were $404,000 and $789,000, respectively, compared to $207,000 and $370,000 for the same periods in 1998. Revenues in 1999 include product sales of $55,000 and $169,000 for the quarter and six months ended December 31, 1999 relating to sales of the AastromReplicell/TM/ System therapy kits, equipment and rentals. Revenues decreased in the quarter ended December 1999 compared to the quarter ended September 30, 1999, as European marketing activities for the AastromReplicell/TM/ System were suspended. There were no product sales or rental revenues in 1998. Grant revenues increased to $349,000 and $620,000 for the quarter and six months ended December 31, 1999, up from $207,000 and $370,000 for the same periods in 1998, reflecting increased activities under grant funded programs.

Costs and expenses for the quarter ended December 31, 1999 decreased to $2,588,000, compared to $3,861,000 in 1998 and decreased to $6,589,000 for the six months ended December 31, 1999 from $7,605,000 in 1998. The overall decrease in costs and expenses during 1999 reflects a decrease in research and development expense to $1,869,000 and $3,479,000 for the quarter and six months ended December 31, 1999, respectively, from $3,165,000 and $6,258,000 for the same periods in 1998. These decreased expenses reflect a decline in research and development expense for the AastromReplicell/TM/ System as the product line reached the European marketplace. Cost of product sales and rentals for the six months ended December 31, 1999 totaled $1,251,000, consisting principally of AastromReplicell/TM/ System inventory that was written down with the suspension of marketing activities in September 1999. Selling, general and administrative expense increased to $1,859,000 for the six months ended December 31, 1999 from $1,347,000 in 1998, relating to increased European marketing costs for the AastromReplicell/TM/ System and other European activities during the first quarter. With the suspension of European marketing activities, these expenses were relatively consistent for the three months ended December 31, 1999 compared to the same period in 1998.

Interest income was $58,000 and $139,000 for the quarter and six months ended December 31, 1999, respectively, compared to $142,000 and $363,000 for the same periods in 1998. These decreases correspond to decreases in the level of invested cash and cash equivalents during 1999.

The net loss for the quarter ended December 31, 1999 was $2,126,000, or $.12 per common share, compared to a net loss of $2,276,000, or $.16 per common share for the same period in 1998. The net loss for the six months ended December 31, 1999 was $5,661,000, or $.34 per common share compared to $5,638,000, or $.42 per common share in 1998. The net loss for the six months ended December 31, 1998 includes other income of $1,237,000 representing a one-time payment received from Cobe BCT (Cobe) in connection with the termination of the Company's marketing and distribution agreement with Cobe in November 1998. The computations of net loss per common share include adjustments for dividends and yields on outstanding preferred stock. These adjustments affect only the computation of net loss per common share and are not included in the net loss.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through public and private sales of its equity securities, which, from inception through December 31, 1999, have totaled approximately $79,057,000 and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest income, and funding under equipment leasing agreements.

The Company's combined cash and cash equivalents totaled $3,550,000 at December 31, 1999, a decrease of $3,978,000 from June 30, 1999. The primary uses of cash and cash equivalents during the six months ended December 31, 1999 included $3,870,000 to finance the Company's operations and working capital requirements and $127,000 in capital equipment additions. Successful future operations are subject to several technical and business risks, including the Company's continued ability to obtain future funding, satisfactory product development,
obtaining regulatory approval and market acceptance for its products.   If
additional funding can not be obtained on a timely basis, it is likely that the Company will not be able to continue its operations through June 30, 2000.

The Company's future cash requirements will depend on many factors, including the outcome of strategic partnering and corporate alliance discussions, the availability of resources, continued scientific progress in its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations for at least the next several years due to the expected spending for research and development programs and the cost of commercializing its product candidates, as well as the suspension of marketing activities as a result of limited resources. The Company intends to seek additional funding through research and development, or distribution and marketing, agreements with suitable corporate collaborators, grants and through public or private financing transactions. The Company is attempting to obtain such additional funding. If such additional funding cannot be obtained in the near future, the Company will be forced to substantially reduce the scope and size of its operations and has only a very limited amount of capital to sustain its operations, even at a reduced scale. This is a forward-looking statement which could be negatively impacted by funding limitations, uncertainties inherent in the capital raising process and other factors discussed under this heading and under the caption "Business Risks" in the Company's Annual Report on Form 10-K, as amended. The Company expects that its primary sources of capital for the foreseeable future will be through potential collaborative arrangements and through the public or private sale of its debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or that such collaborative agreements could be sustained. Several factors will affect the Company's ability to raise additional funding, including, but not limited to, market volatility of the Company's common stock and economic conditions affecting the public markets generally or some portion or all of the technology sector, including the biotechnology sector. If adequate funds are not available, the Company will be required to further delay, reduce the scope of, or eliminate one or more of its research and development programs, curtail capital expenditures and further reduce or terminate other operating activities, which may have a material adverse effect on the Company's business. See "Business Risks--Future Capital Needs; Uncertainty of Additional Funding" in the Company's 1999 Annual Report on Form 10-K, as amended on Form 8-K, and Notes to Financial Statements included herein.

Certain Business Considerations

History of Operating Losses/Need for Additional Capital

The Company is a development stage company and there can be no assurance that its product candidates for cell therapy will be successful. The Company has not yet completed the development and clinical trials of any of its product candidates and, accordingly, has not yet begun to generate significant revenues from the commercialization of any of its product candidates in planned principal markets. The Company expects to incur significant operating losses until commercialization of its product candidates, primarily owing to its research and development programs, including pre-clinical studies and clinical trials. The development of the Company's products will require the Company to raise substantial additional funds or to seek collaborative partners, or both, to finance related research and development activities. The Company has an immediate need for additional funding, and there can be no assurance that any such additional funding will be available to the Company on reasonable terms, or at all. Several factors will affect the Company's ability to raise necessary additional funding, including market volatility of the Company's common stock and economic conditions affecting the public markets generally or some portion or all of the technology sector, including biotechnology. If adequate funds are not available, the Company will be required to further delay or terminate research and development programs, curtail capital expenditures, and reduce or terminate business development and other operating activities any of which would have a material adverse effect on the Company's business. If additional funding cannot be obtained on a timely basis, it is likely that the Company will not be able to continue its operations through June 30, 2000. In addition, as June 30, 2000 approaches, the Company's funding alternatives diminish and as a result the Company may enter into a financing transactions at rates which are at a substantial discount to market. The Company has the authority, without shareholder approval, to issue additional shares of preferred stock and to fix the rights, preferences, privileges and restrictions of these shares without any further vote or action by the shareholders. This authority, together with certain provisions of the Company's charter documents, may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. This effect could occur even if the shareholders consider the change in control to be in their best interest. The Company may be required to issue shares of preferred stock to raise additional capital. These shares may have rights that provide for preferential payment to the holder of the preferred shares before payments are made to holders of the common stock. Thus, in the event of a business combination, the holders of the preferred stock may receive a disproportionate percentage of the total consideration received.

Potential Strategic Partnerships

The AastromReplicell/TM/ System consists of an automated clinical system designed to enable hospitals to produce patient-specific cells for use in the treatment of a broad range of diseases. The Company believes that with diverse fields of use, the overall market development and customer interface plans for distribution and support will benefit from the consolidation of the product line under disease-specific programs, and the Company is seeking such strategic partners. There can be no assurance that the Company will be able to enter into a new marketing and distribution relationship on acceptable terms with a partner, if at all, or that if such a marketing and distribution partnership is achieved, that it will result in the successful commercialization and distribution of the Company's technologies and product candidates.

Failure to enter into such a new relationship, and further delays in the planning or implementation of distribution or marketing activities while a new partnership is sought, will have a material adverse effect on the Company's business, financial condition and results of operations.

Product Development Uncertainties

Commercialization of the Company's technology and product candidates, including its lead product candidate, the AastromReplicell/TM/ System, will require additional research and development by the Company as well as substantial clinical trials. There can be no assurance that the Company will successfully complete development of the AastromReplicell/TM/ System or its other product candidates for its planned principal markets, or successfully market its technologies or product candidates, which lack of success would have a material adverse effect on the Company's business, financial condition and results of operations. The Company or its potential collaborators may encounter problems or delays relating to research and development, market development, clinical trials, regulatory approval and intellectual property rights of the Company's technologies and product candidates. The Company's initial product development efforts are primarily directed toward obtaining regulatory approval to market the AastromReplicell/TM/ System as an alternative, or improvement, to currently used stem cell collection methods. These existing stem cell collection methods have been widely practiced for a number of years, and there can be no assurance that any of the Company's technologies or product candidates will be accepted by the marketplace as readily as these or other competing processes and methodologies, or at all. The Company also plans to pursue through strategic relationships, clinical applications of the AastromReplicell/TM/ System into emerging cell therapies being developed by others. There can be no assurance that such strategic relationships, if established, will successfully lead to commercial applications of the AastromReplicell/TM/ System.

Uncertainties of Clinical Trials

The approval of the U.S. Food and Drug Administration ("FDA") will be required before commercial sales of the Company's product candidates may commence in the U.S. As a result of funding limitations, the Company has reduced or suspended its clinical trial activities which were designed to demonstrate the safety and biological activity of cells produced in the AastromReplicell/TM/ System in a limited number of patients. If these trials are resumed and the results are successful, the Company intends to use these results to seek approval from the FDA to commence commercial sales in the U.S. for approved indications. Additionally, the results from completed clinical studies and ongoing and future clinical studies, if positive, are intended to support future marketing activities of the AastromReplicell/TM/ System in Europe. The patients enrolled in these trials will have undergone extensive chemotherapy or radiation therapy treatments prior to infusion of cells produced in the AastromReplicell/TM/ System. Such treatments will have substantially weakened these patients and may have irreparably damaged their blood and immune systems. Due to these and other factors, it is possible that these patients may die or suffer severe complications during the course of the current trials or future trials. For example, in the trials to date, some of the patients who have been in the transplant recovery process have died from complications related to the patient's clinical condition that, according to the physicians involved, were unrelated to the AastromReplicell/TM/ System procedure. The Company may experience delays in patient accruals in its current clinical trials or in future clinical trials, which could result in increased costs associated with the clinical trials or delays in receiving regulatory approvals and commercialization, if any. The results of pre-clinical studies and early clinical trials of the Company's product candidates may not necessarily be indicative of results that will be obtained from subsequent or more extensive clinical trials. Further, there can be no assurance that pre-pivotal or pivotal clinical trials of any of the Company's product candidates will demonstrate the safety, reliability and efficacy of such products, or of the cells produced in such products, to the extent necessary to obtain required regulatory approvals or market acceptance. There can be no assurance that, even after the expenditures of substantial time and financial resources, regulatory approval will be obtained for any products developed by the Company.

European Regulatory Matters

The AastromReplicell/TM/ System components, are currently being regulated in Europe as Class I Sterile, Class IIb, or Class III Medical Devices, under the authority of the new Medical Device Directives ("MDD") being implemented by European Union ("EU") member countries. In order for the Company to market its products in Europe, permission to affix the CE Mark from a Notified Body is required which certifies that the Company and its operations comply with certain minimum quality standards and compliance procedures, or, alternatively, that its manufactured products meet a more limited set of requirements. The Company may also be required to comply with certain country-specific regulations in order to market its products. The Company has received approval to affix the CE Mark to the AastromReplicell/TM/ System instrumentation platform and the various components of the SC-I Therapy Kit for the production of bone marrow derived cells and the CB-I Therapy Kit used for expansion of umbilical cord blood cells. While initial approvals have been obtained, there can be no assurance that the Company and its suppliers will be able to meet the ongoing minimum requirements necessary to maintain such compliance. The inability to maintain production-level manufacturing of the AastromReplicell/TM/ System or non-compliance with the ongoing regulatory requirements to permit commercialization would have a material adverse effect on the Company's business, strategic partnering activities, financial condition and results of operations. Further, there can be no assurance that the AastromReplicell/TM/ System will continue to be regulated in Europe under its current status. If the AastromReplicell/TM/ System is not so regulated, the Company could be forced to obtain additional regulatory approvals and could be subject to additional regulatory requirements and uncertainty, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Potential Delisting from Nasdaq

The Company is required to meet certain financial tests (including a minimum bid price of the Company's common stock of $1.00 and $4 million in tangible net-worth) to maintain the listing of its common stock on the Nasdaq National Market. As a result of recent price fluctuations, the Company's common stock price fell below the $1.00 minimum level and the Company was notified that its common stock would be delisted if the Company did not regain compliance with this listing requirement prior to February 16, 2000. On February 1, 2000, and after review of the trading prices of the Company's common stock by NASDAQ/AMEX, the Company was informed that its stock had closed above the $1.00 minimum bid price for at least ten consecutive days and that the matter was considered closed. There can be no assurance that the Company will be able to maintain its stock listing on a sustained basis. If the Company's common stock were delisted, the market price and liquidity of the stock would be impaired.

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

Year 2000 Issues

The Company has not experienced any significant operating difficulties related to the inability of its computer systems and software products to distinguish 20th century dates from 21st century dates. While such difficulties have not been experienced, there can be no assurance that complications will not develop in its own computer systems, or the computer systems of its suppliers or manufacturers, and therefore the Company may become affected. Such affects may have a material adverse effect on the Company's business, financial condition or results of operations.

These business considerations, and others, are discussed in more detail and should be read in conjunction with the Business Risks discussed in the Company's Annual Report of Form 10-K, as amended.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

               Not applicable.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

               None.

Item 2.   Changes in Securities and Use of Proceeds

          In May 1999 the Company sold 3,000 shares of Series III Preferred for net proceeds of $2,720,000. The shares of Series III Preferred are convertible, at the option of the holder, into shares of the Company's common stock at the lower of (i) $2.34, or (ii) a price based on the market price of the Company's common stock prior to conversion. During the quarter ended December 31, 1999, the Company issued 3,002,271 shares of common stock, upon the conversion of 1,450 shares of Series III Preferred. The shares of common stock issued upon conversion were issued in a transaction exempt from the registration requirements of the Securities Act of 1933 by reason of Section 3(a)(9) thereof. These shares were issued to existing security holders upon conversion of outstanding securities of the Company in a transaction where no commission or other remuneration was paid directly or indirectly in connection with such exchange.

Item 3.   Defaults Upon Senior Securities

               None.

Item 4.   Submission of Matters to a Vote of Security Holders

               (a) The Annual Meeting of Shareholders of Aastrom Biosciences, Inc. was held on November 17, 1999.

               (b) At the 1999 Annual Meeting of Shareholders, votes were cast on matters submitted to the shareholders, as follows:

                    The election of two directors whose terms expire at the 2002 Annual Meeting of Shareholders.

                     NOMINEE                  FOR               WITHHELD
                     -------                  ---               --------

                     Mary L. Campbell       15,731,080           240,075
                     Arthur F. Staubitz     15,669,436           301,719

                    In addition to the election of the above referenced directors, the following individuals continue as directors;
                    R. Douglas Armstrong and Joseph A. Taylor as Class III Directors, whose terms expire at the 2000 Annual Meeting of Shareholders, and Robert J. Kunze and Stephen G. Emerson, as Class I Directors, whose terms expire at the 2001 Annual Meeting of Shareholders.

                    Approval for the issuance of the Company's common stock upon the conversion of up to 3,000 shares Series III Preferred.

                    FOR           AGAINST        ABSTAIN        NON-VOTES
                    ---           -------        -------        ---------
                    9,708,112     228,946        266,001        5,768,096

                    Approval of the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants for the year ending June 30, 2000.

                    FOR           AGAINST        ABSTAIN        NON-VOTES
                    ---           -------        -------        ---------
                    15,913,481    44,075         13,599             0

Item 5.   Other Information

               None.

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits
                    --------

                    See Exhibit Index.


               (b)  Reports on Form 8-K
                    -------------------

                    The Company filed Reports on Form 8-K dated October 27, 1999 and December 10, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AASTROM BIOSCIENCES, INC.


Date: February 14, 2000                     /s/ R. Douglas Armstrong
                                            ------------------------------------
                                            R. Douglas Armstrong, Ph.D.
                                            President, Chief Executive Officer
                                            (Principal Executive Officer)

Date: February 14, 2000                     /s/ Todd E. Simpson
                                            ------------------------------------
                                            Todd E. Simpson
                                            Vice President, Finance and
                                              Administration, Chief Financial
                                              Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Number      Description
--------------      -----------

 3.1 *         Restated Articles of Incorporation of the Company.
 3.2 **        Bylaws of the Company.
10.54          Supplemental Agreement to Employment Agreement between Bruce W.
               Husel and Aastrom Biosciences, Inc. dated October 5, 1999.
10.55          Pay to Stay Severance Agreement between R. Douglas Armstrong,
               Ph.D. and Aastrom Biosciences, Inc. dated October 15, 1999.
10.56          Form of Pay to Stay Severance Agreement between Aastrom
               Biosciences, Inc. and Todd E. Simpson dated October 18, 1999, and between Aastrom Biosciences, Inc. and Alan Smith dated October
               21, 1999.
27.1           Financial Data Schedule.

________________________

* Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, as filed on March 7, 1997.
** Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.