Form 10-Q
period 2000-03-31
AASTROM BIOSCIENCES INC
filed 2000-05-12
CIK 887359

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934

     for the quarterly period ended March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from ________________ to ________________

                         Commission file number 0-22025



                            AASTROM BIOSCIENCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Michigan                                  94-3096597
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)


                24 Frank Lloyd Wright Dr.
                      P.O. Box 376
                  Ann Arbor, Michigan                       48106
         ---------------------------------------            -----
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

                                 [X] Yes [_] No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK, NO PAR VALUE                              30,784,769
             (Class)                               Outstanding at May 9, 2000

                            AASTROM BIOSCIENCES, INC.
                          Quarterly Report on Form 10-Q
                                 March 31, 2000

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                                              Page
Item 1.       Financial Statements                                                            ----
               a) Consolidated Condensed Balance Sheets as of June 30, 1999 and March
                  31, 2000                                                                      3

              b)  Consolidated Condensed Statements of Operations for the three and nine months ended March 31, 1999 and 2000 and for the period from
                  March 24, 1989 (Inception) to March 31, 2000                                  4

              c)  Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 1999 and 2000 and for the period from March 24, 1989
                  (Inception) to March 31, 2000                                                 5

              d)  Notes to Consolidated Condensed Financial Statements                          6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                     8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                       17

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                                18
Item 2.       Changes in Securities and Use of Proceeds                                        18
Item 3.       Defaults Upon Senior Securities                                                  18
Item 4.       Submission of Matters to a Vote of Security Holders                              18
Item 5.       Other Information                                                                18
Item 6.       Exhibits and Reports on Form 8-K                                                 19

SIGNATURES                                                                                     20

EXHIBIT INDEX                                                                                  21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            AASTROM BIOSCIENCES, INC.
                          (a development stage company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      June 30,        March 31,
                                                        1999            2000
                                                    ------------    ------------
                                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ...................   $  7,528,000    $  3,805,000
    Short term investments ......................           --         5,215,000
    Receivables .................................        113,000         169,000
    Inventory ...................................      1,144,000            --
    Prepaid expenses and other ..................        253,000         231,000
                                                    ------------    ------------
       Total current assets .....................      9,038,000       9,420,000

PROPERTY, NET ...................................        502,000         339,000
                                                    ------------    ------------
           Total assets .........................   $  9,540,000    $  9,759,000
                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses .......   $    836,000    $  1,196,000
    Accrued employee expenses ...................        193,000         701,000
                                                    ------------    ------------
       Total current liabilities ................      1,029,000       1,897,000

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; shares
    authorized - 5,000,000; shares
    issued and outstanding - 7,000 at
    June 30, 1999 ...............................      6,588,000            --
Common stock, no par value; shares
    authorized - 40,000,000; shares
    issued and outstanding - 16,980,161
    and 30,774,519, respectively ................     72,257,000      86,446,000
Deficit accumulated during the development stage     (70,334,000)    (78,584,000)
                                                    ------------    ------------
    Total shareholders' equity ..................      8,511,000       7,862,000
                                                    ------------    ------------
       Total liabilities and shareholders' equity   $  9,540,000    $  9,759,000
                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

                            AASTROM BIOSCIENCES, INC.
                          (a development stage company)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three months ended               Nine months ended        March 24, 1989
                                                          March 31,                       March 31,            (Inception) to
                                                ----------------------------    ----------------------------       March 31,
                                                     1999           2000            1999            2000             2000
                                                ------------    ------------    ------------    ------------    ------------
REVENUES:
    Product sales and rentals ...............   $       --      $       --      $       --      $    169,000    $    203,000
    Grants ..................................        251,000         212,000         621,000         832,000       4,068,000
    Research and development agreements .....           --              --              --              --         2,020,000
                                                ------------    ------------    ------------    ------------    ------------
       Total revenues .......................        251,000         212,000         621,000       1,001,000       6,291,000
                                                ------------    ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
    Cost of product sales and rentals .......           --              --              --         1,251,000       1,257,000
    Research and development ................      3,005,000       1,936,000       9,263,000       5,415,000      70,216,000
    Selling, general and administrative .....        669,000         737,000       2,016,000       2,596,000      17,332,000
                                                ------------    ------------    ------------    ------------    ------------
       Total costs and expenses .............      3,674,000       2,673,000      11,279,000       9,262,000      88,805,000
                                                ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ........................     (3,423,000)     (2,461,000)    (10,658,000)     (8,261,000)    (82,514,000)
                                                ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
    Other income ............................           --              --         1,237,000            --         1,237,000
    Interest income .........................        117,000          80,000         480,000         219,000       3,928,000
    Interest expense ........................         (1,000)           --            (4,000)           --          (267,000)
                                                ------------    ------------    ------------    ------------    ------------
       Other income .........................        116,000          80,000       1,713,000         219,000       4,898,000
                                                ------------    ------------    ------------    ------------    ------------

NET LOSS ....................................   $ (3,307,000)   $ (2,381,000)   $ (8,945,000)   $ (8,042,000)   $(77,616,000)
                                                ============    ============    ============    ============    ============


COMPUTATION OF NET LOSS APPLICABLE TO
    COMMON SHARES:

    Net loss ................................   $ (3,307,000)   $ (2,381,000)   $ (8,945,000)   $ (8,042,000)
    Dividends and yields on preferred stock .        (55,000)        (20,000)       (338,000)       (208,000)
                                                ------------    ------------    ------------    ------------
    Net loss applicable to Common Shares ....   $ (3,362,000)   $ (2,401,000)   $ (9,283,000)   $ (8,250,000)

NET LOSS PER COMMON SHARE (Basic and Diluted)   $       (.20)   $       (.09)   $       (.63)   $       (.40)
                                                ============    ============    ============    ============

Weighted average number of common
    shares outstanding ......................     16,505,000      26,964,000      14,808,000      20,553,000
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

                            AASTROM BIOSCIENCES, INC.
                          (a development stage company)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine months ended       March 24, 1989
                                                               March 31,            (Inception) to
                                                     ----------------------------      March 31,
                                                         1999             2000           2000
                                                     ------------    ------------    ------------
OPERATING ACTIVITIES:
    Net loss .....................................   $ (8,945,000)   $ (8,042,000)   $(77,616,000)
    Adjustments to reconcile net loss to net cash
      used for operating activities:
          Depreciation and amortization ..........        236,000         295,000       2,979,000
          Loss on property held for resale .......           --              --           110,000
          Amortization of discounts and premiums
            on investments .......................        (70,000)         (5,000)       (458,000)
          Stock compensation expense .............         10,000           5,000         544,000
          Stock issued pursuant to license
              agreement ..........................      1,100,000       1,100,000       3,300,000
          Write down of inventory ................           --         1,027,000       1,027,000
          Changes in assets and liabilities:
              Receivables ........................         10,000         (56,000)       (193,000)
              Inventory ..........................       (592,000)        117,000      (1,027,000)
              Prepaid expenses ...................         78,000          22,000        (231,000)
              Accounts payable and accrued
                expenses .........................       (349,000)        360,000       1,196,000
              Accrued employee expenses ..........         29,000         508,000         701,000
                                                     ------------    ------------    ------------
    Net cash used for operating activities .......     (8,493,000)     (4,669,000)    (69,668,000)
                                                     ------------    ------------    ------------
INVESTING ACTIVITIES:
    Organizational costs .........................           --              --           (73,000)
    Purchase of short-term investments ...........     (1,000,000)     (5,210,000)    (49,674,000)
    Maturities of short-term investments .........      9,200,000            --        44,917,000
    Capital purchases ............................        (73,000)       (132,000)     (2,581,000)
    Proceeds from sale of property held for resale           --              --           400,000
                                                     ------------    ------------    ------------
    Net cash provided by (used for) investing
      activities .................................      8,127,000      (5,342,000)     (7,011,000)
                                                     ------------    ------------    ------------
FINANCING ACTIVITIES:
    Issuance of preferred stock ..................      4,689,000            --        51,647,000
    Issuance of Common Stock .....................         87,000       6,288,000      26,529,000
    Repurchase of Common Stock ...................           --              --           (49,000)
    Payments received for stock purchase rights ..           --              --         3,500,000
    Payments received under shareholder notes ....           --              --            31,000
    Principal payments under capital lease
       obligations ...............................        (53,000)           --        (1,174,000)
                                                     ------------    ------------    ------------
    Net cash provided by financing activities ....      4,723,000       6,288,000      80,484,000
                                                     ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ................................      4,357,000      (3,723,000)      3,805,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .      2,078,000       7,528,000            --
                                                     ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......   $  6,435,000    $  3,805,000    $  3,805,000
                                                     ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid .............................   $      4,000            --      $    267,000
       Additions to capital lease obligations ....           --              --         1,174,000

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

2.   BASIS OF PRESENTATION

     The condensed financial statements included herein have been prepared by the Company without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year or for any other period.

     The consolidated financial statements include the accounts of Aastrom and its wholly-owned subsidiary, Zellera AG ("Zellera"), which is located in Berlin, Germany (collectively, the "Company"). All significant inter-company transactions and accounts have been eliminated in consolidation.

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended on Form 8-K, as filed with the Securities and Exchange Commission.

3.   NET LOSS PER COMMON SHARE

     Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The computation of net loss per common share reflects dividends and yields on outstanding preferred stock which affect only the computation of net loss per common share and are not included in the computation of net loss for the period.

4.   EQUITY SECURITIES

     In July 1998 the Company sold 5,000 shares of Series I Preferred Stock for net proceeds of $4,540,000. In May 1999 the Company sold 3,000 shares of Series III Preferred Stock for net proceeds of $2,720,000. The shares of Series I Preferred Stock and Series III Preferred Stock were convertible, at the option of the holder, into shares of the Company's common stock at a price based on the market price of the Company's common stock prior to conversion. During the quarter ended March 31, 2000, the Company issued 7,954,647 shares of common stock, upon the conversion of all remaining 4,000 shares of Series I Preferred Stock and all remaining 1,550 shares of Series III Preferred Stock.

     In February 2000, the Company completed the sale of 2,264,151 units, each of which consists of one share of common stock and a three-year warrant to purchase one-half of one share of common stock at a per share exercise price of approximately $3.70, subject to adjustment, for net proceeds of approximately $5,900,000. Assuming full exercise of the stock purchase warrants, the Company could receive up to an additional $4,183,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since its inception, the Company has been in the development stage and engaged in research and product development, conducted principally on its own behalf, but also in connection with various collaborative research and development agreements with others. Due to funding limitations, the Company has suspended the initial product launch in Europe of the AastromReplicell(TM) System. Accordingly, the Company does not expect to generate positive cash flows from operations for at least the next several years, and even then, only if funding is obtained and marketing activities can be resumed and such marketing efforts can be successful. Unless more significant product sales commence, the Company expects that its revenue sources will continue to be limited to grant revenue and research funding, milestone payments and licensing fees from potential future corporate collaborators. The timing and amount of such future cash payments and revenues, if any, will be subject to significant fluctuations, based in part on the success of the Company's research activities, the receipt of necessary regulatory approvals, the ability to enter into agreements with corporate collaborators, the timing of the achievement of certain other milestones and the extent to which associated costs are reimbursed under grants or other arrangements. Additionally, the previous reductions in the Company's operations, have reduced the potential for revenues from these sources. A portion of the Company's revenues from product sales will be subject to the Company's obligation to make aggregate royalty payments of up to 2% to certain licensors of its technology. Research and development expenses may fluctuate due to the timing of expenditures for the varying stages of the Company's research, product development and clinical development programs. Generally, product development expenses for the AastromReplicell(TM) System have decreased as the product has progressed into the general production phase. The Company has recommenced a portion of the clinical development activities that had been reduced in response to funding limitations. If additional funding becomes available the Company may increase the scope of its clinical development activities and related costs to complete U.S. pivotal clinical trials. Similarly, if the Company resumes marketing activities, related expenses are expected to increase in support of those activities. Under the Company's license agreement with Immunex, the $1,000,000 annual renewal fees due in March 1998, 1999 and 2000 were each paid through the issuance of $1,100,000 of the Company's common stock. As a result of these and other factors, the Company's results of operations have fluctuated and are expected to continue to fluctuate significantly from year to year and from quarter to quarter and therefore may not be comparable to or indicative of the result of operations for any future periods.

Over the past several years, the Company's net loss has primarily increased, consistent with the growth in the Company's scope and size of operations. The Company completed the sale of equity securities in February 2000, providing net proceeds of $5,900,000. The Company needs to obtain additional financing and continues to pursue its financing options. Until such time as additional financing can be obtained, the Company has suspended its European marketing activities of the AastromReplicell(TM) System and is conducting only limited U.S. clinical trial and other research activities.

If the Company resumes expanded operations, it will need to hire more personnel to address requirements in the areas of product and customer support, research, clinical and regulatory affairs, quality systems, sales and marketing and administration. Assuming capital is available to finance such growth, the Company's operating expenses will increase as a result. At least until such time as the Company enters into arrangements providing research and development funding or achieves greater product sales, the Company will continue to incur net operating losses. The Company has never been profitable and does not anticipate having net income unless and until significant product sales commence, which is unlikely to occur until the Company obtains significant additional funding. Through March 31, 2000, the Company has accumulated losses of $77,616,000. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all, obtain the required funding or complete a corporate partnering or acquisition transaction.

RESULTS OF OPERATIONS

Revenues for the quarter ended March 31, 2000, consisting of grant revenues, were $212,000, compared to $251,000 in 1999. Revenues for the nine months ended March 31, 2000 were $1,001,000, compared to $621,000 in 1999. Revenues for the nine months ended March 31, 2000 include product sales of $169,000 relating to sales of AastromReplicell(TM) System equipment, therapy kits and equipment rentals. Marketing activities for these products were suspended in September 1999, however, as part of reductions in operations pending completion of necessary financing. As a result, the Company does not expect any significant sales unless and until marketing activities resume. Grant revenues increased to $832,000 for the nine months ended March 31, 2000, from $621,000 in 1999, reflecting increased activities under grant funded programs, but decreased for the quarter ended March 31, 2000, reflecting an overall decrease in research activities during the quarter.

Costs and expenses for the quarter ended March 31, 2000 decreased to $2,673,000, compared to $3,674,000 in 1999 and decreased to $9,262,000 for the nine months ended March 31, 2000 from $11,279,000 in 1999. The overall decreases in costs and expenses during 1999 reflect decreases in research and development expense to $1,936,000 and $5,415,000 for the quarter and nine months ended March 31, 2000, respectively, from $3,005,000 and $9,263,000 for the same periods in 1999. These decreased expenses reflect a decline in research and development expense for the AastromReplicell(TM) System as the product line reached the European marketplace and expense reduction activities implemented by the Company. Research and development expense for the periods ended March 31, 1999 and 2000, include charges of $1,100,000 related to annual renewal fees payable under the Company's supply agreement with Immunex Corporation. These fees were paid through the issuance of common stock. Cost of product sales and rentals for the nine months ended March 31, 2000 was $1,251,000, consisting principally of AastromReplicell(TM) System inventory that was written down with the suspension of marketing activities in September 1999.

Interest income was $80,000 and $219,000 for the quarter and nine months ended March 31, 2000, respectively, compared to $117,000 and $480,000 for the same periods in 1999. These decreases correspond to decreases in the level of invested cash and cash equivalents during 2000.

The net loss for the quarter ended March 31, 2000 was $2,381,000, or $.09 per common share, compared to a net loss of $3,307,000, or $.20 per common share for the same period in 1999. The net loss for the nine months ended March 31, 2000 was $8,042,000, or $.40 per common share compared to $8,945,000, or $.63 per common share in 1999. These decreases are principally the result of decreases in the level of research and development expenses during the periods ended March 31, 2000. The net loss for the nine months ended March 31, 1999 includes other income of $1,237,000 representing a one-time payment received by the Company in December 1998. The computations of net loss per common share include adjustments for dividends and yields on outstanding preferred stock. These adjustments affect only the computation of net loss per common share and are not included in the net loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of its equity securities, which, from inception through March 31, 2000, have totaled approximately $86,446,000 and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest income, and funding under equipment leasing agreements.

The Company's combined cash and cash equivalents totaled $9,020,000 at March 31, 2000, an increase of $1,492,000 from June 30, 1999. The primary uses of cash and cash equivalents during the nine months ended March 31, 2000 included $4,664,000 to finance the Company's operations and working capital requirements and $132,000 in capital equipment additions. The primary sources of cash, cash equivalents and short-term investment was from the sale of equity securities which totaled $6,288,000 during the period. Successful future operations are subject to several technical and business risks, including the Company's continued ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for its products. Based on current funding and anticipated operating activities, the Company expects that its available cash and expected interest income will be sufficient to finance currently planned activities through the end of calendar year 2000. This is a forward-looking statement and could be negatively affected by funding limitations and other factors discussed under this heading as well as the Business Considerations addressed below. The Company is pursuing additional sources of financing. If it cannot obtain additional funding prior to that time, the Company will be forced to make substantial reductions in the scope and size of its operations, and may be forced to curtail activities currently planned to be resumed. In order to grow and expand its business, and to introduce its product candidates into the marketplace, the Company will need to raise additional funds. The Company will also need additional funds or a collaborative partner, or both, to finance the research and development activities of its product candidates for the expansion of additional cell types.

The Company's future cash requirements will depend on many factors, including the outcome of strategic partnering and corporate alliance discussions, the availability of resources, continued scientific progress in its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations for at least the next several years due to the expected spending for research and development programs, the cost of commercializing its product candidates, and the suspension of marketing activities as a result of limited resources. The Company intends to seek additional funding through research and development, or distribution and marketing, agreements with suitable corporate collaborators, grants and through public or private financing transactions. The Company is attempting to obtain such additional funding. If such additional funding cannot be obtained in the near future, the Company will be forced to substantially reduce the scope and size of its operations.

The Company has only a limited amount of capital to sustain its operations, even at a reduced scale. This is a forward-looking statement which could be negatively impacted by funding limitations, uncertainties inherent in the capital raising process and other factors discussed under this heading and below, and under the caption "Business Risks" in the Company's Annual Report on Form 10-K, as amended. The Company expects that its primary sources of capital for the foreseeable future will be through potential collaborative arrangements and through the public or private sale of its debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or that such collaborative agreements could be sustained. Several factors will affect the Company's ability to raise additional funding, including, but not limited to, market volatility of the Company's common stock and economic conditions affecting the public markets generally or some portion or all of the technology sector, including the biotechnology sector. If adequate funds are not available, the Company will be required to further delay, reduce the scope of, or eliminate one or more of its research and development programs, curtail capital expenditures and further reduce or terminate other operating activities, which may have a material adverse effect on the Company's business. See "Business Risks--Future Capital Needs; Uncertainty of Additional Funding" in the Company's 1999 Annual Report on Form 10-K, as amended on Form 8-K, and Notes to Financial Statements included herein.

CERTAIN BUSINESS CONSIDERATIONS

History of Operating Losses/Need for Additional Capital

The Company is a development stage company and there can be no assurance that its product candidates for cell therapy will be successful. The Company has not yet completed the development and clinical trials of any of its product candidates and, accordingly, has not yet begun to generate significant revenues from the commercialization of any of its product candidates in planned principal markets. The Company expects to incur significant operating losses until commercialization of its product candidates, primarily owing to its research and development programs, including pre-clinical studies and clinical trials. The development of the Company's products will require the Company to raise substantial additional funds or to seek collaborative partners, or both, to finance related research and development activities. The Company has a need for additional funding, and there can be no assurance that any such additional funding will be available to the Company on reasonable terms, or at all. The Company is actively seeking funding which, if obtained, is expected to come through the sale of its equity securities and may include rights for the investor to purchase additional stock. Several factors will affect the Company's ability to raise necessary additional funding, including market volatility of the Company's common stock and economic conditions affecting the public markets generally or some portion or all of the technology sector, including biotechnology. If adequate funds are not available, the Company will be required to further delay or terminate research and development programs, curtail capital expenditures, and reduce or terminate business development and other operating activities any of which would have a material adverse effect on the Company's business. The Company has the authority, without shareholder approval, to issue shares of preferred stock and to fix the rights, preferences, privileges and restrictions of these shares without any further vote or action by the shareholders. This authority, together with certain provisions of the Company's charter documents, may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. This effect could occur even if the shareholders consider the change in control to be in their best interest. The Company may be required to issue shares of preferred stock to raise additional capital. These shares would likely have rights that provide for preferential payment to the holder of the preferred shares before payments are made to holders of the common stock. Thus, in the event of a business combination, the holders of the preferred stock may receive a disproportionate percentage of the total consideration received.

While the Company is operating with limited cash resources, it is attempting to balance the benefits of increasing spending to accelerate the pace of activities focused on commercializing the AastromReplicell(TM) System against the concerns of preserving available capital to support basic activities until additional financing can be obtained. If the Company reduces operations too far, it will further delay its commercialization activities and will jeopardize the Company's ability to retain necessary personnel. On the other hand, if the Company does not reduce operations to a sufficient degree and at appropriate times, it runs the risk of depleting its available funds before additional financing can be obtained, thereby requiring more substantial reductions in operations or a termination of operations. Either outcome would adversely effect the Company's business, financial condition and results of operations. Additionally, the process of increasing and reducing the level of operational activities and the number of employees creates significant inefficiencies and retention issues that will adversely affect the Company, its business, financial condition and results of operations.

Potential Strategic Partnerships

The AastromReplicell(TM) System consists of an automated clinical system designed to enable hospitals, cell production sites or other companies to produce patient-specific cells for use in the treatment of a broad range of diseases. The Company believes that, with diverse fields of use, the overall market development and customer interface plans for distribution and support of the AastromReplicell(TM) System will benefit from one or more strategic alliances, and the Company has been seeking strategic partners with strengths in these areas. The structures for such a strategic alliance may include a business combination or merger, in which the Company may, or may not, be the surviving or governing entity. There can be no assurance that the Company will be able to enter into a new marketing and distribution relationship on acceptable terms, if at all, or that if such a marketing and distribution partnership is achieved, that it will result in the successful commercialization and distribution of the Company's technologies and product candidates. Failure to enter into such a new relationship, and further delays in the planning or implementation of distribution or marketing activities while a partnership or additional funding is sought, will have a material adverse effect on commercialization of the AastromReplicell(TM) System and he Company's business, financial condition and results of operations.

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

Uncertainties of Clinical Trials

The approval of the U.S. Food and Drug Administration ("FDA") will be required before commercial sales of the Company's product candidates may commence in the U.S. As a result of funding limitations, the Company has reduced or suspended significant portions of its clinical trial activities which were designed to demonstrate the safety and biological activity of cells produced in the AastromReplicell(TM) System in a limited number of patients. If these trials are resumed and the results are successful, the Company intends to use these results to seek approval from the FDA to commence commercial sales in the U.S. for approved indications. Additionally, the results from completed clinical studies and ongoing and future clinical studies, if positive, are intended to support future marketing activities of the AastromReplicell(TM) System in Europe. The patients enrolled in these trials will have undergone extensive chemotherapy or radiation therapy treatments prior to infusion of cells produced in the AastromReplicell(TM) System. Such treatments will have substantially weakened these patients and may have irreparably damaged their blood and immune systems. Due to these and other factors, it is possible that these patients may die or suffer severe complications during the course of the current trials or future trials. For example, in the trials to date, some of the patients who have been in the transplant recovery process have died from complications related to the patient's clinical condition that, according to the physicians involved, were unrelated to the AastromReplicell(TM) System procedure. The Company has experienced, and may continue to experience, delays in patient accruals in its current clinical trials or in future clinical trials, which could result in increased costs associated with the clinical trials or delays in receiving regulatory approvals and commercialization, if any. The results of pre-clinical studies and early clinical trials of the Company's product candidates may not necessarily be indicative of results that will be obtained from subsequent or more extensive clinical trials. Further, there can be no assurance that pre-pivotal or pivotal clinical trials of any of the Company's product candidates will demonstrate the safety, reliability and efficacy of such products, or of the cells produced in such products, to the extent necessary to obtain required regulatory approvals or market acceptance. There can be no assurance that, even after the expenditures of substantial time and financial resources, regulatory approval will be obtained for any products developed by the Company. Further, there can be no assurance that even if the Company successfully completes its clinical trials and receives approval from the FDA to begin commercialization of its products in the U.S., that such marketing activities will be successful.

European Regulatory Matters

The AastromReplicell(TM) System components, are currently being regulated in Europe as Class I Sterile, Class IIb, or Class III Medical Devices, under the authority of the new Medical Device Directives ("MDD") being implemented by European Union ("EU") member countries. In order for the Company to market its products in Europe, permission to affix the CE Mark from a Notified Body is required. The CE Mark certifies that the Company and its operations comply with certain minimum quality standards and compliance procedures, or, alternatively, that its manufactured products meet a more limited set of requirements. The Company may also be required to comply with certain country-specific regulations in order to market its products. The Company has received approval to affix the CE Mark to the AastromReplicell(TM) System instrumentation platform and the various components of the SC-I Therapy Kit for the production of bone marrow derived cells and the CB-I Therapy Kit used for production of certain umbilical cord blood cells. While initial approvals have been obtained, there can be no assurance that the Company and its suppliers will be able to meet the ongoing minimum requirements necessary to maintain such compliance. The inability to maintain production-level manufacturing or supply of the AastromReplicell(TM) System components or non-compliance with the ongoing regulatory requirements to permit commercialization would have a material adverse effect on the Company's business, strategic partnering activities, financial condition and results of operations. Further, there can be no assurance that the AastromReplicell(TM) System will continue to be regulated in Europe under its current status. If the AastromReplicell(TM) System is not so regulated, the Company could be forced to obtain additional regulatory approvals and could be subject to additional regulatory requirements and uncertainty, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Potential Delisting from Nasdaq

The Company is required to meet certain financial tests (including, but not limited to, a minimum bid price of our common stock of $1.00 and $4 million in tangible net worth) to maintain the listing of its common stock on the Nasdaq National Market. Within the last six months, the Company's common stock price has fallen below the minimum level for some periods and during other periods its tangible net worth has been below the amount required. While the Company's common stock has not been delisted as a result of failures to comply with the minimum listing requirements, there can be no assurance that the stock price or tangible net worth may not fall below the Nasdaq requirements, or that the Company may not be able to comply with other listing requirements, and its common stock might be delisted. If that happened the market price and liquidity of the Company's common stock would be impaired.

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

Dependence on Key Personnel

The Company's success depends in large part upon its ability to attract and retain highly qualified scientific, management and other personnel. The Company faces competition for such personnel from other companies, research and academic institutions and other entities. For example, since the Company's initial public offering in February 1997, three of the six executive officers that were at the Company at that time have since left the Company for positions with other organizations and the Company has hired two new executive officers to resume their responsibilities, one of which has subsequently left the Company. Significant increases and reductions in the scope and size of operations also adversely affects employee relations and the rate of progress on development plans. As a result of these and other factors, we may not be successful in hiring or retaining key personnel.

These business considerations, and others, are discussed in more detail and should be read in conjunction with the Business Risks discussed in the Company's Annual Report of Form 10-K, as amended.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

                From time to time the Company receives threats or may be subject to litigation matters incidental to its business. However, the Company is not currently a party to any material pending legal proceedings.

Item 2.       Changes in Securities and Use of Proceeds

                In July 1998 the Company sold 5,000 shares of Series I Preferred Stock for net proceeds of $4,540,000. In May 1999 the Company sold 3,000 shares of Series III Preferred Stock for net proceeds of $2,720,000. The shares of Series I Preferred Stock and Series III Preferred Stock were convertible, at the option of the holder, into shares of the Company's common stock at a price based on the market price of the Company's common stock prior to conversion. During the quarter ended March 31, 2000, the Company issued 7,954,647 shares of common stock, upon the conversion of all remaining 4,000 shares of Series I Preferred Stock and all remaining 1,550 shares of Series III Preferred Stock. The shares of common stock issued upon conversion were issued in a transaction exempt from the registration requirements of the Securities Act of 1933 by reason of Section 3(a)(9) thereof. These shares were issued to existing security holders upon conversion of outstanding securities of the Company in a transaction where no commission or other remuneration was paid directly or indirectly in connection with such exchange.

                On February 29, 2000, the Company sold 2,264,151 units, each of which consists of one share of common stock and a three-year warrant to purchase one-half of one share of common stock at a per share exercise price of approximately $3.70 (subject to adjustment) for net proceeds of approximately $5,900,000. These shares were sold to one accredited, institutional investor in a private placement exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereof.

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

Item 6.       Exhibits and Reports on Form 8-K

                 (a)  Exhibits
                      --------

                      See Exhibit Index.

                 (b)  Reports on Form 8-K
                      -------------------

                      The Company filed Reports on Form 8-K dated January 19, 2000 and March 3, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            AASTROM BIOSCIENCES, INC.



Date: May 12, 2000          /s/ R. Douglas Armstrong
                            ------------------------
                            R. Douglas Armstrong, Ph.D.
                            President, Chief Executive Officer
                               (Principal Executive Officer)

Date: May 12, 2000          /s/ Todd E. Simpson
                            -------------------
                            Todd E. Simpson
                            Vice President, Finance and Administration,
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                      Description
--------------                      -----------
3.1 *             Restated Articles of Incorporation of the Company

3.2 **            Bylaws of the Company

10.57 ***         Securities Purchase Agreement, dated February 28, 2000,
                  by and between the Company and RGC International Investors, LDC ("RGC")

10.58 ***         Registration Rights Agreement dated February 28, 2000,
                  by and between the  Company and RGC

10.59 ***         Stock Purchase Warrant dated February 29, 2000.

27.1              Financial Data Schedule
------------------------
* Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, as filed on March 7, 1997.

** Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.

*** Incorporated by reference to the Company's Report on Form 8-K filed on March 3, 2000.