Form 10-Q
period 2000-09-30
AASTROM BIOSCIENCES INC
filed 2000-11-13
CIK 887359

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000, OR
                                                ------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

Commission file number       0-22025
                       ---------------------------------

                           AASTROM BIOSCIENCES, INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

            Michigan                                  94-3096597
----------------------------------                 ----------------
 (State or other jurisdiction of                   (I.R.S. employer
 incorporation or organization)                   identification no.)

 24 Frank Lloyd Wright Dr.
    P.O. Box 376
 Ann Arbor, Michigan                                    48106
-----------------------------------                ----------------
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
                                           [X] - Yes   [_] - No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     COMMON STOCK, NO PAR VALUE                  33,843,388
             (Class)                 Outstanding at November 8, 2000

                           AASTROM BIOSCIENCES, INC.
                         Quarterly Report on Form 10-Q
                              September 30, 2000

                                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements                                                                  Page
                                                                                                 ----
        a) Consolidated Condensed Balance Sheets as of June 30, 2000 and
           September 30, 2000                                                                       3

        b) Consolidated Condensed Statements of Operations for the three months ended September 30, 1999 and 2000 and for the period from March 24,
           1989 (Inception) to September 30, 2000                                                   4

        c) Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 1999 and 2000 and for the period from March 24,
           1989 (Inception) to September 30, 2000                                                   5

        d) Notes to Consolidated Condensed Financial Statements                                     6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                            8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                              17

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                                       18
Item 2.    Changes in Securities and Use of Proceeds                                               18
Item 3.    Defaults Upon Senior Securities                                                         18
Item 4.    Submission of Matters to a Vote of Security Holders                                     18
Item 5.    Other Information                                                                       18
Item 6.    Exhibits and Reports on Form 8-K                                                        18

SIGNATURES                                                                                         19

EXHIBIT INDEX                                                                                      20

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                         June 30,        September 30,
                                                           2000              2000
                                                       ------------       ------------
Assets                                                                    (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents                             $  2,064,000       $  3,764,000
 Short-term investments                                  10,681,000          7,969,000
 Receivables                                                242,000            193,000
 Prepaid expenses and other                                 158,000            338,000
                                                        -----------       ------------
   Total current assets                                  13,145,000         12,264,000

PROPERTY, NET                                               292,000            242,000
                                                        -----------       ------------
      Total assets                                      $13,437,000       $ 12,506,000
                                                        ===========       ============

Liabilities and Shareholders' Equity

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                 $    837,000       $    793,000
 Accrued employee expenses                                  165,000             87,000
                                                       ------------       ------------
   Total current liabilities                              1,002,000            880,000
                                                       ------------       ------------

SHAREHOLDERS' EQUITY:
Common stock, no par value; shares
  authorized - 60,000,000; shares issued
  and outstanding - 33,607,659 and
  33,842,388, respectively                               92,367,000         92,954,000
Deficit accumulated during the development stage        (79,932,000)       (81,338,000)
Unrealized gain on investments                                    -             10,000
                                                       ------------       ------------
 Total shareholders' equity                              12,435,000         11,626,000
                                                       ------------       ------------
       Total liabilities and shareholders' equity      $ 13,437,000       $ 12,506,000
                                                       ============       ============

  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                        March 24, 1989
                                                             Three months ended         (Inception) to
                                                               September 30,             September 30,
                                                        ---------------------------     -------------
                                                           1999           2000              2000
                                                        -----------    ------------     -------------
REVENUES:
 Product sales and rentals                               $   114,000    $         -     $     203,000
 Grants                                                      271,000        167,000         4,384,000
 Research and development agreements                               -              -         2,020,000
                                                         -----------    -----------      ------------
   Total revenues                                            385,000        167,000         6,607,000
                                                         -----------    -----------      ------------

COSTS AND EXPENSES:
 Cost of product sales and rentals                         1,230,000              -         1,257,000
 Research and development                                  1,610,000      1,020,000        72,110,000
 Selling, general and administrative                       1,161,000        762,000        18,862,000
                                                        ------------    -----------      ------------
   Total costs and expenses                                4,001,000      1,782,000        92,229,000
                                                        ------------    -----------      ------------
LOSS FROM OPERATIONS                                      (3,616,000)    (1,615,000)      (85,622,000)
                                                        ------------    -----------      ------------
OTHER INCOME (EXPENSE):
 Interest income                                              81,000        209,000         4,282,000
 Interest expense                                                  -              -          (267,000)
 Other income                                                      -              -         1,237,000
                                                         -----------    -----------     -------------
   Total other income                                         81,000        209,000         5,252,000
                                                         -----------    -----------     -------------
NET LOSS                                                 $(3,535,000)   $(1,406,000)    $ (80,370,000)
                                                         ===========    ===========     =============

COMPUTATION OF NET LOSS APPLICABLE TO COMMON SHARES:

Net loss                                                 $(3,535,000)   $(1,406,000)
Dividends and yields on preferred stock                      (96,000)             -
                                                         -----------    -----------
Net loss applicable to common shares                     $(3,631,000)   $(1,406,000)
                                                         ===========    ===========
NET LOSS PER COMMON SHARE (Basic and Diluted)            $      (.21)   $      (.04)
                                                         ===========    ===========
Weighted average number of common shares outstanding      16,985,000     33,674,000
                                                         ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                               March 24, 1989
                                                                                      Three months ended       (Inception) to
                                                                                         September 30,          September 30,
                                                                                 ----------------------------
                                                                                    1999           2000             2000
                                                                                 -----------    -------------    ------------
OPERATING ACTIVITIES:
  Net loss                                                                         $(3,535,000)   $(1,406,000)    $(80,370,000)
  Adjustments to reconcile net loss to net cash used
   for operating activities:
    Depreciation and amortization                                                      181,000         50,000        3,080,000
    Loss on property held for resale                                                         -              -          110,000
    Amortization of discounts and premiums on investments                                    -        (28,000)        (502,000)
    Stock compensation expense                                                           5,000        348,000          892,000
    Write down of inventory                                                                  -              -        1,027,000
    Stock issue pursuant to license agreement                                                -              -        3,300,000
    Changes in assets and liabilities:
      Receivables                                                                      (80,000)        49,000         (217,000)
      Inventory                                                                      1,074,000              -       (1,027,000)
      Prepaid expenses                                                                (275,000)      (180,000)        (338,000)
      Accounts payable and accrued expenses                                            221,000        (44,000)         793,000
      Accrued employee expenses                                                          4,000        (78,000)          87,000
                                                                                   -----------    -----------      -----------
  Net cash used for operating activities                                            (2,405,000)    (1,289,000)     (73,165,000)
                                                                                   -----------    -----------      -----------

INVESTING ACTIVITIES:
  Organizational costs                                                                       -              -          (73,000)
  Purchase of short-term investments                                                         -     (1,500,000)     (56,624,000)
  Maturities of short-term investments                                                       -      4,250,000       49,167,000
  Capital purchases                                                                   (127,000)             -       (2,585,000)
  Proceeds from sale of property held for resale                                             -              -          400,000
                                                                                   -----------    -----------      -----------
  Net cash provided by (used for) investing activities                                (127,000)     2,750,000       (9,715,000)
                                                                                   -----------    -----------      -----------

FINANCING ACTIVITIES:
  Issuance of preferred stock                                                                -              -       51,647,000
  Issuance of common stock                                                              19,000        239,000       32,689,000
  Repurchase of common stock                                                                 -              -          (49,000)
  Payments received for stock purchase rights                                                -              -        3,500,000
  Payments received under shareholder notes                                                  -              -           31,000
  Principal payments under capital lease obligations                                         -              -       (1,174,000)
                                                                                   -----------    -----------      -----------
  Net cash provided by financing activities                                             19,000        239,000       86,644,000
                                                                                   -----------    -----------      -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                   (2,513,000)     1,700,000        3,764,000

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                                7,528,000      2,064,000                -
                                                                                   -----------    -----------      -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                                    $ 5,015,000    $ 3,764,000     $  3,764,000
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

                           AASTROM BIOSCIENCES, INC.
                         (A development stage company)
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Organization

     Aastrom Biosciences, Inc. (Aastrom) was incorporated in March 1989 (Inception), began employee-based operations in 1991, and is in the development stage. Aastrom operates its business in one reportable segment -research and product development, conducted both on its own behalf and in connection with various collaborative research and development agreements with others, involving the development and sale of processes and products for the ex vivo production of human cells for use in cell and ex vivo gene therapy.

     Successful future operations are subject to several technical and business risks, including satisfactory product development, obtaining regulatory approval and market acceptance for its products and Aastrom's ability to obtain future funding.

2.   Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year or for any other period.

     The consolidated financial statements include the accounts of Aastrom and its wholly-owned subsidiary, Zellera AG ("Zellera"), which is located in Berlin, Germany (collectively, the "Company"). All significant inter-company transactions and accounts have been eliminated in consolidation. As of September 30, 2000, Zellera has only limited operations and is not a significant component of the consolidated financial statements.

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Aastrom's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

3.   Net Loss Per Common Share

     Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The computation of net loss per common share for the quarter ended September 30, 1999 reflects dividends and yields on outstanding preferred stock which affect only the computation of net loss per common share and are not included in the computation of net loss for the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since its inception, Aastrom has been in the development stage and engaged in research and product development, conducted principally on its own behalf, but also in connection with various collaborative research and development agreements with others. Aastrom commenced its initial European pilot-scale product launch of the AastromReplicell(TM) System in April 1999, but subsequently suspended those activities in October 1999 pending the receipt of additional financing. Aastrom does not expect to generate positive cash flows from operations for at least the next several years and then only if more significant product sales commence. Until that time, Aastrom expects that its revenue sources will be limited to grant revenue and research funding, and milestone payments and licensing fees from potential future corporate collaborators. The timing and amount of such future cash payments and revenues, if any, will be subject to significant fluctuations, based in part on the success of our research activities, the receipt of necessary regulatory approvals, the timing of the achievement of certain other milestones and the extent to which associated costs are reimbursed under grant or other arrangements. A portion of our revenues from product sales will be subject to our obligation to make aggregate royalty payments of up to 2% to certain licensors of our technology. Research and development expenses may fluctuate due to the timing of expenditures for the varying stages of our research, product development and clinical development programs and the availability of resources. Generally, product development expenses have decreased as we have transitioned from prototype-versions to production-level versions of the AastromReplicell(TM) System. Operating expenses have also decreased over the past year as a result of cost reduction efforts that we have implemented. Clinical development costs are expected to increase as we conduct our U.S. clinical trials, successful completion of which are necessary to submit for regulatory approvals to market our products in the U.S. Similarly, marketing and other general and administrative expenses are expected to increase in support of European marketing activities as they resume. Under our license agreement with Immunex, the $1,000,000 annual renewal fees due in March 1998, 1999 and 2000 were each paid through the issuance of $1,100,000 of our common stock. As a result of these and other factors, our results of operations have fluctuated and are expected to continue to fluctuate significantly from year to year and from quarter to quarter and therefore may not be comparable to or indicative of the results of operations for any future periods.

The scope and size of Aastrom's operations is typically tied to the availability of capital and other resources. For example, in October 1999, we were forced to implement significant cost reduction measures while we pursued corporate partnering, including merger or acquisition transactions, and sought additional capital. We completed the sale of equity securities in February 2000 and June 2000, providing aggregate net proceeds of $11,800,000 that allowed us to resume certain activities. With this funding, we have recommenced our U.S. clinical development program, and we are resuming production manufacturing capabilities and pilot-scale marketing activities in Europe with targeted medical centers.
We need to obtain additional financing and we continue to pursue our financing options.

In order for us to resume more expanded operations, we will need to hire more personnel to address requirements in the areas of product and customer support, research, clinical and regulatory affairs, quality systems, sales and marketing and administration. Our operating expenses are expected to increase as a result. At least until such time as Aastrom enters into arrangements providing research and development funding or achieves product sales, we will continue to incur net
operating losses.   As a development-stage company, Aastrom has never been
profitable and does not anticipate having net income unless and until significant product sales commence, which is unlikely to occur until we obtain significant additional funding. Through September 30, 2000, our accumulated losses total $80.4 million. There can be no assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, or complete a corporate partnering or acquisition transaction.

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 2000 were $167,000 and consisted of grant revenue compared to total revenues $385,000 in 1999. Grant revenues and product sales decreased in 2000 in response to general expense reductions previously implemented, including reducing activities under grant-funded programs as well as European sales and marketing activities, while additional funding was obtained.

Costs and expenses for the quarter ended September 30, 2000 decreased to $1,782,000, compared to $4,001,000 in 1999. Decreases in costs and expenses include a decrease in research and development expense to $1,020,000 for the quarter ended September 30, 2000, from $1,610,000 for the same period in 1999, and a reduction in selling, general and administrative expenses to $762,000 from $1,161,000. Expenses for the quarter ended September 30, 2000 include non-cash charges of $348,000 relating to certain stock options awarded in December 1999. Cost of product sales and rentals for the quarter ended September 30, 1999 included a charge of $1,142,000 relating to the write down of AastromReplicell(TM) System inventory.

Interest income was $209,000 for the quarter ended September 30, 2000 compared to $81,000 in 1999. This increase corresponds to an increase in the level of cash, cash equivalents and short-term investments during 2000.

Aastrom's net loss was $1,406,000, or $.04 per common share for the quarter ended September 30, 2000 compared to $3,535,000, or $.21 per common share in 1999. This decrease is primarily the result of decreased costs and expenses and increased interest income in 2000 and an increase in the weighted average number of common shares outstanding that resulted from the conversion of previously outstanding convertible preferred stock. The computation of net loss per common share for the quarter ended September 30, 1999 includes adjustment for dividends and yields on outstanding preferred stock. These adjustments affect only the computation of net loss per common share and are not included in the net loss for the period.

LIQUIDITY AND CAPITAL RESOURCES

Aastrom has financed its operations since inception primarily through public and private sales of its equity securities, which, from inception through September 30, 2000, have totaled approximately $93.0 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations and interest earned on cash, cash equivalents, and short-term investments. These financing sources have historically allowed us to maintain adequate levels of cash and other liquid investments.

Our combined cash, cash equivalents and short-term investments totaled $11,733,000 at September 30, 2000, a decrease of $1,012,000 from June 30, 2000.
The primary uses of cash, cash equivalents and short-term investments during the quarter ended September 30, 2000 included $1,261,000 to finance our operations and working capital requirements. The primary sources of cash, cash equivalents and short-term investments was from the exercise of stock options that totaled $239,000 during the period.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. Aastrom does not expect to generate a positive cash flow from operations for at least the next several years due to the expected spending for research and development programs and the cost of commercializing its product candidates. Aastrom intends to seek additional funding through research and development, or distribution and marketing, agreements with suitable corporate collaborators, grants and through public or private financing transactions. Successful future operations are subject to several technical and business risks, including our continued ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for our products. Based on current funding and anticipated operating activities, Aastrom expects that its available cash will be sufficient to finance currently planned activities through the end of fiscal year 2001. This estimate is a forward-looking statement based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption "Business Risks" in our Annual Report on Form 10-K. Aastrom is pursuing additional sources of financing. If it cannot obtain additional funding prior to its current cash reserves being depleted, we will be forced to make substantial reductions in the scope and size of our operations, and may be forced to curtail activities currently planned to be resumed. In order to grow and expand our business, and to introduce our product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of its debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock and economic conditions affecting the public markets generally or some portion or all of the technology sector. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs, which may have a material adverse effect on our business. See "Business Risks" and Notes to Consolidated Financial Statements in Aastrom's 2000 Annual Report on Form 10-K and Notes to Consolidated Financial Statements included herein.

Certain Business Considerations


History of Operating Losses/Need for Additional Capital

Commercialization in the U.S. of our lead product candidate, the AastromReplicell(TM) System, will require additional research and development as well as substantial clinical trials. While we have commenced initial marketing on a limited pilot-scale basis of the AastromReplicell(TM) System in Europe, we believe that the U.S. will be the principal market for our current products. We may not be able to successfully complete development of the AastromReplicell(TM) System or our other product candidates, or successfully market our technologies or product candidates. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technologies and product candidates. Our research and development programs may not be successful, and our cell culture technologies and product candidates may not facilitate the ex vivo production of cells with the expected biological activities in humans. Our technologies and product candidates may not prove to be safe and efficacious in clinical trials, and we may not obtain the intended regulatory approvals for our technologies or product candidates and the cells produced in such products. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operations during the period required for resolution of that issue.
We cannot be certain that we will be able to raise the required capital to conduct our operations and develop our products.

We will require substantial capital resources in order to conduct our operations and develop our products. In October 1999, we were forced to reduce operations based on our declining level of capital resources and its limited financing alternatives available at that time. Although we have started to resume certain operating activities, the previous reduction in our operating activities has negatively affected our ability to manufacture and develop our products and has delayed our product development programs. Based on current funding and anticipated operating activities, we expect that our available cash and expected interest income will be sufficient to finance our current activities through the end of fiscal year 2001. This is a forward-looking statement and could be negatively affected by funding limitations, the implementation of additional research and development programs and other factors discussed under this heading. We are currently pursuing additional sources of financing. If we cannot obtain additional funding prior to that time, we will be forced to make substantial reductions in the scope and size of our operations, and may be forced to curtail activities that we currently plan to resume. In order to grow and expand our business, and to introduce our product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our new product candidates for the production of additional cell types.

Uncertainties of Clinical Trials

To be able to market products in the U.S. beyond research and investigational uses, we must demonstrate, through extensive pre-clinical studies and clinical trials, the safety and efficacy of our processes and product candidates, together with the cells produced by such processes in such products, for application in the treatment of humans. We are currently conducting clinical trials to demonstrate the safety and biological activity of patient-derived cells produced in the AastromReplicell(TM) System. Depending on the availability of resources, we intend to commence at least one additional clinical trial to demonstrate the safety and biological activity of umbilical cord blood cells produced in the AastromReplicell(TM) System. If our clinical trials are not successful, our products may not be marketable.

Our ability to complete our clinical trials in a timely manner depends on many factors, including the rate of patient enrollment. Patient enrollment can vary with the size of the patient population, the proximity of suitable patients to clinical sites, perceptions of the utility of the therapy for the treatment of certain diseases and the eligibility criteria for the study. We have experienced delays in patient accruals in our previous and current clinical trials. If we experience future delays in patient accruals, we could experience increased costs and delays associated with clinical trials that would impair our product development programs and our ability to market our products. Furthermore, the U.S. Food and Drug Administration (FDA) monitors the progress of clinical trials and it may suspend or terminate clinical trials at any time due to patient safety or other considerations.

Uncertainty of Regulatory Approval

Except for research and investigational uses, we must obtain the approval of the FDA before commercial sales of our product candidates may commence in the U.S., which we believe will be the principal market for our products. We may also be required to obtain additional approvals from foreign regulatory authorities to continue or increase our sales activities in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our product candidates, or of the cells produced in such products, we may not be able to obtain required regulatory approvals. Many of the patients enrolled in our stem cell therapy clinical trials will have previously undergone extensive treatment which will have substantially weakened the patients and may have irreparably damaged the ability of their blood and immune system to recover. Some patients undergoing the transplant recovery process have died, from causes that were, according to the physicians involved, unrelated to the AastromReplicell(TM) System procedure, and it is possible that other patients may die or suffer severe complications during the course of either the current or future clinical trials. In addition, patients receiving cells produced with our technologies and product candidates may not demonstrate long-term engraftment in a manner comparable to cells obtained from current stem cell therapy procedures. If we cannot demonstrate the safety or efficacy of our technologies and product candidates, including long-term sustained engraftment, or if one or more patients die or suffer severe complications, the FDA or other regulatory authorities could delay or withhold regulatory approval of our product candidates.

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

Uncertainty of Market Acceptance of Product Candidates

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

Dependence on Third Parties for Materials

We rely solely on third parties to manufacture our product candidates and their component parts. We also rely solely on third party suppliers to provide necessary key mechanical components, as well as growth factors and other materials used in the cell expansion process. We would not be able to obtain alternate sources of supply for many of these items on a short-term basis. In October 1999, we suspended manufacturing of our products. While we are in the process of reestablishing our product manufacturing capabilities, we have not yet completed those activities and resumed production of certain components of
our product line.   Further, if any of our key manufacturers or suppliers fails to perform their respective obligations, or if our supply of growth factors, components or other materials is limited or interrupted, we would not be able to conduct clinical trials or market our product candidates on a timely and cost-competitive basis, if at all.

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

Limited Internal Sales and Marketing Capabilities

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

Volatility of Our Stock Price May Limit our Ability to Raise Capital

The market price of shares of our common stock has been volatile. The price of our common stock may continue to fluctuate in response to a number of events and factors, any of which may cause the price of our shares to fall, and may adversely affect our business and financing opportunities. In addition, the stock market in general and the market prices for biotechnology companies in particular have experienced significant volatility that often has been unrelated to the operating performance or financial conditions of such companies. These broad market and industry fluctuations may adversely affect the trading price of our stock, regardless of our operating performance or prospects.

The exercise price of the warrants that we issued in February 2000 is subject to certain reduction in the event the price of our common stock goes down at specified times in the future or if we issue additional securities at less than the warrant exercise price. The warrants are currently exercisable for 1,382,816 shares of common stock, at a price of approximately $3.02 per share. This number of shares could increase to 2,614,386 shares of common stock and the exercise price could be reduced to as low as $1.60 per share. In June 2000, we issued warrants to purchase up to 3,348,915 shares of our common stock at $0.01 per share as a means of providing the investor with a limited price adjustment in June 2001 if the price of our common stock decreases. If all shares of common stock issuable under these warrants are issued, then holders of common stock could experience significant dilution of their investment.

In addition, sales, or the possibility of sales, of substantial numbers of shares of common stock in the public market could adversely affect prevailing market prices of shares of common stock. Our employees hold a significant number of options to purchase shares, many of which are presently exercisable. Employees may exercise their options and sell shares shortly after such options become exercisable, particularly if they need to raise funds to pay for the exercise price of such options or to satisfy tax liabilities that they may incur in connection with exercising their options. Additionally, beginning January 1, 2001, COBE BCT will be able to sell all of its approximately 2.4 million shares of our common stock without restriction.

Potential Delisting from Nasdaq

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

These business considerations, and others, are discussed in more detail and should be read in conjunction with the Business Risks discussed in the Company's 2000 Annual Report of Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Aastrom believes that the interest rate risk related to its accounts receiveable is not significant. Aastrom manages the risk associated with these accounts through periodic reviews of the carrying value for non-collectability and establishment of appropriate allowances in connection with our internal controls and policies. Aastrom does not enter into hedging or derivative instruments.

Aastrom is also exposed to interest rate changes principally affecting its investments in interest rate sensitive instruments. An analysis of the impact on Aastrom's interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates compared to interest rates at September 30, 2000 indicates that it would not have a significant impact on expected fiscal year 2001 earnings.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         From time to time Aastrom receives threats or may be subject to litigation matters incidental to its business. However, Aastrom is not currently a party to any material pending legal proceedings.

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

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AASTROM BIOSCIENCES, INC.


Date: November 10, 2000       /s/ R. Douglas Armstrong
                              ------------------------
                              R. Douglas Armstrong, Ph.D.
                              President, Chief Executive Officer
                                   (Principal Executive Officer)

Date: November 10, 2000       /s/ Todd E. Simpson
                              -------------------
                              Todd E. Simpson
                              Vice President, Finance and Administration,
                                 Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Number      Description
--------------      -----------

3.1 *        Restated Articles of Incorporation of the Company
3.2 **       Bylaws of the Company
27.1         Financial Data Schedule

________________________

* Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, as filed on March 7, 1997.
** Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.