Form 10-Q
period 2000-12-31
AASTROM BIOSCIENCES INC
filed 2001-02-13
CIK 887359

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000, OR
                                                -----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

Commission file number     0-22025
                       -------------------------------------------------------

                           AASTROM BIOSCIENCES, INC.
------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

            Michigan                                         94-3096597
----------------------------------------               ----------------------
   (State or other jurisdiction of                         (I.R.S. employer
    incorporation or organization)                       identification no.)

      24 Frank Lloyd Wright Dr.
            P.O. Box 376
         Ann Arbor, Michigan                                    48106
----------------------------------------               ----------------------
(Address of principal executive offices)                      (Zip code)

                                (734) 930-5555
-----------------------------------------------------------------------------
 (Registrant's telephone number, including area code)


_____________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           [X] - Yes   [_] - No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       COMMON STOCK, NO PAR VALUE                     33,843,388
                 (Class)                    Outstanding at February 9, 2001

                           AASTROM BIOSCIENCES, INC.
                         Quarterly Report on Form 10-Q
                               December 31, 2000

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements                                                                              Page
                                                                                                             ----
       a) Consolidated Condensed Balance Sheets as of June 30, 2000 and December 31, 2000                       3

       b) Consolidated Condensed Statements of Operations for the three and six months ended December 31,       4
          1999 and 2000 and for the period from March 24, 1989 (Inception) to December 31, 2000

       c) Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 1999 and        5
          2000 and for the period from March 24, 1989 (Inception) to December 31, 2000

       d) Notes to Consolidated Condensed Financial Statements                                                  6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                 8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                           19

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                    20
Item 2.   Changes in Securities and Use of Proceeds                                                            20
Item 3.   Defaults Upon Senior Securities                                                                      20
Item 4.   Submission of Matters to a Vote of Security Holders                                                  20
Item 5.   Other Information                                                                                    21
Item 6.   Exhibits and Reports on Form 8-K                                                                     21

SIGNATURES                                                                                                     22

EXHIBIT INDEX                                                                                                  23

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     June 30,     December 31,
                                                       2000          2000
                                                   ------------   ------------
Assets                                                            (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                         $  2,064,000   $  2,926,000
 Short-term investments                              10,681,000      6,998,000
 Receivables                                            242,000        172,000
 Prepaid expenses and other                             158,000        977,000
                                                   ------------   ------------
   Total current assets                              13,145,000     11,073,000

PROPERTY, NET                                           292,000        213,000
                                                   ------------   ------------
      Total assets                                   13,437,000   $ 11,286,000
                                                   ------------   ------------

Liabilities and Shareholders' Equity

CURRENT LIABILITIES:
 Accounts payable and accrued expenses             $     837,000  $    685,000
 Accrued employee expenses                               165,000       109,000
                                                   -------------  ------------
   Total current liabilities                           1,002,000       794,000
                                                   -------------  ------------

SHAREHOLDERS' EQUITY:
Common stock, no par value; shares
  authorized - 60,000,000; shares issued
  and outstanding - 33,607,659 and
  33,843,388, respectively                            92,367,000    92,726,000
Deficit accumulated during the development stage     (79,932,000)  (82,254,000)
Accumulated other comprehensive income                         -        20,000
                                                   -------------  ------------
 Total shareholders' equity                           12,435,000    10,492,000
                                                   -------------  ------------

      Total liabilities and shareholders' equity   $  13,437,000  $ 11,286,000
                                                   =============  ============

  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                   March 24, 1989
                                           Three months ended             Six months ended        (Inception) to
                                              December 31,                  December 31,           December 31,
                                         -------------------------    --------------------------
                                             1999          2000           1999           2000             2000
                                         -----------   -----------    -----------    -----------      -----------
REVENUES:
 Product sales and rentals               $    55,000   $    85,000    $   169,000         85,000      $   288,000
 Grants                                      349,000       210,000        620,000        377,000        4,594,000
 Research and development agreements               -             -              -              -        2,020,000
                                         -----------   -----------    -----------    -----------      -----------
   Total revenues                            404,000       295,000        789,000        462,000        6,902,000
                                         -----------   -----------    -----------    -----------      -----------

COSTS AND EXPENSES:
 Cost of product sales and rentals            21,000        13,000      1,251,000         13,000        1,270,000
 Research and development                  1,869,000       965,000      3,479,000      1,985,000       73,075,000
 Selling, general and administrative         698,000       411,000      1,859,000      1,173,000       19,273,000
                                         -----------   -----------    -----------    -----------      -----------
   Total costs and expenses                2,588,000     1,389,000      6,589,000      3,171,000       93,618,000
                                         -----------   -----------    -----------    -----------      -----------

LOSS FROM OPERATIONS                      (2,184,000)   (1,094,000)    (5,800,000)    (2,709,000)     (86,716,000)
                                         -----------   -----------    -----------    -----------      -----------

OTHER INCOME (EXPENSE):
 Other income                                      -             -              -              -        1,237,000
 Interest income                              58,000       178,000        139,000        387,000        4,460,000
 Interest expense                                  -             -              -              -         (267,000)
                                         -----------   -----------    -----------    -----------      -----------
   Other income                               58,000       178,000        139,000        387,000        5,430,000
                                         -----------   -----------    -----------    -----------      -----------

NET LOSS                                 $(2,126,000)  $  (916,000)   $(5,661,000)   $(2,322,000)    $(81,286,000)
                                         ===========   ===========    ===========    ===========     ============

COMPUTATION OF NET LOSS APPLICABLE TO
 COMMON SHARES:
 Net loss                                $(2,126,000)  $  (916,000)   $(5,661,000)   $(2,322,000)
 Dividends and yields on preferred stock     (92,000)            -       (188,000)             -
                                         ------------  -----------    -----------    -----------
 Net loss applicable to common shares    $(2,218,000)  $  (916,000)   $(5,849,000)   $(2,322,000)
                                         ===========   ===========    ===========    ===========

NET LOSS PER COMMON SHARE (Basic
  and Diluted)                           $      (.12)  $      (.03)   $      (.34)   $      (.07)
                                         ===========   ===========    ===========    ===========
Weighted average number of common shares
  outstanding                             17,782,000    33,843,000     17,383,000     33,759,000
                                         ===========   ===========    ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                              March 24, 1989
                                                                                       Six months ended        (Inception) to
                                                                                         December 31,           December 31,
                                                                                 ----------------------------
                                                                                     1999           2000             2000
                                                                                 -----------    -----------      ------------
OPERATING ACTIVITIES:
 Net loss                                                                        $(5,661,000)   $(2,322,000)     $(81,286,000)
 Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                   245,000        101,000         3,131,000
     Loss on property held for resale                                                      -              -           110,000
     Amortization of discounts and premiums on investments                                 -        (47,000)         (521,000)
     Stock compensation expense                                                        5,000        120,000           664,000
     Write down of inventory                                                               -              -         1,027,000
     Stock issue pursuant to license agreement                                             -              -         3,300,000
     Changes in assets and liabilities:
       Receivables                                                                   (27,000)        70,000          (196,000)
       Inventory                                                                   1,103,000              -        (1,027,000)
       Prepaid expenses                                                              (65,000)      (819,000)         (977,000)
       Accounts payable and accrued expenses                                         299,000       (152,000)          685,000
       Accrued employee expenses                                                     231,000        (56,000)          109,000
                                                                                 -----------    -----------      ------------
 Net cash used for operating activities                                           (3,870,000)    (3,105,000)      (74,981,000)
                                                                                 -----------    -----------      ------------

INVESTING ACTIVITIES:
 Organizational costs                                                                      -              -           (73,000)
 Purchase of short-term investments                                                        -     (1,500,000)      (56,624,000)
 Maturities of short-term investments                                                      -      5,250,000        50,167,000
 Capital purchases                                                                  (127,000)       (22,000)       (2,607,000)
 Proceeds from sale of property held for resale                                            -              -           400,000
                                                                                 -----------    -----------      ------------
 Net cash provided by (used for) investing activities                               (127,000)     3,728,000        (8,737,000)
                                                                                 -----------    -----------      ------------

FINANCING ACTIVITIES:
 Issuance of preferred stock                                                               -              -        51,647,000
 Issuance of common stock                                                             19,000        239,000        32,689,000
 Repurchase of common stock                                                                -              -           (49,000)
   Payments received for stock purchase rights                                             -              -         3,500,000
 Payments received under shareholder notes                                                 -              -            31,000
 Principal payments under capital lease obligations                                        -              -        (1,174,000)
                                                                                 -----------    -----------      ------------
 Net cash provided by financing activities                                            19,000        239,000        86,644,000
                                                                                 -----------    -----------      ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                (3,978,000)       862,000         2,926,000

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                               7,528,000      2,064,000                 -
                                                                                 -----------    -----------      ------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                                   $ 3,550,000    $ 2,926,000      $  2,926,000
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

                           AASTROM BIOSCIENCES, INC.
                         (A development stage company)
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Organization

   Aastrom Biosciences, Inc. (Aastrom) was incorporated in March 1989 (Inception), began employee-based operations in 1991, and is in the development stage. We operate our business in one reportable segment - research and product development, conducted both on our own behalf and in connection with various collaborative research and development agreements with others, involving the development and sale of processes and products for the ex vivo production of human cells for use in cell and ex vivo gene therapy.

   Successful future operations are subject to several technical and business risks, including our ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for our products.

2. Basis of Presentation

   The condensed consolidated financial statements included herein have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended December 31, 2000, are not necessarily indicative of the results to be expected for the full year or for any other period.

   The consolidated financial statements include the accounts of Aastrom and its wholly-owned subsidiary, Zellera AG ("Zellera"), which is located in Berlin, Germany (collectively, the "Company"). All significant inter-company transactions and accounts have been eliminated in consolidation. As of December 31, 2000, Zellera has only limited operations and is not a significant component of the consolidated financial statements.

   These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

3. Shareholders Equity

   Accumulated Other Comprehensive Income in the accompanying consolidated condensed balance sheets consist of unrealized gains on securities that are available for sale. For the six-month period ended December 31, 2000, other comprehensive income was $20,000.

   Research and Development Expense for the six months ended December 31, 2000 include non-cash charges totaling $120,000 relating to certain stock options awarded in December 1999 that are accounted for as variable stock options. The resulting charges, or credits, to expense are based on the market price of our common stock at the end of each quarter. Research and Development and Selling, General and Administrative Expenses for the quarter ended December 31, 2000 include a non-cash credit totaling $228,000 relating to these stock options.

4. Net Loss Per Common Share

   Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The computations of net loss per common share for the periods ended December 31, 1999 reflect dividends and yields on outstanding preferred stock which affect only the computation of net loss per common share and are not included in the computation of net loss for the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of Aastrom
-------------------

     We are developing proprietary process technologies and devices intended for a broad range of cell therapy applications. Our lead product under development is the AastromReplicell(TM) System, which consists of a clinical cell culture system that operates single-use therapy kits tailored for patient therapy in the emerging cell therapy market. We are currently developing our SC-I Therapy Kit, CB-I Therapy Kit and CB-II Therapy Kit for use in stem cell therapy to restore blood and immune system function to cancer patients following chemotherapy or radiation therapy. We believe that the AastromReplicell(TM) System may offer significant advantages over traditional stem cell collection methods in settings where it is difficult to obtain the desired quantity of cells for transplant.

     We are developing the DC-I Therapy Kit for the clinical-scale production of dendritic cells. Dendritic cells are a type of blood cell that have the ability to stimulate an immune response against specific targets, and are being widely pursued as a new potential treatment for cancer and viral diseases. We intend to make the DC-I Therapy Kit available to clinical researchers and centers that are developing dendritic cell-based vaccines designed to treat cancer and other disorders. We have also recently initiated a development program for an AastromReplicell(TM) System therapy kit for the production of bone-forming cells. The new OC-I Therapy Kit is intended for the treatment of patients with degenerative bone diseases such as osteoporosis. Recently, we initiated our first Phase I/II-Pilot clinical study for the OC-I Therapy Kit in patients with severe osteoporosis.

Our Product Pipeline
--------------------

     Our business model builds on two components: (i) proprietary procedures and devices to enable certain types of stem cells and other types of human cells to be produced with superior biological capabilities as compared with standard cell culture approaches, and (ii) the AastromReplicell(TM) System clinical platform that is designed to standardize and enable an effective commercialization pathway for bringing therapeutic cell production to medical practice. The product configuration of the AastromReplicell(TM) System consists of an instrumentation platform, to be integrated within the hospital or other centralized facility, that can operate a variety of single-use therapy kits that are specific to the desired medical application. This is intended to provide a product pathway for each cell therapy that is similar to a pharmaceutical product including regulatory approval, reimbursement, marketing and pricing. We believe that the product design of the AastromReplicell(TM) System will allow us to develop additional cell therapy kits to provide product standardization for a number of emerging cell therapies being developed by other researchers.

Although we may not market the AastromReplicell(TM) System in the United States for stem cell therapy unless and until approval is obtained from the U.S. Food and Drug Administration (FDA), production-level versions of the AastromReplicell(TM) System have been completed and we have obtained permission to affix the CE Mark to such versions. CE Mark approval allows for marketing of the product in Europe. We may also market the AastromReplicell(TM) System in the U.S. for research and investigational use and we are developing our marketing plan to establish relationships with leading sites, initially in Europe, to build a customer foundation for the AastromReplicell(TM) System.

Since our inception, we have been in the development stage and engaged in research and product development, conducted principally on our own behalf, but also in connection with various collaborative research and development agreements with others. We commenced our initial European pilot-scale product launch of the AastromReplicell(TM) System in April 1999, but subsequently had to suspend those activities in October 1999 pending the receipt of additional financing. We do not expect to generate positive cash flows until more significant product sales commence, which could take several years. Until that time, we expect that our revenues will be limited to grant revenue and research funding, milestone payments and licensing fees from potential future corporate collaborators. The timing and amount of such future cash payments and revenues, if any, will be subject to significant fluctuations, based in part on the success of our research activities, the receipt of necessary regulatory approvals, the timing of the achievement of certain other milestones and the extent to which associated costs are reimbursed under grant or other arrangements. A portion of our revenues from product sales will be subject to our obligation to make aggregate royalty payments of up to 2% to certain licensors of our technology. Research and development expenses may fluctuate due to the timing of expenditures for the varying stages of our research, product development and clinical development programs and the availability of resources. Generally, product development expenses have decreased as we have transitioned from prototype-versions to production-level versions of the AastromReplicell(TM) System. Operating expenses have also decreased over the past year as a result of cost reduction efforts that we have implemented. Clinical development costs are expected to increase as we conduct our U.S. clinical trials, successful completion of which are necessary to submit for regulatory approvals to market our products in the U.S. and research and development costs are expect to increase in support of expanded product development activities. Similarly, marketing and other general and administrative expenses are expected to increase in support of European marketing activities as they resume. Under our license agreement with Immunex, the $1,000,000 annual renewal fees due in March 1998, 1999 and 2000 were each paid through the issuance of $1,100,000 of our common stock. As a result of these and other factors, our results of operations have fluctuated and are expected to continue to fluctuate significantly from year to year and from quarter to quarter and therefore may not be comparable to or indicative of the results of operations for any future periods.

The scope and size of our operations has been tied to the availability of capital and other resources. For example, in October 1999, we were forced to implement significant cost reduction measures while we pursued corporate partnering activities, including merger or acquisition transactions, and sought additional capital. We completed the sale of equity securities in February 2000 and June 2000, providing aggregate net proceeds of $11,800,000 that allowed us to resume certain activities. With this funding, we have recommenced our U.S. clinical development program, and we are restoring production manufacturing capabilities and pilot-scale marketing activities in Europe with targeted medical centers. We need to obtain additional financing and we continue to pursue our financing options.

In order for us to resume more expanded operations, we will need to hire more personnel to address requirements in the areas of product and customer support, research, clinical and regulatory affairs, quality systems, sales and marketing and administration. Our operating expenses are expected to increase as a result. At least until such time as we enter into arrangements providing research and development funding or achieve significantly larger levels of product sales, we
will continue to incur net operating losses.   As a development-stage company,
we have never been profitable and we do not anticipate having net income unless and until significant product sales commence, which is unlikely to occur until we obtain significant additional funding. Through December 31, 2000, our accumulated losses total $81.3 million. There can be no assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, or complete a corporate partnering or acquisition transaction.

RESULTS OF OPERATIONS

Revenues for the quarter and six-month period ended December 31, 2000 were $295,000 and $462,000, respectively, compared to $404,000 and $789,000 for the same periods in 1999. Revenues consist primarily of grant funding and decreased to $210,000 and $377,000 for the quarter and six months ended December 31, 2000, from $349,000 and $620,000 for the same periods in 1999. The decreases in grant revenues reflect decreases in overall costs and expenses for the periods ended December 31, 2000, including grant funded activities, as a result of cost reduction measures that had been implemented in late 1999.

Costs and expenses for the quarter ended December 31, 2000 decreased to $1,389,000, compared to $2,588,000 in 1999. This decrease includes a reduction in research and development expense to $965,000 for the quarter ended December 31, 2000, from $1,869,000 for the same period in 1999, and a reduction in selling, general and administrative expenses to $411,000 from $698,000. Costs and expenses for the six months ended December 31, 2000 decreased to $3,171,000, compared to $6,589,000 in 1999. This decrease includes a reduction in research and development expense to $1,985,000 for the six months ended December 31, 2000, from $3,479,000 for the same period in 1999, and a reduction in selling, general and administrative expenses to $1,173,000 from $1,859,000. These planned decreases were the result of general expense reductions previously implemented to control expenditures, and included reductions in research activities, as well as European sales and marketing activities, while additional funding was being obtained. With the completion of additional funding during calendar year 2000, and the potential additional funding being pursued, we expect to increase the scope of our marketing activities, particularly with respect to Europe. Cost of product sales and rentals for the six months ended December 31, 1999 included a charge of $1,142,000 relating to the write down of AastromReplicell(TM) System inventory. Expenses for the six months ended December 31, 2000 include non-cash charges totaling $120,000 relating to certain stock options awarded in December 1999 that are accounted for as variable stock options. These stock options require charges, or credits, to expense based on the market price of our common stock at the end of each quarter. Expenses for the quarter ended December 31, 2000 include a non-cash credit of $228,000 relating to these stock options.

Interest income was $139,000 and $387,000 for the quarter and six months ended December 31, 2000, respectively, compared to $58,000 and $178,000 for the same periods in 1999. These increases correspond to increased levels of invested cash and cash equivalents following the completion of equity financings in February and June of 2000.

The net loss for the quarter ended December 31, 2000 was $916,000, or $.03 per common share, compared to a net loss of $2,126,000, or $.12 per common share for the same period in 1999. The net loss for the six months ended December 31, 2000 was $2,322,000, or $.07 per common share compared to $5,661,000, or $.34 per common share in 1999. These decreases are primarily the result of decreased costs and expenses and increased interest income in 2000 and an increase in the weighted average number of common shares outstanding that resulted from the conversion of previously outstanding convertible preferred stock. The computations of net loss per common share for the periods ended December 31, 1999 include adjustment for dividends and yields on outstanding preferred stock. These adjustments affect only the computation of net loss per common share and are not included in the net loss for the period.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through public and private sales of equity securities, which, from inception through December 31, 2000, have totaled approximately $93 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations and interest earned on cash, cash equivalents, and short-term investments.

Our combined cash, cash equivalents and short-term investments totaled $9,924,000 at December 31, 2000, a decrease of $2,821,000 from June 30, 2000.
The primary uses of cash, cash equivalents and short-term investments during the six months ended December 31, 2000 included $3,058,000 to finance our operations and working capital requirements. The primary sources of cash, cash equivalents and short-term investments was from the exercise of stock options that totaled $239,000 during the period.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. We do not expect to generate a positive cash flow until more significant product sales commence, which could take several years. We intend to seek additional funding through research and development, or distribution and marketing, agreements with suitable corporate collaborators, grants and through public or private financing transactions. Successful future operations are subject to several technical and business risks, including our continued ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for our products. Based on current funding and anticipated operating activities, we expect that our available cash will be sufficient to finance currently planned activities through the end of fiscal year 2001. This estimate is a forward-looking statement based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption "Business Risks" in our Annual Report on Form 10-K. We are pursuing additional sources of financing. If we cannot obtain additional funding prior to our current cash reserves being depleted, we will be forced to make substantial reductions in the scope and size of our operations, and may be forced to curtail activities. In order to grow and expand our business, and to develop and introduce our product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock and economic conditions affecting the public markets generally or some portion or all of the technology sector. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse effect on our business. See "Business Risks" and Notes to Consolidated Financial Statements in our 2000 Annual Report on Form 10-K and Notes to Consolidated Financial Statements included herein.

Certain Business Considerations

History of Operating Losses/Need for Additional Capital

We will require substantial capital resources in order to conduct our operations and develop our products. In October 1999, we were forced to reduce operations based on our declining level of capital resources and our limited financing alternatives available at that time. Although we have resumed certain operating activities, the previous reduction in our operating activities has negatively affected our ability to manufacture and develop our products and has delayed our product development programs. Based on current funding and anticipated operating activities, we expect that our available cash and expected interest income will be sufficient to finance our current activities through the end of fiscal year 2001. This is a forward-looking statement and could be negatively affected by funding limitations, the implementation of additional research and development programs and other factors discussed under this heading. We are currently pursuing additional sources of financing. If we cannot obtain additional funding prior to that time, we will be forced to make substantial reductions in the scope and size of our operations, and may be forced to curtail activities. In order to grow and expand our business, and to develop and introduce our product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our new product candidates for the production of additional cell types.

Product Development Setbacks Would Hurt Our Ability to Raise Needed Capital

Commercialization in the U.S. of our lead product candidate, the AastromReplicell(TM) System, will require additional research and development as well as substantial clinical trials. While we have commenced initial marketing on a limited pilot-scale basis of the AastromReplicell(TM) System in Europe, we believe that the U.S. will be the principal market for our current products. We may not be able to successfully complete development of the AastromReplicell(TM) System or our other product candidates, or successfully market our technologies or product candidates. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technologies and product candidates. Our research and development programs may not be successful, and our cell culture technologies and product candidates may not facilitate the ex vivo production of cells with the expected biological activities in humans. Our technologies and product candidates may not prove to be safe and efficacious in clinical trials, and we may not obtain the intended regulatory approvals for our technologies or product candidates and the cells produced in such products. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise additional capital to finance our continued operations during the period required for resolution of that issue. We cannot be certain that we will be able to raise the required capital to conduct our operations and develop our products.

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

Dependence on Third Parties for Materials

We rely solely on third parties to manufacture our product candidates and their component parts. We also rely solely on third party suppliers to provide necessary key mechanical components, as well as growth factors and other materials used in the cell expansion process. We would not be able to obtain alternate sources of supply for many of these items on a short-term basis. In October 1999, we suspended manufacturing of our products. Although we have resumed certain operating activities, the previous reduction in our operating activities has negatively affected our ability to manufacture and develop our products. Further, if any of our key manufacturers or suppliers fails to perform their respective obligations, or if our supply of growth factors, components or other materials is limited or interrupted, we would not be able to conduct clinical trials or market our product candidates on a timely and cost-competitive basis, if at all.

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

The exercise price of the warrants that we issued in February 2000 is subject to reduction in the event the price of our common stock goes down at specified times in the future or if we issue additional securities at less than the warrant exercise price. The warrants are currently exercisable for 1,382,816 shares of common stock, at a price of approximately $3.02 per share. This number of shares could increase to 2,614,386 shares of common stock and the exercise price could be reduced to as low as $1.60 per share. In connection with a financing completed in June 2000, we issued a warrant to purchase up to 3,348,915 shares of our common stock at $0.01 per share as a means of providing the investor with a limited price adjustment in June 2001 if the price of our common stock decreases. If all shares of common stock issuable under these warrants are issued, then holders of common stock could experience significant dilution of their investment.

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

Nasdaq Listing Requirements

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

Forward-looking statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These forward-looking statements include statements regarding potential strategic collaborations, future capital needs and funding requirements, product development plans, clinical trials and market assessments. These statements are subject to risks and uncertainties, including those set forth in this section, and actual results could differ materially from those expressed or implied in these statements. These business considerations, and others, are discussed in more detail and should be read in conjunction with the Business Risks discussed in our 2000 Annual Report on Form 10-K. We assume no obligation to update any such forward-looking statement or reason why actual results might differ.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe that the interest rate risk related to our accounts receivable is not significant. We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectability and establishment of appropriate allowances in connection with our internal controls and policies. We do not enter into hedging or derivative instruments.

We are also exposed to interest rate changes principally affecting our investments in interest rate sensitive instruments. An analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates compared to interest rates at December 31, 2000 indicates that it would not have a significant impact on expected fiscal year 2001 earnings.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          From time to time we receive threats or may be subject to litigation matters incidental to our business. However, we are not currently a party to any material pending legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

          None.

Item 3.  Defaults Upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of Aastrom Biosciences, Inc. was held on November 15, 2000.

         (b) At the 2000 Annual Meeting of Shareholders, votes were cast on matters submitted to the shareholders, as follows:

             The election of two directors whose terms expire at the 2002 Annual Meeting of Shareholders.

             NOMINEE                             FOR            WITHHELD
             -------                             ---            --------

            Joseph A Taylor                   29,839,260         524,295
            R. Douglas Armstrong, Ph.D.       29,879,477         484,078

            In addition to the election of the above referenced directors, the following individuals continue as directors; Alan M. Wright and Fabrizio Bonanni, as Class I Directors, whose terms expire at the 2001 Annual Meeting of Shareholders and Mary L. Campbell and Arthur
            F. Staubitz as Class II Directors, whose terms expire at the 2002 Annual Meeting of Shareholders.

            Approval of the amendment of the 1992 Incentive and Non-Qualified Stock Option Plan to increase the maximum aggregate number of shares reserved for issuance thereunder by 1,400,000.

                            FOR            AGAINST         ABSTAIN
                            ---            -------         -------
                         29,282,433       1,040,245         40,877

            Approval of the amendment of the 1996 Outside Directors Stock Option Plan to (i) increase by 150,000 the maximum number of shares of Aastrom's common stock that may be issued thereunder; and (ii) to increase the size of the Initial Option Grant and Annual Option granted after the date of the 2000 Annual Meeting of Shareholders from 5,000 to 10,000 shares.

                            FOR            AGAINST         ABSTAIN
                            ---            -------         -------
                         29,237,539       1,063,090         62,926

            The vote to approve the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants for the year ending June 30, 2001.

                            FOR            AGAINST         ABSTAIN
                            ---            -------         -------
                         30,114,952        212,588         36,015

Item 5.  Other Information

          None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             --------

             See Exhibit Index.


         (b) Reports on Form 8-K
             -------------------

             The Company filed a Report on Form 8-K dated November 14, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             AASTROM BIOSCIENCES, INC.


Date: February 13, 2001      /s/ R. Douglas Armstrong
                             -------------------------------------------------
                             R. Douglas Armstrong, Ph.D.
                             President, Chief Executive Officer
                                    (Principal Executive Officer)

Date: February 13, 2001      /s/ Todd E. Simpson
                             -------------------------------------------------
                             Todd E. Simpson
                             Vice President, Finance and Administration,
                                Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Number                 Description
--------------                 -----------

3.1 *            Restated Articles of Incorporation of the Company
3.2 **           Bylaws of the Company

____________________

* Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, as filed on March 7, 1997.

** Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.