Form 10-Q
period 2001-03-31
AASTROM BIOSCIENCES INC
filed 2001-05-11
CIK 887359

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001, OR
                                                          --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

Commission file number         0-22025
                       ---------------------------------------------------

                           AASTROM BIOSCIENCES, INC.
--------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

              Michigan                                    94-3096597
--------------------------------------              ----------------------
   (State or other jurisdiction of                     (I.R.S. employer
   incorporation or organization)                     identification no.)

      24 Frank Lloyd Wright Dr.
           P.O. Box 376
        Ann Arbor, Michigan                                  48106
---------------------------------------              ----------------------
(Address of principal executive offices)                   (Zip code)

                                (734) 930-5555
--------------------------------------------------------------------------
 (Registrant's telephone number, including area code)


--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           [X] Yes   [_] No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       COMMON STOCK, NO PAR VALUE                 34,158,013
                (Class)                  Outstanding at May 8, 2001

                           AASTROM BIOSCIENCES, INC.
                         Quarterly Report on Form 10-Q
                                March 31, 2001

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements                                                                               Page
                                                                                                               ----
            a) Consolidated Condensed Balance Sheets as of June 30, 2000 and March 31, 2001                       3

            b) Consolidated Condensed Statements of Operations for the three and nine months ended March 31,      4
               2000 and 2001 and for the period from March 24, 1989 (Inception) to March 31, 2001

            c) Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 2000 and       5
               2001 and for the period from March 24, 1989 (Inception) to March 31, 2001

            d) Notes to Consolidated Condensed Financial Statements                                               6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                 8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                           19

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                    20
Item 2.     Changes in Securities and Use of Proceeds                                                            20
Item 3.     Defaults Upon Senior Securities                                                                      20
Item 4.     Submission of Matters to a Vote of Security Holders                                                  20
Item 5.     Other Information                                                                                    20
Item 6.     Exhibits and Reports on Form 8-K                                                                     20

SIGNATURES                                                                                                       21

EXHIBIT INDEX                                                                                                    22

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                         June 30,          March 31,
                                                           2000              2001
                                                       -----------        ----------
Assets                                                                    (Unaudited)
CURRENT ASSETS:

 Cash and cash equivalents                              $  2,064,000       $  4,052,000
 Short-term investments                                   10,681,000          4,509,000
 Receivables                                                 242,000            155,000
 Prepaid expenses and other                                  158,000            931,000
                                                        ------------       ------------
   Total current assets                                   13,145,000          9,647,000

PROPERTY, NET                                                292,000            183,000
                                                        ------------       ------------
      Total assets                                      $ 13,437,000       $  9,830,000
                                                        ============       ============
Liabilities and Shareholders' Equity

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                  $    837,000       $    920,000
 Accrued employee expenses                                   165,000            126,000
                                                        ------------       ------------
   Total current liabilities                               1,002,000          1,046,000
                                                        ------------       ------------

SHAREHOLDERS' EQUITY:
Common stock, no par value; shares authorized -
 60,000,000; shares issued and outstanding
 - 33,607,659 and 33,852,259, respectively                92,367,000         92,734,000
Deficit accumulated during the development stage         (79,932,000)       (83,969,000)
Accumulated other comprehensive income                             -             19,000
                                                        ------------       ------------
 Total shareholders' equity                               12,435,000          8,784,000
                                                        ------------       ------------
      Total liabilities and shareholders' equity        $ 13,437,000       $  9,830,000
                                                        ============       ============

  The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                       March 24, 1989
                                                Three months ended            Nine months ended        (Inception) to
                                                    March 31,                     March 31,               March 31,
                                             -------------------------     -------------------------
                                                2000           2001           2000           2001           2001
                                             ----------     ----------     ----------     ----------     ------------
REVENUES:
 Product sales and rentals                  $         -    $         -    $   169,000         85,000     $    288,000
 Grants                                         212,000        191,000        832,000        568,000        4,785,000
 Research and development agreements                  -              -              -              -        2,020,000
                                            -----------    -----------    -----------    -----------     ------------
   Total revenues                               212,000        191,000      1,001,000        653,000        7,093,000
                                            -----------    -----------    -----------    -----------     ------------

COSTS AND EXPENSES:
 Cost of product sales and rentals                    -              -      1,251,000         13,000        1,270,000
 Research and development                     1,936,000      1,455,000      5,415,000      3,440,000       74,530,000
 Selling, general and administrative            737,000        599,000      2,596,000      1,772,000       19,872,000
                                            -----------    -----------    -----------    -----------     ------------
   Total costs and expenses                   2,673,000      2,054,000      9,262,000      5,225,000       95,672,000
                                            -----------    -----------    -----------    -----------     ------------

LOSS FROM OPERATIONS                         (2,461,000)    (1,863,000)    (8,261,000)    (4,572,000)     (88,579,000)
                                            -----------    -----------    -----------    -----------     ------------

OTHER INCOME (EXPENSE):
 Other income                                         -              -              -              -        1,237,000
 Interest income                                 80,000        148,000        219,000        535,000        4,608,000
 Interest expense                                     -              -              -              -         (267,000)
                                            -----------    -----------    -----------    -----------     ------------
   Other income                                  80,000        148,000        219,000        535,000        5,578,000
                                            -----------    -----------    -----------    -----------     ------------

NET LOSS                                    $(2,381,000)   $(1,715,000)   $(8,042,000)   $(4,037,000)    $(83,001,000)
                                            ===========    ===========    ===========    ===========     ============

COMPUTATION OF NET LOSS APPLICABLE TO
   COMMON SHARES:

 Net loss                                   $(2,381,000)   $(1,715,000)   $(8,042,000)   $(4,037,000)
 Dividends and yields on preferred stock        (20,000)             -       (208,000)             -
                                            -----------    -----------    -----------    -----------
 Net loss applicable to common shares       $(2,401,000)   $(1,715,000)   $(8,250,000)   $(4,037,000)
                                            ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE (Basic
 and Diluted)                               $      (.09)   $      (.05)   $      (.40)   $      (.12)
                                            ===========    ===========    ===========    ===========

Weighted average number of common shares
 outstanding (Basic and Diluted)             26,964,000     33,846,000     20,553,000     33,788,000
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

                           AASTROM BIOSCIENCES, INC.
                         (a development stage company)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                                March 24, 1989
                                                                                      Nine months ended         (Inception) to
                                                                                          March 31,                March 31,
                                                                                 --------------------------
                                                                                    2000            2001              2001
                                                                                 ------------   ------------    -------------
OPERATING ACTIVITIES:
 Net loss                                                                         $(8,042,000)   $(4,037,000)    $(83,001,000)
 Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                    295,000        135,000        3,165,000
     Loss on property held for resale                                                       -              -          110,000
     Amortization of discounts and premiums on investments                             (5,000)       (59,000)        (533,000)
     Stock compensation expense                                                         5,000        120,000          664,000
     Stock issued pursuant to license agreement                                     1,100,000              -        3,300,000
     Write down of inventory                                                        1,027,000              -        1,027,000
     Changes in assets and liabilities:
       Receivables                                                                    (56,000)        87,000         (179,000)
       Inventory                                                                      117,000              -       (1,027,000)
       Prepaid expenses                                                                22,000       (773,000)        (931,000)
       Accounts payable and accrued expenses                                          360,000         83,000          920,000
       Accrued employee expenses                                                      508,000        (39,000)         126,000
                                                                                 ------------   ------------    -------------
 Net cash used for operating activities                                            (4,669,000)    (4,483,000)     (76,359,000)
                                                                                 ------------   ------------    -------------

INVESTING ACTIVITIES:
 Organizational costs                                                                       -              -          (73,000)
 Purchase of short-term investments                                                (5,210,000)    (1,500,000)     (56,624,000)
 Maturities of short-term investments                                                       -      7,750,000       52,667,000
 Capital purchases                                                                   (132,000)       (26,000)      (2,611,000)
 Proceeds from sale of property held for resale                                             -              -          400,000
                                                                                 ------------   ------------    -------------
 Net cash provided by (used for) investing activities                              (5,342,000)     6,224,000       (6,241,000)
                                                                                 ------------   ------------    -------------

FINANCING ACTIVITIES:
 Issuance of preferred stock                                                                -              -       51,647,000
 Issuance of common stock                                                           6,288,000        247,000       32,697,000
 Repurchase of common stock                                                                 -              -          (49,000)
   Payments received for stock purchase rights                                              -              -        3,500,000
 Payments received under shareholder notes                                                  -              -           31,000
 Principal payments under capital lease obligations                                         -              -       (1,174,000)
                                                                                 ------------   ------------    -------------
 Net cash provided by financing activities                                          6,288,000        247,000       86,652,000
                                                                                 ------------   ------------    -------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                 (3,723,000)     1,988,000        4,052,000

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                7,528,000      2,064,000                -
                                                                                 ------------   ------------    -------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                                    $ 3,805,000    $ 4,052,000     $  4,052,000
                                                                                 ============   ============    =============

   The accompanying notes are an integral part of these financial statements.

                           AASTROM BIOSCIENCES, INC.
                         (A development stage company)
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Organization

   Aastrom Biosciences, Inc. (Aastrom) was incorporated in March 1989 (Inception), began employee-based operations in 1991, and is in the development stage. We operate our business in one reportable segment - research and product development, conducted both on our own behalf and in connection with various collaborative research and development agreements with others, involving the development of cellular therapeutics and sale processes and products for the ex vivo production of human cells for use in cell and ex vivo gene therapy.

   Successful future operations are subject to several technical and business risks, including our ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for our products.

2. Basis of Presentation

   The condensed consolidated financial statements included herein have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year or for any other period.

   The consolidated financial statements include the accounts of Aastrom and its wholly-owned subsidiary, Zellera AG ("Zellera"), which is located in Berlin, Germany (collectively, the "Company"). All significant inter-company transactions and accounts have been eliminated in consolidation. As of March 31, 2001, Zellera had only limited operations and is currently not a significant component of the consolidated financial statements.

   These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our 2000 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

3. Shareholders' Equity

   Accumulated Other Comprehensive Income in the accompanying consolidated condensed balance sheet consists of unrealized gains on securities that are available for sale. For the three and nine-month periods ended March 31, 2001, the comprehensive loss was $1,716,000 and $4,018,000, respectively.

   Research and Development Expense for the nine months ended March 31, 2001 includes a non-cash charge totaling $120,000 relating to certain stock options awarded in December 1999 that are accounted for as variable stock options. The resulting charges, or credits, to expense relating to these options are based on the market price of our common stock at the end of each quarter. There was no expense recorded during the quarter ended March 31, 2001 relating to these stock options.

   Approximately 2.4 million shares of our common stock held by Gambro BCT (formerly Cobe BCT) and subject to a trading restriction until January 1, 2001 were sold during the period from January 1, 2001 through March 15, 2001. During this time, the market price of our common stock ranged from a high of $1.94 to a low of $.75 on reported trading volume of approximately 18 million shares. These shares of common stock had been acquired in connection with a 1993 marketing and distribution agreement that we had with Cobe BCT relating to the AastromReplicell/TM/ System for stem cell therapy applications. This relationship was terminated in November 1998 as a result of a mutual decision to allow us to seek broader marketing relationships for its products across multiple applications that were beyond the scope of the distribution agreement with Cobe and its strategic business focus. Without the Aastrom relationship, new management at Gambro BCT elected to liquidate this stock once the trading restriction expired.

   A stock purchase warrant issued to RGC International Investors, LDC relating to a $6 million common stock financing completed in February 2000 has been adjusted to reflect approximately 2.6 million shares of common stock at an exercise price of $1.60 per share. This adjustment, which is in accordance with the original terms of the warrant, was based upon prevailing market prices of Aastrom's common stock on February 28, 2001 and is no longer subject to further adjustment based on the market price of Aastrom's common stock.

4. Net Loss Per Common Share

   Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the periods ended March 31, 2000 and 2001 is approximately 2,306,000 and 4,567,000, respectively. The computations of net loss per common share for the periods ended March 31, 2000 reflect dividends and yields on outstanding preferred stock which affect only the computation of net loss per common share and are not included in the computation of net loss for the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of Aastrom
-------------------

     We are developing proprietary cell therapeutic products based on our patented process and device capabilities for a broad range of medical applications. Our lead cell therapeutic products under development include our SC-I bone marrow product and the CB-I and CB-II cord blood products, all for use in stem cell therapy to restore blood and immune system function to cancer patients following chemotherapy or radiation therapy.

     We are also developing the DC-I cell product for the clinical-scale production of dendritic cells. Dendritic cells are a type of blood cell that have the ability to stimulate an immune response against specific targets, and are being investigated as a potential new treatment for cancer and viral diseases. We intend to make the DC-I cell product available to clinical researchers and centers that are developing dendritic cell-based vaccines designed to treat cancer and other disorders. During the quarter ended March 31, 2001, we initiated our external site testing of the AastromReplicell(TM) System and the DC-I cell product with leading cancer centers in the U.S. Once the DC-I dendritic cell product receives validation from external evaluations, we intend to apply for CE Mark approval necessary for European marketing. We also plan to market the DC-I cell product to U.S. clinical and research groups that are developing dendritic cell-based cancer vaccines and to develop our own proprietary vaccines pending additional funding or strategic partnerships. Additionally, we have recently initiated a development program for the production of bone-forming cells in the AastromReplicell(TM) System. The new OC-I cell product is intended for the treatment of patients with degenerative bone diseases such as osteoporosis. We recently initiated our first Phase I/II-Pilot clinical study for the OC-I cell product in patients with severe osteoporosis.

     We intend to enable these, and other cell-based therapies, to become integrated into standard medical practice through our AastromReplicell(TM) System, which combines our two technology platforms: patented "single-pass perfusion" processes for the production of human cells and patented Good Manufacturing Practices (GMP)-compliant cell production system capabilities. We are developing these technologies to uniquely standardize and automate the processes involved in producing high quality therapeutic cells. Through this combination of capabilities, we intend to improve the availability and effectiveness of cell therapies and enable a diverse commercialization pathway to efficiently bring cell therapies to medical practice.

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

The AastromReplicell(TM) System consists of an instrumentation platform, to be integrated within the hospital or other centralized facility, that can operate a variety of single-use therapy kits that are specific to the desired medical application. Through this product configuration, we intend to either directly provide cells for therapeutic use, or enable customers or potential collaborators with the capability to produce cells for therapeutic applications through sale of the AastromReplicell(TM) System product line and cell therapy products. This is intended to provide a product pathway for each cell therapy that is similar to a pharmaceutical product including regulatory approval, reimbursement, marketing and pricing. We believe that the product design of the AastromReplicell(TM) System will allow us to develop additional cell therapy products to provide standardization for a number of emerging cell therapies being developed by other researchers.

Although we may not market the AastromReplicell(TM) System in the United States for stem cell therapy unless and until approval is obtained from the U.S. Food and Drug Administration (FDA), production-level versions of the AastromReplicell(TM) System have been completed and we have obtained permission to affix the CE Mark to such versions of the AastromReplicell(TM) System instrumentation and the components that comprise the SC-I and CB-I therapy products. CE Mark approval allows for marketing of the product in Europe. We may also market the AastromReplicell(TM) System in the U.S. for research and investigational use and we are developing our marketing plan to establish relationships with leading sites, initially in Europe, to build a customer foundation for the AastromReplicell(TM) System.

Since our inception, we have been in the development stage and engaged in research and product development, conducted principally on our own behalf, but also in connection with various collaborative research and development agreements with others. We commenced our initial European pilot-scale product launch of the AastromReplicell(TM) System in April 1999, but subsequently had to suspend those activities in October 1999 pending the receipt of additional financing. Our European marketing activities are now being resumed, although we do not expect to generate positive cash flows until more significant product sales commence, which could take several years. Until that time, we expect that our revenues will be limited to grant revenue and research funding, milestone payments and licensing fees from potential future corporate collaborators. The timing and amount of such future cash payments and revenues, if any, will be subject to significant fluctuations, based in part on the success of our research activities, the receipt of necessary regulatory approvals, the timing of the achievement of certain other milestones and the extent to which associated costs are reimbursed under grant or other arrangements. A portion of our revenues from product sales will be subject to our obligation to make aggregate royalty payments of up to 2% to certain licensors of our technology. Research and development expenses may fluctuate due to the timing of expenditures for the varying stages of our research, product development and clinical development programs and the availability of resources. Generally, product development expenses have decreased as we have transitioned from prototype-versions to production-level versions of the AastromReplicell(TM) System. Operating expenses have also decreased over the past year as a result of cost reduction efforts that we have implemented. Clinical development costs are expected to increase as we conduct our U.S. clinical trials, successful completion of which are necessary to submit for regulatory approvals to market our products in the U.S. and research and development costs are expected to increase in support of expanded product development activities. Similarly, marketing and other general and administrative expenses are expected to increase in support of European marketing activities. Under our license agreement with Immunex, the $1,000,000 annual renewal fees due in March 1998, 1999 and 2000 were each paid through the issuance of $1,100,000 of our common stock. We recently extended this agreement for an additional two-year term, subject to further extension, and we are no longer required to make similar annual renewal payments. As a result of these and other factors, our results of operations have fluctuated and are expected to continue to fluctuate significantly from year to year and from quarter to quarter and therefore may not be comparable to or indicative of the results of operations for any future periods.

The scope and size of our operations has been tied to the availability of capital and other resources. For example, in October 1999, we were forced to implement significant cost reduction measures while we pursued corporate partnering activities, including merger or acquisition transactions, and sought additional capital. We completed the sale of equity securities in February 2000 and June 2000, providing aggregate net proceeds of $11,800,000 that allowed us to resume certain activities. With this funding, we have recommenced our U.S. clinical development program, restored production manufacturing capabilities and resumed pilot-scale marketing activities in Europe with targeted medical centers. We need to obtain additional financing and we continue to pursue our financing options.

In order for us to resume more expanded operations, we will need to hire more personnel to address requirements in the areas of product and customer support, research, clinical and regulatory affairs, quality systems, sales and marketing and administration. Our operating expenses are expected to increase as a result. At least until such time as we enter into arrangements providing research and development funding or achieve significantly larger levels of product sales, we
will continue to incur net operating losses.   As a development-stage company,
we have never been profitable and we do not anticipate having net income unless and until significant product sales commence, which is unlikely to occur until we obtain significant additional funding. Through March 31, 2001, our accumulated losses total approximately $83 million. There can be no assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, or complete a corporate partnering or acquisition transaction.

RESULTS OF OPERATIONS

Revenues for the quarter and nine-month period ended March 31, 2001 were $191,000 and $653,000, respectively, compared to $212,000 and $1,001,000 for the same periods in 2000. Revenues consist primarily of grant funding which decreased to $191,000 and $568,000 for the quarter and nine months ended March 31, 2001, from $212,000 and $832,000 for the same periods in 2000. The decreases in grant revenues reflect decreases in overall costs and expenses for the periods ended March 31, 2001, including grant funded activities, as a result of cost reduction measures that had been implemented in late 1999.

Costs and expenses for the quarter ended March 31, 2001 decreased to $2,054,000, compared to $2,673,000 in 2000. This decrease includes a reduction in research and development expense to

$1,455,000 for the quarter ended March 31, 2001, from $1,936,000 for the same period in 2000, and a reduction in selling, general and administrative expenses to $599,000 from $737,000. Costs and expenses for the nine months ended March 31, 2001 decreased to $5,225,000, compared to $9,262,000 in 2000. This decrease includes a reduction in research and development expense to $3,440,000 for the nine months ended March 31, 2001, from $5,415,000 for the same period in 2000, and a reduction in selling, general and administrative expenses to $1,772,000 from $2,596,000. These planned decreases were the result of general expense reductions previously implemented to control expenditures, and included reductions in research activities, as well as European sales and marketing activities, while additional funding was being obtained. With the completion of additional funding during calendar year 2000, and the potential additional funding being pursued, we expect to increase the scope of our marketing activities, particularly with respect to Europe. Cost of product sales and rentals for the nine months ended March 31, 2000 included a charge of $1,142,000 relating to the write down of AastromReplicell(TM) System inventory and depreciation charges taken on equipment under lease.

Interest income was $148,000 and $535,000 for the quarter and nine months ended March 31, 2001, respectively, compared to $80,000 and $219,000 for the same periods in 2000. These increases correspond to increased levels of invested cash, cash equivalents and short-term investments.

The net loss for the quarter ended March 31, 2001 was $1,715,000, or $.05 per common share, compared to a net loss of $2,381,000, or $.09 per common share for the same period in 2000. The net loss for the nine months ended March 31, 2001 was $4,037,000, or $.12 per common share compared to $8,042,000, or $.40 per common share in 2000. These decreases are primarily the result of decreased costs and expenses and increased interest income in 2001 and an increase in the weighted average number of common shares outstanding that resulted from the conversion of previously outstanding convertible preferred stock. The computations of net loss per common share for the periods ended March 31, 2000 include an adjustment for dividends and yields on outstanding preferred stock. These adjustments affect only the computation of net loss per common share and are not included in the net loss for the period.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through public and private sales of equity securities, which, from inception through March 31, 2001, have totaled approximately $93 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations and interest earned on cash, cash equivalents, and short-term investments.

Our combined cash, cash equivalents and short-term investments totaled $8,561,000 at March 31, 2001, a decrease of $4,184,000 from June 30, 2000. The primary uses of cash, cash equivalents and short-term investments during the nine months ended March 31, 2001 included $4,424,000 to finance our operations and working capital requirements. The primary source of cash, cash equivalents and short-term investments was from the exercise of stock options that totaled $247,000 during the period.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. We do not expect to generate a positive cash flow from operations for at least the next several years due to our expected spending for research and development programs and the cost of commercializing our product candidates. We intend to seek additional funding through research and development, or distribution and marketing, agreements with suitable corporate collaborators, grants and through public or private financing transactions. Successful future operations are subject to several technical and business risks, including our continued ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for our products. Based on current funding and anticipated operating activities, we expect that our available cash will be sufficient to finance currently planned activities through the end of fiscal year 2001. This estimate is a forward-looking statement based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption "Business Risks" in our 2000 Annual Report on Form 10-K. We are pursuing additional sources of financing. If we cannot obtain additional funding prior to our current cash reserves being depleted, we will be forced to make substantial reductions in the scope and size of our operations, and may be forced to curtail or defer certain activities. In order to grow and expand our business, and to introduce our product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock and economic conditions affecting the public markets generally or some portion or all of the technology sector. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse effect on our business. See "Business Risks" and Notes to Consolidated Financial Statements in Aastrom's 2000 Annual Report on Form 10-K and Notes to Consolidated Condensed Financial Statements included herein.

Certain Business Considerations

History of Operating Losses/Need for Additional Capital

We will require substantial capital resources in order to conduct our operations and develop our products. In October 1999, we were forced to reduce operations based on our declining level of capital resources and our limited financing alternatives available at that time. Although we have resumed certain operating activities, the previous reduction in our operating activities has negatively affected our ability to manufacture and develop our products and has delayed our product development programs. We are currently pursuing additional sources of financing. If we cannot obtain additional funding, we will be forced to make substantial reductions in the scope and size of our operations, and may be forced to curtail activities. In order to grow and expand our business, and to develop and introduce our product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our new product candidates for the production of additional cell types. We cannot be certain that we will be able to raise the required capital to conduct our operations and develop our products.

Nasdaq Listing Requirements

We are required to meet certain financial tests (including, but not limited to, a minimum bid price of our common stock of $1.00 and $4 million in tangible net worth) to maintain the listing of our common stock on the Nasdaq National Market. Our stock price has been above and below this minimum bid price in the recent past. Additionally, during other periods our tangible net worth has been below the amount required. There can be no assurance that we will regain or maintain compliance with the minimum bid price requirement, or if we do, that we will able to maintain compliance with the other Nasdaq listing requirements, with the result being that our common stock might be delisted. If that happened the market price and liquidity of our common stock and our ability to raise necessary capital would be impaired.

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

Uncertainty of Market Acceptance of Product Candidates

Our product development efforts for our stem cell therapy product candidates are primarily directed toward obtaining regulatory approval to market the AastromReplicell(TM) System as an alternative to, or as an improvement for, the bone marrow harvest and peripheral blood progenitor cell stem cell collection methods. These stem cell collection methods have been widely practiced for a number of years, and our technologies or product candidates may not be accepted by the marketplace as readily as these or other competing processes and methodologies. Further, our technologies or product candidates may not be employed in all potential applications being investigated, and any limited applications would limit the market acceptance of our technologies and product candidates and our potential revenues. As a result, even if we obtain all required regulatory approvals, we cannot be certain that our products and processes will be adopted at a level that would allow us to operate profitably.

Dependence on Third Parties for Materials

We rely solely on third parties to manufacture our product candidates and their component parts. We also rely solely on third party suppliers to provide necessary key mechanical components, as well as growth factors and other materials used in the cell expansion process. If any of our key manufacturers or suppliers fails to perform their respective obligations, or if our supply of growth factors, components or other materials is limited or interrupted, we would not be able to conduct clinical trials or market our product candidates on a timely and cost-competitive basis, if at all. Further, we would not be able to obtain alternate sources of supply for many of these items on a short-term basis.

Some of the compounds used by us involve the use of animal-derived products. Suppliers or regulatory authorities may limit or restrict the availability of such compounds for clinical and commercial use. Any restrictions on these compounds would impose a potential competitive disadvantage for our products. If we were not able to develop or obtain alternative compounds, our product development and commercialization efforts would be harmed.

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

A warrant to purchase 2,614,386 shares of common stock at an exercise price of $1.60 per share is outstanding and is exercisable at the holder's option until February 2003. In June 2000, we issued warrants to purchase up to 3,348,915 shares of our common stock at $0.01 per share as a means of providing the investor with a limited price adjustment in June 2001 if the price of our common stock decreases. If all shares of common stock issuable under these warrants are issued, then holders of common stock could experience significant dilution of their investment.

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

Forward-looking statement

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe that the interest rate risk related to our accounts receivable is not significant. We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectibility and establishment of appropriate allowances in connection with our internal controls and policies. We do not enter into hedging or derivative instruments.

We are also exposed to interest rate changes principally affecting our investments in interest rate-sensitive instruments. An analysis of the impact on our interest rate-sensitive financial instruments of a hypothetical 10% change in short-term interest rates compared to interest rates at March 31, 2001 indicates that it would not have a significant impact on expected fiscal year 2001 net loss.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          From time to time we receive threats or may be subject to litigation matters incidental to its business. However, we are not currently a party to any material pending legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

          None.

Item 3.  Defaults Upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None.

Item 6.  Exhibits and Reports on Form 8-K

          (a)   Exhibits
                --------

                See Exhibit Index.


          (b)   Reports on Form 8-K
                -------------------

                We filed a Report on Form 8-K dated March 21, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           AASTROM BIOSCIENCES, INC.


Date: May 11, 2001         /s/ R. Douglas Armstrong
                           ------------------------
                           R. Douglas Armstrong, Ph.D.
                           President, Chief Executive Officer
                              (Principal Executive Officer)

Date: May 11, 2001         /s/ Todd E. Simpson
                           -------------------
                           Todd E. Simpson
                           Vice President, Finance and Administration,
                             Chief Financial Officer
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