Form 10-Q
period 2001-12-31
AASTROM BIOSCIENCES INC
filed 2002-02-08
CIK 887359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-22025

Aastrom Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Michigan	94-3096597
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

24 Frank Lloyd Wright Dr. P.O. Box 376 Ann Arbor, Michigan (Address of principal executive offices)	48106 (Zip code)

(734) 930-5555

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

42,343,151
Common Stock, No Par Value	Outstanding at February 8, 2002
(Class)

AASTROM BIOSCIENCES, INC.

Quarterly Report on Form 10-Q

December 31, 2001

			Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements		1
	a)	Consolidated Condensed Balance Sheets as of June 30, 2001 and December 31, 2001	1
	b)	Consolidated Condensed Statements of Operations for the three and six months ended December 31, 2000 and 2001 and for the period from March 24, 1989 (Inception) to December 31, 2001	2
	c)	Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 2000 and 2001 and for the period from March 24, 1989 (Inception) to December 31, 2001	3
	d)	Notes to Consolidated Condensed Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk		16

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings		16
Item 2.	Changes in Securities and Use of Proceeds		16
Item 3.	Defaults Upon Senior Securities		16
Item 4.	Submission of Matters to a Vote of Security Holders		16
Item 5.	Other Information		17
Item 6.	Exhibits and Reports on Form 8-K		17
SIGNATURES			18
EXHIBIT INDEX			19

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2001	2001

		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,659,000	$8,781,000
Short-term investments	—	4,502,000
Receivables	129,000	172,000
Inventory	725,000	846,000
Other current assets	213,000	348,000

Total current assets	11,726,000	14,649,000
PROPERTY, NET	179,000	161,000

Total assets	$11,905,000	$14,810,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$856,000	$764,000
Accrued employee expenses	155,000	222,000

Total current liabilities	1,011,000	986,000

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized — 60,000,000; shares issued and outstanding — 37,681,235 and 42,343,351, respectively	96,752,000	103,593,000
Deficit accumulated during the development stage	(85,858,000)	(89,771,000)
Accumulated other comprehensive income	—	2,000

Total shareholders’ equity	10,894,000	13,824,000

Total liabilities and shareholders’ equity	$11,905,000	$14,810,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended		March 24, 1989
	December 31,		December 31,		(Inception) to
					December 31,
	2000	2001	2000	2001	2001

REVENUES:
Product sales and rentals	$85,000	$80,000	$85,000	$80,000	$368,000
Grants	210,000	187,000	377,000	338,000	5,369,000
Research and development agreements	—	—	—	—	2,020,000

Total revenues	295,000	267,000	462,000	418,000	7,757,000

COSTS AND EXPENSES:
Cost of product sales and rentals	13,000	66,000	13,000	106,000	1,376,000
Research and development	965,000	1,396,000	1,985,000	2,603,000	78,676,000
Selling, general and administrative	411,000	931,000	1,173,000	1,850,000	22,432,000

Total costs and expenses	1,389,000	2,393,000	3,171,000	4,559,000	102,484,000

LOSS FROM OPERATIONS	(1,094,000)	(2,126,000)	(2,709,000)	(4,141,000)	(94,727,000)

OTHER INCOME (EXPENSE):
Other income	—	—	—	—	1,237,000
Interest income	178,000	106,000	387,000	228,000	4,954,000
Interest expense	—	—	—	—	(267,000)

Other income	178,000	106,000	387,000	228,000	5,924,000

NET LOSS	$(916,000)	$(2,020,000)	$(2,322,000)	$(3,913,000)	$(88,803,000)

NET LOSS PER SHARE
(Basic and Diluted)	$(.03)	$(.05)	$(.07)	$(.10)

Weighted average number of shares outstanding	33,843,000	42,343,000	33,759,000	41,139,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended		March 24, 1989
	December 31,		(Inception) to
			December 31,
	2000	2001	2001

OPERATING ACTIVITIES:
Net loss	$(2,322,000)	$(3,913,000)	$(88,803,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	101,000	62,000	3,263,000
Loss on property held for resale	—	—	110,000
Amortization of discounts and premiums on investments	(47,000)	—	(543,000)
Stock compensation expense	120,000	—	664,000
Inventory reserves and write-offs	—	106,000	1,133,000
Stock issued pursuant to license agreement	—	—	3,300,000
Changes in assets and liabilities:
Receivables	70,000	(43,000)	(196,000)
Inventory	—	(227,000)	(1,979,000)
Other current assets	(819,000)	(135,000)	(348,000)
Accounts payable and accrued expenses	(152,000)	(92,000)	764,000
Accrued employee expenses	(56,000)	67,000	222,000

Net cash used for operating activities	(3,105,000)	(4,175,000)	(82,413,000)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73,000)
Purchase of short-term investments	(1,500,000)	(4,500,000)	(61,124,000)
Maturities of short-term investments	5,250,000	—	57,167,000
Capital purchases	(22,000)	(44,000)	(2,687,000)
Proceeds from sale of property held for resale	—	—	400,000

Net cash provided by (used for) investing activities	3,728,000	(4,544,000)	(6,317,000)

FINANCING ACTIVITIES:
Issuance of preferred stock	—	—	51,647,000
Issuance of common stock	239,000	6,841,000	43,556,000
Repurchase of common stock	—	—	(49,000)
Payments received for stock purchase rights	—	—	3,500,000
Payments received under shareholder notes	—	—	31,000
Principal payments under capital lease obligations	—	—	(1,174,000)

Net cash provided by financing activities	239,000	6,841,000	97,511,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	862,000	(1,878,000)	8,781,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,064,000	10,659,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,926,000	$8,781,000	$8,781,000

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

      Since October 2000, we were approved to affix the CE Mark on the AastromReplicellTM System, our proprietary clinical platform designed to standardize and enable commercial pathway for bringing cell production to medical practice, and a variety of single-use cell production kits and products specific to a desired medical application (SC-I, CB-I, and DC-I), allowing us to sell and market our products in Europe. To develop and manage our European sales and marketing activities, Aastrom formed a wholly-owned subsidiary in Berlin, Germany, Zellera AG (“Zellera”).

      Successful future operations are subject to several technical and business risks, including satisfactory product development, obtaining regulatory approval and market acceptance for our products and our ability to obtain future funding.

2.     Basis of Presentation

      The condensed consolidated financial statements included herein have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended December 31, 2001, are not necessarily indicative of the results to be expected for the full year or for any other period.

      The consolidated financial statements include the accounts of Aastrom and its wholly-owned subsidiary, Zellera (collectively, the “Company”). For the six months ended December 31, 2001, Zellera operations were limited and not considered material to our consolidated results of operations. All inter-company transactions and accounts have been eliminated in consolidation.

      These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our 2001 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

3.     Shareholders’ Equity

      Accumulated Other Comprehensive Income in the accompanying consolidated condensed balance sheet consists of unrealized gains on securities that are available for sale. For the six month period ended December 31, 2001, other comprehensive income was $2,000.

      We obtained additional equity of $6,841,000 for the six months ended December 31, 2001 and issued 4,636,000 common shares in these transactions. This equity financing was transacted under our December 29, 2000 shelf registration, completing the shares available under this offering.

      We filed a new shelf registration statement on November 16, 2001 for the issuance of up to 8,400,000 common shares. As of December 31, 2001, no shares have been issued under this shelf registration.

AASTROM BIOSCIENCES, INC.
(A development stage company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.     Net Loss Per Common Share

      Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the three and six months ended December 31, 2000 and 2001 is approximately 7,470,000 and 6,311,000, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Aastrom

      We are pioneering the development of human cell therapy technologies intended for a broad range of medical applications based on our patented process and device capabilities for manufacturing proprietary cell mixtures. Our lead cell therapeutic products under development include DendricellTM products (DC-I and DCV-I) for the clinical-scale production of dendritic cells intended for the emerging cancer vaccine market. We are also developing our SC-I, CB-I and CB-II products for use in stem cell therapy and our OC-I product for the generation of bone tissue.

      Our business model builds on two complementary components: (i) proprietary procedures and devices to enable certain types of stem cells and other types of human cells to be produced with excellent biological capabilities as compared with standard cell culture approaches, and (ii) the AastromReplicellTM System clinical platform that is designed to standardize and enable an effective commercialization pathway for bringing therapeutic cell production to medical practice. The AastromReplicellTM System consists of an instrumentation platform, to be either sold to a hospital or other centralized facility, or alternatively, used by Aastrom, that can operate a variety of single-use cell production kits that are specific to the desired medical application. Each cell product is produced using a specific type of kit. The kit and the cell product produced with the kit share a common identifying nomenclature such as DC-I, OC-I, SC-I and CB-I. Through this product configuration, we intend to either directly commercialize cells for therapeutic use, or enable customers or potential collaborators with the capability to produce cells for therapeutic applications through sale of the AastromReplicellTM System instruments and kits. This approach is intended to provide a product pathway for each cell therapy that is similar to a pharmaceutical product including regulatory approval, reimbursement, marketing and pricing. We believe that the product design of the AastromReplicellTM System will allow us to develop additional cell therapy products to provide standardization for a number of emerging cell therapies being developed by other researchers.

      We are investigating dendritic cells, a type of blood cell that have the ability to stimulate an immune response against specific targets as a potential new treatment for cancer and viral diseases. We intend to sell the DC-I cell product to clinical researchers and centers that are developing dendritic cell-based vaccines designed to treat cancer and other disorders. During the past year, we initiated our external site testing of the AastromReplicellTM System and the DC-I cell product with leading research centers. We have obtained approval to affix the CE Mark to the DC-I Cell Therapy Kit, allowing us to market and sell the product in Europe. We also plan to market the DC-I cell product to U.S. clinical and research groups that are developing dendritic cell-based cancer vaccines, and to develop our own proprietary vaccines pending additional funding or strategic partnerships. Our stem cell therapy products have received CE Mark approval allowing us to begin commercialization activities in Europe, and are in Phase III-Type clinical studies in the U.S. Additionally, we have recently initiated a development program for the production of bone-forming cells in the AastromReplicellTM System. Our OC-I cell product is being developed for the treatment of patients with degenerative bone diseases such as osteoporosis, for which a Phase I/II-Pilot clinical study is in process in the U.S., and for bone grafting applications.

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

      Our efforts to date have focused on using our technology to grow larger quantities of the desired therapeutic cells from small starting amounts of cells or a tissue. Our cell production processes are based on using the natural reproductive capabilities of cells outside the body, without various cloning approaches. Our programs currently use bone marrow, cord blood and blood cells as starting sources of cells. As such, federal support or other factors relating to embryonal research has no direct impact on our current product programs.

      Since our inception, we have been in the development stage and engaged in research and product development, conducted principally on our own behalf, but also in connection with various collaborative research and development agreements with others. We commenced our initial pilot-scale product launch in Europe of the AastromReplicellTM Cell Production System in April 1999, but subsequently suspended those activities in October 1999 pending the receipt of additional financing. While these activities are now in process, we do not expect to generate positive cash flows from operations for at least the next several years and then only if more significant product sales commence. Until that time, we expect that our revenue sources will be limited to grant revenue and research funding, milestone payments and licensing fees from potential future corporate collaborators. To date, we have financed our operations through public and private sales of our equity securities. As a development-stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence, which is unlikely to occur until we obtain significant additional funding. Through December 31, 2001, we have accumulated losses of approximately $89 million. There can be no assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, or complete a corporate partnering or acquisition transaction.

Results of Operations

      Revenues, consisting of grant funding and products sales, for the quarter and six month period ended December 31, 2001 were $267,000 and $418,000, respectively, compared to $295,000 and $462,000 for the same periods in 2000. We continue to pursue grant-funded programs as well as European sales and marketing opportunities.

      Costs and expenses for the quarter ended December 31, 2001 increased to $2,393,000 compared to $1,389,000 for the same period in 2000. Increases in costs and expenses include an increase in research and development expense to $1,396,000 for the quarter ended December 31, 2001, from $965,000 for the same period in 2000, and an increase in selling, general and administrative expenses to $931,000 from $411,000. Costs and expenses for the six months ended December 31, 2001 increased to $4,559,000 compared to $3,171,000 for the same period in 2000. Increases in costs and expenses include an increase in research and development expense to $2,603,000 for the six months ended December 31, 2001, from $1,985,000 for the same period in 2000, and an increase in selling, general and administrative expenses to $1,850,000 from $1,173,000. With the completion of additional funding in calendar year 2001, we have increased the scope of our research and development and marketing activities. Cost of product sales and rentals for the quarter and six months ended December 31, 2001 includes a charge of $66,000 and $106,000, respectively, relating to the reserve of AastromReplicellTM excess inventory.

      Interest income was $106,000 and $228,000 for the quarter and six months ended December 31, 2001, respectively, compared to $178,000 and $387,000 for the same period in 2000. These decreases correspond to a decrease in yields from our investments.

      Our net loss increased to $2,020,000, or $.05 per common share for the quarter ended December 31, 2001 compared to a net loss of $916,000, or $.03 per common share for the same period in 2000. For the six months ended December 31, 2001, our net loss increased to $3,913,000, or $.10 per common share compared to $2,322,000, or $.07 per common share for the same period in 2000. This increase is primarily the result of increased costs and expenses as the result of expanded research and market development activities offset by an increase in the weighted average number of common shares outstanding resulting from additional equity financing.

Liquidity and Capital Resources

      We have financed our operations since inception primarily through public and private sales of equity securities, which, from inception through December 31, 2001, have totaled approximately $104 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations and interest earned on cash, cash equivalents, and short-term investments. These financing sources have historically allowed us to maintain adequate levels of cash and other liquid investments.

      Our combined cash, cash equivalents and short-term investments totaled $13,283,000 at December 31, 2001, an increase of $2,624,000 from June 30, 2001. The primary uses of cash, cash equivalents and short-term investments during the six month period ended December 31, 2001 included $4,175,000 to finance our operations and working capital requirements. The primary source of cash, cash equivalents and short-term investments was from the equity financing transactions, of which $6,841,000 was raised during the six month period. This equity financing was transacted under our December 29, 2000 shelf registration, completing the shares available under this offering.

      Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. We do not expect to generate a positive cash flow from operations for at least the next several years due to the expected spending for research and development programs and the cost of commercializing our product candidates. We intend to seek additional funding through research and development, or distribution and marketing, agreements with suitable corporate collaborators, grants and through public or private financing transactions. Successful future operations are subject to several technical and business risks, including our continued ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for our products. Based on current funding and anticipated operating activities, we expect that our available cash will be sufficient to finance currently planned activities at a minimum through the end of calendar year 2002. This estimate is a forward-looking statement based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption “Business Risks” in our 2001 Annual Report on Form 10-K. We are pursuing additional sources of financing. If we cannot obtain additional funding prior to our current cash reserves being depleted, we will be forced to make substantial reductions in the scope and size of our operations, and may be forced to curtail activities currently planned to be resumed. In order to grow and expand our business, and to introduce our product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock and economic conditions affecting the public markets generally or some portion or all of the technology sector. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse affect on our business. See “Business Risks” and Notes to Consolidated Financial Statements in our 2001 Annual Report on Form 10-K and Notes to Consolidated Financial Statements included herein.

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

      Research and development costs, conducted on our own behalf and sponsored by federal grant programs and various third-party collaborative agreements, are expensed as incurred. For the quarter and six month period ended December 31, 2001, research and development costs totaled $1,396,000, and $2,603,000, respectively, of which $187,000 and $338,000, respectively, were related to federal and state grant programs and the remaining costs related to our own internal research and development programs.

Certain Business Considerations

Our past losses and expected future losses cast doubt on our ability to operate profitably.

      We were incorporated in 1989 and have experienced substantial operating losses since inception. As of December 31, 2001, we have incurred net operating losses totaling approximately $89 million. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and the AastromReplicellTM System, general and administrative expenses, and the prosecution of patent applications. We expect to incur significant operating losses until product sales increase, primarily owing to our research and development programs, including pre-clinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. We may not be able to achieve or sustain profitability.

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

      While we have commenced initial marketing on a limited basis of the AastromReplicellTM System and SC-I, CB-I and DC-I therapy kits in Europe, we have only limited internal sales, marketing and distribution capabilities. We intend to market our products through collaborative relationships with companies for sales, marketing and distribution capabilities. Our inability to develop and maintain those relationships would limit our ability to market, sell and distribute our products. Our inability to enter into successful, long-term relationships could require us to develop alternate arrangements at a time when we need sales, marketing or distribution capabilities to meet existing demand. We are now seeking to enter into arrangements relating to the development and marketing of our product candidates.

Any changes in the governmental regulatory classifications of our products could prevent, limit or delay our ability to market or develop our products.

      The FDA establishes regulatory requirements based on the classification of a product. The AastromReplicellTM System may be regulated as a Class III medical device, or the FDA may ultimately choose to regulate the AastromReplicellTM System under another category. Because our product development programs are designed to satisfy the standards applicable to Class III medical devices, a change in the regulatory classification would affect our ability to obtain FDA approval of our products. The AastromReplicellTM System is capable of producing different cell mixtures, and at least some of these cell mixtures will be regulated as biologic products.

If we do not keep pace with our competitors and with technological and market changes, our products may become obsolete and our business may suffer.

      The market for our products is very competitive, is subject to rapid technological changes and varies for different individual products. For each of our potential products, we believe that there are potentially many competitive approaches being pursued, including some by private companies for which information is difficult to obtain.

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

      We have warrants to purchase 2,614,386 shares of common stock at $1.58 per share and options to purchase 3,696,426 shares at a weighted-average price of $1.61 per share outstanding. Holders of common stock would therefore experience dilution of their investment upon exercise of these warrants and options.

      Our stock price has been volatile and future sales of substantial numbers of our shares could have an adverse affect on the market price of our shares.

      The market price of shares of our common stock has been volatile ranging in price between $0.93 and $2.40, between June 30, 2001 and December 31, 2001. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

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

      Our success depends in large part on our ability to develop or license and protect proprietary products and technologies. However, patents may not be granted on any of our pending or future patent applications. Also, the scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. Furthermore, we rely on three exclusive, world-wide licenses relating to the production of human cells granted to us by the University of Michigan for certain of our patent rights. If we materially breach such agreements or otherwise fail to materially comply with such agreements, or if such agreements expire or are otherwise terminated by us, we may lose our rights under the patents held by the University of Michigan. At the latest, these licenses will terminate when the patent underlying the license expires. The first of these underlying patents will expire on March 21, 2012. We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements with our employees, consultants, suppliers and licensees. These agreements may be breached, and we might not have adequate remedies for any breach. If this were to occur, our business and competitive position would suffer.

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

      We are required to meet certain financial tests (including, but not limited to, a minimum bid price of our common stock of $1.00 and $4 million in tangible net worth) to maintain the listing of our common stock on the Nasdaq National Market. Within the last year, our common stock price has fallen below the minimum level for some periods and during other periods our tangible net worth has been below the amount required. In the future, our stock price or tangible net worth may fall below the Nasdaq requirements, or we may not comply with other listing requirements, with the result being that our common stock might be delisted. If that happened the market price and liquidity of our common stock would be impaired. Further, the National Association of Securities Dealers has recently adopted a change in the minimum listing requirements to include a new $10 million minimum net equity requirement. This new standard will replace the minimum tangible net worth requirement and becomes effective for us in November 2002. The result of such a change, or other changes, may be that it will become more difficult for us to maintain compliance with the listing standards, the result of which would be that our stock may be delisted.

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

      We are also exposed to interest rate changes principally affecting our investments in interest rate sensitive instruments. An analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates compared to interest rates at December 31, 2001 indicates that it would not have a significant impact on expected fiscal year 2002 results of operations.

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

      None.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      (a) The Annual Meeting of Shareholders of Aastrom Biosciences, Inc. was held on November 14, 2001.

      (b) At the 2001 Annual Meeting of Shareholders, votes were cast on matters submitted to the shareholders, as follows:

Proposal 1: Election of two directors whose terms expire at the 2004 Annual Meeting of Shareholders.

Nominee	For	Withheld

Fabrizio Bonanni	36,217,309	343,418
Alan M. Wright	36,228,913	331,814

In addition to the election of the above referenced directors, the following individuals continue as directors; Mary L. Campbell and Arthur F. Staubitz as Class II Directors, whose terms expire at the 2002 Annual Meeting of Shareholders; Joseph A. Taylor and R. Douglas Armstrong, as Class III Directors, whose terms expire at the 2003 Annual Meeting of Shareholders.

Proposal 2: Approval of Adoption of the Aastrom 2001 Stock Option Plan, with a maximum aggregate number of shares reserved for issuance thereunder of 2,100,000.

For	Against	Abstain

35,162,783	1,264,904	133,040

Proposal 3: Amend the Articles of Incorporation to increase the number of shares of authorized common stock up to a maximum of 50,000,000 additional shares.

For	Against	Abstain

34,741,945	1,707,357	111,425

Proposal 4: Approve the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the year ending June 30, 2002.

For	Against	Abstain

36,266,102	203,438	91,187

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

           See Exhibit Index.

      (b) Reports on Form 8-K

           None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AASTROM BIOSCIENCES, INC.

Date: February 8, 2002

/s/R. DOUGLAS ARMSTRONG

Douglas Armstrong, Ph.D.
President, Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2002

/s/MICHAEL A. BRODEUR

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