Form 10-K
period 2002-06-30
AASTROM BIOSCIENCES INC
filed 2002-09-30
CIK 887359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, no par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The approximate aggregate market value of the registrant’s Common Stock, no par value (“Common Stock”), held by non-affiliates of the registrant (based on the closing sales price of the Common Stock as reported on the Nasdaq SmallCap Market) on September 19, 2002 was approximately $15 million. Excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding shares of Common Stock, since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of September 19, 2002, 45,934,129 shares of Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference

Proxy Statement for the Annual Meeting of Shareholders scheduled for November 14, 2002	Items 10, 11, 12 and 13 of Part III

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

PART I

Item 1.     Business

      Aastrom Biosciences, Inc. is a leader in the development of human cell therapy products intended for a broad range of medical applications based on its patented process and device capabilities. The Company has three product areas in various stages of development, which are: Tissue Repair Cells; Therapeutic Cells for Immunotherapy; and, Devices for cell production. The Tissue Repair Cell products under development include the SC-I and CB-I cells for use in stem cell therapy and the OC cell products for the restoration of bone tissue, which have all reached the clinical trial stage in the US. Our lead Device products under development include the AastromReplicellTM System and the DC-I and DCV-I kits for the clinical-scale production of dendritic cells intended for the emerging cancer vaccine market. All of these products, except for the OC-I kit, have received the CE mark, making them available for sale and use in Europe.

      Our business model builds on two complementary components: (i) proprietary procedures and devices to enable certain types of stem cells and other types of human cells to be produced with excellent biological capabilities as compared with standard cell culture approaches, and (ii) the AastromReplicellTM System clinical platform that is designed to standardize and enable an effective commercialization pathway for bringing cell production to medical practice. The AastromReplicellTM System consists of an instrumentation platform, to be integrated within the hospital or other centralized facility, that can operate a variety of single-use therapy kits that are specific to the desired medical application. Through this product configuration, we intend to either directly provide cells for therapeutic use, or enable customers or potential collaborators with the capability to produce cells for therapeutic applications through sale of the AastromReplicellTM System product line and cell therapy products. This approach is intended to provide a product pathway for each cell therapy that is similar to a pharmaceutical product including regulatory approval, reimbursement, marketing and pricing. We believe that the product design of the AastromReplicellTM System will allow us to develop additional cell therapy products to provide standardization for a number of emerging cell therapies being developed by other researchers.

      The AastromReplicellTM System is both a key technology and product platform. It is used by the Company to produce its proprietary Tissue Repair and Therapeutic Cell products, and has also been developed to be sold as an independent product. Dendritic cells, a type of blood cell that have the ability to stimulate an immune response against specific targets, are being investigated as a potential new treatment for cancer and viral diseases. We intend to sell the AastromReplicellTM System and the DC-I and DCV-I kits to clinical researchers and centers that are developing dendritic cell-based vaccines designed to treat cancer and other disorders. During the year ended June 30, 2002, we initiated our external site testing of the AastromReplicellTM System and the DC-I and DCV-I with leading research centers. The Company was successful in obtaining CE Mark approvals for both kits, which is necessary for European marketing. We also plan to market these dendritic cell production device products to U.S. clinical and research groups that are developing dendritic cell-based cancer vaccines. With this capability to produce human dendritic cells, the Company is investigating plans for our own proprietary vaccines, pending additional funding or strategic partnerships. The SC-I stem cell therapy product has also received CE Mark approval, allowing us to begin commercialization activities in Europe. The SC-I cells have been in Phase III-Type clinical studies in the U.S. Additionally, the Company has recently initiated a development program for the production of bone-forming cells in the

AastromReplicellTM System. Our OC-I cell product is being developed for the treatment of patients with degenerative bone diseases such as osteoporosis and is currently in a Phase I/II-Pilot clinical study in the U.S. The Company’s OCG-I cell product for bone grafting applications, is in active pre-clinical development.

      Although we may not market the AastromReplicellTM System or our Tissue Repair Cell and Therapeutic Cell Products in the United States for stem cell therapy unless and until approval is obtained from the U.S. Food and Drug Administration (FDA), we have completed production-level versions of the AastromReplicellTM System. The System and disposables may be sold to U.S. investigators with IND approval for clinical studies. We have begun European commercialization activities for the AastromReplicellTM System instrumentation and the kits to produce the SC-I cells (led through the Company’s German-based subsidiary Zellera AG). The Company has also initiated commercialization of the DC-I and DCV-I products in Europe, and we are developing our marketing plan to establish relationships with leading sites to build a customer foundation for these products in the U.S.

Cell Therapy

      Cell therapy is the use of living cells in the treatment of medical disorders. These cells can either be used in conjunction with, or as a replacement for, traditional therapies. Cell therapy began with simple, but very effective, blood and platelet transfusions, and more recently has expanded to include specialized procedures including bone marrow, or stem cell transplants. In this procedure, stem cells are transplanted into patients to restore blood and immune system function that is damaged or destroyed by aggressive chemotherapy and/or radiation therapy used to treat the cancer. Most recently, researchers are developing emerging cell therapies utilizing T-cells and dendritic cells to stimulate an immune response in patients with various forms of cancers and infectious diseases, such as viral infections. While these forms of cell therapy are emerging as potential new treatment options for several diseases, the success of cellular therapy is based, in part, on the need for care providers to be able to access therapeutic quantities of biologically active cells necessary for patient treatment. The AastromReplicellTM System is being developed to fill this need.

Therapeutic Cells for Immunotherapy

      Therapeutic Cells for Immunotherapy involves using cells of the immune system to eradicate a disease target. A number of research institutions and other companies are investigating T-lymphocytes (T-cells) and dendritic cells for this purpose. We anticipate that many of these procedures will require ex vivo cell production and manipulation, and present a significant market opportunity for our products and technologies.

      Dendritic cells are blood system-derived cells that play an important role in the function of the immune system by presenting antigen to the immune system to trigger an immune response. Dendritic cells, when exposed to cancer cells or other pathogens, can serve as “educator” cells to activate other cells of the immune system. Researchers believe that cultured dendritic cells could augment the natural ability of a patient to present tumor antigens or antigens from infectious agents to the immune system and aid in the generation of a cytotoxic T-cell response to the offending agent.

      In a study published in March 2000, researchers at leading German medical centers reported positive results of a new dendritic cell-based therapy. In this study, renal cell carcinoma patients were treated with dendritic cells that had been produced outside of the body, and then fused with tumor cells collected from the patient. The modified dendritic cells, once injected into the patient, triggered an immune response against the cancer in some patients. The results indicated a major new treatment modality against renal cell cancer. Further, additional clinical trials are currently underway at leading cancer centers to demonstrate the effectiveness of this new therapeutic approach in multiple cancer types. Common to these new therapeutic approaches is the requirement to culture and activate the dendritic cells outside of the patient (ex vivo). In these initial trials, production of the dendritic cells is performed using manual research laboratory equipment, open culture processes and specialized personnel. In order for these procedures to receive regulatory approval to be used in standard medical practice, we believe that they must be standardized and implemented through user-friendly, sterilely-closed, automated and process-controlled products. The AastromReplicellTM System is designed to address this key need by enabling automated therapeutic dendritic cell production through a standardized product format.

      T-lymphocytes, a class of white blood cells, play an important role in the human immune system and are responsible for the immune response in a broad spectrum of cancers and infectious diseases. Therapeutic procedures using cytotoxic T-lymphocytes (CTLs) involve collecting T-lymphocytes from a patient and culturing them in an environment resulting in significantly increased numbers of T-cells including those with specificity for a particular disease target. Another approach is to generate only antigen-specific CTLs ex vivo by stimulating their growth with antigen-specific dendritic cells or other antigen-specific presenting cells. Other companies and institutions have initiated clinical trials to demonstrate CTL effectiveness. The ex vivo production of these cells under conditions for use in medical treatment represents a critical step in the advancement of this therapy and the AastromReplicellTM System in being developed to support this application.

      We have developed our DendricellTM products to provide a base dendritic cell for certain of these emerging immunotherapies. Following CE Mark approval, we are selling the DendricellTM products to in Europe. In the U.S., we intend to sell the DendricellTM for clinical research use, and we are evaluating plans to develop our own proprietary cancer vaccines, subject to additional funding or strategic partnerships

Tissue Repair Cells

      Bone marrow stromal cells (sometimes also referred to as mesenchymal cells) may also contribute to the repair of various solid tissues including bone marrow, connective tissues such as bone and cartilage, and other tissues. Industry sources estimate that over 10 million Americans suffer from osteoporosis, a disease characterized by low bone mass and structural deterioration of bone tissue, leading to bone fragility and an increased susceptibility to fractures, especially of the hip, spine and wrist. We have initiated a Phase I/II clinical study of our OC-I cell mixture to treat severe osteoporosis. The trial will evaluate the production of bone progenitor cells in the AastromReplicellTM System from a small amount of the patient’s own stem cells. The new expanded cells will then be infused intravenously with the intention of helping to restore the degenerated bone tissue. Trial results will focus on establishing safety and measuring bone formation, blood alkaline phosphatase and osteocalcin levels and bone catabolism.

      Currently, there are unmet medical needs in the areas of bone grafting, osteoarthritis and osteoporosis that could be addressed by a cell therapy approach. In bone grafting, there is an unmet need for an effective bone substitute that does not require the invasive and highly morbid autograft procedure for harvesting the patient’s own bone. An Aastrom solution could meet this need by making use of a small bone marrow aspirate, that can be collected in a simple outpatient procedure, and then expanding the sample in the Company’s cell production system, making the aspirate more viable as an alternative to autograft. In osteoarthritis, the Aastrom cell therapy approach has the potential to be a means of repairing cartilage and delaying the need for joint replacement. In the osteoporosis market, there is a need for more regenerative/disease modifying therapies that is partially being met by emerging anabolic treatments. However, the requirements for daily ingestion or injection for administration makes these emerging treatments highly inconvenient. For patients with severe osteoporosis, an Aastrom approach using a systemic infusion of expanded cells may have the potential to help rebuild bone while requiring fewer courses of therapy.

      A new form of cell therapy involves the production of chondrocytes for the restoration of cartilage. Chondrocyte therapy involves the surgical removal of a small amount of tissue from the patient’s knee and a production of therapeutic quantity of chondrocytes from this surgical biopsy. The cells are then re-implanted back into the knee. Published reports indicate that such cells then reestablish mature articular cartilage. Currently, this cell production process is completed in highly specialized laboratory facilities using trained scientists and manual laboratory procedures. We believe that the AastromReplicellTM System may have the potential to reduce costs associated with the cell production procedure and, if successfully developed by us for this application, may eventually facilitate the transfer of the cell production capability away from highly specialized facilities to regional clinical care sites. It is also conceivable that marrow cells, due to their multi-potential capability, could generate cartilage forming-cells replacing the need to collect chondrocytes.

      Recently, marrow-derived cells have been demonstrated to be able to form other unrelated tissues of the body such as muscle, nerve, brain, heart and liver. When studied in small animal models, marrow cells injected directly into the heart or mobilized into the blood stream have shown significant improvement in heart function after a myocardial infarct allowing more mice to survive. In these studies, marrow cells differentiated into cells of the damaged heart such as muscle and blood vessel. The potential implications of these observations are enormous, raising the possibility of organ regeneration from adult-derived stem cells avoiding the many issues of embryonal stem cells. Such observations will require demonstration in large animal models and eventually, in human trials.

      The expansion of Aastrom’s Tissue Repair Cell program, as mentioned above, is derived from the progress of Aastrom’s lead SC-I bone marrow stem cell product. Aastrom’s ex vivo-produced SC-I bone marrow stem cell product has demonstrated clinical success for engraftment in humans. The SC-I cell mixture is comprised of expanded bone marrow, including both hematopoietic and mesenchymal stem cells, and is intended for the restoration of normal blood and immune system function in patients that have undergone aggressive chemotherapy or radiation treatment. The SC-I cell mixture is intended to provide either an alternative method of obtaining cells used in stem cell transplantation, or to augment cells obtained through a peripheral blood stem cell (“PBSC”) collection in situations where it is difficult to obtain the desired quantity of PBSCs.

      Once collected, the stem cell mixture is infused intravenously and the stem and stromal accessory cells migrate into the bone cavity where they engraft to form new marrow tissue. The hematopoietic progenitor cell components of the cell mixture provide early restoration of circulating white blood cells and platelets. The replenished bone marrow will normally provide long-term hematopoietic function, but complete restoration of bone marrow may, in some cases, take months following myeloablative cancer therapy. When the patient’s hematopoietic system contains malignant cells, such as in the case of leukemia, stem cells from a suitable donor are generally required in order to avoid reintroducing the disease during cell infusion if stem cells for the transplant had been collected from the patient. Such donor-derived transplants are termed “allogeneic” transplants. Procedures using cells derived from the patient are termed “autologous” transplants.

      We currently have a clinical trial evaluating the SC-I cell mixture in breast cancer patients and lymphoma patients. In this study, the SC-I cell mixture is being used to augment low-doses of PBSCs that were collected from the patient. In July 2002, Aastrom’s SC-I autologous bone marrow stem cells produced using the AastromReplicellTM System, were granted orphan product status by the U.S. Food and Drug Administration. Aastrom’s therapeutic ex vivo-produced bone marrow stem cells received the orphan product designation for use in cancer patients requiring a stem cell transplant following high-dose chemotherapy, but who are unable to provide sufficient numbers of blood stem cells for adequate treatment using current transplant methods. This orphan product classification is awarded to select approaches that offer potential therapeutic value in the treatment of rare disease and conditions.

Aastrom’s Proprietary Core Technologies

      Our technology platform consists of two components: (i) proprietary processes, “single-pass perfusion”, and culture devices to enable certain types of stem cells and other types of human cells to be produced with superior biological capabilities as compared with standard cell culture approaches, and (ii) the AastromReplicellTM System clinical cell production platform that is designed to standardize and enable an effective GMP-compliant commercialization pathway for bringing therapeutic cell production to medical practice. The AastromReplicellTM System consists of an instrumentation platform, to be integrated within the hospital or other centralized facilities, that can operate a variety of single-use therapy kits that are specific to the desired medical application. Through this product configuration, we intend either to directly provide cells for therapeutic use, or to enable customers or potential collaborators with the capability to produce cells for therapeutic applications through sale of the AastromReplicellTM System product line and cell therapy products. This approach is intended to provide a product pathway for each cell therapy that is similar to a pharmaceutical product including regulatory approval, reimbursement, marketing and pricing. We believe that the product design of the AastromReplicellTM System will allow us to develop additional cell therapy products to provide standardization for a number of emerging cell therapies being developed by other researchers.

Aastrom’s Single-Pass Perfusion for Human Cell Growth

      We have developed proprietary processes and patented technologies for ex vivo production of therapeutic stem and progenitor cells as well as other key cells found in human bone marrow. This proprietary process is called “single-pass perfusion” and provides a cell culture environment that attempts to mimic the biology and physiology of natural bone marrow. This process enables the production of stem and early and late-stage progenitor cells needed for an effective bone marrow stem cell therapy procedure. When this process is applied to other cell types, the resulting cell product appears to have enhanced biologic function as compared to cells produced through standard static culture processes. In pre-clinical studies performed at Aastrom, T-cells produced using our proprietary processes appear to have a significantly higher replicative capability. Further, dendritic cells produced using this process appear to have an enhanced ability to present antigen to the immune system. We believe that these benefits can improve the overall clinical effectiveness of these procedures.

      Growth factors can be added to stimulate specific cell lineages to grow cells, or to increase cell growth, to meet a particular therapeutic objective. The stem cell growth process can best be completed with little or no additional stem cell selection or purification procedures. This stem cell replication process can also enable or augment the genetic modification of cells by providing the cell division step needed for new genes to integrate into the stem cell DNA. Other currently available cell culture methods tend to result in a loss of stem cells, either through death or through differentiation into mature cells. The same perfusion approach that enables stem cells to grow and improves the biological features of other types of human cells, when compared with cells grown using standard cell culture techniques. We have exclusive rights to several issued U.S. patents that cover these processes and cell compositions.

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

The AastromReplicell TM System

      The AastromReplicellTM System is our proprietary clinical-scale cell production platform to enable the large scale ex vivo production of a variety of therapeutic cells at healthcare facilities, independent laboratories, transplant centers, blood banks, and centralized cell production facilities. It has been designed to implement our stem cell growth process as well as processes for the production of other cell types. The AastromReplicellTM System is comprised of several components, including single-use therapy kits such as the SC-I, CB-I, OC-I, DC-I, and DCV-I Therapy kits, and microprocessor-controlled instruments. The single use therapy kits contain an AastromReplicellTM System Cell Cassette cartridge which contains our proprietary cell culture chamber, supply and waste reservoirs and harvest bag and process specific software which provides the cell production processing parameters to the AastromReplicellTM System instruments. The microprocessor-controlled instruments include the AastromReplicellTM System Incubator which controls the culture conditions for the production of cells within the Cell Cassette, and the AastromReplicellTM System Processor which automates the procedure sequences such as the inoculation of cells into, and harvesting of the cells from, the Cell Cassette. The AastromReplicellTM System Manager is user interface software that simultaneously tracks and monitors the cell production process in multiple incubators and records relevant process variables and operator actions.

      The AastromReplicellTM System is designed to be operated with minimal operator activity by a medical or laboratory technician and can implement clinical scale cell production at the patient care site. The endpoint of the AastromReplicellTM System process is a blood-bag containing cell product. The control and documentation features of the AastromReplicellTM System have been designed to meet good manufacturing practices (GMP) requirements for the therapeutic production of cells. The product configuration of the AastromReplicellTM System consists of an instrumentation platform that can be integrated within the hospital or other centralized facility operating a variety of single-use therapy kits that are specific to the desired medical application. The System can be scaled-up producing simultaneously multiple independent cell batches and is suitable for installation in a regional or de-centralized cell production facility. This is intended to provide a product pathway for each cell therapy that is similar to a pharmaceutical product including regulatory approval, reimbursement, marketing and pricing. We believe that the product design of the AastromReplicellTM System will allow us to develop additional cell therapy kits to provide a commercialization pathway for a number of emerging cell therapies being developed by other researchers.

Potential Advantages of AastromReplicell TM System

      The AastromReplicellTM System is designed to enable a cost-efficient and minimally invasive alternative, or supplement, to existing procedures, which could offer numerous advantages for both patients and medical staff:

      The AastromReplicell TM System can generate larger quantities of cells from a small starting sample. Alternative procedures to obtain the large quantity of stem cells necessary for transplantation require a patient to endure up to multiple hours of procedure time or up to approximately 100 invasive needle sticks to obtain the necessary quantity of stem cells required for the transplant. The AastromReplicellTM System offers an alternative that requires less than two hours of procedure time and significantly fewer needle sticks.

      The AastromReplicell TM System enables the production of certain cells, such as umbilical cord blood (CB) cells, for which there might otherwise be insufficient quantities available for many transplants. Having access to a sufficient number of cells is essential to successful clinical outcomes. This is particularly the case with umbilical cord blood transplants. This source of stem cells is increasingly being used as an alternative to traditional stem cell transplant procedures. However, the limited quantities of available cells and difficulties in expanding the starting volumes to therapeutic quantities have restricted the widespread practice of CB transplants. The AastromReplicellTM System is designed to solve this dilemma by providing the capability to easily and cost-effectively expand CB cells to higher quantities for therapeutic treatments.

      Pre-clinical tests have demonstrated tumor cell purging of certain cancer cells in the AastromReplicell TM System expansion process. Cancer patients with tumor metastases, in which the cancer has spread to the blood and bone marrow, have not traditionally been candidates for autologous stem cell transplants because such transplant might reintroduce cancer cells into the patient. Moreover, patients may have undetected tumor cells present in their marrow or PBSC transplant, which could re-establish cancer in the patient following transplant. Our initial pre-clinical results, as well as studies conducted by third-party investigators, have shown that some primary human tumor cells die or do not grow during hematopoietic cell culture. The smaller volume of starting cells used for the AastromReplicellTM System compared with bone marrow harvest or PBSC transplants may provide approximately 10 to 70 fold less tumor cells in a transplant. Further, in an evaluation of 14 tumor-contaminated bone marrow samples that were expanded with the AastromReplicellTM System process, the presence of breast cancer cells in each sample was either substantially reduced or was no longer detectable. Tumor cells that were detectable after expansion in the AastromReplicellTM System showed a significant reduction in clonogenicity (the ability to replicate). We believe that this combination of passive depletion during culture with the lower starting volume of tumor cells may result in a tumor-free or tumor-reduced cell product for transplant. The clinical benefit of such tumor depletion, if any, will vary depending upon the type of cancer and state of disease.

      Supplemental therapy with AastromReplicell TM System produced cells. Collection of cells for transplant is a variable procedure requiring longer collection procedures for some patients compared to others. The AastromReplicellTM System offers a means to augment current collection techniques, thereby reducing variability and the overall collection burden for the patient and care provider. For some patients, these collection techniques are unable to collect enough cells for a therapeutic dose and the AastromReplicellTM System offers a means to continue with treatment.

      The AastromReplicell TM System automates the process of growing human cells and is designed to be used directly in a hospital setting. Growing human cells has largely been a research laboratory process, requiring substantial time and technical expertise. The AastromReplicellTM System is designed to provide sterilely-

closed, automated cell production capabilities directly at the patient care site in compliance with regulatory standards, providing process reliability and reducing the need for highly skilled operators.

Product Development

      The AastromReplicellTM System is an automated clinical system designed to be used by medical personnel at hospitals and patient care centers to produce therapeutic cells for the treatment of a broad range of diseases, including cancer, infectious diseases and the restoration of solid tissues.

      The AastromReplicellTM System is designed as a family of products consisting of an instrumentation platform that operates single-use, patient-specific therapy kits. Each therapy kit, which is specific to the desired cell or tissue type, is operated by the AastromReplicellTM System instrument platform, which automates the otherwise complex cell production processes. This instrument platform allows for on-site cell manufacturing directly at the hospital that is compliant with GMPs. The process instructions contained within each therapy kit, and where applicable, the reagents, growth medium and cytokines, are specific for the production of each cell type. This product design feature provides for a variety of therapy kits to be integrated into the AastromReplicellTM System product line.

      Our development efforts have been focused on the development of the SC-I kit for the production of bone marrow stem cells, the CB-I Therapy kit for the production of cord blood cells, and the OC kits for the production of bone forming cells. All of these products use Aastrom’s proprietary process and device technologies. We believe that additional therapy kits may be developed for application to a variety of other emerging cell therapies. The AastromReplicellTM System has the potential to supplant current manual cell culture methods to produce therapeutic quantities of cell types such as T-cells, dendritic cells, cell-based cancer vaccines, chondrocytes, mesenchymal cells, keratinocytes and neuronal cells. For example, Aastrom recently developed the DC-I and DCV-I kits for dendritic cell production. In current development is a clinical trial to demonstrate bone formation in patients with large bone fractures. Other than a limited application of chondrocyte therapy, novel cell therapies are still in early stages of development by third parties, and no assurance can be given that such other cell therapies will be successfully developed. Potential advantages of the AastromReplicellTM System in these therapies may include: (i) reducing labor and capital costs; (ii) enhancing process reliability; (iii) automating quality assurance and process record keeping; (iv) reducing the need for specialized, environmentally controlled facilities; (v) providing greater accessibility of these procedures to care providers and patients; and, (vi) in certain cases, providing a more biologically active cell product.

      Modification of such processes and application of our products to the expansion of other cell types will require additional development of specialized cell culture capabilities that may need to be incorporated within our existing product platform. Such modifications may require us to raise substantial additional funds, or to seek additional collaborative partners, or both. There can be no assurance that we will be able to successfully modify or develop existing or future products to enable such additional cell production processes. Our business opportunity is dependent upon successful development and regulatory approval of these novel cell therapies. No assurance can be given that such novel therapies will be successfully developed by other companies or approved by applicable regulatory authorities, or that our processes or product candidates will find successful application in such therapies. In addition, we may be required to obtain license rights to such technologies in order to develop or modify existing or future products for use in such therapies. No assurance can be given that we will be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. See “Clinical Development” and “Business Risks.”

Clinical Development

      The AastromReplicellTM System is being evaluated in multi-site clinical trials in the U.S. under Investigational Device Exemptions (IDEs) and Investigational New Drug (IND) from the FDA. The initial goals of our clinical trial program are to obtain a Pre-Market Approval (PMA) in the U.S., necessary to market the AastromReplicellTM System for autologous stem cell therapy, and to support European marketing activities.

      We have conducted clinical trials in the U.S. evaluating stem cells produced in the AastromReplicellTM System from a small starting amount of bone marrow. Results from initial studies demonstrated the ability of the AastromReplicellTM System to safely and reliably produce stem and progenitor cells that engraft and restore blood system function in cancer patients who had undergone very aggressive chemotherapy. Further, the small volume aspirate, along with a purging of contaminated tumor cells during the stem cell production has indicated a way to offer patients a transplant with a lower risk of receiving back tumor cells.

      We are now conducting a randomized U.S. clinical trial evaluating the AastromReplicellTM System to compliment traditional therapies by augmenting stem cells collected from a single PBSC apheresis procedure. The objectives of this study are to demonstrate that an optimal targeted recovery can be achieved using the AastromReplicellTM System-produced cells with a sub-optimal PBSC dose that otherwise would not provide this desired outcome. This procedure appears to improve the certainty of hematopoietic engraftment by providing a more reliable means of cell collection and blood count recovery.

      We have also conducted clinical feasibility trials to evaluate cord blood (“CB”) cells produced in the AastromReplicellTM System to improve recoveries of pediatric and adult patients requiring donor derived (or allogeneic) stem cell transplants. Results of the pediatric transplants indicated that AastromReplicellTM System-produced cells were safe and well tolerated by the patients. Results from our adult cord blood trial may suggest that the AastromReplicellTM System could increase the quantity of cord blood cells available and enable adult-sized patients to undergo a transplant when they may not otherwise be CB transplant candidates due to low cell dose. We have extended these trials into a comparative trial with concurrent controls. Several CB banking institutions are now being established by other organizations. This banking infrastructure, together with the expansion capabilities of the AastromReplicellTM System, may lead to CB as a promising new source of cells for therapeutic use.

      The preliminary results of our pre-pivotal trials may not be indicative of results that will be obtained from subsequent patients in the trials or from more extensive trials. Further, there can be no assurance that our pre-pivotal or pivotal trials will be successful, or that biologic license application (BLA) registration or required foreign regulatory approvals for the AastromReplicellTM System will be obtained in a timely fashion, or at all. See “Business Risks.”

Aastrom Product Candidates for Ex Vivo Gene Therapy

      The Company has different technologies for the production of cells with genetic modifications. However, the Company is not currently actively developing products based on this technology.

Manufacturing

      We have established relationships with third party manufacturers that are FDA registered as suppliers for the manufacture of medical products to manufacture various components of the AastromReplicellTM System.

      In April 1998, we entered into a manufacturing agreement with SeaMED, now a wholly owned division of Plexus Corporation, for the commercial manufacturing of the instrument components of the AastromReplicellTM System. The initial term of the manufacturing agreement was until April 2001, after which the agreement is automatically renewed until terminated upon a 24-month notice from Plexus or a 6-month notice from us. We retain all proprietary rights to our intellectual property that is utilized by Plexus pursuant to this agreement. Plexus has delivered notice of their intent to terminate the manufacturing agreement, in accordance with the terms of the agreement, on or before February 6, 2004. As a result, we are in advanced negotiations with another supplier which we expect to result in continued supply on commercially reasonable terms. However, there can be no assurance that the new agreement will be completed or that the new agreement will be on terms as favorable to us as the existing contract.

      In March 1996, we entered into a License and Supply Agreement with Immunex Corporation, now a wholly owned subsidiary of Amgen Corporation, for an initial five-year term to purchase and resell certain cytokines and ancillary materials for use in conjunction with the AastromReplicellTM System. The agreement, as amended, allows for us to extend the term for successive two-year terms upon written notice and is subject to certain minimum purchase requirements. We have provided a notice extending the agreement through March 2003. The agreement provided for Immunex to receive up-front and renewal fees totaling $5,500,000. Pursuant to agreements between Immunex and Aastrom, the annual fees due in March 1998, 1999 and 2000 were each paid by us through the issuance of $1,100,000 in our common stock. In August 1997, Aastrom and Immunex amended the agreement to expand our territorial rights to use and sell such materials on a worldwide basis. The supply agreement may be terminated by either party effective immediately upon written notice of termination to the other party in the event that such party materially breaches the agreement and such breach continues unremedied after notice and expiration of a specified cure period or in the event that a bankruptcy proceeding is commenced against a party and is not dismissed or stayed within a 45-day period. In addition, Immunex has the right to cease the supply to us of cytokines and ancillary materials if we fail to purchase a minimum amount of our forecasted annual needs from Immunex after notice to us, and expiration of a specified cure period. In the event that Immunex elects to cease to supply to us cytokines and ancillary materials or is prevented from supplying such materials to us by reason of force majeure, limited manufacturing rights will be transferred to us under certain circumstances. There is, however, no assurance that we could successfully manufacture the compounds ourselves or identify others that could manufacture these compounds to acceptable quality standards and costs, if at all.

      In December 1996, we entered into a Collaborative Supply Agreement with Anchor Advanced Products, Inc., Mid-State Plastics Division (MSP), now a division company of Moll Industries. Under this agreement, MSP conducted both pre-production manufacturing development and now performs commercial manufacturing and assembly of the Cell Cassette component of the AastromReplicellTM System for us. Throughout the term of this agreement, we have agreed to treat MSP as our preferred supplier of Cell Cassettes, using MSP as our supplier of at least 60% of our requirements for Cell Cassettes. The term of the manufacturing agreement is seven years, expiring in December 2003. We retain all proprietary rights to our intellectual property that is utilized by MSP pursuant to this agreement.

      On September 10, 2002 a major creditor of Moll filed an involuntary petition for Bankruptcy against Moll. On September 19, 2002 Moll announced that it had converted the case to a voluntary Chapter 11 reorganization case and had received preliminary approval for a $50 million debtor-in-possession financing. Although there is a risk that these factors may affect our supply of components, we believe that Moll will continue to meet our supply needs.

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

Patents and Proprietary Rights

      Our success depends in part on our ability, and the ability of our licensors, to obtain patent protection for our products and processes. We have exclusive rights to over 20 issued U.S. patents, and non-exclusive rights to one other issued U.S. patent. These patents present claims to: (i) certain methods for ex vivo stem cell division as well as ex vivo human hematopoietic stem cell stable genetic transformation and expanding and harvesting a human hematopoietic stem cell pool; (ii) certain apparatus for cell culturing, including a bioreactor suitable for culturing human stem cells or human hematopoietic cells; (iii) certain methods of infecting or transfecting target cells with vectors; and (iv) a cell composition containing human stem cells or progenitor cells, or genetically modified stem cells, when such cells are produced in an ex vivo medium exchange culture. Certain patent equivalents to the U.S. patents have also been issued in other jurisdictions including Australia and Canada and under the European Patent Convention. These patents are due to expire beginning in 2006. In addition, we and our exclusive licensors have filed applications for patents in the United States and equivalent applications in certain other countries claiming other aspects of our products and processes, including a number of U.S. patent applications and corresponding applications in other countries related to various components of the AastromReplicellTM System.

      The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications by us, or our licensors, will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the patents that have been or may be issued to us or our licensors will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our products or design around any patents that have been or may be issued to us or our licensors. Since patent applications in the United States are maintained in secrecy until patents issue, we also cannot be certain that others did not first file applications for inventions covered by our, and our licensors’ pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others on such applications.

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

      We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. It is our policy to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, board of directors, technical review board and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of Aastrom. There can be no assurance, however, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

      Our success will also depend in part on our ability to develop commercially viable products without infringing the proprietary rights of others. We have not conducted freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to market our products or maintain our competitive position with respect to our products. If our technology components, devices, designs, products, processes or other subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our products. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing our proposed products or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which could have a material adverse affect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development and sale of our products and processes.

      Certain of our, and our licensors’, research has been or is being funded in part by the Department of Commerce and by a Small Business Innovation Research Grant obtained from the Department of Health and Human Services. As a result of such funding, the U.S. Government has certain rights in the technology developed with the funding. These rights include a non-exclusive, paid-up, worldwide license under such inventions for any governmental purpose. In addition, the government has the right to require us to grant an exclusive license under any of such inventions to a third party if the government determines that: (i) adequate steps have not been taken to commercialize such inventions, (ii) such action is necessary to meet public health or safety needs, or (iii) such action is necessary to meet requirements for public use under federal regulations. Additionally, under the federal Bayh Dole Act, a party which acquires an exclusive license for an invention that was partially funded by a federal research grant is subject to the following government rights: (i) products using the invention which are sold in the United States are to be manufactured substantially in the United States, unless a waiver is obtained; (ii) the government may force the granting of a license to a third party who will make and sell the needed product if the licensee does not pursue reasonable commercialization of a needed product using the invention; and (iii) the U.S. Government may use the invention for its own needs.

Research and License Agreements

      In March 1992, we entered into a License Agreement with the University of Michigan, as contemplated by a Research Agreement executed in August 1989 relating to the ex vivo production of human cells. Pursuant to this License Agreement, as amended: (i) we acquired exclusive worldwide license rights to the patents and know-how for the production of blood cells and bone marrow cells as described in the University of Michigan’s research project or which resulted from certain further research conducted through December 1994; and (ii) we are obligated to pay to the University of Michigan a royalty equal to 2% of the net sales of products which are covered by the University of Michigan’s patents. Unless it is terminated earlier at our option or due to a material breach by us, the License Agreement will continue in affect until the latest expiration date of the patents to which the License Agreement applies.

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

      Our products are potentially subject to regulation as medical products under the Federal Food, Drug and Cosmetic Act, and as biological products under the Public Health Service Act. Different regulatory requirements may apply to our products depending on how they are categorized by the FDA under these laws. The FDA has indicated that it intends to regulate the cells produced in the AastromReplicellTM System as licensed biologic through the Center for Biologics Evaluation and Research. However, there can be no assurance that the FDA will ultimately regulate the AastromReplicellTM System in this manner.

      The FDA is still in the process of developing its requirements with respect to somatic cell therapy and gene cell therapy products and has issued draft documents concerning the regulation of cellular and tissue-based products. If the FDA adopts the regulatory approach set forth in the draft document, the FDA will require regulatory approval for certain human cellular or tissue based products, including cells produced in the AastromReplicell System, through a biologic license application (BLA).

      The FDA has published regulations which require registration of certain facilities, which may include our customers, and is in the process of publishing regulations for the manufacture or manipulation of human cellular or tissue based products which may impact our customers. We believe that the fixed validated process in a sterile disposable provided by our products will assist our customers in meeting these requirements, but the regulations may change prior to final release.

      Approval of new medical devices and biological products is a lengthy procedure leading from development of a new product through pre-clinical and clinical testing. This process takes a number of years and the expenditure of significant resources. There can be no assurance that Aastrom’s product candidates will ultimately receive regulatory approval.

      Regardless of how our product candidates are regulated, the Federal Food, Drug, and Cosmetic Act and other Federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, use, reporting, advertising and promotion of such products. Noncompliance with applicable requirements can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve or clear product approval applications or to allow us to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

Product Approval

      In order to obtain FDA approval of a new medical product, sponsors must generally submit proof of safety and efficacy. In some cases, such proof entails extensive pre-clinical and clinical laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There can be no assurance that the FDA will act favorably or in a timely manner in reviewing submitted applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals, in turn, which could delay or preclude us from marketing any products we may develop. The FDA may also require post-marketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit such technologies.

      If human clinical trials of a proposed medical product are required, the manufacturer or distributor of the product will have to file an Investigational Device Exemption (IDE) or Investigational New Drug (IND) submission with the FDA prior to commencing human clinical trials. The submission must be supported by data, typically including the results of pre-clinical and laboratory testing. Following submission of the IDE or IND, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If we are not notified of objections within that period, clinical trials may be initiated, and human clinical trials may commence at a specified number of investigational sites with the number of patients approved by the FDA. We have submitted several IDEs for the AastromReplicellTM System, and have conducted clinical studies under these IDEs.

      Some of our products may be classified as Class III medical devices. The FDA categorizes devices into three regulatory classifications subject to varying degrees of regulatory control. In general, Class I devices require compliance with labeling and record keeping regulations, Quality System Regulation (QSR), 510(k) pre-market notification, and are subject to other general controls. Class II devices may be subject to additional regulatory controls, including performance standards and other special controls, such as post-market surveillance. Class III devices, which are either invasive or life-sustaining products, or new products never before marketed (for example, non-“substantially equivalent” devices), require clinical testing to demonstrate safety and effectiveness and FDA approval of a PMA prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices.

      We, and any contract manufacturer, may be required to be registered as a medical device manufacturer with the FDA. These manufacturers will be inspected on a routine basis by the FDA for compliance with the FDA’s QSR regulations. These regulations would require that we, and any contract manufacturer, design, manufacture and service products and maintain documents in a prescribed manner with respect to manufacturing, testing, distribution, storage, design control and service activities. The Medical Device Reporting regulation requires that we provide information to the FDA on deaths or serious injuries alleged to be associated with the use of our devices, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits a company from promoting an approved device for unapproved applications and reviews company labeling for accuracy.

      We believe that the cells produced in the AastromReplicellTM System will be regulated by the FDA as a licensed biologic, although there can be no assurance that the FDA will not choose to regulate this product in a different manner. The FDA categorizes human cell or tissue based products as either minimally manipulated or more than minimally manipulated, and has proposed that more than minimally manipulated products be regulated through a “tiered approach intended to regulate human cellular and tissue based products only to the extent necessary to protect public health.” For products which may be regulated as biologics, the FDA requires: (i) preclinical laboratory and animal testing; (ii) submission to the FDA of an IND or IDE application which must be effective prior to the initiation of human clinical studies; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; (iv) submission to the FDA of a biologic license application (BLA); and (v) review and approval of the BLA as well as inspections of the manufacturing facility by the FDA prior to commercial marketing of the product.

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

      Under current requirements, facilities manufacturing biological products must be licensed. To accomplish this, a BLA must be filed with the FDA. The BLA describes the facilities, equipment and personnel involved in the manufacturing process. An establishment license is granted on the basis of inspections of the applicant’s facilities in which the primary focus is on compliance with GMPs and the ability to consistently manufacture the product in the facility in accordance with the BLA. If the FDA finds the inspection unsatisfactory, it may decline to approve the BLA, resulting in a delay in production of products.

      As part of the approval process for human biological products, each manufacturing facility must be registered and inspected by the FDA prior to marketing approval. In addition, state agency inspections and approvals may also be required for a biological product to be shipped out of state.

Regulatory Process in Europe

      The AastromReplicellTM instruments and disposables are currently being regulated in Europe as a Class I Sterile, Class IIb or Class III medical device, under the authority of the Medical Device Directives (MDD) being implemented by European Union (EU) member countries. These classifications apply to medical laboratory equipment and supplies including, among other products, many devices that are used for the collection and processing of blood for patient therapy. Certain ancillary products (e.g., biological reagents) used as part of the AastromReplicellTM System are treated as Class III medical devices.

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

      We have received permission from our Notified Body (The British Standards Institute) to affix the CE Mark to the AastromReplicellTM instrumentation and components for the SC-I kit, CB-I kit, DC-I kit and DCV-I kit. This has allowed us to market these products in the European Union. There can be no assurance that the AastromReplicellTM System will continue to be regulated under its current status, any change in which would affect our ability to sell the product and adversely affect our business, financial condition and results of operations.

Competition

      The biotechnology and medical device industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical, medical device, medical products, chemical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than ours. In addition, many biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with ours. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. We are aware of certain other products manufactured or under development by competitors that are used for the prevention or treatment of certain diseases and health conditions that we have targeted for product development. There can be no assurance that developments by others will not render our product candidates or technologies obsolete or noncompetitive, that we will be able to keep pace with new technological developments or that our product candidates will be able to supplant established products and methodologies in the therapeutic areas that are targeted by us. The foregoing factors could have a material adverse affect on our business, financial condition and results of operations.

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

      Aastrom competes in several key business segments. Within each business segment, we can identify the following competitors: (i) Tissue Repair Cell: Genzyme, Osiris and Johnson & Johnson are active in the market, and (ii) Dendritic Cells: Dendreon (vaccine market only).

Employees

      As of August 31, 2002, we employed approximately 44 individuals on a full time equivalent basis. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Executive Officers of Aastrom

      Our executive officers, and their respective ages as of August 31, 2002, are as follows:

Name	Age	Position

R. Douglas Armstrong, Ph.D.	49	President, Chief Executive Officer and Chairman of the Board of Directors
Michael S. Durski	52	Vice President Finance & Administration, Chief Financial Officer, Secretary and Treasurer
Brian S. Hampson	45	Vice President Product Development
Bruce W. Husel	44	Vice President Quality Systems and Regulatory Affairs
Steven N. Wolff, M.D.	53	Vice President Medical Research
Alan M. Wright	57	Senior Vice President Administrative and Financial Operations

      R. Douglas Armstrong, Ph.D. joined Aastrom in June 1991 as a Director, and as its President and Chief Executive Officer. In 1999, Dr. Armstrong was elected as Chairman of Aastrom’s Board of Directors. From 1987 to 1991, Dr. Armstrong served in different capacities, including Executive Vice President and Trustee of the La Jolla Cancer Research Foundation (LJCRF), now named the Burnham Institute, a 250-employee scientific research institute located in San Diego, California. Dr. Armstrong received a Bachelor of Arts degree in Chemistry from the University of Richmond, and a Doctorate in Pharmacology and Toxicology from the Medical College of Virginia. In addition, he has held faculty and staff positions at Yale University, University of California, San Francisco, LJCRF and University of Michigan.

      Michael S. Durski joined Aastrom in February 2002 as Vice President Finance and Administration and Chief Financial Officer. Mr. Durski also serves as Aastrom’s Secretary and Treasurer. Prior to joining Aastrom, Mr. Durski held the positions of Chairman, CEO and CFO of ZeptoMetrix Corporation, a biotechnology manufacturer of kits and reagents engaged in the study, diagnosis and treatment of cancer and infectious diseases, which he co-founded. Prior to that time Mr. Durski held various executive financial positions at Cellular Products, Inc., Treibacher Schleifmittel, Recra Environmental and Comptek Research, Inc. Mr. Durski received a Bachelor of Science degree in Mathematics from the State University College at Buffalo, and a Master of Business Administration degree in Finance from Canisius College.

      Brian S. Hampson joined Aastrom in July 1993 as Director, Product Engineering and became Vice President Product Development in June 2000. He has been a principal leader in the development and engineering of the AastromReplicellTM System. Previously, Mr. Hampson served as Manager, In Vitro Systems at Charles River Laboratories and held other positions after joining that company in January 1986. While at Charles River, he managed a number of programs to develop and commercialize novel bioreactor systems to support large-scale cell culture and biomolecule production. Prior to that, Mr. Hampson held several engineering positions at Corning Incorporated from September 1979 to January 1986, including assignments with KC Biological, a wholly owned subsidiary of Corning at the time. Mr. Hampson received a Bachelor of Science and Master of Engineering degrees in Electrical Engineering from Cornell University.

      Bruce W. Husel joined Aastrom in November 1997 as Vice President Quality Systems and Regulatory Affairs. From May 1994 to September 1997, Mr. Husel served as Director of Quality Assurance for Sanofi Diagnostics Pasteur, where he led efforts to achieve EN 46001 registration and prepared for CE Marking. From June 1992 to May 1994, Mr. Husel was Director of Quality and Regulatory Affairs for Baxter Anesthesia Division (formerly known as Bard MedSystems). Prior to that, he served as Quality Manager of McGaw, Inc. Mr. Husel received a Bachelor of Business degree in Electrical Engineering from Rice University, a Master of Science degree in Engineering Management from Southern Methodist University and a Master of Business Administration degree in Accounting from the University of Texas at Dallas.

      Steven N. Wolff, M.D. joined Aastrom in April 2001 as Vice President Medical Research. Prior to joining Aastrom, Dr. Wolff held various distinguished positions at the Vanderbilt University School of Medicine, most recently as Professor of Medicine in the Division of Hematology/ Oncology, and as Director of the Bone Marrow Transplant Program. In addition, Dr. Wolff has served on the National Marrow Donor Program Council from 1995 to 1997, as the Council’s President in 1997, and as the Chairman of the Finance Committee. Currently, Dr. Wolff participates as a Board Member for the Lance Armstrong Foundation, having served as Board President in 1998. Dr. Wolff holds an M.D. from the University of Illinois, with postgraduate training at Vanderbilt University School of Medicine and Washington University School of Medicine, and holds an undergraduate degree from Queens College.

      Alan M. Wright joined Aastrom in September 2000 as a member of the Board of Directors. In August 2002, Mr. Wright resigned from Aastrom’s Board of Directors and joined the Company’s management team as Senior Vice President Administrative and Financial Operations. From 1991 to 2002, Mr. Wright held several executive positions at CMS Energy and its principal subsidiary, Consumers Energy, most recently as its Executive Vice President, Chief Financial Officer and Chief Administrative Officer, where he was responsible for raising $17 billion in capital during his tenure. Prior to joining CMS Energy, Mr. Wright held various financial management positions at Entergy Corporation, including Vice President of Finance. He served on the Finance Committee and the Finance and Regulation Executive Advisory Committee of the Edison Electric Institute (EEI), the Conference Board Council of CFOs, the Committee on Corporate Reporting of the Financial Executives Institute, and on Jenkins’ Special Committee to the Financial Accounting Standards Board. Mr. Wright earned a Bachelor of Science degree in Economics from Cornell University under a General Motors national scholarship. He has also completed Stanford University’s Executive Program, the EEI Executive Leadership Program and post-graduate studies in Accounting at the University of West Florida.

Item 2.     Properties

      We lease approximately 23,000 square feet of office and research and development space in Ann Arbor, Michigan under a lease agreement expiring in December 2004. We believe that our facilities are adequate for our current needs. Additional facilities may be required to support expansion for research and development abilities or to assume manufacturing operations that are currently fulfilled through contract manufacturing relationships.

Item 3.     Legal Proceedings

      We are not currently party to any material legal proceedings, although from time to time we may become involved in disputes in connection with the operation of our business.

Item 4.     Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters

      Beginning on February 4, 1997 our common stock was quoted on the Nasdaq National Market under the symbol “ASTM”. Since June 11, 2002 , our common stock has been quoted on the Nasdaq SmallCap Market under the symbol “ASTM”. The following table sets forth the high and low closing prices per share of common stock as reported on the applicable Nasdaq Market:

	Price Range of
	Common Stock

	High	Low

Year ended June 30, 2001:
1st Quarter	$4.31	$1.53
2nd Quarter	2.78	.81
3rd Quarter	1.59	.78
4th Quarter	2.34	.75
Year ended June 30, 2002:
1st Quarter	2.40	.93
2nd Quarter	1.21	.94
3rd Quarter	1.05	.72
4th Quarter	.71	.36

      As of August 30, 2002, there were approximately 440 holders of record of the common stock. We have never paid any cash dividends on our common stock and we do not anticipate paying such cash dividends in the foreseeable future. We currently anticipate that we will retain all future earnings, if any, for use in the development of our business.

Item 6.     Selected Financial Data

      The statement of operations data for the years ended June 30, 2000, 2001 and 2002 and for the period from March 24, 1989 (Inception) to June 30, 2002 and the balance sheet data at June 30, 2001 and 2002, are derived from, and are qualified by reference to, the audited consolidated financial statements included in this report on Form 10-K and should be read in conjunction with those financial statements and notes thereto. The statement of operations data for the years ended June 30, 1998 and 1999, and the balance sheet data at June 30, 1998, 1999 and 2000, are derived from audited consolidated financial statements not included herein. The data set forth below are qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

						March 24,
						1989
	Year Ended June 30,					(Inception)
						to June 30,
	1998	1999	2000	2001	2002	2002

Statement of Operations Data:
Revenues:
Product sales and rentals	$—	$34,000	$169,000	$85,000	$80,000	$368,000
Research and development agreements	3,000	—	—	—	—	2,020,000
Grants	246,000	847,000	981,000	814,000	797,000	5,828,000

Total revenues	249,000	881,000	1,150,000	899,000	877,000	8,216,000

Costs and expenses:
Cost of product sales and rentals(1)	—	6,000	1,251,000	13,000	202,000	1,472,000
Research and development	15,498,000	10,871,000	6,289,000	4,983,000	5,428,000	81,501,000
Selling, general and administrative	2,858,000	2,836,000	3,364,000	2,482,000	3,528,000	24,110,000

Total costs and expenses	18,356,000	13,713,000	10,904,000	7,478,000	9,158,000	107,083,000

Loss from operations	(18,107,000)	(12,832,000)	(9,754,000)	(6,579,000)	(8,281,000)	(98,867,000)
Other income (expense):
Other income	—	1,237,000	—	—	—	1,237,000
Interest income	886,000	571,000	364,000	653,000	342,000	5,068,000
Interest expense	(12,000)	(4,000)	—	—	—	(267,000)

Net loss	$(17,233,000)	$(11,028,000)	$(9,390,000)	$(5,926,000)	$(7,939,000)	$(92,829,000)

Net loss applicable to common shares	$(21,023,000)	$(11,507,000)	$(9,598,000)	$(5,926,000)	$(7,939,000)

Net loss per common share (basic and diluted)	$(1.57)	$(.75)	$(.41)	$(.17)	$(.19)

Weighted average number of common shares outstanding	13,363,000	15,342,000	23,344,000	34,030,000	42,121,000

	June 30,

	1998	1999	2000	2001	2002

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$11,212,000	$7,528,000	$12,745,000	$10,659,000	$9,605,000
Working capital	10,121,000	8,009,000	12,143,000	10,715,000	10,597,000
Total assets	12,374,000	9,540,000	13,437,000	11,905,000	11,553,000
Deficit accumulated during the development stage	(58,897,000)	(70,334,000)	(79,932,000)	(85,858,000)	(93,797,000)
Total shareholders’ equity	10,846,000	8,511,000	12,435,000	10,894,000	10,803,000

(1)	Cost of product sales and rentals for the year ended June 30, 2000 includes an inventory write off of $1,027,000 and for the year ended June 30, 2002 includes a charge of $202,000 for obsolete and excess inventory.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are pioneering the development of human cell therapy technologies intended for a broad range of medical applications based on our patented process and device capabilities for manufacturing proprietary cell mixtures. Our lead cell therapeutic product areas under development include: Tissue Repair Cells (TRCs), Therapeutic Cells (TCs), and Cell Culture Devices. TRCs are cells that lead to the construction of normal tissue such as bone. TCs are cells that can act like drugs, such as a therapeutic vaccine for cancer or viruses. Cell culture devices have been developed by Aastrom to produce our TRCs and TCs, but they can be sold to authorized third parties as stand-alone products.

      Our business model builds on two complementary components: (i) proprietary procedures and devices to enable certain types of stem cells and other types of human cells to be produced with excellent biological capabilities as compared with standard cell culture approaches; and (ii) the AastromReplicellTM System clinical platform that is designed to standardize and enable an effective commercialization pathway for bringing therapeutic cell production to medical practice. The AastromReplicellTM System consists of an instrumentation platform, to be either sold to a hospital or other centralized facility, or alternatively, used by Aastrom, that can operate a variety of single-use cell production kits that are specific to the desired medical application. Each cell product is produced using a specific type of kit. The kit and the cell product produced with the kit share a common identifying nomenclature such as DC-I, DCV-I, OC-I, SC-I and CB-I. Through this product configuration, we intend either directly to commercialize cells for therapeutic use, or to enable customers or potential collaborators with the capability to produce cells for therapeutic applications through sale of the AastromReplicellTM System instruments and kits. This approach is intended to provide a product pathway for each cell therapy that is similar to a pharmaceutical product including regulatory approval, reimbursement, marketing and pricing. We believe that the design of the AastromReplicellTM System will allow us to develop additional cell therapy products to provide standardization for a number of emerging cell therapies being developed by other researchers.

      We have different TRC products in active development, including: SC-I bone marrow cells for bone marrow transplantation application; CB-I cells for cord blood stem cell transplantation application; OC-I cells for severe osteoporosis; and OCG-I cells for bone grafting applications. For the TC product areas, we are investigating immune system dendritic cells, a type of blood cell that has the ability to stimulate an immune response against specific targets as a potential new treatment for cancer and viral diseases. We have developed the DC-I and DCV-I device products, and intend to use for our own TC products, as well as to sell to clinical researchers and centers that are developing dendritic cell-based vaccines designed to treat cancer and other disorders. We have obtained approval to affix the CE Mark to the DC-I and DCV-I kits, allowing us to market and sell these products in Europe, through our German subsidiary, Zellera AG. We also plan to market the DC-I and DCV-I device products to U.S. clinical and research groups that are developing dendritic cell-based cancer vaccines. The development of our own proprietary vaccines may be pursued pending additional funding or strategic partnerships.

      Our SC-I and CB-I TRC products have received CE Mark approval allowing us to begin commercialization activities in Europe, through our German subsidiary, Zellera AG, and are in Phase III-Type clinical studies in the U.S. However, we do not believe there is a current market for the CB-I product in Europe, and will be several years before any U.S. approvals may be received, or for the markets to develop for this product. Although able to be sold in Europe, the SC-I product will have to undergo various clinical evaluations at initial customer sites in order to generate the data necessary for reimbursement of the product. This year we established relationships at several European centers for these sites to generate this clinical data.

      More recently we have initiated a development program for the production of bone-forming TRCs in the AastromReplicellTM System (our “OC” line of TRCs). The OC-I cell product is being developed for the treatment of patients with degenerative bone diseases such as osteoporosis, for which a Phase I/II-Pilot clinical study is in process in the U.S. Our OCG-I cell product is being developed for bone grafting applications, and we are developing a clinical trial plan for this product.

      Our therapeutic cell development efforts to date have focused on using our technology to grow larger quantities of the desired therapeutic cells from small starting amounts of cells or a tissue. Our cell production processes are based on using the natural reproductive capabilities of cells outside the body, without various cloning approaches. Our programs currently use bone marrow, cord blood and blood cells as starting sources of cells. As such, federal support or other factors relating to embryonal research has no direct impact on our current product programs.

      Since our inception, we have been in the development stage and engaged in research and product development, conducted principally on our own behalf, but also in connection with various collaborative research and development agreements with others. We commenced our initial pilot-scale product launch in Europe of the AastromReplicellTM Cell Production System with the SC-I kit in April 1999. At approximately this same time, data was released at international meetings that resulted in the majority of the patients who would otherwise have been candidates for the SC-I product, to no longer require the use of the product. This loss of market for the SC-I caused us to reorganize our operations and suspend all marketing activities in October 1999, pending the receipt of additional financing and reorganization. While the marketing activities were initiated this year for the CE Marked SC-I, DC-I and the DCV-I products, we do not expect to generate positive cash flows from operations for at least the next several years and then only if more significant product sales commence. Until that time, we expect that our revenue sources will be limited to grant revenue and research funding, milestone payments and licensing fees from potential future corporate collaborators. To date, we have financed our operations through public and private sales of our equity securities. As a development-stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence, which is unlikely to occur until we obtain significant additional funding. Through June 30, 2002, we have accumulated losses of approximately $93 million. There can be no assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, or complete a corporate partnering or acquisition transaction.

Critical Accounting Policies

      There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements. Note 1 to our consolidated financial statements “Overview and Summary of Significant Accounting Policies” summarizes each of our significant accounting policies. The most significant accounting policies include those related to inventory and revenue recognition.

      Inventory. We value our inventory that consists primarily of finished components of our lead product, the AastromReplicellTM Cell Production System, at the lower of cost (specific identification using first in, first out) or market. Furthermore, we regularly review inventory quantities on hand and record a provision to write down obsolete and excess inventory to its estimated net realizable value. Based on the aging of inventory at each period end, we utilize a systematic approach to determine our reserve for obsolete and excess inventory. Under this systematic approach, inventory that is less than twelve months old, based on the receipt date, will be carried at full value. Inventory quantities in excess of twelve months old are reserved over a six-month period, until the items are either sold or fully reserved. We feel this approach is appropriate given our limited product sales history and the risk associated with our ability to recover the inventory as we are still in the process of establishing our product market. Future technological changes, new product development and actual sales results could result in additional obsolete and excess inventory on hand. This could have a significant impact on the value of our inventory and our reported operating results.

      Revenue recognition. We generate revenue from grants and research agreements, collaborative agreements and product sales. Revenue from grants and research agreements is recognized on a cost reimbursement basis consistent with the performance requirements of the related agreements. Revenue from collaborative agreements is recognized when the scientific or clinical results stipulated in the agreement have been met and there are no other ongoing obligations on our part. Revenue from product sales is recognized when title to the product transfers and there are no remaining obligations that will affect the customer’s final acceptance of the sale, generally after installation and training. If there are remaining obligations, including training or installation, revenue is recognized upon completion of these obligations. Revenue from licensing fees under licensing agreements is recognized as revenue when there are no future performance obligations remaining with respect to such fees. Payments received before all obligations are fulfilled are classified as deferred revenue.

      Accounts receivable. We make estimates evaluating collectibility of accounts receivable. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based on any specific customer collection issues we have identified. While such credit issues have not been significant, there is no assurance that we will continue to experience the same credit losses in the future.

      The summary of significant accounting policies should be read in conjunction with our consolidated financial statements and related notes and this discussion of our results of operations.

Results of Operations

      Total revenues were $877,000 in 2002, $899,000 in 2001, and $1,150,000 in 2000. Revenues include product sales and rentals of $80,000 in 2002, $85,000 in 2001 and $169,000 in 2000, reflecting the pilot-scale marketing of our lead product, the AastromReplicellTM System. We commenced our initial pilot-scale product launch in Europe of the AastromReplicellTM Cell Production System (System) in fiscal year 1999, but subsequently suspended those activities in fiscal year 2000 pending the receipt of additional financing. Marketing activities were resumed during fiscal year 2001. Grant revenues decreased to $797,000 in 2002 from $814,000 in 2001, and from $981,000 in 2000, reflecting the award of research grants and related research activities, to the extent that such associated costs are reimbursed under the grants. Grant revenues accounted for 91% of total revenues for the years ended June 30, 2002 and 2001 and 85% in 2000 and are recorded on a cost-reimbursement basis.

      Total costs and expenses were $9,158,000 in 2002, $7,478,000 in 2001 and $10,904,000 in 2000. The increase in costs and expenses from 2001 to 2002 is principally the result of increased selling, general and administrative expenses to $3,528,000 in 2002 from $2,482,000 in 2001, reflecting the expansion of marketing activities to further commercialization efforts in Europe. Research and development expenses increased to $5,428,000 in 2002 from $4,983,000 in 2001, reflecting increased research and product development activities in the areas of dendritic cell vaccines and tissue regeneration. The increase in cost of product sales and rentals to $202,000 in 2002 from $13,000 in 2001, relates to the provision recorded in 2002 for obsolete and excess AastromReplicellTM System inventory. The decrease in costs and expenses from 2000 to 2001 is principally the result of decreased research and development expense to $4,938,000 in 2001 from $6,289,000 in 2000, reflecting declining development activities for the AastromReplicellTM System. Cost of product sales and rentals of $1,251,000 in 2000 consisted principally of AastromReplicellTM System inventory that was written off in connection with the suspension of marketing activities. Research and development expense includes a charge of $1,100,000 in 2000, representing a payment pursuant to our supply agreement with Immunex. This license agreement was extended through March 2006, without further annual renewal payments. General and administrative expenses decreased to $2,482,000 in 2001 from $3,364,000 in 2000, reflecting planned expense reduction measures associated with the suspension of marketing activities.

      Interest income was $342,000 in 2002, $653,000 in 2001 and $364,000 in 2000. The fluctuations in interest income are due primarily to corresponding changes in the levels of cash, cash equivalents and short-term investments during the periods and decreases from yields from our investments.

      Our net loss was $7,939,000, or $.19 per common share in 2002, $5,926,000, or $.17 per common share in 2001, and $9,390,000, or $.41 per common share in 2000. The computation of net loss per common share in 2000 includes the impact of dividends and yields on outstanding preferred stock as well as one-time charges related to the sale of preferred stock. The one-time charge of dividends and yields affect only the computation of net loss per common share and is not included in the net loss for the periods. We expect to report additional significant net losses until such time as more substantial product sales commence.

      We have not generated any profits to date and therefore have not paid any federal income taxes since inception. At June 30, 2002, our Federal tax net operating loss and tax credit carryfowards were $89,900,000 and $2,450,000, respectively, which will expire from 2004 through 2022, if not utilized. In July 1998, we issued shares of 1998 Series I Convertible Preferred Stock which resulted in a change in ownership and an annual limitation of $3,136,000, which applies to losses incurred between October 1993 and July 1998. As of June 2002, the portion of our net operating loss that remains subject to this limitation is approximately $41,000,000. Our ability to utilize our net operating loss and tax credit carryforwards may become subject to further annual limitation in the event of other change in ownership events.

Liquidity and Capital Resources

      We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through June 30, 2002, have totaled approximately $105 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have historically allowed us to maintain adequate levels of cash and other liquid investments.

      Our combined cash, cash equivalents and short-term investments totaled $9,605,000 at June 30, 2002, a decrease of $1,054,000 from June 30, 2001. During the year ended June 30, 2002, we raised net proceeds of $7,848,000 through the sale of our equity securities. The primary uses of cash, cash equivalents and short-term investments during the year ended June 30, 2002 included $8,749,000 to finance our operations and working capital requirements, and $153,000 in capital equipment additions.

      Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. We do not expect to generate a positive cash flow from operations for at least the next several years due to the expected spending for research and development programs and the cost of commercializing our product candidates. We intend to seek additional funding through research and development, or distribution and marketing, agreements with suitable corporate collaborators, grants and through public or private financing transactions. Successful future operations are subject to several technical and business risks, including our continued ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for our products. We expect that our available cash and expected interest income will be sufficient to finance currently planned activities into the first quarter of fiscal year 2004. We are currently pursuing additional sources of financing. If we cannot obtain additional funding prior to the end of the second quarter of fiscal year 2003, we will make substantial reductions in the scope and size of our operations, and may curtail activities currently planned to be resumed, in order to conserve cash until such funding is obtained. These estimates are forward-looking statements based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption “Business Risks”, included herein. In order to grow and expand our business, and to introduce our product candidates into the marketplace, we will need to raise additional funds.

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

Long-Term Contractual Obligations and Commitments

      The Company has contractual obligations for operating leases as disclosed in Footnote 6 — Commitments in “Notes to Consolidated Financial Statements”.

New Accounting Standards

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires companies to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The identified asset retirement costs are capitalized as part of the carrying amount of the asset and depreciated over the remaining useful life. SFAS No. 143 is effective for the Company in fiscal year 2003.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for the Company in fiscal year 2003.

      The adoption of SFAS No. 143 and No. 144 are being evaluated by management and are not expected to have a significant impact on the Company’s financial position or result of operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      As of June 30, 2002, our cash and cash equivalents included money market securities and commercial paper. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

      Our sales to customers in foreign countries are denominated in U.S. dollars. Accordingly, we are not directly exposed to market risks from currency exchange rate fluctuations.

BUSINESS RISKS

      Our business is subject to a number of uncertainties, including those discussed below.

Our past losses and expected future losses cast doubt on our ability to operate profitably.

      We were incorporated in 1989 and have experienced substantial operating losses since inception. As of June 30, 2002, we have incurred net losses totaling approximately $93 million. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and the AastromReplicellTM System, general and administrative expenses, and the prosecution of patent applications. We expect to incur significant operating losses until product sales increase, primarily owing to our research and development programs, including pre-clinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. We may not be able to achieve or sustain profitability.

Our inability to complete our product development activities successfully would severely limit our ability to operate or finance operations.

      Commercialization in the United States of our lead product candidate, the AastromReplicellTM Cell Production System, will require additional research and development as well as substantial clinical trials. While we have commenced initial marketing on a limited basis of the AastromReplicellTM System in Europe, we believe that the United States will be the principal market for our products. We may not be able to successfully complete development of the AastromReplicellTM System or our other product candidates, or successfully market our technologies or product candidates. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technologies and product candidates. Our research and development programs may not be successful, and our cell culture technologies and product candidates may not facilitate the production of cells outside the human body with the expected result. Our technologies and product candidates may not prove to be safe and efficacious in clinical trials, and we may not obtain the intended regulatory approvals for our technologies or product candidates and the cells produced in such products. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue.

We may not be able to raise the required capital to conduct our operations and develop our products.

      We will require substantial capital resources in order to conduct our operations and develop our products. In October 1999, we were forced to reduce operations based on our declining level of capital resources and our limited financing alternatives available at that time. The previous reduction in our operating activities has delayed our product development programs. We expect that our available cash and expected interest income will be sufficient to finance currently planned activities through the first quarter of fiscal year 2004. We are currently pursuing additional sources of financing. If we cannot obtain additional funding prior to the end of second quarter of fiscal year 2003, we will make substantial reductions in the scope and size of our operations, and may curtail activities currently planned to be resumed, in order to conserve cash until such funding is obtained. In order to grow and expand our business, and to introduce our product candidates in to the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types.

      Our future capital requirements will depend upon many factors, including:

•	continued scientific progress in our research and development programs;

•	costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;

•	competing technological and market developments;

•	our ability to establish additional collaborative relationships; and

•	the effect of commercialization activities and facility expansions if and as required.

      Because of our long-term funding requirements, we are likely to access the public or private equity markets if and whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Further, we may enter into financing transactions at rates, which are at a substantial discount to market. This additional funding may not be available to us on reasonable terms, or at all. If adequate funds are not available, we may be required to further delay or terminate research and development programs, curtail capital expenditures, and reduce business development and other operating activities.

The issuance of additional common stock for funding has the potential for substantial dilution.

      As noted above, additional equity funding will be necessary to provide us with the capital to reach our objectives. At current market prices, such an equity issuance would cause a substantially larger number of shares to be outstanding and would dilute the ownership interest of existing stockholders. At present, pursuant to two separate shareholder approved resolutions, the Board of Directors has the authority to increase the maximum number of authorized shares from 60 million to 150 million.

The warrants have the potential for substantial dilution.

      We have outstanding warrants to purchase 2,614,386 shares of common stock at $1.58 per share and outstanding options to purchase 3,529,102 shares at a weighted average price of $1.58 per share outstanding. Holders of common stock could therefore experience dilution of their investment upon exercise of these warrants and options.

Our stock price has been volatile and future sales of substantial numbers of our shares could have an adverse affect on the market price of our shares.

      The market price of shares of our common stock has been volatile ranging in closing price between $0.36 and $2.40, for fiscal year 2002. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

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

      Any of these events may cause the price of our shares to fall, which may adversely affect our business and financing opportunities. In addition, the stock market in general and the market prices for biotechnology companies in particular have experienced significant volatility that often has been unrelated to the operating performance or financial conditions of such companies. These broad market and industry fluctuations may adversely affect the trading price of our stock, regardless of our operating performance or prospects. For example, within the last year, our stock price has experienced a day where it closed at approximately 26% over the previous day’s closing price and another day when it dropped by over 19% from the previous day’s closing price.

Our stock may be delisted from Nasdaq that could affect its market price and liquidity.

      We were required to meet certain financial tests (including, but not limited to, a minimum bid price of our common stock of $1.00) to maintain the listing of our common stock on the Nasdaq Stock Market. As a result of recent price fluctuations, our common stock price has traded below the $1.00 minimum level and we were notified that our common stock would be delisted if we did not regain compliance with this listing requirement prior February 24, 2003. If we do not remain listed on Nasdaq, the market price and liquidity of our common stock could be impaired. Further, the National Association of Securities Dealers has recently adopted a change in minimum listing requirements to include a new $2.5 million of minimum net equity requirement for the SmallCap Market, which we currently meet. This new standard will replace the minimum tangible net worth requirement and becomes effective for us in November 2002. The result of such a change, or further changes, may be that it will could more difficult for us to maintain compliance with the listing standards, the result of which would be that our stock may be delisted.

We must successfully complete our clinical trials to be able to market our products.

      To be able to market products in the United States, we must demonstrate, through extensive preclinical studies and clinical trials, the safety and efficacy of our processes and product candidates, together with the cells produced by such processes in such products, for application in the treatment of humans. We are currently conducting clinical trials to demonstrate the safety and biological activity of patient-derived cells produced in the AastromReplicellTM System. Depending on the availability of resources, we intend to commence at least one additional clinical trial to demonstrate the safety and biological activity of umbilical cord blood cells produced in the AastromReplicellTM System. If our clinical trials are not successful, our products may not be marketable.

      Our ability to complete our clinical trials in a timely manner depends on many factors, including the rate of patient enrollment. Patient enrollment can vary with the size of the patient population, the proximity of suitable patients to clinical sites, perceptions of the utility of stem cell therapy for the treatment of certain diseases and the eligibility criteria for the study. We have experienced delays in patient accrual in our previous and current clinical trials. If we experience future delays in patient accrual, we could experience increased costs and delays associated with clinical trials, which would impair our product development programs and our ability to market our products. Furthermore, the U.S. Food and Drug Administration (FDA) monitors the progress of clinical trials and it may suspend or terminate clinical trials at any time due to patient safety or other considerations.

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

      Our product development efforts are primarily directed toward obtaining regulatory approval to market the AastromReplicellTM System as an alternative to, or as an improvement for, the bone marrow harvest and peripheral blood progenitor cell stem cell collection methods. These stem cell collection methods have been widely practiced for a number of years, and our technologies or product candidates may not be accepted by the marketplace as readily as these or other competing processes and methodologies. Additionally, our technologies or product candidates may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technologies and product candidates and our potential revenues. As a result, even if we obtain all required regulatory approvals, we cannot be certain that our products and processes will be adopted at a level that would allow us to operate profitably.

Failure of third parties to manufacture component parts or provide limited source supplies would impair our new product development and our sales activities.

      We rely solely on third parties to manufacture our product candidates and their component parts. We also rely solely on third party suppliers such as Plexus, Moll, Biowhittaker and Amgen to provide necessary key mechanical components, growth factors and other materials used in the cell expansion process. We would not be able to obtain alternate sources of supply for many of these items on a short-term basis. Plexus has elected to exercise its right to terminate our Manufacturing Supply Agreement effective in February 2004. As a result, we are in advanced negotiations with another supplier that is currently expected to result in an assured supply on commercially reasonable terms. However, there can be no assurance that the new agreement will be completed or that the new agreement will be on terms as favorable to us as the existing contract. If any of our key manufacturers or suppliers fail to perform their respective obligations or if our supply of growth factors, components or other materials is limited or interrupted, we would not be able to conduct clinical trials or market our product candidates on a timely and cost-competitive basis, if at all.

      On September 10, 2002 a major creditor of Moll filed an involuntary petition for Bankruptcy against Moll. On September 19, 2002 Moll announced that it had converted the case to a voluntary Chapter 11 reorganization case and had received preliminary approval for a $50 million debtor-in-possession financing. Although there is a risk that these factors may affect our supply of components, we believe that Moll will continue to meet our supply needs.

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

      While we have commenced initial marketing on a limited basis of the AastromReplicellTM System and SC-I, CB-I, DC-I and DCV-I therapy kits in Europe, we have only limited internal sales, marketing and distribution capabilities. We intend to market our products through collaborative relationships with companies with established sales, marketing and distribution capabilities. Our inability to develop and maintain those relationships would limit our ability to market, sell and distribute our products. Our inability to enter into successful, long-term relationships could require us to develop alternate arrangements at a time when we need sales, marketing or distribution capabilities to meet existing demand.

Any changes in the governmental regulatory classifications of our products could prevent, limit or delay our ability to market or develop our products.

      The FDA establishes regulatory requirements based on the classification of a product. The AastromReplicellTM System may be regulated as a Class III medical device, or the FDA may ultimately choose to regulate the AastromReplicellTM System under another category. Because our product development programs are designed to satisfy the standards applicable to Class III medical devices, a change in the regulatory classification would affect our ability to obtain FDA approval of our products. The AastromReplicellTM System is capable of producing different cell mixtures, and at least some of these cell mixtures will, under current regulations be regulated as biologic products.

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

      Many of our competitors have significantly greater resources, more product candidates and have developed product candidates and processes that directly compete with our products. Our competitors may have developed, or could in the future develop, new technologies that compete with our products or even render our products obsolete. As an example, in the past, published studies have suggested that stem cell therapy may have limited clinical benefit in the treatment of breast cancer, which was a significant portion of the overall stem cell transplant market. This has resulted in a substantial decline in the market for the AastromReplicellTM System with our SC-I kit. Our products are designed to improve and automate the processes for producing cells used in therapeutic procedures. Even if we are able to demonstrate improved or equivalent results, researchers and practitioners may not use our products and we will suffer a competitive disadvantage. As a result, we may be unable to recover the net book value of our inventory. Finally, to the extent that others develop new technologies that address the targeted application for our products, our business will suffer.

If we cannot attract and retain key personnel, then our business will suffer.

      Our success depends in large part upon our ability to attract and retain highly qualified scientific and management personnel. We face competition for such personnel from other companies, research and academic institutions and other entities. Further, in an effort to conserve financial resources, we have implemented reductions in our work force on two separate occasions. As a result of these and other factors, we may not be successful in hiring or retaining key personnel. The Company has a key man life insurance policy for R. Douglas Armstrong, the Chairman, Chief Executive Officer and President of Aastrom. Our inability to replace any other lost key employee could harm our operations.

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

      In these instances, we would not receive revenues on the products we developed. Additionally, technology that was partially funded by a federal research grant is subject to the following government rights:

•	products using the technology which are sold in the United States are to be manufactured substantially in the United States, unless a waiver is obtained;

•	the government may force the granting of a license to a third party who will make and sell the needed product if we do not pursue reasonable commercialization of a needed product using the technology; and

•	the U.S. Government may use the technology for its own needs.

      If we fail to meet these guidelines, we would lose our exclusive rights to these products and we would lose potential revenue derived from the sale of these products.

The market for our products will be heavily dependent on third party reimbursement policies.

      Our ability to successfully commercialize our product candidates will depend on the extent to which government healthcare programs, such as Medicare and Medicaid, as well as private health insurers, health maintenance organizations and other third party payors will pay for our products and related treatments. Reimbursement by third-party payors depends on a number of factors, including the payor’s determination that use of the product is safe and effective, not experimental or investigational, medically necessary, appropriate for the specific patient and cost-effective. Reimbursement in the United States or foreign countries may not be available or maintained for any of our product candidates. If we do not obtain approvals for adequate third-party reimbursements, we may not be able to establish or maintain price levels sufficient to realize an appropriate return on our investment in product development. Any limits on reimbursement available from third-party payors may reduce the demand for, or negatively affect the price of, our products. For example, in the past, published studies have suggested that stem cell transplantation in breast cancer that constitute a significant portion of the overall stem cell therapy market, at the time, may have limited clinical benefit. The lack of reimbursement for these procedures by insurance payors would negatively affect the marketability of our products.

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

Item 8.     Financial Statements and Supplementary Data

Page

Report of Independent Accountants	34
Consolidated Balance Sheets as of June 30, 2001 and 2002	35
Consolidated Statements of Operations for the years ended June 30, 2000, 2001 and 2002 and for the Period from March 24, 1989 (Inception) to June 30, 2002	36
Consolidated Statements of Shareholders’ Equity from March 24, 1989 (Inception) to June 30, 2002	37
Consolidated Statements of Cash Flows for the years ended June 30, 2000, 2001 and 2002 and for the Period from March 24, 1989 (Inception) to June 30, 2002	38
Notes to Consolidated Financial Statements	39

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Aastrom Biosciences, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the consolidated financial position of Aastrom Biosciences, Inc. (a development stage company) at June 30, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, and for the period from March 24, 1989 (Inception) to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Minneapolis, MN

August 8, 2002, except for Note 9,
which is as of August 30, 2002

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30,

	2001	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,659,000	$8,605,000
Short-term investments	—	1,000,000
Receivables, net	129,000	120,000
Inventory, net	725,000	1,397,000
Other current assets	213,000	225,000

Total current assets	11,726,000	11,347,000
PROPERTY, NET	179,000	206,000

Total assets	$11,905,000	$11,553,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$856,000	$589,000
Accrued employee expenses	155,000	161,000

Total current liabilities	1,011,000	750,000

COMMITMENTS (Note 6)
SHAREHOLDERS’ EQUITY:
Common Stock, no par value; shares authorized — 60,000,000; shares issued and outstanding — 37,681,235 and 43,726,557, respectively	96,752,000	104,600,000
Deficit accumulated during the development stage	(85,858,000)	(93,797,000)

Total shareholders’ equity	10,894,000	10,803,000

Total liabilities and shareholders’ equity	$11,905,000	$11,553,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				March 24,
				1989
	Year Ended June 30,			(Inception) to
				June 30,
	2000	2001	2002	2002

REVENUES:
Product sales and rentals	$169,000	$85,000	$80,000	$368,000
Research and development agreements	—	—	—	2,020,000
Grants	981,000	814,000	797,000	5,828,000

Total revenues	1,150,000	899,000	877,000	8,216,000

COSTS AND EXPENSES:
Cost of product sales and rentals	1,251,000	13,000	202,000	1,472,000
Research and development	6,289,000	4,983,000	5,428,000	81,501,000
Selling, general and administrative	3,364,000	2,482,000	3,528,000	24,110,000

Total costs and expenses	10,904,000	7,478,000	9,158,000	107,083,000

LOSS FROM OPERATIONS	(9,754,000)	(6,579,000)	(8,281,000)	(98,867,000)

OTHER INCOME (EXPENSE):
Other income	—	—	—	1,237,000
Interest income	364,000	653,000	342,000	5,068,000
Interest expense	—	—	—	(267,000)

Total other income	364,000	653,000	342,000	6,038,000

NET LOSS	$(9,390,000)	$(5,926,000)	$(7,939,000)	$(92,829,000)

COMPUTATION OF NET LOSS APPLICABLE TO COMMON SHARES:
Net loss	$(9,390,000)	$(5,926,000)	$(7,939,000)
Dividends and yields on preferred stock	(208,000)	—	—

Net loss applicable to common shares	$(9,598,000)	$(5,926,000)	$(7,939,000)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(.41)	$(.17)	$(.19)

Weighted average number of common shares Outstanding	23,344,000	34,030,000	42,121,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Deficit
					Accumulated
	Preferred Stock		Common Stock		During the	Total
					Development	Shareholders’
	Shares	Amount	Shares	Amount	Stage	Equity

BALANCE, MARCH 24, 1989 (Inception)	—	$—	—	$—	$—	$—
Net loss and comprehensive loss					(69,574,000)	(69,574,000)
Issuance of common stock for cash, services and license rights			1,195,124	2,336,000		2,336,000
Issuance of Series A through Series E Preferred Stock for cash, net of issuance costs of $342,000	9,451,766	34,218,000				34,218,000
Issuance of Series E Preferred Stock at $17.00 per share	205,882	3,500,000		(3,500,000)		—
Exercise of stock options			1,531,451	230,000		230,000
Issuance of Stock Purchase Rights for cash in September 1995 and March 1996				3,500,000		3,500,000
Principal payment received under shareholder note receivable				31,000		31,000
Initial public offering of common stock at $7.00 per share, net of issuance costs of $2,865,000			3,250,000	19,885,000		19,885,000
Conversion of preferred stock	(11,858,648)	(48,578,000)	10,796,791	48,578,000		—
Compensation expense related to stock options granted				529,000		529,000
Issuance of 5.5% Convertible Preferred Stock at $5.00 per share, net of issuance costs of $1,070,000	2,200,000	9,930,000				9,930,000
Issuance of 1998 Series I Convertible Preferred Stock at $1,000 per share, net of issuance costs of $460,000	5,000	4,540,000	40,404	149,000		4,689,000
Issuance of 1999 Series III Convertible Preferred Stock at $1,000 per share, net of issuance costs of $280,000	3,000	2,720,000	49,994	90,000		2,810,000
Dividends and yields on preferred stock		258,000	148,568	502,000	(760,000)	—
Repurchase and retirement of Common Shares outstanding			(32,171)	(73,000)		(73,000)

BALANCE, JUNE 30, 1999	7,000	6,588,000	16,980,161	72,257,000	(70,334,000)	8,511,000
Net loss and comprehensive loss					(9,390,000)	(9,390,000)
Dividend and yields on preferred stock		208,000			(208,000)	—
Exercise of stock options and warrants			405,753	409,000		409,000
Conversion of preferred stock	(7,000)	(6,796,000)	10,956,918	6,796,000		—
Compensation expense related to stock options granted				5,000		5,000
Issuance of common stock, net of issuance costs of $200,000			5,264,827	12,900,000		12,900,000

BALANCE, JUNE 30, 2000	—	—	33,607,659	92,367,000	(79,932,000)	12,435,000
Net loss and comprehensive loss					(5,926,000)	(5,926,000)
Exercise of stock options and issuance of stock under Employee Stock Purchase Plan			244,600	246,000		246,000
Exercise of stock purchase warrant			765,381	8,000		8,000
Compensation expense related to stock options granted			—	120,000		120,000
Issuance of common stock, net of issuance costs of $39,000			3,063,595	4,011,000		4,011,000

BALANCE, JUNE 30, 2001	—	—	37,681,235	96,752,000	(85,858,000)	10,894,000
Net loss and comprehensive loss					(7,939,000)	(7,939,000)
Exercise of stock options and issuance of stock under Employee Stock Purchase Plan			42,075	34,000		34,000
Issuance of common stock, net of issuance costs of $19,000			6,003,247	7,814,000		7,814,000

BALANCE, JUNE 30, 2002	—	$—	43,726,557	$104,600,000	$(93,797,000)	$10,803,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				March 24,
				1989
	Year Ended June 30,			(Inception) to
				June 30,
	2000	2001	2002	2002

OPERATING ACTIVITIES:
Net loss	$(9,390,000)	$(5,926,000)	$(7,939,000)	$(92,829,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	346,000	171,000	126,000	3,327,000
Loss on property held for resale	—	—	—	110,000
Amortization of discounts and premiums on investments	(21,000)	(69,000)	—	(543,000)
Stock compensation expense	5,000	120,000	—	664,000
Inventory write downs and reserves	1,027,000	—	202,000	1,229,000
Stock issued pursuant to license agreement	1,100,000	—	—	3,300,000
Changes in assets and liabilities:
Receivables	(129,000)	113,000	9,000	(144,000)
Inventory	117,000	(725,000)	(874,000)	(2,626,000)
Other current assets	95,000	(55,000)	(12,000)	(225,000)
Accounts payable and accrued expenses	1,000	19,000	(267,000)	589,000
Accrued employee expenses	(28,000)	(10,000)	6,000	161,000

Net cash used for operating activities	(6,877,000)	(6,362,000)	(8,749,000)	(86,987,000)

INVESTING ACTIVITIES:
Organizational costs	—	—	—	(73,000)
Purchase of short-term investments	(10,660,000)	(1,500,000)	(5,500,000)	(62,124,000)
Maturities of short-term investments	—	12,250,000	4,500,000	61,667,000
Capital purchases	(136,000)	(58,000)	(153,000)	(2,796,000)
Proceeds from sale of property held for resale	—	—	—	400,000

Net cash provided by (used for) investing activities	(10,796,000)	10,692,000	(1,153,000)	(2,926,000)

FINANCING ACTIVITIES:
Issuance of preferred stock	—	—	—	51,647,000
Issuance of common stock	12,209,000	4,265,000	7,848,000	44,563,000
Repurchase of common stock	—	—	—	(49,000)
Payments received for stock purchase rights	—	—	—	3,500,000
Payments received under shareholder notes	—	—	—	31,000
Principal payments under capital lease obligations	—	—	—	(1,174,000)

Net cash provided by financing activities	12,209,000	4,265,000	7,848,000	98,518,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,464,000)	8,595,000	(2,054,000)	8,605,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,528,000	2,064,000	10,659,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,064,000	$10,659,000	$8,605,000	$8,605,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$—	$267,000
Additions to capital lease obligations	$—	$—	$—	$1,174,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies

      Aastrom Biosciences, Inc. (Aastrom) was incorporated in March 1989 (Inception), began employee-based operations in 1991, and is in the development stage. The Company operates its business in one reportable segment — research and product development, conducted both on its own behalf and in connection with various collaborative research and development agreements with others, involving the development and sale of processes and products for the ex vivo production of human cells for use in cell and ex vivo gene therapy.

      Successful future operations are subject to several technical and business risks, including satisfactory product development, obtaining regulatory approval and market acceptance for its products and the Company’s continued ability to obtain future funding.

      The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. While available cash and investments are expected to finance currently planned activities into the first quarter of fiscal year 2004 will need to raise additional funds in order to complete its product development programs and commercialize its first product candidates. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success include, the rate and degree of progress for its product development programs, the liquidity and volatility of its equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would negatively impact its business, financial condition and results of operations.

      The Company is currently pursuing additional sources of financing. If the Company cannot obtain additional funding prior to the end of the second quarter of fiscal year 2003, it will make substantial reductions in the scope and size of its operations, and may curtail activities currently planned to be resumed, in order to conserve cash until such funding is obtained.

      Significant Revenue Relationships — One company accounted for 22% of total revenues for the period from Inception to June 30, 2002. However, for the fiscal year ended June 30, 2002, there was no revenue recognized from this source. Grant revenues consist of grants sponsored by federal and state programs.

      Suppliers — The Company is dependent on a single contract manufacturer and some of the key components in the Company’s products come from single or limited sources of supply.

      Principles of Consolidation — The consolidated financial statements include the accounts of Aastrom and its wholly-owned subsidiary, Zellera AG (Zellera) which is located in Berlin, Germany, (collectively, the Company). All significant inter-company transactions and accounts have been eliminated in consolidation. As of June 30, 2002, Zellera has only limited operations and is not currently a significant component of the consolidated financial statements.

      Cash and Cash Equivalents — Cash and cash equivalents include cash and highly liquid short-term investments with original maturities or remaining maturities of three months or less at the time of purchase.

      Short-Term Investments — Short-term investments consist of U.S. government securities and commercial paper with original maturities of over three months and less than one year. Short-term investments are classified as available-for-sale, and are presented at fair value, with unrealized gains and losses on investments reflected as a component of accumulated other comprehensive income within shareholders’ equity. Through June 30, 2002 the Company has not experienced unrealized gains or losses on its investments.

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Diversity of Credit Risk — The Company invests its excess cash in U.S. government securities and commercial paper, maintained in U.S. financial institutions, and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant realized losses on its cash equivalents or short-term investments.

      Inventory — The Company values its inventory that consists primarily of finished components of its lead product, the AastromReplicellTM Cell Production System, at the lower of cost (specific identification using first in, first out) or market. Furthermore, the Company regularly reviews inventory quantities on hand and records a provision to write down obsolete and excess inventory to its estimated net realizable value. Based on the aging of inventory at each period end, the Company utilizes a systematic approach to determine its reserve for obsolete and excess inventory. Under this systematic approach, inventory that is less than twelve months old, based on the receipt date, will be carried at full value. Inventory quantities in excess of twelve months old are reserved over a six-month period, until the items are either sold or fully reserved. The Company feels this approach is appropriate given its limited product sales history and the risk associated with its ability to recover the inventory as it is still in the process of establishing its product market. Future technological changes, new product development and actual sales results could result in additional obsolete and excess inventory on hand. This could have a significant impact on the value of the Company’s inventory and its reported operating results.

      Property — Property is recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset (primarily three to five years) or the lease term, whichever is shorter.

      Revenue Recognition — Revenue from grants and research agreements is recognized on a cost reimbursement basis consistent with the performance requirements of the related agreement. Revenue from product sales is recognized when title to the product transfers to customers and there are no remaining obligations that will affect the customer’s final acceptance of the sale, generally installation and training. If there are remaining obligations, including training and installation, revenue is recognized upon completion of these obligations. Revenue from achievement of milestone events, which to date has not been material, is recognized when the funding party agrees that the scientific or clinical results stipulated in the agreement have been met and there are no other ongoing obligations on the Company’s part. Revenue from licensing fees under licensing agreements is recognized as revenue when there are no future performance obligations remaining with respect to such fees.

      Research and Development Costs — Research and development costs are expensed as incurred. Such costs and expenses related to programs under collaborative agreements with other companies totaled $1,645,000 for the period from Inception to June 30, 2002.

      Stock Compensation — The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). As permitted by SFAS 123, the Company continues to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations and does not recognize compensation expense for its employee stock-based compensation plans as allowed by SFAS 123.

      Income Taxes — The Company recognizes deferred tax assets and liabilities for the differences between the carrying amounts and the tax basis of assets and liabilities, as well as net operating loss and tax credit carryforwards. Additionally, the Company establishes a valuation allowance to reflect the likelihood of realization of deferred tax assets.

      Net Loss Per Common Share — Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the affect of their inclusion would be anti-dilutive. The aggregate number of

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common equivalent shares that have been excluded from the computations of net loss per common share for the periods ended June 30, 2000, 2001 and 2002 is approximately 2,390,000, 4,662,000 and 6,143,000, respectively. The computation of net loss per common share for the year ended June 30, 2000 reflects dividends and yields on outstanding preferred stock which affect only the computation of net loss per common share and are not included in the computation of net loss for the period.

      Use of Estimates — The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. Actual results could differ from those estimates.

      Financial Instruments — The Company evaluates the fair value of those assets and liabilities identified as financial instruments and estimates that the fair value of such financial instruments approximates the carrying value in the accompanying financial statements. Fair values have been determined through information obtained from market sources and management estimates.

      Long-Lived Assets — The Company evaluates the impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. No significant impairment losses have been identified by the Company for any of the periods presented in the accompanying financial statements.

      New Accounting Standards — In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires companies to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The identified asset retirement costs are capitalized as part of the carrying amount of the asset and depreciated over the remaining useful life. SFAS No. 143 is effective for the Company in fiscal year 2003.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for the Company in fiscal year 2003.

      The adoption of SFAS No. 143 and No. 144 are being evaluated by management and are not expected to have a significant impact on the Company’s financial position or result of operations.

2.     Selected Balance Sheet Information

      Short-Term Investments — All short-term investments are available-for-sale and have maturities of one year or less and are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

June 30, 2002
Commercial Paper	$1,000,000	$—	$—	$1,000,000

      The Company did not have any short-term investments at June 30, 2001.

      Receivables — Receivables are presented, net of allowance for doubtful accounts of $34,000 at June 30, 2001 and 2002.

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Inventory — Inventory is presented net of reserve for obsolescence and excess inventory of $202,000 at June 30, 2002. The Company had no such reserve at June 30, 2001.

      Property — Property consists of the following:

	June 30,

	2001	2002

Machinery and equipment	$1,381,000	$1,440,000
Office equipment	918,000	956,000
Leasehold improvements	622,000	622,000
Equipment under lease	120,000	120,000

	3,041,000	3,138,000
Less accumulated depreciation and amortization	(2,862,000)	(2,932,000)

	$179,000	$206,000

      Accounts Payable and Accrued Expenses — Accounts payable and accrued expenses consists of the following:

	June 30,

	2001	2002

Accounts payable	$257,000	$351,000
Accrued expenses:
Clinical studies	139,000	135,000
Professional services	49,000	10,000
Manufacturing and engineering	277,000	53,000
Deferred revenue	80,000	—
Other	54,000	40,000

	$856,000	$589,000

3.     Shareholders’ Equity

      Stock Option Plans — The Company has various stock option plans (Option Plans) and agreements that provide for the issuance of nonqualified and incentive stock options to acquire up to 7,920,965 shares of common stock. Such options may be granted by the Company’s Board of Directors to certain of the Company’s employees, directors and consultants. The exercise price of incentive stock options shall not be less than the fair market value of the shares on the date of grant. In the case of individuals who are also holders of 10% or more of the outstanding shares of common stock, the exercise price of incentive stock options shall not be less than 110% of the fair market value of the shares on the date of grant. The exercise price of non-qualified stock options shall not be less than 85% of the fair market value on the date of grant. Options granted under these plans expire no later than ten years from the date of grant and generally become exercisable ratably over a four-year period following the date of grant.

      Under the Company’s outside directors’ stock option plan, non-qualified options to purchase 10,000 shares of common stock are granted to each outside director on the day following the Annual Shareholders’ meeting or upon their appointment as a director. These options generally vest over a one-year period and expire ten years after the date of grant.

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As allowed by SFAS 123, the Company does not recognize compensation expense on stock options granted to employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for stock option awards granted in 2000, 2001 and 2002, in accordance with SFAS No. 123, the pro forma net loss and net loss per common share would be as follows.

	Year Ended June 30,

	2000	2001	2002

Net loss:
As reported	$9,390,000	$5,926,000	$7,939,000
Pro forma	9,829,000	6,976,000	9,182,000
Net loss per common share:
As reported	$(.41)	$(.17)	$(.19)
Pro forma	(.43)	(.21)	(.22)

      The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended June 30,

	2000	2001	2002

Dividend rate	None	None	None
Expected stock price volatility	80%	100%	100%
Risk-free interest rate	5.8% - 6.3%	4.8% - 5.9%	4.0% - 4.8%
Expected life of options	1 - 4 years	4 years	4 years

      The weighted average fair value of options granted during the years ended June 30, 2000, 2001 and 2002 was $.43, $1.93 and $.80 per share, respectively.

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes option activity:

		Options Available	Weighted Average	Options
	Options	for Grant Under	Exercise Price	Exercisable
	Outstanding	Option Plans	Per Share	At Period End

March 24, 1989 (Inception)
Options authorized	—	2,999,927
Options canceled	(995,456)	995,456	$3.09
Options granted	3,834,201	(3,734,201)	$2.64
Options exercised	(1,531,451)	—	$.28

Balance, June 30, 1999.	1,307,294	261,182	$3.60	729,786
Options authorized	—	1,400,000
Options canceled	(1,091,612)	991,612	$3.64
Options granted	1,058,500	(1,058,500)	$1.02
Options exercised	(86,126)	—	$1.72

Balance, June 30, 2000.	1,188,056	1,594,294	$1.30	1,000,224
Options authorized	—	1,550,000
Options canceled	(44,852)	44,852	$2.57
Options granted	1,134,700	(1,134,700)	$2.50
Options exercised	(230,042)	—	$.99

Balance, June 30, 2001.	2,047,862	2,054,446	$2.03	880,171
Options authorized	—	2,100,000
Options canceled	(412,324)	412,324	$1.41
Options granted	1,893,564	(1,893,564)	$1.05

Balance, June 30, 2002.	3,529,102	2,673,206	$1.58	1,331,815

      The following table summarizes information about stock-based compensation plans as of June 30, 2002:

					Weighted
					Average
	Number of	Remaining			Exercise Price
	Options	Contractual	Weighted Average	Number	of Exercisable
Range of Exercise Prices	Outstanding	Life — Years	Exercise Price	Exercisable	Options

$.30 - $.99	864,513	8.4	$.82	505,668	$.84
$1.05 - $1.91	1,697,339	9.0	$1.13	295,462	$1.20
$2.44 - $2.94	788,750	8.2	$2.92	362,766	$2.91
$3.20 - $3.56	163,500	6.5	$3.39	152,919	$3.39
$4.75 - $7.00	15,000	5.2	$5.67	15,000	$5.67

	3,529,102		$1.58	1,331,815	$1.83

      Effective July 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation Number 44 to APB 25 (Interpretation No. 44) as it relates to options to purchase 759,000 shares of common stock issued by the Company in December 1999. As a result, a charge to expense is recorded for subsequent increases in the market price of the Company’s common stock above $2.41. This charge continues until such options have been exercised, forfeited or otherwise expire. During the year ended June 30, 2001, a charge of $120,000 was recorded with respect to stock options that were exercised and is included in research and

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development expense. During fiscal year 2002, there was no impact to earnings because the Company’s stock price did not exceed $2.41. At June 30, 2002, options to purchase 373,000 shares remain outstanding.

      Employee Stock Purchase Plan — The Company has an employee stock purchase plan under which eligible employees can purchase common stock, at a discount to the market price, through payroll deductions up to 10% of the employees base compensation, subject to certain limitations, during sequential 24-month offering periods. Each offering period is divided into four consecutive six-month purchase periods beginning on March 1 and September 1 of each year. Unless otherwise provided by the Board of Directors prior to the commencement of an offering period, the price at which stock is purchased under the plan for such offering period is equal to 85% of the lesser of the fair market value of the common stock on the first day of such offering period or the last day of the purchase period of such offering period. During the years ended June 30, 2000, 2001 and 2002, 19,627 shares, 14,558 shares and 42,075 shares, respectively, of common stock were purchased under this plan. From inception to June 30, 2002, 116,995 shares were purchased under this plan.

      Stock Purchase Warrants — In connection with the sale of common stock in February 2000, the Company issued a three-year warrant that is exercisable into 2,614,386 shares of common stock at an exercise price of $1.58. The warrant contains an anti-dilution provision that may be triggered by future financings of the Company at prices below the exercise price. The warrant is subject to early termination if the closing bid price (as defined) of Aastrom’s common stock exceeds $7.39 per share for ten consecutive trading days.

      Common Shares Reserved — As of June 30, 2002, the Company has reserved shares of common stock for future issuance as follows:

Issuance under stock option and stock purchase plans	6,335,313
Issuance under stock purchase warrants	2,614,386

8,949,699

      No cash dividends have ever been declared or paid.

4.	Income Taxes

      Deferred tax assets consist of the following:

	June 30,

	2001	2002

Net operating loss carryforwards	$28,900,000	$31,480,000
Tax credits and other	2,637,000	2,855,000

Gross deferred tax assets	31,537,000	34,335,000
Valuation allowance	(31,537,000)	(34,335,000)

	$—	$—

      Due to the historical losses incurred by the Company, a full valuation allowance for deferred tax assets has been provided. If the Company achieves profitability, these deferred tax assets may be available to offset future income taxes. The valuation allowance as of June 30, 1999 was $26,028,000.

      At June 30, 2002, the Company’s Federal tax net operating loss and tax credit carryfowards were $89,900,000 and $2,450,000, respectively, which will expire from 2004 through 2022, if not utilized. In July 1998, the Company issued shares of 1998 Series I Convertible Preferred Stock which resulted in a change in ownership and an annual limitation of $3,136,000, which applies to losses incurred between October 1993 and July 1998. As of June 2002, the portion of the Company’s net operating loss that remains subject to this

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limitation is approximately $41 million. The Company’s ability to utilize its net operating loss and tax credit carryforwards may become subject to further annual limitation in the event of other change in ownership events.

5.	Licenses, Royalties and Collaborative Agreements

      University of Michigan — In August 1989, the Company entered into a research agreement with the University of Michigan (the University). In March 1992, and as provided for under the research agreement, the Company also entered into a license agreement for the technology developed under the research agreement. The license agreement, as amended, provides for a royalty to be paid to the University equal to 2% of net sales of products containing the licensed technology sold by the Company.

      Manufacture, Supply and Other Agreements — The Company has entered into various agreements relating to the manufacture of its products and the supply of certain components. Pursuant to one such agreement, the Company made annual renewal payments of $1,000,000, due in advance, in March of each year during the initial term of the agreement, which ended in 2001. The renewal fee due in March 2000 was paid through the issuance of common stock valued at $1,100,000, which is included in research and development expense. The license agreement has been extended for an additional five-year term, ending March 2006, with no additional annual renewal fees due.

6.	Commitments

      The Company leases its facility under an operating lease that expires December 31, 2004. Future minimum payments under non-cancelable operating leases are as follows:

Operating
Year Ending June 30,	Leases

2003	$596,000
2004	596,000
2005	298,000

$1,490,000

      Rent expense for the years ended June 30, 2000, 2001 and 2002, was $485,000, $495,000 and $547,000, respectively, and $3,861,000 for the period from Inception to June 30, 2002.

7.	Employee Savings Plan

      The Company has a 401(k) plan that allows participating employees to contribute up to 15% of their salary, subject to annual limits and minimum qualifications. The Board may, at its sole discretion, approve Company contributions. Through June 30, 2002, the Company has made contributions of $146,000. There were no contributions made by the Company during the years ended June 30, 2001 and 2000.

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Fiscal
Year Ended June 30, 2002	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$151,000	$267,000	$232,000	$227,000	$877,000
Loss from operations	(2,015,000)	(2,126,000)	(2,133,000)	(2,007,000)	(8,281,000)
Net loss	(1,893,000)	(2,020,000)	(2,072,000)	(1,954,000)	(7,939,000)
Net loss per common share	(.05)	(.05)	(.05)	(.04)	(.19)

	First	Second	Third	Fourth	Fiscal
Year Ended June 30, 2001	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$167,000	$295,000	$191,000	$246,000	$899,000
Loss from operations	(1,615,000)	(1,094,000)	(1,863,000)	(2,007,000)	(6,579,000)
Net loss	(1,406,000)	(916,000)	(1,715,000)	(1,889,000)	(5,926,000)
Net loss per common share	(.04)	(.03)	(.05)	(.05)	(.17)

9.	Subsequent Events

      During the period from July 1, 2002 through August 30 2002, the Company has issued 1,554,507 shares of its common stock for cash proceeds of approximately $675,127.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      There are none to report.

PART III

      Certain information required by Part III is omitted from this Report, and is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2002 Annual Meeting of Shareholders to be held on November 14, 2002.

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

      The information relating to ownership of our equity securities by certain beneficial owners and management is incorporated by reference to the Proxy Statement as set forth under the caption “General Information — Stock Ownership of Certain Beneficial Owners and Management.”

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

R. Douglas Armstrong, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on September 27, 2002 by the following persons in the capacities indicated.

Signature	Title

/s/ R. DOUGLAS ARMSTRONG, PH.D. R. Douglas Armstrong, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL S. DURSKI Michael S. Durski	Vice President, Finance & Administration, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ FABRIZIO BONANNI Fabrizio Bonanni	Director

/s/ MARY L. CAMPBELL Mary L. Campbell	Director

/s/ ARTHUR F. STAUBITZ Arthur F. Staubitz	Director

/s/ JOSEPH A. TAYLOR Joseph A. Taylor	Director

/s/ SUSAN L. WYANT Susan L. Wyant	Director

CERTIFICATIONS

      I, R. Douglas Armstrong, certify that:

1. I have reviewed this annual report on Form 10-K of Aastrom Biosciences, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

By:	/s/ R. DOUGLAS ARMSTRONG, PH.D.

R. Douglas Armstrong, Ph.D.
President and Chief Executive Officer

      I, Michael S. Durski, certify that:

1. I have reviewed this annual report on Form 10-K of Aastrom Biosciences, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

By:	/s/ MICHAEL S. DURSKI

Michael S. Durski
Vice President, Finance & Administration,
Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Number		Notes	Description of Document

3.1			Restated Articles of Incorporation of Aastrom.
3.2		A	Bylaws, as amended.
10	.1#	A	Form of Indemnification Agreement.
10	.2#	A	Amended and Restated 1992 Incentive and Non-Qualified Stock Option Plan and forms of agreements thereunder.
10	.3#	A	1996 Outside Directors Stock Option Plan and forms of agreements thereunder.
10	.4#	A	1996 Employee Stock Purchase Plan and form of agreement thereunder.
10.16		A	Collaborative Supply Agreement, dated December 16, 1996, between Aastrom and Anchor Advanced Products, Inc. Mid-State Plastics Division.
10	.20#	A	Form of Employment Agreement.
10.21		A	License Agreement, dated July 17, 1992, between J.G. Cremonese and Aastrom and related addenda thereto dated July 14, 1992 and July 7, 1993.
10	.24†	A	License and Supply Agreement, dated April 1, 1996, between Immunex Corporation and Aastrom.
10.26		A	License Agreement, dated March 13, 1992, between Aastrom and the University of Michigan and amendments thereto dated March 13, 1992, October 8, 1993 and June 21, 1995.
10	.27#	A	Employee Proprietary Information and Invention Agreement, effective June 1, 1991, between Aastrom and R. Douglas Armstrong, Ph.D.
10.40		B	Amendment to License and Supply Agreement, dated August 25, 1997, between Immunex Corporation and Aastrom.
10	.41†	C	Manufacturing Supply Agreement, dated as of August 14, 1998, by and between Aastrom and SeaMED Corporation.
10	.42#	D	Employment Agreement, dated August 10, 1998, by and between Aastrom and Bruce Husel.
10	.46#	E	Executive Retention and Severance Agreement, dated February 2, 1999, between Aastrom and R. Douglas Armstrong.
10	.49#	F	Supplemental Agreement by and between Aastrom and Bruce W. Husel dated October 5, 1999.
10	.55#	G	Pay to Stay Severance Agreement between R. Douglas Armstrong, Ph.D. and Aastrom dated October 15, 1999.
10.59		H	Stock Purchase Warrant dated February 29, 2000.
10.62		I	Stock Purchase Warrant dated June 8, 2000.
10	.63#	J	Agreement Regarding Pay-to-Stay, by and between Aastrom and R. Douglas Armstrong, Ph.D. dated April 28, 2000.
10	.65#	J	Agreement Regarding Pay-to-Stay, by and between Aastrom and Brian S. Hampson dated April 28, 2000.
10	.66#	J	Form of Retention Bonus Agreement, by and between Aastrom and each of Brian S. Hampson and Bruce W. Husel.
10	.67#	J	Form of Relocation Bonus Agreement, by and between Aastrom and each of Brian S. Hampson and Bruce W. Husel.
10	.69#	K	Employment Agreement, dated February 1, 2001, by and between Aastrom and Steven Wolff.
10.70			Seventh Amendment to office lease.
10.71			Employment Agreement between Aastrom and Michael Durski.
10.72			Aastrom Biosciences 2001 Stock Option Plan.
23.1			Consent of Independent Accountants.
99.1			Certification of President and CEO.

Number	Notes	Description of Document

99.2		Certification of Vice President, Finance & Administration, Chief Financial Officer, Secretary and Treasurer.

A	Incorporated by reference to Aastrom’s Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.

B	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed on September 25, 1997.

C	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 1998, as filed on September 29, 1998.

D	Incorporated by reference to Aastrom’s Amendment to Registration Statement on Form S-1 (No. 333-37439), as filed on November 21, 1997.

E	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 1999, as filed on September 20, 1999.

F	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed on November 12, 1999.

G	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, as filed on February 14, 2000.

H	Incorporated by reference to Aastrom’s Report on Form 8-K filed on March 3, 2000.

I	Incorporated by reference to Aastrom’s Registration Statement on Form S-3 (333-39698), as filed on June 20, 2000.

J	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2000, as filed on September 22, 2000.

K	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2001, as filed on September 14, 2001.

†	Confidential treatment has been requested as to a portion of this exhibit.

#	Management contract or compensatory plan or arrangement covering executive officers or directors of Aastrom.