Form 10-Q
period 2002-09-30
AASTROM BIOSCIENCES INC
filed 2002-11-14
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number	0-22025

AASTROM BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Michigan	94-3096597
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

24 Frank Lloyd Wright Dr. P.O. Box 376 Ann Arbor, Michigan	48106
(Address of principal executive offices)	(Zip code)

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

☑     Yes        ☐     No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE (Class)	47,904,479 Outstanding at November 12, 2002

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q
September 30, 2002

			Page

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

	a)	Consolidated Condensed Balance Sheets as of June 30, 2002 and September 30, 2002	3

	b)	Consolidated Condensed Statements of Operations for the three months ended September 30, 2001 and 2002 and for the period from March 24, 1989 (Inception) to September 30, 2002	4

	c)	Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 2001 and 2002 and for the period from March 24, 1989 (Inception) to September 30, 2002	5

	d)	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		25

Item 4.	Controls and Procedures		25

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings		26

Item 2.	Changes in Securities and Use of Proceeds		26

Item 3.	Defaults Upon Senior Securities		26

Item 4.	Submission of Matters to a Vote of Security Holders		26

Item 5.	Other Information		26

Item 6.	Exhibits and Reports on Form 8-K		26

SIGNATURES			27

CERTIFICATIONS			28

EXHIBIT INDEX			31

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2002	2002

		(Unaudited)
Assets

CURRENT ASSETS:

Cash and cash equivalents	$8,605,000	$6,930,000
Short-term investments	1,000,000	1,000,000
Receivables, net	120,000	117,000
Inventory, net	1,397,000	1,485,000
Other current assets	225,000	504,000

Total current assets	11,347,000	10,036,000
PROPERTY, NET	206,000	178,000

Total assets	$11,553,000	$10,214,000

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$589,000	$668,000
Accrued employee expenses	161,000	167,000

Total current liabilities	750,000	835,000

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized — 100,000,000; shares issued and outstanding — 43,726,557 and 45,934,129, respectively	104,600,000	105,628,000
Deficit accumulated during the development stage	(93,797,000)	(96,249,000)

Total shareholders’ equity	10,803,000	9,379,000

Total liabilities and shareholders’ equity	$11,553,000	$10,214,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			March 24, 1989
	Three months ended		(Inception) to
	September 30,		September 30,

	2001	2002	2002

REVENUES:
Product sales and rentals	$—	$7,000	$375,000
Research and development agreements	—	—	2,020,000
Grants	151,000	86,000	5,914,000

Total revenues	151,000	93,000	8,309,000

COSTS AND EXPENSES:
Cost of product sales and rentals	40,000	88,000	1,560,000
Research and development	1,207,000	1,385,000	82,886,000
Selling, general and administrative	919,000	1,113,000	25,223,000

Total costs and expenses	2,166,000	2,586,000	109,669,000

LOSS FROM OPERATIONS	(2,015,000)	(2,493,000)	(101,360,000)

OTHER INCOME (EXPENSE):
Other income	—	—	1,237,000
Interest income	122,000	41,000	5,109,000
Interest expense	—	—	(267,000)

Total other income	122,000	41,000	6,079,000

NET LOSS	$(1,893,000)	$(2,452,000)	$(95,281,000)

COMPUTATION OF NET LOSS APPLICABLE TO COMMON SHARES:
NET LOSS	$(1,893,000)	$(2,452,000)

NET LOSS PER COMMON SHARE
(Basic and Diluted)	$(.05)	$(.05)

Weighted average number of common shares outstanding	39,934,000	44,886,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 24, 1989
	Three months ended		(Inception) to
	September 30,		September 30,

	2001	2002	2002

OPERATING ACTIVITIES:
Net loss	$(1,893,000)	$(2,452,000)	$(95,281,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	32,000	28,000	3,355,000
Loss on property held for resale	—	—	110,000
Amortization of discounts and premiums on investments	—	—	(543,000)
Stock compensation expense	—	159,000	823,000
Inventory write downs and reserves	40,000	88,000	1,317,000
Stock issued pursuant to license agreement	—	—	3,300,000
Changes in assets and liabilities:
Receivables	19,000	3,000	(141,000)
Inventory	(174,000)	(176,000)	(2,802,000)
Other current assets	(211,000)	(279,000)	(504,000)
Accounts payable and accrued expenses	(120,000)	79,000	668,000
Accrued employee expenses	(15,000)	6,000	167,000

Net cash used for operating activities	(2,322,000)	(2,544,000)	(89,531,000)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73,000)
Purchase of short-term investments	(4,500,000)	—	(62,124,000)
Maturities of short-term investments	—	—	61,667,000
Capital purchases	(18,000)	—	(2,796,000)
Proceeds from sale of property held for resale	—	—	400,000

Net cash used for investing activities	(4,518,000)	—	(2,926,000)

FINANCING ACTIVITIES:
Issuance of preferred stock	—	—	51,647,000
Issuance of common stock	6,841,000	869,000	45,432,000
Repurchase of common stock	—	—	(49,000)
Payments received for stock purchase rights	—	—	3,500,000
Payments received under shareholder notes	—	—	31,000
Principal payments under capital lease obligations	—	—	(1,174,000)

Net cash provided by financing activities	6,841,000	869,000	99,387,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,000	(1,675,000)	6,930,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,659,000	8,605,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,660,000	$6,930,000	$6,930,000

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

     Successful future operations are subject to several technical and business risks, including satisfactory product development, obtaining regulatory approval and market acceptance for our products and our continued ability to obtain future funding.

     The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. While available cash and investments are expected to finance currently planned activities into the first quarter of fiscal year 2004 it will need to raise additional funds in order to complete its product development programs and commercialize its new product candidates. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success include, the rate and degree of progress for its product development programs, the liquidity and volatility of its equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would negatively impact its business, financial condition and results of operations.

     The Company is currently pursuing additional sources of financing. If the Company cannot obtain additional funding prior to the end of the third quarter of fiscal year 2003, it will make substantial reductions in the scope and size of its operations, and may curtail activities currently planned to be resumed, in order to conserve cash until such funding is obtained.

2. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year or for any other period.

     The consolidated financial statements include the accounts of Aastrom and its wholly-owned subsidiary, Zellera AG (“Zellera”), which is located in Berlin, Germany (collectively, the “Company”). All significant inter-company transactions and accounts have been eliminated in consolidation.

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our 2002 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

3. Shareholders’ Equity

     We obtained additional equity of $869,000 during the three months ended September 30, 2002 and issued 2,208,000 common shares in these transactions. These equity financings were transacted under our November 16, 2001 shelf registration and our Employee Stock Purchase Plan.

4. Net Loss Per Common Share

     Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the periods ended September 30, 2001 and 2002 is approximately 6,152,000 and 8,611,000, respectively.

5. Recent Accounting Developments

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires the liability for a disposal obligation to be recognized and measured at its fair value when the entity ceases using the leased property in operation. The FASB decided the same approach should apply for similar disposal obligations associated with other preexisting firmly committed contracts. Additionally, SFAS No. 146 would require severance pay in many cases to be recognized over time rather than up front. If the benefit arrangement requires employees to render future services beyond a defined minimum retention period, a liability should be recognized as employees render service over the future service period. If the benefit arrangement does not require employees to render future service beyond the minimum retention period, a liability should not be recognized at the date the termination is communicated to employees. SFAS No. 146 is effective for disposable activities initiated after December 31, 2002. The FASB’s new rules on liabilities for disposal obligations reconsiders the guidance in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and addresses the issue separately from the scope of SFAS No. 144. We have not determined the impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Aastrom

     We are pioneering the development of human cell therapy technologies intended for a broad range of medical applications based on our patented process and device capabilities for manufacturing proprietary cell mixtures. Our lead cell therapeutic product areas under development include: Tissue Repair Cells (TRCs), Therapeutic Cells (TCs), and Cell Culture Devices. TRCs are cells that lead to the construction of normal tissue such as bone. TCs are cells that can act like drugs, such as a therapeutic vaccine for cancer or viruses. Cell culture devices have been developed by Aastrom to produce our TRCs and TCs, but they can also be sold to authorized third parties as stand-alone products.

     Our business model builds on two complementary components: (i) proprietary procedures and devices to enable certain types of stem cells and other types of human cells to be produced with excellent biological capabilities as compared with standard cell culture approaches; and (ii) the AastromReplicell™ System clinical platform that is designed to standardize and enable an effective commercialization pathway for bringing therapeutic cell production to medical practice. The AastromReplicell™ System consists of an instrumentation platform, to be either sold to a hospital or other centralized facility, or alternatively, used by Aastrom, that can operate a variety of single-use cell production kits that are specific to the desired medical application. Each cell product is produced using a specific type of kit. The kit and the cell product produced with the kit share a common identifying nomenclature such as DC-I, DCV-I, OC-I, OCG-I, SC-I and CB-I. Through this product configuration, we intend either directly to commercialize cells for therapeutic use, or to enable customers or potential collaborators with the capability to produce cells for therapeutic applications through sale of the AastromReplicell™ System instruments and kits. This approach is intended to provide a product pathway for each cell therapy that is similar to a pharmaceutical product including regulatory approval, reimbursement, marketing and pricing. We believe that the design of the AastromReplicell™ System will allow us to develop additional cell therapy products to provide standardization for a number of emerging cell therapies being developed by other researchers.

     We have different TRC products in active development, including: SC-I bone marrow cells for bone marrow transplantation application; CB-I cells for cord blood stem cell transplantation application; OC-I cells for severe osteoporosis; and OCG-I cells for bone grafting applications. For the TC product areas, we are investigating immune system dendritic cells, a type of blood cell that has the ability to stimulate an immune response against specific targets as a potential new treatment for cancer and viral diseases. We have developed the DC-I and DCV-I device products, and intend to use them for our own TC products, as well as to sell them to many clinical researchers and centers that are developing dendritic cell-based vaccines designed to treat cancer and other disorders. We have obtained approval to affix the CE Mark to the DC-I and DCV-I kits, as well as the AastromReplicell™ System, allowing us to market and sell these products in Europe, through our German subsidiary, Zellera AG. We also are marketing the DC-I and DCV-I device products to U.S. clinical and research groups that are developing dendritic cell-based cancer vaccines. The development of our own proprietary vaccines may be pursued pending additional grant funding or strategic partnerships.

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

     More recently we have initiated a development program for the production of bone-forming TRCs in the AastromReplicell™ System (our “OC” line of TRCs). The OC-I cell product is being developed for the treatment of patients with degenerative bone diseases such as osteoporosis, for which a Phase I/II-Pilot clinical study is in process in the U.S. Our OCG-I cell product is being developed for bone grafting applications, and we are developing a clinical trial plan for this product

     Our therapeutic cell development efforts to date have focused on using our technology to grow larger quantities of the desired therapeutic cells from small starting amounts of cells or a tissue. Our cell production processes are based on using the natural reproductive capabilities of cells outside the body (ex vivo), without various cloning approaches. Our programs currently use bone marrow, cord blood and blood cells as starting sources of cells. As such, federal support or other factors relating to embryonal research have no direct impact on our current product programs.

     Since our inception, we have been in the development stage and engaged in research and product development, conducted principally on our own behalf, but also in connection with various collaborative research and development agreements with others. We commenced our initial pilot-scale product launch in Europe of the AastromReplicell™ Cell Production System with the SC-I kit in April 1999. At approximately this same time, data was released at international meetings that resulted in the majority of the patients who would otherwise have been candidates for the SC-I product, to no longer require the use of the product. This loss of market for the SC-I caused us to reorganize our operations and suspend all marketing activities in October 1999, pending the receipt of additional financing and reorganization. While we’ve initiated marketing activities for the CE Marked SC-I, DC-I and the DCV-I products, we do not expect to generate positive cash flows from our consolidated operations for at least the next several years and then only if more significant product sales commence. Until that time, we expect that our revenue sources will be limited to grant revenue and research funding, milestone payments and licensing fees from potential future corporate collaborators. To date, we have financed our operations through public and private sales of our equity securities. As a development-stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence, which is unlikely to occur until we obtain significant additional funding. Through September 30, 2002, we have accumulated losses of approximately $95 million. There can be no assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, or complete a corporate partnering or acquisition transaction.

Critical Accounting Policies

     There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements. The most significant accounting policies include those related to inventory and revenue recognition.

     Inventory. We value our inventory that consists primarily of finished components of our lead product, the AastromReplicell™ Cell Production System, at the lower of cost (specific identification using first in, first out) or market. Furthermore, we regularly review inventory quantities on hand and record a provision to write down obsolete and excess inventory to its estimated net realizable value. Based on the aging of inventory at each period end, we utilize a systematic approach to determine our reserve for obsolete and excess inventory. Under this systematic approach, inventory that is less than twelve months old, based on the receipt date, will be carried at full value. Inventory quantities in excess of twelve months old are reserved over a six-month period, until the items are either sold or fully reserved. We feel this approach is appropriate given our limited product sales history and the risk associated with our ability to recover the inventory as we are still in the process of establishing our product market. Future technological changes, new product development and actual sales results could result in additional obsolete and excess inventory on hand. This could have a significant impact on the value of our inventory and our reported operating results.

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

Results of Operations

     Revenues for the quarter ended September 30, 2002 were $93,000, which consisted of grant revenues and product sales and rentals, compared to revenues of $151,000 for the same period in 2001. Grant revenues have decreased from the prior year as a result of reduced grant program activity. With the award of a collaborative grant by the Defense Advanced Research Projects Agency, for $886,000 over an eighteen-month period that began September 2002, we are anticipating that grant revenues will increase throughout the fiscal year. We continue to pursue grant-funded programs as well as European sales and marketing opportunities.

     Costs and expenses for the quarter ended September 30, 2002 increased to $2,586,000, compared to $2,166,000 for the same period in 2001. Increases in costs and expenses include an increase in research and development expense to $1,385,000 for the quarter ended September 30, 2002, from $1,207,000 for the same period in 2001, and an increase in selling, general and administrative expenses to $1,113,000 from $919,000. These increased costs and expenses are the result of expanding our program development activities and increased marketing opportunities in the areas of dendritic cell-based vaccines in the European market and in preparation of our pending bone grafting trials. Selling, general and administrative expense for the quarter ended September 30, 2002 includes a non-cash charge of $159,000 relating to certain warrants issued in August 2002. These warrants were issued in a private transaction to an accredited investor for investment banking services and entitle the holder to purchase 2,000,000 shares of our common stock. Cost of product sales and rentals for the quarter ended September 30, 2002 and 2001 include charges of $88,000 and $40,000, respectively, relating to the provision for obsolete and excess AastromReplicellTM inventory.

     Interest income was $41,000 for the quarter ended September 30, 2002 compared to $122,000 for the same period in 2001. The fluctuations in interest income are due primarily to corresponding changes in the level of cash, cash equivalents and short-term investments during the periods and decreases in yields from our investments.

     Aastrom’s net loss was $2,452,000, or $.05 per common share for the quarter ended September 30, 2002 compared to $1,893,000, or $.05 per common share for the same period in 2001. This increase in net loss is primarily the result of increased costs and expenses offset on a per share basis by an increase in the weighted average number of common shares outstanding resulting from additional equity financing.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through public and private sales of equity securities, which, from inception through September 30, 2002, have totaled approximately $106 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations and interest earned on cash, cash equivalents, and short-term investments. These financing sources have historically allowed us to maintain adequate levels of cash and other liquid investments.

     Our combined cash, cash equivalents and short-term investments totaled $7,930,000 at September 30, 2002, a decrease of $1,675,000 from June 30, 2002. The primary uses of cash, cash equivalents and short-term investments during the quarter ended September 30, 2002 included $2,544,000 to finance our operations and working capital requirements. The primary source of cash, cash equivalents and short-term investments was from the equity financing transactions, of which $869,000 was raised during the quarter. This equity financing was transacted under our November 16, 2001 shelf registration and the Employee Stock Purchase Plan.

     Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. We do not expect to generate a positive cash flow from operations for at least the next several years due to the expected spending for research and development programs and the cost of commercializing our product candidates. We intend to seek additional funding through research and development, or distribution and marketing, agreements with suitable corporate collaborators, grants and through public or private financing transactions. Successful future operations are subject to several technical and business risks, including our continued ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for our products. We expect that our available cash will be sufficient to finance currently planned activities into the first quarter of fiscal year 2004. We are currently pursuing additional sources of financing. If we cannot obtain additional funding prior to the end of the third quarter of fiscal year 2003, we will make substantial reductions in the scope and size of our operations, and may curtail activities currently planned to be resumed, in order to conserve cash until such funding is obtained. These estimates are forward-looking statements based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption “Business Risks” in our 2002 Annual Report on Form 10-K. In order to grow and expand our business, and to introduce our product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained.

Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock and economic conditions affecting the public markets generally or some portion or all of the technology sector. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse affect on our business. See “Business Risks” and “Notes to Consolidated Financial Statements” in our 2002 Annual Report on Form 10-K and “Notes to Consolidated Financial Statements” included herein.

Certain Business Considerations

Our past losses and expected future losses cast doubt on our ability to operate profitably.

     We were incorporated in 1989 and have experienced substantial operating losses since inception. As of September 30, 2002, we have incurred net losses totaling approximately $95 million. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and the AastromReplicell™ System, general and administrative expenses, and the prosecution of patent applications. We expect to incur significant operating losses until product sales increase, primarily owing to our research and development programs, including pre-clinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. We may not be able to achieve or sustain profitability.

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

     We will require substantial capital resources in order to conduct our operations and develop our products. In October 1999, we were forced to reduce operations based on our declining level of capital resources and our limited financing alternatives available at that time. The previous reduction in our operating activities has delayed our product development programs. We expect that our available cash and expected interest income will be sufficient to finance currently planned activities through the first quarter of fiscal year 2004. We are currently pursuing additional sources of financing. If we cannot obtain additional funding prior to the end of third quarter of fiscal year 2003, we will make substantial reductions in the scope and size of our operations, and may curtail activities currently planned to be resumed, in order to conserve cash until such funding is obtained. In order to grow and expand our business, and to introduce our new product candidates in to the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types.

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

     As noted above, we will need additional equity funding to provide us with the capital to reach our objectives. At current market prices, such an equity issuance would cause a substantially larger number of shares to be outstanding and would dilute the ownership interest of existing stockholders. Pursuant to previously approved shareholder resolutions, the Board of Directors has the authority to increase the maximum number of authorized shares from 100 million to 150 million.

The warrants have the potential for substantial dilution.

     As of September 30, 2002 we had warrants outstanding to purchase 2,614,386 shares of common stock at $1.44 per share and 2,000,000 shares of common stock at $0.75 per share. As of that date, we also had outstanding options to purchase 3,997,072 shares at a weighted average price of $1.43 per share. Holders of common stock could therefore experience dilution of their investment upon exercise of these warrants and options.

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

     Any of these events may cause the price of our shares to fall, which may adversely affect our business and financing opportunities. In addition, the stock market in general and the market prices for biotechnology companies in particular have experienced significant volatility that often has been unrelated to the operating performance or financial conditions of such companies. These broad market and industry fluctuations may adversely affect the trading price of our stock, regardless of our operating performance or prospects. For example, within the last fiscal year, our stock price has experienced a day where it closed at approximately 26% over the previous day’s closing price and another day when it dropped by over 19% from the previous day’s closing price.

Our stock may be delisted from Nasdaq that could affect its market price and liquidity.

     We are required to meet certain financial tests (including, but not limited to, a minimum bid price of our common stock of $1.00) to maintain the listing of our common stock on the Nasdaq Stock Market. As a result of recent price fluctuations, our common stock price has traded below the $1.00 minimum level and we were notified that our common stock would be delisted if we did not regain compliance with this listing requirement prior to February 24, 2003. If we do not remain listed on Nasdaq, the market price and liquidity of our common stock could be impaired. Further, the National Association of Securities Dealers has recently adopted a change in minimum listing requirements to include a new $2.5 million of minimum net equity requirement for the SmallCap Market, which we currently meet. This new standard will replace the minimum tangible net worth requirement and becomes effective for us in November 2002. The result of such a change, or further changes, may be that it could be more difficult for us to maintain compliance with the listing standards, the result of which would be that our stock may be delisted.

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

     We are seeking to obtain regulatory approval to market the AastromReplicell™ System as an alternative to, or as an improvement for, the bone marrow harvest and peripheral blood progenitor cell stem cell collection methods. These stem cell collection methods have been widely practiced for a number of years, and our technologies or product candidates may not be accepted by the marketplace as readily as these or other competing processes and methodologies. Additionally, our technologies or product candidates may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technologies and product candidates and our potential revenues. As a result, even if we obtain all required regulatory approvals, we cannot be certain that our products and processes will be adopted at a level that would allow us to operate profitably.

Failure of third parties to manufacture component parts or provide limited source supplies would impair our new product development and our sales activities.

     We rely solely on third parties such as Plexus, Moll, Biowhittaker and Amgen to manufacture our product candidates, their component parts and growth factors and other materials used in the cell expansion process. We would not be able to obtain alternate sources of supply for many of these items on a short-term basis. Plexus has elected to exercise its right to terminate our Manufacturing Supply Agreement effective in February 2004. As a result, we are negotiating with another supplier for continued supply on commercially reasonable terms. However, we may not reach agreement with this new supplier and the new agreement may be on less favorable terms. If any of our key manufacturers or suppliers fail to perform their respective obligations or if our supply of growth factors, components or other materials is limited or interrupted, we would not be able to conduct clinical trials or market our product candidates on a timely and cost-competitive basis, if at all.

     On September 10, 2002 a major creditor of Moll filed an involuntary petition for Bankruptcy against Moll. On September 19, 2002 Moll announced that it had converted the case to a voluntary Chapter 11 reorganization case and had received preliminary approval for a $50 million debtor-in-possession financing. These factors may affect our supply of components. However, to date, there has been no impact on our supply of components from Moll.

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

     The FDA establishes regulatory requirements based on the classification of a product. The AastromReplicell™ System may be regulated as a Class III medical device, or the FDA may ultimately choose to regulate the AastromReplicell™ System under another category. Because our product development programs are designed to satisfy the standards applicable to Class III medical devices, a change in the regulatory classification would affect our ability to obtain FDA approval of our products. The AastromReplicell™ System is capable of producing different cell mixtures, and at least some of these cell mixtures will, under current regulations be regulated as biologic products, which require a completely different strategy.

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

     Many of our competitors have significantly greater resources, more product candidates and have developed product candidates and processes that directly compete with our products. Our competitors may have developed, or could in the future develop, new technologies that compete with our products or even render our products obsolete. As an example, in the past, published studies have suggested that stem cell therapy may have limited clinical benefit in the treatment of breast cancer, which was a significant portion of the overall stem cell transplant market. This has resulted in a substantial decline in the market for the AastromReplicell™ System with our SC-I kit. Our products are designed to improve and automate the processes for producing cells used in therapeutic procedures. Even if we are able to demonstrate improved or equivalent results, researchers and practitioners may not use our products and we will suffer a competitive disadvantage. As a result, we may be unable to recover the net book value of our inventory. Finally, to the extent that others develop new technologies that address the targeted application for our products, our business will suffer.

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

     Our ability to successfully commercialize our product candidates will depend on the extent to which government healthcare programs, such as Medicare and Medicaid, as well as private health insurers, health maintenance organizations and other third party payors will pay for our products and related treatments. Reimbursement by third party payors depends on a number of factors, including the payor’s determination that use of the product is safe and effective, not experimental or investigational, medically necessary, appropriate for the specific patient and cost-effective. Reimbursement in the United States or foreign countries may not be available or maintained for any of our product candidates. If we do not obtain approvals for adequate third party reimbursements, we may not be able to establish or maintain price levels sufficient to realize an appropriate return on our investment in product development. Any limits on reimbursement available from third party payors may reduce the demand for, or negatively affect the price of, our products. For example, in the past, published studies have suggested that stem cell transplantation in breast cancer that constitute a significant portion of the overall stem cell therapy market, at the time, may have limited clinical benefit. The lack of reimbursement for these procedures by insurance payors would negatively affect the marketability of our products.

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

     These statements are subject to risks and uncertainties, including those set forth in this Business Risks section, and actual results could differ materially from those expressed or implied in these statements. All forward-looking statements included in this registration statement are made as of the date hereof. We assume no obligation to update any such forward-looking statement or reason why actual results might differ.

     These business considerations, and others, are discussed in more detail and should be read in conjunction with the “Business Risks” discussed in our 2002 Annual Report of Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of September 30, 2002, our cash and cash equivalents included money market securities and commercial paper. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

Item 4. Controls and Procedures

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we receive threats or may be subject to litigation matters incidental to our business. However, we are not currently a party to any material pending legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

During August 2002 the Company issued a warrant to SBI USA, LLC for investment banking services. The warrant entitles the holder to purchase 2,000,000 share of our common stock at $0.75 per share through August 23, 2003. The warrant was issued in a private transaction to an accredited investor who agreed to acquire the warrant for investment purposes, such that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

See Exhibit Index.

(b) Reports on Form 8-K

On September 9, 2002, the Company filed an 8-K to provide public disclosure pursuant to Regulation FD of an investor presentation.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AASTROM BIOSCIENCES, INC.
Date: November 13, 2002	/s/ R. Douglas Armstrong R. Douglas Armstrong, Ph.D. President, Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2002	/s/ Alan M. Wright Alan M. Wright Sr. Vice President Administrative & Financial Operations, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, R. Douglas Armstrong, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Aastrom Biosciences, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ R. Douglas Armstrong R. Douglas Armstrong, Ph.D. President, Chief Executive Officer (Principal Executive Officer)

I, Alan M. Wright, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Aastrom Biosciences, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Alan M. Wright Alan M. Wright Sr. Vice President Administrative & Financial Operations, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS

Exhibit Number	Description

3.1*	Restated Articles of Incorporation of the Company
3.2**	Bylaws of the Company
99.1	Certification of President and CEO
99.2	Certification of Senior Vice President Administrative and Financial Operations, CFO

*	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.