Form 10-Q
period 2002-12-31
AASTROM BIOSCIENCES INC
filed 2003-02-14
CIK 887359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-22025

AASTROM BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Michigan	94-3096597

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

24 Frank Lloyd Wright Dr. P.O. Box 376 Ann Arbor, Michigan	48106

(Address of principal executive offices)	(Zip code)

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

☒  -  Yes       ☐  -  No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE (Class)	51,556,746 Outstanding at February 7, 2003

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q
December 31, 2002

			Page

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	a)	Consolidated Condensed Balance Sheets as of June 30, 2002 and December 31, 2002	3
	b)	Consolidated Condensed Statements of Operations for the three and six months ended December 31, 2001 and 2002 and for the period from March 24, 1989 (Inception) to December 31, 2002	4
	c)	Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 2001 and 2002 and for the period from March 24, 1989 (Inception) to December 31, 2002	5
	d)	Notes to Consolidated Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk		25
Item 4.	Controls and Procedures		25
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings		26
Item 2.	Changes in Securities and Use of Proceeds		26
Item 3.	Defaults Upon Senior Securities		26
Item 4.	Submission of Matters to a Vote of Security Holders		26
Item 5.	Other Information		27
Item 6.	Exhibits and Reports on Form 8-K		27
SIGNATURES			28
CERTIFICATIONS			29
EXHIBIT INDEX			31

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2002	2002

Assets
CURRENT ASSETS:
Cash and cash equivalents	$8,605,000	$6,760,000
Short-term investments	1,000,000	—
Receivables, net	120,000	195,000
Inventory, net	1,397,000	1,218,000
Other current assets	225,000	649,000

Total current assets	11,347,000	8,822,000
PROPERTY, NET	206,000	276,000

Total assets	$11,553,000	$9,098,000

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$589,000	$485,000
Accrued employee expenses	161,000	156,000

Total current liabilities	750,000	641,000

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized – 100,000,000; shares issued and outstanding – 43,726,557 and 50,771,146, respectively	104,600,000	106,993,000
Deficit accumulated during the development stage	(93,797,000)	(98,536,000)

Total shareholders’ equity	10,803,000	8,457,000

Total liabilities and shareholders’ equity	$11,553,000	$9,098,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended		March 24, 1989
	December 31,		December 31,		(Inception) to
					December 31,
	2001	2002	2001	2002	2002

REVENUES:
Product sales and rentals	$80,000	$161,000	$80,000	$168,000	$536,000
Grants	187,000	125,000	338,000	211,000	6,039,000
Research and development agreements	—	10,000	—	10,000	2,030,000

Total revenues	267,000	296,000	418,000	389,000	8,605,000

COSTS AND EXPENSES:
Cost of product sales and rentals	66,000	282,000	106,000	370,000	1,842,000
Research and development	1,396,000	1,432,000	2,603,000	2,817,000	84,318,000
Selling, general and administrative	931,000	902,000	1,850,000	2,015,000	26,125,000

Total costs and expenses	2,393,000	2,616,000	4,559,000	5,202,000	112,285,000

LOSS FROM OPERATIONS	(2,126,000)	(2,320,000)	(4,141,000)	(4,813,000)	(103,680,000)

OTHER INCOME (EXPENSE):
Other income	—	—	—	—	1,237,000
Interest income	106,000	33,000	228,000	74,000	5,142,000
Interest expense	—	—	—	—	(267,000)

Other income	106,000	33,000	228,000	74,000	6,112,000

NET LOSS	$(2,020,000)	$(2,287,000)	$(3,913,000)	$(4,739,000)	$(97,568,000)

NET LOSS PER SHARE
(Basic and Diluted)	$(.05)	$(.05)	$(.10)	$(.10)

Weighted average number of shares outstanding	42,343,000	48,550,000	41,139,000	46,718,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended		March 24, 1989
	December 31,		(Inception) to
			December 31,
	2001	2002	2002

OPERATING ACTIVITIES:
Net loss	$(3,913,000)	$(4,739,000)	$(97,568,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	62,000	58,000	3,385,000
Loss on property held for resale	—	—	110,000
Amortization of discounts and premiums on investments	—	—	(543,000)
Stock compensation expense	—	159,000	823,000
Inventory reserves and write-offs	106,000	259,000	1,488,000
Stock issued pursuant to license agreement	—	—	3,300,000
Changes in assets and liabilities:
Receivables	(43,000)	(75,000)	(219,000)
Inventory	(227,000)	(177,000)	(2,803,000)
Other current assets	(135,000)	(182,000)	(407,000)
Accounts payable and accrued expenses	(92,000)	(104,000)	485,000
Accrued employee expenses	67,000	(5,000)	156,000

Net cash used for operating activities	(4,175,000)	(4,806,000)	(91,793,000)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73,000)
Purchase of short-term investments	(4,500,000)	—	(62,124,000)
Maturities of short-term investments	—	1,000,000	62,667,000
Capital purchases	(44,000)	(31,000)	(2,827,000)
Proceeds from sale of property held for resale	—	—	400,000

Net cash (used for) provided by investing activities	(4,544,000)	969,000	(1,957,000)

FINANCING ACTIVITIES:
Issuance of preferred stock	—	—	51,647,000
Issuance of common stock	6,841,000	1,992,000	46,555,000
Repurchase of common stock	—	—	(49,000)
Payments received for stock purchase rights	—	—	3,500,000
Payments received under shareholder notes	—	—	31,000
Principal payments under capital lease obligations	—	—	(1,174,000)

Net cash provided by financing activities	6,841,000	1,992,000	100,510,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,878,000)	(1,845,000)	6,760,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,659,000	8,605,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,781,000	$6,760,000	$6,760,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(A development stage company)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization

     Aastrom Biosciences, Inc. (Aastrom) was incorporated in March 1989 (Inception), began employee-based operations in 1991, and is in the development stage. We currently operate our business in one reportable segment – research and product development, conducted both on our own behalf and in connection with various collaborative research and development agreements with others, involving the development and sale of processes and products for the ex vivo production of human cells for use in cell therapy.

     Successful future operations are subject to several technical and business risks, including satisfactory product development, obtaining regulatory approval and market acceptance for our products and our continued ability to obtain future funding.

     The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. While available cash and financing are expected to fund currently planned activities into the first quarter (ending September 30, 2003) of fiscal year 2004 the Company will need to raise additional funds in order to complete its product development programs and commercialize its new product candidates. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success include, the rate and degree of progress for its product development programs, the liquidity and volatility of its equity securities, economic conditions affecting the public markets generally or some portion or all of the technology sector, regulatory and manufacturing requirements and uncertainties, technological developments by competitors and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would negatively impact its business, financial condition and results of operations.

     The Company is currently pursuing additional sources of financing. If the Company cannot obtain significant additional funding prior to or during the fourth quarter of the fiscal year ending June 30, 2003, it will make substantial reductions in the scope and size of its operations, and may curtail activities, in order to conserve cash until such funding is obtained.

2. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended December 31, 2002, are not necessarily indicative of the results to be expected for the full year or for any other period.

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

3. Shareholders’ Equity

     We obtained additional equity of $2,124,000 during the six months ended December 31, 2002 and issued 6,074,000 common shares in these transactions. These equity financings were transacted under our amended November 16, 2001 shelf registration and our Employee Stock Purchase Plan. Total offering costs were $132,000.

     In October 2002, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, a Chicago-based institutional investor. Under the agreement, Fusion Capital may purchase up to $12 million of our common stock at market price over a period of time up to 24 months from October 2002, subject to our right to extend the agreement for six months. We control the timing and amount of common stock purchased by Fusion Capital subject to the minimum price and total amount limits specified in the agreements. Further information about this transaction and the definitive agreements are contained in our Current Report Form 8-K filed on November 27, 2002. As of December 31, 2002, no shares had been issued under this agreement. Subsequently, as of January 31, 2003 we have raised $307,000 and issued 722,600 shares through the agreement with Fusion.

4. Net Loss Per Common Share

     Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the three and six months ended December 31, 2001 and 2002 is approximately 6,311,000 and 8,774,000, respectively.

5. Recent Accounting Developments

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Statement No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, in regards to the disclosure requirements of Statement 123 for annual and interim reporting. SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for our Company beginning in the quarter ended March 31, 2003. We have not determined the impact on our financial statements.

6. Subsequent Events

     During February 2003, the warrants that were issued in February 2000 which as adjusted permitted the holder to purchase 2,614,386 shares of common stock expired. In a separate transaction the warrants that were outstanding to purchase 2,000,000 shares of common stock were cancelled.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Aastrom

     We are a late-stage development company focused on human cell-based therapies. We have identified multiple paths to revenue based on our proprietary ex vivo cell production technology, including the near-term Cell Production Products business, and an active Prescription Cell Product pipeline for stem cell tissue repair and cancer and infectious disease treatments.

     Our core technology is based on the Company’s proprietary AastromReplicell™ System, an integrated system of instrumentation and single-use consumable kits that implements our patented Single-Pass Perfusion process in a fully automated closed-loop culturing system to optimize cell growth and viability. This system provides nutrients to cells by mimicking the natural cell-growth environment, and enabling cells to grow effectively while retaining high biological function, without various cloning approaches. Our programs currently use bone marrow, cord blood and blood cells as starting sources of cells. As such, federal support or other factors relating to embryonal stem cell research have no direct impact on our current product programs. In addition, this system provides GMP-compliant manufacturing and automated process control for the commercial-scale production of human cells. We do not believe that any other comparable system currently exists.

     Our Cell Production Products business has created a path to near-term revenue. The AastromReplicell™ System and DC-I (dendritic cells for fusion and transfection), DCV-I (complex antigen-loaded dendritic cells) and DCV-II (peptide-loaded dendritic cells) cell production kits will be sold to academic researchers and companies that are developing cancer vaccines. The recent commercialization of our automated cell production instruments and cell-specific production kits is expected to generate revenues and if these revenues meet our expectations, they should bring our Cell Production Products business to profitability during calendar year 2003.

     In addition, we are leveraging our ex vivo cell production technology for a growing Prescription Cell Product pipeline focused on two areas: Tissue Repair Cells (TRCs) for stem cell-derived tissue repair and regeneration, and Therapeutic Cells (TCs) for immune system-directed attacks on certain cancers and other infectious diseases.

     Using the AastromReplicell™ System, TRCs are grown from a small sample of a patient’s bone marrow and, once administered back to the patient, are intended to generate normal tissue. The primary applications being developed for our TRCs are our OCG-I therapy for bone grafting (fusions, fractures or dental defects), the OC-I therapy for osteoporosis, and the SC-I therapy for autologous bone marrow transplants in lymphoma patients. The SC-I product has been CE-Marked in Europe and is currently being marketed there. In the United States, the SC-I therapy has reached Phase III trials. The OC-I therapy is currently in a Phase I/II clinical trial, and the OCG-I therapy is expected to enter a Phase I/II trial soon. We also believe that the stem cell components of our TRCs may be useful for other medical indications, including the regeneration of cardiac and vascular tissues. Our CB-I clinical trials are expected to be closed out. We have no plans to continue this product development activity at this time.

     We are developing our pipeline of TC products using human cells to create vaccines to attack certain cancers and other infectious diseases. Blood-derived dendritic cells, which are the body’s crucial mobilizers of the immune response, or T-cells, which act to fight disease, are cultured in the AastromReplicell™ System to produce our proprietary Dendricell™. After being exposed to a particular biological signal, or antigen, the Dendricell™ acts as an anti-cancer or anti-viral vaccine, triggering a cell-mediated immune response in a patient against the cancer cells or viri. The first Dendricell™ clinical trials are planned at Stanford University for a multiple myeloma cancer vaccine and at Duke University for a colorectal cancer vaccine. In addition, we are in the pre-clinical stage for a T-cell therapeutic targeting the Epstein-Barr Virus.

     In addition to our consumable SC-I, CB-I, DC-I and DCV-I therapy kits, we have begun marketing our automated cell production instruments in Europe, and have made them available for research or clinical use under Device Master File in the United States. Through Zellera AG, Aastrom’s wholly owned subsidiary located in Berlin, Germany, we are actively coordinating country-specific sub-distributorships and service networks in Europe.

     We are led by a seasoned management team, which is advised by our well-respected Technology Review Board, comprising senior medical, financial and marketing executives with extensive knowledge of the technology and industry. Management has successfully engineered our transition from our genesis as a medical device manufacturer to a contributor and developer in the broader and more lucrative therapeutic sector.

     Since our inception, we have been in the development stage and engaged in research and product development, conducted principally on our own behalf, but also in connection with various collaborative research and development agreements with others. We commenced our initial pilot-scale product launch in Europe of the AastromReplicell™ System with the SC-I kit in April 1999. At approximately this same time, data was released at international meetings that resulted in the majority of the patients who would otherwise have been candidates for the SC-I product, to no longer require the use of the product. This loss of market for the SC-I caused us to reorganize our operations and suspend all marketing activities in October 1999, pending the receipt of additional financing and the completion of the reorganization process. While we’ve initiated marketing activities in Europe for the CE Marked SC-I, DC-I and the DCV-I products, we do not expect to generate positive cash flows from our consolidated operations for at least the next two to three years and then only if more significant product sales commence. Until that time, we expect that our revenue sources will consist of sales from our Cell Production Product business to academic and commercial research centers, grant revenue and research funding, milestone payments and licensing fees from potential future corporate collaborators. To date, we have financed our operations through public and private sales of our equity securities. As a development-stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence, which is unlikely to occur until we obtain significant additional funding. Through December 31, 2002, we have accumulated losses of approximately $98 million. There can be no assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, or complete a corporate partnering or acquisition transaction.

Critical Accounting Policies

     There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements. The most significant accounting policies include those related to inventory and revenue recognition.

     Inventory. We value our inventory that consists primarily of finished components of our lead product, the AastromReplicell™ System, at the lower of cost (specific identification using first in, first out) or market. Furthermore, we regularly review inventory quantities on hand and record a provision to write down obsolete and excess inventory to its estimated net realizable value. Based on the aging of inventory at each period end, we utilize a systematic approach to determine our reserve for obsolete and excess inventory. Under this systematic approach, inventory that is less than twelve months old, based on the receipt date, will generally be carried at full value. Inventory quantities in excess of twelve months old are reserved over a six-month period, until the items are either sold or fully reserved. We feel this approach is appropriate given our limited product sales history and the risks associated with our ability to recover the inventory as we are still in the process of establishing our product market. Future technological changes, new product development and actual sales results could result in additional obsolete and excess inventory on hand. This could have a significant impact on the value of our inventory and our reported operating results.

     Revenue recognition. We generate revenue from grants and research agreements, collaborative agreements and product sales and rentals. Revenue from grants and research agreements is recognized on a cost reimbursement basis consistent with the performance requirements of the related agreements. Revenue from collaborative agreements is recognized when the scientific or clinical results stipulated in the agreement have been met and there are no other ongoing obligations on our part. Revenue from product sales is recognized when title to the product transfers and there are no remaining obligations that will affect the customer’s final acceptance of the sale, generally after installation and training. If there are remaining obligations, including training or installation, revenue is recognized upon completion of these obligations. Revenue from licensing fees under licensing agreements is recognized as revenue when there are no future performance obligations remaining with respect to such fees. Payments received before all obligations are fulfilled are classified as deferred revenue.

     Accounts receivable. We make estimates evaluating collectibility of accounts receivable. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based on any specific customer collection issues we have identified. While such credit issues have not been significant, there is no assurance that we will continue to experience the same low credit losses in the future.

     The summary of significant accounting policies should be read in conjunction with our consolidated financial statements and related notes and this discussion of our results of operations.

Results of Operations

     Revenues, consisting of grant funding and products sales and rentals, for the quarter and six month period ended December 31, 2002 were $296,000 and $389,000, respectively, compared to $267,000 and $418,000 for the same periods in 2001. Product sales and rentals increased for the quarter and six months ended December 31, 2002 to $161,000 and $168,000, respectively, over $80,000 for the same periods in 2001, a result of increased marketing efforts in Europe. Grant revenues have decreased from the prior year as a result of reduced grant program activities. With the award of a collaborative grant by the Defense Advanced Research Projects Agency that began September 2002, we are anticipating that grant revenues will increase. We also recorded $10,000 in research and development agreements in the periods ended December 31, 2002, resulting from the sublicense agreement with Corning Inc. We are continuing to pursue grant-funded programs, as well as actively pursuing European sales and marketing opportunities.

     Costs and expenses for the quarter ended December 31, 2002 increased to $2,616,000 compared to $2,393,000 for the same period in 2001. Increases in costs and expenses include increases in cost of product sales and rentals to $282,000 from $66,000 and research and development expense to $1,432,000 from $1,396,000 for the quarter ended December 31, 2002, and 2001, respectively. These increases were offset by selling, general and administrative expenses that decreased to $902,000 from $931,000. Costs and expenses for the six months ended December 31, 2002 increased to $5,202,000 compared to $4,559,000 for the same period in 2001. Increases in costs and expenses during this period include increases in cost of product sales and rentals to $370,000 from $106,000, research and development expense to $2,817,000 from $2,603,000 and selling, general and administrative expenses to $2,015,000 from $1,850,000, for the six months ended December 31, 2002 and 2001, respectively. These increased costs and expenses are the result of our continued program development activities, increased marketing activities in the areas of dendritic cell-based vaccines in the European market and preparation of our pending bone grafting trials. Selling, general and administrative expenses for the six months ended December 31, 2002 includes a non-cash charge of $159,000 relating to certain warrants issued in August 2002 for investment banking services. Cost of product sales and rentals for the quarter and six months ended December 31, 2002 includes charges of $171,000 and $259,000, respectively, compared to $66,000 and $106,000 for the same periods in 2001. These charges relate to the provision for obsolete and excess AastromReplicellTM inventory.

     Interest income was $33,000 and $74,000 for the quarter and six months ended December 31, 2002, respectively, compared to $106,000 and $228,000 for the same periods in 2001. The fluctuations in interest income are due primarily to corresponding changes in the level of cash, cash equivalents and short-term investments during the periods and decreases in yields from our investments.

     Our net loss increased to $2,287,000, and remained flat at $.05 per common share for the quarter ended December 31, 2002 compared to a net loss of $2,020,000, or $.05 per common share for the same period in 2001. Similarly, for the six months ended December 31, 2002, our net loss increased to $4,739,000, but remained flat at $.10 per common share compared to $3,913,000, or $.10 per common share for the same period in 2001. These increases in our net loss are primarily the result of increased costs and expenses as the result of expanded research and market development activities and, for the purposes of computing per share amounts, were offset by an increase in the weighted average number of common shares outstanding resulting from additional equity financing.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through public and private sales of equity securities, which, from inception through December 31, 2002, have totaled approximately $107 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations and interest earned on cash, cash equivalents, and short-term investments. These financing sources have historically allowed us to maintain adequate levels of cash and other liquid investments.

     Our combined cash, cash equivalents and short-term investments totaled $6,760,000 at December 31, 2002, a decrease of $2,845,000 from June 30, 2002. The primary uses of cash, cash equivalents and short-term investments during the six month period ended December 31, 2002 included $4,806,000 to finance our operations and working capital requirements. The primary source of cash, cash equivalents and short-term investments was from the equity financing transactions, of which $1,992,000 was raised during the six month period. This equity financing was transacted under our amended November 16, 2001 shelf registration and the Employee Stock Purchase Plan.

     Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs and results involved in obtaining regulatory approvals, competing technological and market developments and the cost of our product commercialization efforts. We do not expect to generate a positive cash flow from operations for at least the next two to three years due to the expected spending for research and development programs and the cost of commercializing our product candidates. We intend to seek additional funding through research and development, or distribution and marketing, agreements with suitable corporate collaborators, grants and through public or private financing transactions. Successful future operations are subject to several technical and business risks, including our continued ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for our products. We expect that our available cash and financing will be sufficient to fund currently planned activities into the first quarter (ending September 30, 2003) of fiscal year 2004. In addition to the agreement with Fusion Capital to purchase our common stock over a period of up to 24 months from October 2002 and the 975,000 shares of common stock available on our extended shelf registration that various parties have expressed interest in, we are continuing to pursue additional sources of financing. Unless these existing sources provide significantly more capital than expected at our current stock prices and if we cannot obtain significant additional funding prior to July 2003, we will make substantial reductions in the scope and size of our operations, and may curtail activities, in order to conserve cash until such funding is obtained. These estimates are forward-looking statements based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption “Business Risks” in our 2002 Annual Report on Form 10-K. In order to grow and expand our business, and to introduce our product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, the rate and degree of progress of our product development program, market volatility of our common stock and economic conditions affecting the public markets generally or some portion or all of the technology sector. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material, adverse affect on our business. See “Business Risks” and “Notes to Consolidated Financial Statements” in our 2002 Annual Report on Form 10-K and “Notes to Consolidated Financial Statements” included herein.

Supply Chain

     We rely on third parties such as Plexus, Moll, Biowhittaker and Amgen (OEM’s) to manufacture our product candidates, their component parts and growth factors and other materials used in the cell expansion process. Plexus has elected to exercise its right to terminate our Manufacturing Supply Agreement effective February 2004. As a result, we are negotiating with another supplier for continued supply on commercially reasonable terms. Negotiations with this prospective supplier have reached an advanced stage.

     On September 10, 2002 a major creditor of Moll filed an involuntary petition for Bankruptcy against Moll. On September 19, 2002 Moll announced that it had converted the case to a voluntary Chapter 11 reorganization case and have received a $50 million, debtor-in-possession financing. To date there has been no significant impact on our supply of components from Moll.

Certain Business Considerations

Our past losses and expected future losses cast doubt on our ability to operate profitably.

     We were incorporated in 1989 and have experienced substantial operating losses since inception. As of December 31, 2002, we have incurred net losses totaling approximately $98 million. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and the AastromReplicell™ System, general and administrative expenses, and the prosecution of patent applications. We expect to incur significant operating losses until product sales increase, primarily owing to our research and development programs, including pre-clinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. We may not be able to achieve or sustain profitability.

Our inability to complete our product development activities successfully would severely limit our ability to operate or finance operations.

     Commercialization in the United States of our lead product candidate, the AastromReplicell™ System, will require substantial clinical trials. While we have commenced initial marketing on a limited basis of the AastromReplicell™ System in Europe, we believe that the United States will be the principal market for our products. We may not be able to successfully complete development of the AastromReplicell™ System or our other product candidates, or successfully market our technologies or product candidates. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technologies and product candidates. Our research and development programs may not be successful, and our cell culture technologies and product candidates may not facilitate the production of cells outside the human body with the expected result. Our technologies and product candidates may not prove to be safe and efficacious in clinical trials, and we may not obtain the requisite regulatory approvals for our technologies or product candidates and the cells produced in such products. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue.

We may not be able to raise the required capital to conduct our operations and develop our products.

     We will require substantial capital resources in order to conduct our operations and develop our products. In October 1999, we were forced to reduce operations based on our declining level of capital resources and our limited financing alternatives available at that time. The previous reduction in our operating activities has delayed our product development programs. We expect that our available cash and financing will be sufficient to fund currently planned activities through the first quarter (ending September 30, 2003) of fiscal year 2004. In addition to the agreement with Fusion Capital to purchase our common stock over a period of up to 24 months from October 2002 and the 975,000 shares of common stock available on our extended shelf registration, we are continuing to pursue additional sources of financing. Unless these existing sources provide significantly more capital than expected at our current stock prices and if we cannot obtain significant additional funding prior to July 2003, we will make substantial reductions in the scope and size of our operations, and may curtail activities, in order to conserve cash until such funding is obtained. In order to grow and expand our business, and to introduce our new product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types.

     Our future capital requirements will depend upon many factors, including:

•	continued scientific progress in our research and development programs;

•	costs and timing of conducting clinical trials and seeking regulatory approvals;

•	competing technological and market developments;

•	our ability to establish additional collaborative relationships; and

•	the effect of commercialization activities and facility expansions if and as required.

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

     The market price of shares of our common stock has been volatile, ranging in closing price between $0.23 and $0.66 for the first six months of fiscal year 2003. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

•	clinical trial results;

•	the amount of our cash resources and our ability to obtain additional funding;

•	announcements of research activities, business developments, technological innovations or new products by us or our competitors;

•	changes in government regulation;

•	disputes concerning patents or proprietary rights;

•	changes in our revenues or expense levels;

•	public concern regarding the safety, efficacy or other aspects of the products or methodologies we are developing; and

•	reports by securities analysts.

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

     We are required to meet certain financial tests (including, but not limited to, a minimum bid price for our common stock of $1.00) to maintain the listing of our common stock on the Nasdaq Stock Market. Our common stock price has traded below the $1.00 minimum level and we have been notified that our common stock would be recommended for delisting (subject to any appeal we file) if we did not regain compliance with this listing requirement prior to February 24, 2003. Nasdaq has recently approved a proposal to extend the minimum bid price grace period from 180 days to 540 days for all companies demonstrating compliance with the core SmallCap initial listing criteria. Currently, we are in compliance with the core Nasdaq SmallCap initial listing requirements, but continue not to meet the $1.00 minimum bid price. Prior to implementation by the Nasdaq, the Securities and Exchange Commission (SEC) must approve this plan. If the current proposal is approved, we would be able to receive an additional 180-day extension beyond February 24, 2003 to comply with the listing requirements of the Nasdaq SmallCap Market. If the SEC does not approve the Nasdaq proposal, and we continue to trade below the $1.00 minimum level, it could be more difficult for us to maintain compliance with the listing standards, the result of which would be that our stock may be delisted and moved to the OTC Bulletin Board or other quotation system for trading.

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

     We must obtain the approval of the FDA before commercial sales of our product candidates may commence in the United States, which we believe will be the principal market for our products. We may also be required to obtain additional approvals from foreign regulatory authorities to continue or increase our sales activities in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our product candidates, or of the cells produced in such products, we may not be able to obtain required regulatory approvals. Many of the patients enrolled in the clinical trials will have previously undergone extensive treatment which will have substantially weakened the patients and may have irreparably damaged the ability of their blood and immune system to recover. In addition, patients receiving cells produced with our technologies and product candidates may not demonstrate long-term engraftment in a manner comparable to cells obtained from current hematopoietic stem cell therapy procedures. If we cannot demonstrate the safety or efficacy of our technologies and product candidates, including long-term sustained engraftment, or if one or more patients die or suffer severe complications, the FDA or other regulatory authorities could delay or withhold regulatory approval of our product candidates.

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

     We are seeking to obtain regulatory approval to market the AastromReplicell™ System for stem cell tissue repair and regeneration, and cancer and infectious disease treatments. Even if we obtain all required regulatory approvals, we cannot be certain that our products and processes will be adopted at a level that would allow us to operate profitably. Our technologies or product candidates may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technologies and product candidates and our potential revenues.

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

     On September 10, 2002 a major creditor of Moll filed an involuntary petition for Bankruptcy against Moll. On September 19, 2002 Moll announced that it had converted the case to a voluntary Chapter 11 reorganization case and have received a $50 million debtor-in-possession financing. These factors may affect our supply of components.

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

     While we have commenced initial marketing on a limited basis of the AastromReplicell™ System and SC-I, CB-I, DC-I and DCV-I therapy kits in Europe, we have only limited internal sales, marketing and distribution capabilities. We intend to market our products through collaborative relationships with companies with established sales, marketing and distribution capabilities. While we have entered into such arrangements with respect to Switzerland, Turkey and Italy, we will need to establish additional relationships to be able to achieve the market coverage we desire. Our inability to develop and maintain those relationships would limit our ability to market, sell and distribute our products. Our inability to enter into successful, long-term relationships could require us to develop alternate arrangements at a time when we need sales, marketing or distribution capabilities to meet existing demand.

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

     Many of our competitors have significantly greater resources, more product candidates and have developed product candidates and processes that directly compete with our products. Our competitors may have developed, or could in the future develop, new technologies that compete with our products or even render our products obsolete. As an example, in the past, published studies have suggested that hematopoietic stem cell therapy may have limited clinical benefit in the treatment of breast cancer, which was a significant portion of the overall hematopoietic stem cell transplant market. This resulted in a substantial decline in the market for the AastromReplicell™ System with our SC-I kit.

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

     Certain of our and our licensors’ research has been or is being funded in part by government grants. As a result of such funding, the U.S. Government has certain rights in the technology developed with the grant. These rights include a non-exclusive, paid-up, world-wide license to use the technology for any governmental purpose. In addition, the government has the right to require us to grant an exclusive license to use the developed technology to a third party if the government determines that:

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

     These statements are subject to risks and uncertainties, including those set forth in this Certain Business Considerations section, and actual results could differ materially from those expressed or implied in these statements. All forward-looking statements included in this registration statement are made as of the date hereof. We assume no obligation to update any such forward-looking statement or reason why actual results might differ.

     These business considerations, and others, are discussed in more detail and should be read in conjunction with the “Business Risks” discussed in our 2002 Annual Report of Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     As of December 31, 2002, our cash and cash equivalents included only money market securities. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

Item 4.      Controls and Procedures

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

     PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

From time to time we receive threats or may be subject to litigation matters incidental to our business. However, we are not currently a party to any material pending legal proceedings.

Item 2.     Changes in Securities and Use of Proceeds

                     None.

Item 3.     Defaults Upon Senior Securities

                     None.

Item 4.     Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of Aastrom Biosciences, Inc. was held on November 14, 2002.

(b)	At the 2002 Annual Meeting of Shareholders, votes were cast on matters submitted to the shareholders, as follows:

Proposal 1: Election of two directors whose terms expire at the 2005 Annual Meeting of Shareholders.

NOMINEE	FOR	WITHHELD

Mary Cambell	40,229,350	940,073
Arthur F. Staubitz	40,396,945	772,478

In addition to the election of the above referenced directors, the following individuals continue as directors; Joseph A. Taylor and R. Douglas Armstrong, as Class III Directors, whose terms expire at the 2003 Annual Meeting of Shareholders; Fabrizio Bonanni and Susan Wyant, as Class I Directors, whose terms expire at the 2004 Annual Meeting of Shareholders.

Proposal 2: Approve the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the year ending June 30, 2003.

FOR	AGAINST	ABSTAIN

40,907,423	143,820	118,180

Item 5.      Other Information

On November 14, 2002, Mary Campbell was elected Presiding Director of the Board of Directors.

On February 12, 2003, Dr. Fabrizio Bonanni resigned as a member of our Board of Directors due to the demands of his other business commitments. Aastrom appreciates the contributions Dr. Bonanni made during his service as a director.

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index.

(b)	Reports on Form 8-K

On November 27, 2002, Aastrom Biosciences, Inc. filed a Form 8-K reporting that it entered into a common stock financing arrangement with Fusion Capital Fund II, LLC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AASTROM BIOSCIENCES, INC.

Date: February 12, 2003	/s/ R. Douglas Armstrong R. Douglas Armstrong, Ph.D. President, Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2003	/s/ Alan M. Wright Alan M. Wright Sr. Vice President Administrative & Financial Operations, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, R. Douglas Armstrong, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Aastrom Biosciences, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	/s/ R. Douglas Armstrong R. Douglas Armstrong, Ph.D. President, Chief Executive Officer (Principal Executive Officer)

I, Alan M. Wright, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Aastrom Biosciences, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	/s/ Alan M. Wright Alan M. Wright Sr. Vice President Administrative & Financial Operations, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS

Exhibit Number	Description

3.1 *	Restated Articles of Incorporation of the Company

3.2 **	Bylaws of the Company

10.1***	Common Stock Purchase Agreement with Fusion Capital Fund II, LLC dated October 30, 2002.

10.2***	Registration Right Agreement with Fusion Capital Fund II, LLC dated October 30, 2002.

99.1	Certification of President and CEO

99.2	Certification of Senior Vice President Administrative and Financial Operations, CFO

*	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.

***	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 27, 2002.