Form 10-K
period 2003-06-30
AASTROM BIOSCIENCES INC
filed 2003-09-09
CIK 887359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number 0-22025

AASTROM BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	94-3096597 (I.R.S. Employer Identification No.)

24 Frank Lloyd Wright Drive
P. O. Box 376
Ann Arbor, MI 48106
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (734) 930-5555

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of the registrant’s Common Stock, no par value (“Common Stock”), held by non-affiliates of the registrant (based on the closing sales price of the Common Stock as reported on the Nasdaq SmallCap Market) on December 31, 2002 was approximately $24 million. This computations excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding shares of Common Stock, since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2003, 71,244,315 shares of Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference

Proxy Statement for the Annual Meeting of Shareholders scheduled for November 12, 2003	Items 10, 11, 12, 13 and 15 of Part III

AASTROM BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K

     Except for the historical information presented, the matters discussed in this Report, including our product development and commercialization goals and expectations, revenue expectations, potential market opportunities, our plans and anticipated results of clinical development activities and the potential advantage of our products and product candidates under development, include forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Business Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless the context requires otherwise, references to “we,” “us,” “our” and “Aastrom” refer to Aastrom Biosciences, Inc.

PART I

ITEM 1. BUSINESS

     We are a late-stage development company that has strategically moved from a business model that was originally based on the Bone Marrow Transplantation market to a company focused on other human cell-based therapies. We have identified multiple paths to revenue based on our proprietary ex vivo (outside the body) cell production technology, including the near-term Cell Production Products operations, and an active Prescription Cell Product pipeline for stem cell tissue repair and regeneration, and cancer and infectious disease treatments.

     Our core technology is based on our proprietary AastromReplicell™ System, an integrated system of instrumentation and single-use consumable kits that implements our patented single-pass perfusion process in a fully automated closed-loop culturing system to optimize cell growth and viability. This system provides nutrients to cells by mimicking the natural cell-growth environment, and enabling cells to grow effectively while retaining high biological function, without various cloning approaches. Our programs currently use bone marrow, cord blood and blood cells as starting sources of cells. As such, federal support or other factors relating to embryonal stem cell research have no direct impact on our current product programs. In addition, this system provides Good Manufacturing Practices, GMP-compliant manufacturing and automated process control for the commercial-scale production of human cells. We do not believe that any other comparable system currently exists.

     Our Cell Production Products operation has created a path to near-term revenue. The AastromReplicell™ System and DC-I (dendritic cells for fusion and transfection), DCV-I (complex antigen-loaded dendritic cells) and DCV-II (peptide-loaded dendritic cells) cell production kits are being sold to academic researchers and companies that are developing cancer vaccines. The recent commercialization of our automated cell production instruments and cell-specific production kits is expected to generate revenues although we are not yet able to project the market size and growth for these products.

     In addition, we are leveraging our ex vivo cell production technology for a growing Prescription Cell Product pipeline focused on two areas: Tissue Repair Cells (TRCs) for stem cell-derived tissue repair and regeneration, and Therapeutic Cells (TCs) for immune system-directed attacks on certain cancers and other infectious diseases.

     Using the AastromReplicell™ System with its patented single-pass perfusion, TRCs are grown from a small sample of a patient’s bone marrow and, once administered back to the patient, are intended to generate normal tissue. The primary TRC product being evaluated is our OCG-I cells for bone grafting (fusions, fractures or dental defects). We are currently preparing for OCG-I clinical trials in both the United States and Europe. We also have in development OC-I cells for osteoporosis, and SC-I cells for autologous bone marrow transplants in lymphoma patients. The SC-I product has been CE-Marked in Europe and is currently being evaluated by a limited number of centers in Europe. In the United States, the SC-I therapy reached Phase III trials, although we halted these trials due to a shift in medical practice that reduced patient need and availability. We also believe that the stem cell components of our TRCs may be useful for other medical indications, including the regeneration of cardiac and vascular tissues. Our CB-I clinical trials have been closed out. We have no plans to continue this product development of our CB-I kits at this time, unless entirely funded by grants, due to the limited size of the potential market.

     We are developing TC products using human cells to cause the patient’s immune system to attack certain cancers and other infectious diseases. Blood-derived dendritic cells, which are the body’s crucial mobilizers of the immune T-cells response, are cultured in the AastromReplicell™ System to produce our proprietary Dendricell™. After being exposed to a particular biological signal, or antigen, the Dendricell™ may act to trigger a cell-mediated immune response in a patient against the cancer cells or viral pathogens. The first Dendricell™ clinical trials are planned at Stanford

University for a multiple myeloma cancer vaccine and at Duke University for a colorectal cancer vaccine. In addition, we are in the pre-clinical stage for a T-cell therapeutic targeting the Epstein-Barr Virus.

     In addition to our consumable DC-I, DCV-I and DCV-II cell product kits, we have begun marketing our automated cell production instruments in Europe and the United States for research use. Through Zellera AG, our wholly owned subsidiary located in Berlin, Germany, we are actively coordinating country-specific sub-distributorships and service networks in Europe.

     We are led by a seasoned management team, which is advised by a Technology Review Board comprised of well-respected senior medical, financial and marketing executives with extensive knowledge of our technology and industry. Management is leading a transition from our genesis as a medical device manufacturer to a contributor and developer in the broader and more potentially lucrative therapeutic sector.

Cell Therapy

     Cell therapy is the use of living cells in the treatment of medical disorders. These cells can either be used in conjunction with, or as a replacement for, traditional therapies. Cell therapy began with simple, but very effective, blood and platelet transfusions, and more recently has expanded to include specialized procedures including hematopoietic stem cell transplants obtained from the marrow or from the blood stream after stem cell mobilization. Recent pre-clinical and clinical observations appear to extend the potential use of bone marrow-derived stem cells to regenerate multiple tissues including heart, lung, liver, bone, cartilage, nerve and blood vessels.

     In hematopoietic procedures, stem cells are transplanted into patients to restore blood and immune system function that is damaged or destroyed by aggressive chemotherapy and/or radiation therapy used to treat the cancer. In immunologic cell therapy, T-cells and dendritic cells are administered to stimulate an immune response in patients with various forms of cancers and infectious diseases, such as viral infections. Most recently, researchers are developing emerging cell therapies utilizing bone marrow-derived stem cells that may restore various tissues of the body including bone, cartilage, spinal cord, heart muscle, liver, blood vessels and beta-cells of the pancreas. While these forms of cell therapy are emerging as potential new treatment options for several diseases, the success of cellular therapy is based, in part, on the need for care providers to be able to access therapeutic quantities of biologically active cells necessary for patient treatment. The AastromReplicell™ System is being developed to fill this need.

Tissue Repair Cells

     Bone marrow stem and stromal cells (sometimes also referred to as mesenchymal stromal cells) contribute to the repair of various solid tissues including bone marrow, connective tissues such as bone and cartilage, and other tissues including the heart. These cells are present in Aastrom’s TRCs. Diseases that could be treated with bone marrow-derived stem cells include bone fractures, osteoporosis, congestive heart failure, myocardial infarct, liver damage, diabetes, peripheral vascular insufficiency and spinal cord damage. Thus, cell based therapy could provide therapeutic intervention for millions of patients annually.

     Currently, there are unmet medical needs in the areas of bone grafting, osteoarthritis and osteoporosis that could be addressed by a cell therapy approach. In bone grafting, there is an unmet need for an effective bone substitute that does not require the invasive and highly morbid autograft procedure for harvesting the patient’s own bone. Aastrom’s TRCs could meet this need by providing a large number of bone forming cells to produce a response that is similar to autograft but without the invasive and morbid collection procedure. In osteoarthritis, the Aastrom cell therapy approach has the potential to be a means of repairing cartilage and delaying the need for joint replacement. In the osteoporosis market, there is a need for more regenerative/disease modifying therapies that is partially being met by emerging anabolic treatments. However, the requirements for daily oral medicines or needle injection for administration makes these emerging treatments highly inconvenient. For patients with severe osteoporosis, an Aastrom approach using a systemic infusion of expanded cells may have the potential to help rebuild bone while requiring fewer courses of therapy.

     Aastrom is in the late stages of initiating clinical trials with our bone marrow-derived stem cells (TRCs) to regenerate bone for the treatment of serious fractures. The Aastrom approach of expanding a small amount of marrow collected by needle aspiration could eliminate the requirement to collect large amounts of bone from patients, a procedure known as iliac crest bone harvest. Although highly effective, bone harvesting involves invasive surgical collection of tissues from the patient’s hip, often causing long term pain. Additionally, some patients, especially elderly patients, are unable to donate adequate amounts of harvested bone. The Aastrom approach would eliminate bone harvest morbidity and facilitate a more rapid patient recovery. If successful in the treatment of bone fractures, the use of bone marrow stem cells could be extended to the treatment of other orthopedic conditions such as spinal disk surgery requiring bone fusion.

     Recently, bone marrow-derived cells have been demonstrated to be able to form other unrelated tissues of the body such as muscle, nerve, brain, heart and liver. When studied in small animal models, marrow cells injected directly into the heart or mobilized into the blood stream have shown significant improvement in heart function after a myocardial infarct allowing more mice to survive. In these studies, marrow cells differentiated into cells of the damaged heart such as muscle and blood vessel. The potential implications of these observations are enormous, raising the possibility of organ regeneration from adult-derived stem cells avoiding the many issues of embryonal stem cells. Such observations will require demonstration in large animal models and eventually, in human trials. In human clinical trials, bone marrow cells have regenerated blood vessels to treat patients with peripheral vascular insufficiency. This indication occurs in up to 15% of adults and development of an effective treatment could improve the quality of life for patients by allowing ambulation without the pain of vascular insufficiency known as claudication, and by avoiding the extreme need for amputation in end-stage patients.

     The expansion of Aastrom’s Tissue Repair Cell program, as mentioned above, is based on the progress of Aastrom’s lead SC-I bone marrow stem cell product. Aastrom’s ex vivo-produced SC-I bone marrow stem cell product has demonstrated clinical success for hematopoietic and bone engraftment in humans. Aastrom’s SC-I cells have also been able to regenerate bone when given intravenously and will be studied to treat fractures by installation directly into the fracture site. The SC-I cell mixture is comprised of expanded bone marrow, including both hematopoietic, endothelial and mesenchymal stem cells, and is intended for the restoration of normal blood and immune system function in patients that have undergone aggressive chemotherapy or radiation treatment. The SC-I cell mixture is intended to provide either an alternative method of obtaining cells used in stem cell transplantation, or to augment cells obtained through a peripheral blood stem cell (“PBSC”) collection in situations where it is difficult to obtain the desired quantity of PBSCs.

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

     In July 2002, Aastrom’s SC-I autologous bone marrow stem cells produced using the AastromReplicell™ System, were granted orphan product status by the U.S. Food and Drug Administration. Aastrom’s therapeutic ex vivo-produced bone marrow stem cells received the orphan product designation for use in cancer patients requiring a stem cell transplant following high-dose chemotherapy, but who are unable to provide sufficient numbers of blood stem cells for adequate treatment using current transplant methods. This orphan product classification is awarded to select approaches that offer potential therapeutic value in the treatment of rare disease and conditions.

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

     T-lymphocytes, a class of white blood cells, play an important role in the human immune system and are responsible as the effector cell of the immune response in a broad spectrum of cancers and infectious diseases. Therapeutic procedures using cytotoxic T-lymphocytes (CTLs) involve collecting T-lymphocytes from a patient and culturing them in an environment resulting in significantly increased numbers of T-cells including those with specificity for a particular disease target. Another approach is to generate only antigen-specific CTLs ex vivo by stimulating their growth with antigen-specific dendritic cells or other antigen-specific presenting cells. Clinical trials have demonstrated that both kinds of T-cell therapy can be very effective to treat cancer and viral infections. Other companies and institutions have initiated clinical trials to demonstrate CTL effectiveness. The ex vivo production of these cells under conditions for use in medical treatment represents a critical step in the advancement of this therapy and the AastromReplicell™ System in being developed to support this application.

     We have developed our Dendricell™ products to provide a base dendritic cell for certain of these emerging immunotherapies. Following CE Mark approval, we are selling the Dendricell™ products in Europe. In the U.S., we intend to sell the Dendricell™ products for clinical research use, and we are evaluating plans to develop our own proprietary cancer vaccines, subject to additional funding or strategic partnerships

Aastrom’s Proprietary Core Technologies

     Our technology platform consists of two components: (i) proprietary processes, “single-pass perfusion”, and culture devices to enable certain types of stem cells and other types of human cells to be produced with superior biological capabilities as compared with standard cell culture approaches, and (ii) the AastromReplicell™ System clinical cell production platform that is designed to standardize and enable an effective GMP-compliant commercialization pathway for bringing therapeutic cell production to medical practice. The AastromReplicell™ System consists of an instrumentation platform, to be integrated within the hospital or other centralized facilities, that can operate a variety of single-use therapy kits that are specific to the desired medical application. Through this product configuration, we intend either to directly provide cells for therapeutic use, or to enable customers or potential collaborators with the capability to produce cells for therapeutic applications through sale of the AastromReplicell™ System product line and cell therapy products. This approach is intended to provide a product pathway for each cell therapy that is equivalent to a biological product including regulatory approval, reimbursement, marketing and pricing. We believe that the product design of the AastromReplicell™ System will allow us to develop additional cell therapy products to provide standardization for a number of emerging cell therapies being developed by other researchers.

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

     Growth factors can be added to stimulate specific cell lineages to grow cells, or to increase cell growth, to meet a particular therapeutic objective. We believe the stem cell growth process can best be completed with little or no additional stem cell selection or purification procedures. This stem cell replication process can also enable or augment the genetic modification of cells by providing the cell division step needed for new genes to integrate into the stem cell DNA. Other currently available cell culture methods tend to result in a loss of stem cells, either through death or through differentiation into mature cells. When compared with cells grown using standard cell culture techniques, the perfusion approach enables stem cells to grow, and improves the biological features of other types of human cells as well. We have exclusive rights to several issued U.S. patents that cover these processes and cell compositions.

     We have developed a proprietary cell culture chamber to implement our process technology. The culture chamber can produce cells on a clinical-scale and allows for recovery of the cells for therapeutic use. Our pre-clinical data indicate that our cell culture chamber may be used for growing various types of human therapeutic cells, such as stem cells, T-cells and dendritic cells used for immunotherapies, chondrocytes for cartilage replacement, and mesenchymal cells for bone and cartilage replacement. We hold exclusive rights to issued U.S. patents and additional applications for our cell culture chamber device technology.

The AastromReplicell™ System

     The AastromReplicell™ System is our proprietary clinical-scale cell production platform to enable the large scale ex vivo production of a variety of therapeutic cells at healthcare facilities, independent laboratories, transplant centers, blood banks, and centralized cell production facilities. It has been designed to implement our stem cell growth process as well as processes for the production of other cell types. The AastromReplicell™ System is comprised of several components, including single-use therapy kits such as the OCG-I, SC-I, OC-I, DC-I, DCV-I and DCV-II Therapy kits, and microprocessor-controlled instruments. The single-use therapy kits include an AastromReplicell™ System Cell Cassette cartridge which contains our proprietary cell culture chamber, supply and waste reservoirs and harvest bag and process specific software which provides the cell production processing parameters to the AastromReplicell™ System instruments. The microprocessor-controlled instruments include the AastromReplicell™ System Incubator which controls the culture conditions for the production of cells within the Cell Cassette, and the AastromReplicell™ System Processor which automates the procedure sequences such as the inoculation of cells into, and harvesting of the cells from, the Cell Cassette. The AastromReplicell™ System Manager provides user interface software that monitors the cell production process in multiple Incubators, records relevant process variables and operator actions, and automatically generates cell production batch records.

     The AastromReplicell™ System is designed to be operated with minimal operator activity by a medical or laboratory technician and can implement clinical-scale cell production at the patient care site. The endpoint of the AastromReplicell™ System process is a blood-bag containing cell product. The control and documentation features of the AastromReplicell™ System have been designed to meet GMP requirements for the therapeutic production of cells. The product configuration of the AastromReplicell™ System consists of an instrumentation platform that can be integrated within the hospital or other centralized facility operating a variety of single-use therapy kits that are specific to the desired medical application. The System can be scaled-up producing simultaneously multiple independent cell batches and is suitable for installation in a regional or de-centralized cell production facility. This is intended to provide a product pathway for each cell therapy that is similar to a biological product including regulatory approval, reimbursement, marketing and pricing. We believe that the product design of the AastromReplicell™ System will allow us to develop additional cell therapy kits to provide a commercialization pathway for a number of emerging cell therapies being developed by other researchers.

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

     Pre-clinical tests have demonstrated tumor cell purging of certain cancer cells in the AastromReplicell™ System expansion process. Cancer patients with tumor metastases, in which the cancer has spread to the blood and bone marrow, have not traditionally been candidates for autologous stem cell transplants because such transplants might reintroduce cancer cells into the patient. Moreover, patients may have undetected tumor cells present in their marrow or PBSC transplant, which could re-establish cancer in the patient following transplant. Our initial pre-clinical results, as well as studies conducted by third-party investigators, have shown that some primary human tumor cells die or do not grow during hematopoietic cell culture. The smaller volume of starting cells used for the AastromReplicell™ System compared with bone marrow harvest or PBSC transplants may provide approximately 10 to 70 fold less tumor cells in a transplant.

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

     Supplemental therapy with AastromReplicell™ System produced cells. Collection of cells for transplant is a variable procedure requiring longer collection procedures for some patients compared to others. The AastromReplicell™ System offers a means to augment current collection techniques, thereby reducing variability and the overall collection burden for the patient and care provider. For some patients, these standard collection techniques are unable to collect enough cells for a therapeutic dose and the AastromReplicell™ System offers a means to obtain the required cell volumes to permit continuation of treatment.

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

Product Development

     The AastromReplicell™ System is an automated clinical system designed to produce therapeutic cells for the treatment of a broad range of diseases, including cancer, infectious diseases and the restoration of solid tissues.

     The AastromReplicell™ System is designed as a family of products consisting of an instrumentation platform that operates single-use, patient-specific therapy kits. Each therapy kit, which is specific to the desired cell or tissue type, is operated by the AastromReplicell™ System instrument platform, which automates the otherwise complex cell production processes. This instrument platform allows for on-site cell manufacturing that is compliant with GMPs. The process instructions contained within each therapy kit, and where applicable, the reagents, growth medium and cytokines, are specific for the production of each cell type. This product design feature provides for a variety of therapy kits to be integrated into the AastromReplicell™ System product line.

Prescription Cell Products

     Our initial development efforts had been focused on the development of the SC-I kit for the production of bone marrow stem cells for use in bone marrow transplantation. A decreased market opportunity for the SC-I product in this market has led to the discontinuance of further product development in this area. Our current product development efforts are focused on the development of bone marrow stem cells for use in orthopedic indications (OCG-I product for bone grafting and OC-I product for osteoporosis) and the development of bone marrow stem cells for use in vascular system regeneration (VC-I product). These cells and processes are very similar to those produced with the SC-I process which have been introduced into human patients in previous trials (see Clinical Development). Clinical trials are in current development for OCG-I to demonstrate bone formation in patients with large bone fractures. Opportunities for the utility of bone marrow stem cells in cardiac repair are being evaluated. All of these products use Aastrom’s proprietary process and device technologies. We believe that additional products may be developed for use in a variety of other emerging cell therapies.

Cell Production Products

     The AastromReplicell™ System has the potential to supplant current manual cell culture methods to produce therapeutic quantities of cell types such as T-cells, dendritic cells, cell-based cancer vaccines, chondrocytes, mesenchymal cells, keratinocytes and neuronal cells. For example, Aastrom recently developed the DC-I, DCV-I, and DCV-II kits for dendritic cell production. Other than a limited application of chondrocyte therapy, novel cell therapies are still in early stages of development by third parties, and such other cell therapies may not be successfully developed. Potential advantages of the AastromReplicell™ System in these therapies may include: (i) reducing labor and capital costs; (ii) enhancing process reliability; (iii) automating quality assurance and process record keeping; (iv) reducing the need for specialized, environmentally controlled facilities; (v) providing greater accessibility of these procedures to care providers and patients; and, (vi) in certain cases, providing a more biologically active cell product.

     Modification of such processes and application of our products to the expansion of other cell types will require additional development of specialized cell culture capabilities that may need to be incorporated within our existing product platform. Such modifications may require us to raise substantial additional funds, or to seek additional collaborative partners, or both. We may not be able to successfully modify or develop existing or future products to enable such additional cell production processes. These business opportunities are dependent upon successful development and regulatory approval of these novel cell therapies. These novel therapies may not be successfully developed by other companies or approved by applicable regulatory authorities, and our processes or product candidates may not be able to be successfully applied in such therapies. In addition, we may be required to obtain license rights to such technologies in order to develop or modify existing or future products for use in such therapies. We may not be able to obtain such licenses and such licenses, if available, may not be obtained on commercially reasonable terms. See “Clinical Development” and “Business Risks.”

     Research and development expenses for the fiscal years ended June 30, 2001, 2002 and 2003 were $4,983,000, $5,428,000 and $5,647,000, respectively.

Clinical Development

     The clinical trial direction of our studies has been influenced by observations limiting the scope of hematopoietic stem cell transplantation and by observations that our bone marrow cell products may be suitable as an adjunct to substantial market opportunities in bone and blood vessel regeneration.

Planned Activities

     In reviewing the pre-clinical and clinical data for our bone marrow cell products in various Aastrom supported trials, we have noted a substantial increase in the mesenchymal stromal cell content. Mesenchymal stromal cells are integral for bone marrow to generate non-hematopoietic tissues such as bone and cartilage. Our bone marrow cell product had been given to one patient, on a compassionate basis, with a congenital genetic defect (hypophosphatasia) which results in a lethal condition of abnormal bone and cartilage formation. This compassionate use treatment, now published in the Journal of Bone and Mineral Research, resulted in sustained bone formation in the child that has continued after expanded cell infusion. Subsequently, we have demonstrated in the laboratory that our expanded bone marrow cell product is capable of forming bone. Based on these pre-clinical and clinical observations, we are now preparing to initiate clinical trials for bone regeneration in patients with severe fractures who require the addition of bone forming cells to their fracture site. The results of the fracture studies may allow our bone marrow cell product (termed “OCG-I”) to also be used as an adjunct to spinal fusion surgery after appropriate clinical trials and review by the FDA. The market value of these two orthopedic procedures is substantially greater in comparison to the static and rather limited hematopoietic stem cell market. We are also planning to evaluate OCG-I cells to augment dental bone engraftment treatment as a method to improve the well-being of patients.

     Our bone marrow cell product has also been demonstrated in the laboratory to contain a substantial number of cells capable of both forming and stimulating blood vessel growth. We are considering concepts of studying expanded bone marrow cells for the treatment of peripheral vascular disease based on clinical observations of efficacy using large volumes of unexpanded bone marrow cells.

     The preliminary results of our pre-pivotal trials may not be indicative of results that will be obtained from subsequent patients in the trials or from more extensive trials. Further, our pre-pivotal or pivotal trials may not be successful, and we may not be able to obtain the required biologic license application (BLA) registration or required foreign regulatory approvals for the AastromReplicell™ System in a timely fashion, or at all. See “Business Risks.”

Previous Activities

     The AastromReplicell™ System and certain cell products produced using this system have been evaluated in multi-site clinical trials in the U.S. under Investigational Device Exemption (IDE) and Investigational New Drug (IND) from the FDA. The initial goals of our clinical trial program were to obtain a Pre-Market Approval (PMA) in the U.S., necessary to market the AastromReplicell™ System for autologous hematopoietic stem cell support after high-dose cytotoxic therapy for the treatment of patients with carcinoma of the breast or lymphoma, and to support European marketing activities.

     Recent discussions with the FDA have indicated that the cell products will now require a Biologics License Application (BLA) for product registration, which was not originally expected or planned.

     We have conducted clinical trials in the U.S. evaluating bone marrow cells produced in the AastromReplicell™ System from a small starting amount of the patient’s own bone marrow. Results from initial studies demonstrated the ability of the AastromReplicell™ System to safely and reliably produce stem and progenitor cells that engraft and restore blood system function in breast cancer patients who had undergone very aggressive chemotherapy. Further, the small volume aspirate, along with a purging of contaminated tumor cells during the stem cell production, indicated a way to offer patients a transplant with a lower risk of receiving back tumor cells.

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

     However, during the course of the Phase III clinical trial of the SC-I cells, medical developments occurred that have influenced our strategy. These developments included:

1)	The demonstration that bone marrow stem cells collected from the PBSC after mobilization by cytokine(s) and/or chemotherapy resulted in more rapid hematopoietic engraftment compared to stem cells collected directly from the bone marrow.

2)	The demonstration that only a fraction of patients would be unable to be successfully mobilized for the collection of PBSC using a combination of chemotherapy with augmented dose hematopoietic cytokines.

3)	The demonstration that high-dose cytotoxic therapy requiring stem cell support did not result in increased survival benefit for patients with carcinoma of the breast compared with standard, less toxic chemotherapy, thus eliminating this medical approach.

4)	The demonstration that dose-dense chemotherapy followed by cytokine supported hematopoietic recovery may be an alternative to PBSC transplantation for patients with carcinoma of the breast.

The results of these medical market developments substantially reduced the ability to accrue patients in the Phase III trial we had started. Further, these observations indicated to us that the market value of the product studied by the current clinical hematopoietic studies was becoming markedly constrained and much reduced from estimates performed before trial initiation. Given the limited market opportunity, the newly added regulatory requirements, and our available resources, we are no longer pursuing that Phase III trial. With the greatly reduced market size for the SC-I cells, we successfully obtained Orphan Product Designation.

     We have also conducted clinical feasibility trials to evaluate umbilical cord blood (CB) cells produced in the AastromReplicell™ System to improve recoveries of pediatric and adult patients requiring donor-derived (or allogeneic) stem cell transplants. Results of the pediatric transplants indicated that AastromReplicell™ System-produced cells were safe and well tolerated by the patients. Results from our adult cord blood trial may suggest that the AastromReplicell™ System could increase the quantity of cord blood cells available but do not significantly affect the rate of hematopoietic recovery. We had extended these trials into a comparative adult trial with concurrent controls. Recently, the clinical enthusiasm for the use of CB for the treatment of adults has diminished with the identification of increased morbidity and mortality when compared to pediatric patients receiving CB transplantation. The increased morbidity was due to delayed hematopoietic and immunological recovery. The waning enthusiasm for CB transplants for adults has caused Aastrom to halt its CB comparative trial due to the very diminished market opportunity. Our research has identified alternative approaches with our technology using stromal cells for ex-vivo production of CB cells. We may later pursue a clinical evaluation of one or more of these approaches.

Strategic Relationships

     In June 2003, we announced a strategic alliance with the Musculoskeletal Transplant Foundation (MTF) to jointly develop and commercialize innovative treatments for the regeneration of tissues such as bone and cartilage. The collaboration aligns us with the leading provider of allograft, or donor-derived tissue, materials (matrices) with a focus on forming a coordinated business and clinical approach for new products and treatments needed in orthopedic medicine. During the formation of this alliance, MTF purchased, for cash consideration of $750,000, 1,759,112 shares of our common stock pursuant to a private placement. During the formation of this alliance, MTF purchased, for cash consideration of $750,000, 1,759,112 shares of our common stock pursuant to a private placement which required subsequent registration. We have no information as to if, or when, MTF would sell its shares.

     Under the terms of the alliance, Aastrom and MTF will coordinate and fund the development of products that are based on combinations of MTF’s matrices and our Tissue Repair Cells (TRCs). The companies will share in the development and clinical trial expense of these treatment approaches and products, and will adopt a coordinated promotion and marketing strategy for future products. In addition to the initial focus of allograft-based bone graft treatments employing combination products, the companies will explore new approaches for the regeneration of joint cartilage, as well as effective combinations of TRCs with MTF’s new ceramic technology.

Manufacturing

     We have established relationships with third party manufacturers that are FDA registered as suppliers of medical products to manufacture various components of the AastromReplicell™ System.

     In March 2003, we signed a three-year master supply agreement with Astro Instrumentation, L.L.C., to manufacture our products, component parts, subassemblies and associated spare parts, used in the instrumentation platform of our AastromReplicellTM System. We retain all proprietary rights to our intellectual property that is utilized by Astro pursuant to this agreement.

     In March 1996, we entered into a License and Supply Agreement with Immunex Corporation, now a wholly owned subsidiary of Amgen Corporation, for an initial five-year term to purchase and resell certain cytokines and ancillary materials for use in conjunction with the AastromReplicell™ System. The agreement provided for Immunex to receive up-front and renewal fees totaling $5,500,000. The amended agreement, allowed us to extend the term for successive two-year terms upon written notice and was subject to certain minimum purchase requirements. We have provided a notice extending the agreement through March 2003, and we are currently negotiating a new agreement with Amgen. In the event that Amgen elects to cease to supply to us cytokines and ancillary materials or is prevented from supplying such materials to us, there is no assurance that we could successfully manufacture the compounds ourselves or identify others that could manufacture these compounds to acceptable quality standards and costs, if at all.

     In December 1996, we entered into a Collaborative Supply Agreement with Anchor Advanced Products, Inc., Mid-State Plastics Division (MSP), now a division company of Moll Industries. Under this agreement, MSP conducted both pre-production manufacturing development and now performs commercial manufacturing and assembly of the Cell Cassette component of the AastromReplicell™ System for us. Throughout the term of this agreement, we have agreed to treat MSP as our preferred supplier of Cell Cassettes, using MSP as our supplier of at least 60% of our requirements for Cell Cassettes. The term of the manufacturing agreement is seven years, expiring in December 2003. Moll, which had filed for bankruptcy in September 2002, has announced that effective June 5, 2003 its plan of reorganization was confirmed by the courts and that it officially emerged from bankruptcy with a plan that became effective June 24, 2003. We are currently negotiating a new agreement with Moll. We retain all proprietary rights to our intellectual property that is utilized by MSP pursuant to this agreement.

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

Patents and Proprietary Rights

     Our success depends in part on our ability, and the ability of our licensors, to obtain patent protection for our products and processes. We have exclusive rights to over 25 issued U.S. patents, and non-exclusive rights to one other issued U.S. patent. These patents present claims to: (i) certain methods for ex vivo stem cell division as well as ex vivo human hematopoietic stem cell stable genetic transformation and expanding and harvesting a human hematopoietic stem cell pool; (ii) certain apparatus for cell culturing, including a bioreactor suitable for culturing human stem cells or human hematopoietic cells; (iii) certain methods of infecting or transfecting target cells with vectors; and (iv) a cell composition containing human stem cells or progenitor cells, or genetically modified stem cells, when such cells are produced in an ex vivo medium exchange culture. Certain patent equivalents to the U.S. patents have also been issued in other jurisdictions including Australia and Canada and under the European Patent Convention. These patents are due to expire beginning in

2006. In addition, we and our exclusive licensors have filed applications for patents in the United States and equivalent applications in certain other countries claiming other aspects of our products and processes, including a number of U.S. patent applications and corresponding applications in other countries related to various components of the AastromReplicell™ System.

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

     In December 2002, we entered into an agreement with Corning Incorporated that granted them an exclusive sublicense relating to our cell transfection technology for increased efficiency in loading genetic material into cells. We own the intellectual property rights to methods, compositions and devices that increase the frequency and efficiency of depositing particles into cells to modify their genetic code. Under terms of the agreement, Corning’s Life Sciences business will utilize our unique technology to enhance the development of their molecular and cell culture applications in areas that are not competitive to our core business interest. We retain exclusive rights to the applications of the technologies involving cells for therapeutic applications, and received an upfront payment in addition to future royalties from Corning.

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

Regulatory Process in the United States

     Our products are potentially subject to regulation as medical products under the Federal Food, Drug and Cosmetic Act, and as biological products under the Public Health Service Act. Different regulatory requirements may apply to our products depending on how they are categorized by the FDA under these laws. The FDA has indicated that it intends to regulate the cells produced in the AastromReplicell™ System as licensed biologic through the Center for Biologics Evaluation and Research. However, there can be no assurance that the FDA will ultimately regulate the AastromReplicell™ System in this manner.

     As current regulations exist, the FDA will require regulatory approval for certain human cellular or tissue based products, including cells produced in the AastromReplicellTM System, through a biologic license application (BLA).

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

Product Approval

     In order to obtain FDA approval of a new medical product, sponsors must generally submit proof of safety and efficacy. In some cases, such proof entails extensive pre-clinical and clinical laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There can be no assurance that the FDA will act favorably or in a timely manner in reviewing submitted applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals, in turn, which could delay or preclude us from marketing any products we may develop. The FDA may also require post-marketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with applicable regulations are not maintained or if problems occur following initial marketing. For patented technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit such technologies.

     If human clinical trials of a proposed medical product are required, the manufacturer or distributor of the product will have to file an Investigational Device Exemption (IDE) or Investigational New Drug (IND) submission with the FDA prior to commencing human clinical trials. The submission must be supported by data, typically including the results of pre-clinical and laboratory testing. Following submission of the IDE or IND, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If we are not notified of objections within that period, clinical trials may be initiated, and human clinical trials may commence at a specified number of investigational sites with the number of patients approved by the FDA. We have submitted several IDEs and INDs for the AastromReplicell™ System, and have conducted clinical studies under these IDEs.

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

     We believe that the cells produced in the AastromReplicell™ System will be regulated by the FDA as a licensed biologic, although there can be no assurance that the FDA will not choose to regulate this product in a different manner. The FDA categorizes human cell or tissue based products as either minimally manipulated or more than minimally manipulated, and has proposed that more than minimally manipulated products be regulated through a “tiered approach intended to regulate human cellular and tissue based products only to the extent necessary to protect public health.” For products which may be regulated as biologics, the FDA requires: (i) pre-clinical laboratory and animal testing; (ii) submission to the FDA of an IND or IDE application which must be effective prior to the initiation of human clinical studies; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; (iv) submission to the FDA of a biologic license application (BLA); and (v) review and approval of the BLA as well as inspections of the manufacturing facility by the FDA prior to commercial marketing of the product.

     Pre-clinical testing covers laboratory evaluation of product chemistry and formulation as well as animal studies to assess the safety and efficacy of the product. The results of these tests are submitted to the FDA as part of the IND. Following the submission of an IND, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If we are not notified of objections within that period, clinical trials may be initiated. Clinical trials are typically conducted in three sequential phases. Phase I represents the initial administration of the drug or biologic to a small group of humans, either healthy volunteers or patients, to test for safety and other relevant factors. Phase II involves studies in a small number of patients to assess the efficacy of the product, to ascertain dose tolerance and the optimal dose range and to gather additional data relating to safety and potential adverse affects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, multi-center Phase III studies are initiated to establish safety and efficacy in an expanded patient population and multiple clinical study sites. The FDA reviews both the clinical plans and the results of the trials and may request us to discontinue the trials at any time if there are significant safety issues.

     The results of the pre-clinical tests and clinical trials are submitted to the FDA in the form of a BLA for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. Additional animal studies or clinical trials may be requested during the FDA review period that may delay marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The FDA requires that adverse affects be reported to the FDA and may also require post-marketing testing to monitor for adverse affects, which can involve significant expense.

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

Regulatory Process in Europe

     The AastromReplicell™ instruments and disposables are currently being regulated in Europe as a Class I Sterile, Class IIb or Class III medical device, under the authority of the Medical Device Directive (MDD) implemented by European Union (EU) member countries. These classifications apply to medical laboratory equipment and supplies including, among other products, many devices that are used for the collection and processing of blood for patient therapy. Certain ancillary products (e.g., biological reagents) used as part of the AastromReplicell™ System are treated as Class III medical devices.

     The MDD vest the authority to permit affixing of the CE Mark with various Notified Bodies. These are private and state organizations which operate under license from the Competent Authority of the member states within the EU to certify that appropriate quality assurance standards and compliance procedures are followed by developers and manufacturers of medical device products or, alternatively, that a manufactured medical product meets a more limited set of requirements. Notified Bodies are also given the responsibility for determination of the appropriate standards to apply to a medical product. Receipt of permission to affix the CE Mark enables a company to sell a medical device in all EU member countries. Other registration requirements may also need to be satisfied in certain countries.

     We have received permission from our Notified Body (The British Standards Institute) to affix the CE Mark to the AastromReplicell™ instrumentation and components for the SC-I kit, CB-I kit, DC-I kit, DCV-I kit and DCV-II kit. This has allowed us to market these products in the European Union. There can be no assurance that the AastromReplicell™ System will continue to be regulated under its current status, any change in which would affect our ability to sell the product and adversely affect our business, financial condition and results of operations.

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

     Aastrom competes in several key business segments. Within each business segment, we believe there are multiple competitors including the following competitors: (i) Tissue Repair Cell: Genzyme Corporation, Osiris Therapeutics, Inc. , Isolagen, Isotis and Johnson & Johnson are active in the market, (ii) Dendritic Cells: Dendreon Corporation, Genzyme Corporation, Immuno-Designed Molecules (vaccine market only), and (iii) Cell Production Products: Baxter Oncology, Miltenyi Biotec, Inc., and Nalge Nunc International.

Employees

     As of August 13, 2003, we employed approximately 44 individuals on a full time equivalent basis. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Executive Officers of Aastrom

     Our executive officers, and their respective ages as of August 13, 2003, are as follows:

Name	Age	Position

R. Douglas Armstrong, Ph.D.	50	President, Chief Executive Officer and Chairman of the Board of Directors
Robert J. Bard, J.D., R.A.C.	52	Vice President Regulatory Affairs and Quality Systems
Brian S. Hampson	46	Vice President Product Development
Steven N. Wolff, M.D.	54	Vice President Medical Research
Alan M. Wright	58	Senior Vice President Administrative and Financial Operations and Chief Financial Officer

     R.     Douglas Armstrong, Ph.D. joined Aastrom in June 1991 as a Director, and as its President and Chief Executive Officer. In 1999, Dr. Armstrong was elected as Chairman of Aastrom’s Board of Directors. From 1987 to 1991, Dr. Armstrong served in different capacities, including Executive Vice President and Trustee of the La Jolla Cancer Research Foundation (LJCRF), now named the Burnham Institute, a 250-employee scientific research institute located in San Diego, California. Dr. Armstrong received a Bachelor of Arts degree in Chemistry from the University of Richmond, and a Doctorate in Pharmacology and Toxicology from the Medical College of Virginia. Dr. Armstrong has held various faculty and staff positions at Yale University, University of California, San Francisco, LJCRF and University of Michigan. In addition, he was a participant in the formation of Telios Pharmaceuticals, Inc., has served on the boards of both biotechnology companies and a venture capital fund, and currently serves as Chairman of the Board for the Center for Cell Therapy.

     Robert J. Bard, J.D., R.A.C. joined Aastrom in October 2002 as Vice President Regulatory Affairs & Quality Systems with over 29 years of extensive domestic and international regulatory experience in the pharmaceutical, medical device and biotechnology sector. Prior to joining Aastrom, Mr. Bard served in several senior management capacities for a number of other companies in the medical industry, including: Gliatech, Inc., McKinley Medical, LLLP, I-Flow Corp., IVAC Corp. and Ultra Medical Devices, Inc., where he was responsible for regulatory compliance, quality assurance and manufacturing operations for biotech pharmaceuticals and medical devices. Mr. Bard earned a law degree from the American College of Law, and has a B.S. in Microbiology, with a minor in Biological Chemistry, from the University of California-Los Angeles. In addition, he has studied Pharmaceutical Sciences at Idaho State University and Mechanical Engineering at California State University-Long Beach. Mr. Bard is a member of the California Bar. He completed his ISO 9001 Lead Assessor Training in 1995, is a certified member of the Regulatory Affairs Professional Society, and is an ASQ-certified Quality Engineer. Mr. Bard is also the author of numerous professional and scientific papers and articles.

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

     Steven N. Wolff, M.D. joined Aastrom in April 2001 as Vice President Medical Research. Prior to joining Aastrom, Dr. Wolff held various distinguished positions at the Vanderbilt University School of Medicine, most recently as Professor of Medicine in the Division of Hematology/Oncology, and as Director of the Bone Marrow Transplant Program. In addition, Dr. Wolff has served on the National Marrow Donor Program Council from 1995 to 1997, as the Council’s President in 1997, and as the Chairman of the Finance Committee. Currently, Dr. Wolff participates as a Board Member for the Lance Armstrong Foundation, having served as Board President in 1998. Dr. Wolff holds an M.D. from the University of Illinois, with postgraduate training at Vanderbilt University School of Medicine and Washington University School of Medicine, and holds an undergraduate degree from Queens College. Dr. Wolff’s role with Aastrom changed effective August 31, 2003. At that time, Dr. Wolff relinquished his executive officer status as Vice President, and moved to a consulting role with the Company. In this capacity, Dr. Wolff will continue to provide Aastrom with leadership in the clinical trial and research areas. The new role will allow Dr. Wolff to resume his activity in academic medicine.

     Alan M. Wright joined Aastrom in September 2000 as a member of the Board of Directors until August 2002 when he joined the Company’s management team as Senior Vice President Administrative and Financial Operations. From 1991 to 2002, Mr. Wright held several executive positions at CMS Energy and its principal subsidiary, Consumers Energy, most recently as its Executive Vice President, Chief Financial Officer and Chief Administrative Officer, where he was responsible for raising $17 billion in capital during his tenure. Prior to joining CMS Energy, Mr. Wright held various financial management positions at Entergy Corporation, including Vice President of Finance. He served on the Finance Committee and the Finance and Regulation Executive Advisory Committee of the Edison Electric Institute (EEI), the Conference Board Council of CFOs, the Committee on Corporate Reporting of the Financial Executives Institute, and on Jenkins’ Special Committee to the Financial Accounting Standards Board. Mr. Wright earned a Bachelor of Science degree in Economics from Cornell University under a General Motors national scholarship. He has also completed Stanford University’s Executive Program, the EEI Executive Leadership Program and post-graduate studies in Accounting at the University of West Florida. In addition, Mr. Wright serves on the Board of Directors of Ensure Technologies, a privately held company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Beginning on February 4, 1997 our common stock was quoted on the Nasdaq National Market under the symbol “ASTM”. Since June 11, 2002, our common stock has been quoted on the Nasdaq SmallCap Market under the symbol “ASTM”. The following table sets forth the high and low closing prices per share of common stock as reported on the applicable Nasdaq Market:

Price Range of Common Stock

	High	Low

Year ended June 30, 2002:
1st Quarter	$2.40	$.93
2nd Quarter	1.21	.94
3rd Quarter	1.05	.72
4th Quarter	.71	.36
Year ended June 30, 2003:
1st Quarter	.46	.27
2nd Quarter	.66	.23
3rd Quarter	.53	.25
4th Quarter	1.45	.30

     As of August 31, 2003, there were approximately 542 holders of record of the common stock. We have never paid any cash dividends on our common stock and we do not anticipate paying such cash dividends in the foreseeable future. We currently anticipate that we will retain all future earnings, if any, for use in the development of our business.

     In May 2003, we issued in two separate transactions a total of 1,759,112 share of our common stock to Musculoskeletal Transplant Foundation (MTF) for an aggregate of $750,000. These shares were sold in a private placement under the exemption from registration provided by Section 4(2) of the Securities Act.

     In September 2002 and February 2003, we agreed to issue warrants for public and investor relations services. Under the terms of these agreements one holder is entitled to purchase 600,000 shares of common stock at $0.75 per share through December 19, 2004, and the other holder is entitled to purchase 100,000 shares of common stock at $0.50 through February 4, 2004. In addition, we have agreed, subject to a placement agreement to issue a warrant to purchase 97,595 shares of common stock at $0.91 through June 6, 2005. A placement was completed in June 2003. These warrants are issued in private transactions to investors who agreed to acquire the warrants for investment purposes, such that the transactions were exempt from shareholder approval and registration pursuant to Section 4(2) of the Securities Act.

     The following table sets forth information as of June 30, 2003 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuances:

	Number of
	Securities to be		Number of
	Issued upon	Weighted Average	Securities
	Exercise of	Exercise Price	Remaining Available
	Outstanding	of Outstanding	for Future Issuance
	Options,	Options, Warrants	Under Equity
	Warrants and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders (employees and directors)	4,345,759	$1.24	888,545
Equity compensation plans not approved by security holders (financings or services related)	797,595	$0.74	–

Balance, June 30, 2003	5,143,354		888,545[1]

1Includes shares issuable under the 2001 Stock Option Plan and the 1996 Employee Stock Purchase Plan.

ITEM 6. SELECTED FINANCIAL DATA

     The statement of operations data for the years ended June 30, 2001, 2002 and 2003 and for the period from March 24, 1989 (Inception) to June 30, 2003 and the balance sheet data at June 30, 2002 and 2003, are derived from, and are qualified by reference to, the audited consolidated financial statements included in this report on Form 10-K and should be read in conjunction with those financial statements and notes thereto. The statement of operations data for the years ended June 30, 1999 and 2000, and the balance sheet data at June 30, 1999, 2000 and 2001, are derived from audited consolidated financial statements not included herein. The data set forth below are qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended June 30,

						March 24,
						1989
						(Inception)
						to June 30,
	1999	2000	2001	2002	2003	2003

Statement of Operations Data:
Revenues:
Product sales and rentals	$34,000	$169,000	$85,000	$80,000	$314,000	$682,000
Research and development agreements	–	–	–	–	10,000	2,030,000
Grants	847,000	981,000	814,000	797,000	520,000	6,348,000

Total revenues	881,000	1,150,000	899,000	877,000	844,000	9,060,000

Costs and expenses:
Cost of product sales and rentals (1)	6,000	1,251,000	13,000	202,000	893,000	2,365,000
Research and development	10,871,000	6,289,000	4,983,000	5,428,000	5,647,000	87,148,000
Selling, general and administrative	2,836,000	3,364,000	2,482,000	3,528,000	4,017,000	28,127,000

Total costs and expenses	13,713,000	10,904,000	7,478,000	9,158,000	10,557,000	117,640,000

Loss from operations	(12,832,000)	(9,754,000)	(6,579,000)	(8,281,000)	(9,713,000)	(108,580,000)
Other income (expense):
Other income	1,237,000	–	–	–	–	1,237,000
Interest income	571,000	364,000	653,000	342,000	134,000	5,202,000
Interest expense	(4,000)	–	–	–	–	(267,000)

Net loss	$(11,028,000)	$(9,390,000)	$(5,926,000)	$(7,939,000)	$(9,579,000)	$(102,408,000)

Net loss applicable to common shares	$(11,507,000)	$(9,598,000)	$(5,926,000)	$(7,939,000)	$(9,579,000)

Net loss per common share (basic and diluted)	$(.75)	$(.41)	$(.17)	$(.19)	$(.19)

Weighted average number of common shares outstanding	15,342,000	23,344,000	34,030,000	42,121,000	50,984,000

	June 30,

	1999	2000	2001	2002	2003

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$7,528,000	$12,745,000	$10,659,000	$9,605,000	$10,512,000
Working capital	8,009,000	12,143,000	10,715,000	10,597,000	11,273,000
Total assets	9,540,000	13,437,000	11,905,000	11,553,000	12,155,000
Deficit accumulated during the development stage	(70,334,000)	(79,932,000)	(85,858,000)	(93,797,000)	(103,376,000)
Total shareholders’ equity	8,511,000	12,435,000	10,894,000	10,803,000	11,575,000

(1)	Cost of product sales and rentals for the year ended June 30, 2000 includes an inventory write off of $1,027,000 and for the years ended June 30, 2002 and June 30, 2003 includes a charge of $202,000 and $748,000 for obsolete and excess inventory, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Aastrom Biosciences, Inc. (Aastrom) was incorporated in March 1989 (Inception), began employee-based operations in 1991, and is in late-stage development. We currently operate our business in one reportable segment – research and product development, conducted both on our own behalf and in connection with various collaborative research and development agreements with others, involving the development and sale of processes and products for the ex vivo production of human cells for use in cell therapy.

     We are a late-stage development company that has strategically moved from a business model that was originally based on the Bone Marrow Transplantation market to a company focused on human cell-based therapies. We have identified multiple paths to revenue based on our proprietary ex vivo cell production technology, including the near-term Cell Production Products operation, and an active Prescription Cell Product pipeline for stem cell tissue repair and regeneration, and cancer and infectious disease treatments.

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

     Our Cell Production Products operation has created a path to near-term revenue. The AastromReplicell™ System and DC-I (dendritic cells for fusion and transfection), DCV-I (complex antigen-loaded dendritic cells) and DCV-II (peptide-loaded dendritic cells) cell production kits are being sold to academic researchers and companies that are developing cancer vaccines. The recent commercialization of our automated cell production instruments and cell-specific production kits is expected to generate revenues although we are not yet able to project the market size and growth for these products.

     In addition, we are leveraging our ex vivo cell production technology for a growing Prescription Cell Product pipeline focused on two areas: Tissue Repair Cells (TRCs) for stem cell-derived tissue repair and regeneration, and Therapeutic Cells (TCs) for immune system-directed attacks on certain cancers and other infectious diseases.

     Using the AastromReplicell™ System with its patented single-pass perfusion, TRCs are grown from a small sample of a patient’s bone marrow and, once administered back to the patient, are intended to generate normal tissue. The primary TRC application being evaluated is our OCG-I cells for bone grafting (fusions, fractures or dental defects). We are currently planning and preparing for OCG-I clinical trials in both the United States and Europe. We also have in development OC-I cells for osteoporosis, and SC-I cells for autologous bone marrow transplants in lymphoma patients. The SC-I product has been CE-Marked in Europe and is currently being evaluated by a limited number of centers in Europe. In the United States, the SC-I therapy reached Phase III trials, although these trials have halted due to a shift in medical practice that reduced patient need and availability. We also believe that the stem cell components of our TRCs may be useful for other medical indications, including the regeneration of cardiac and vascular tissues. Our CB-I clinical trials have been closed out. We have no plans to continue product development of the CB-I kit at this time, unless entirely funded by grants, due to the limited size of the potential market.

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

     Since our inception, we have been in the development stage and engaged in research and product development, conducted principally on our own behalf, but also in connection with various collaborative research and development agreements with others. We commenced our initial pilot-scale product launch in Europe of the AastromReplicell™ System with the SC-I kit in April 1999. At approximately this same time, data was released at international meetings that resulted in the majority of the patients who would otherwise have been candidates for the SC-I product, to no longer require the use of the product. This loss of market for the SC-I caused us to reorganize our operations and suspend all marketing activities in October 1999, pending the receipt of additional financing and the completion of the reorganization process. While we’ve initiated marketing activities in Europe for the CE Marked SC-I, DC-I, DCV-I and the DCV-II products, we do not expect to generate positive cash flows from our consolidated operations for at least the next two to three years and then only if more significant product sales commence. Until that time, we expect that our revenue sources will consist of sales from our Cell Production Product operation to academic and commercial research centers, grant revenue and research funding, milestone payments and licensing fees from potential future corporate collaborators. To date, we have financed our operations primarily through public and private sales of our equity securities. As a development-stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence, which is unlikely to occur until we obtain significant additional funding. Through June 30, 2003, we have accumulated losses of approximately $102 million. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, or complete additional corporate partnering or acquisition transactions.

Critical Accounting Policies

     There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements. Note 1 to our consolidated financial statements “Overview and Summary of Significant Accounting Policies” summarizes each of our significant accounting policies. The most significant accounting policies include those related to inventory, revenue recognition and accounts receivable.

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

     Revenue recognition. We generate revenue from grants and research agreements, collaborative agreements, product sales and rentals and licensing arrangements. Revenue from grants and research agreements is recognized on a cost reimbursement basis consistent with the performance requirements of the related agreements. Revenue from collaborative agreements is recognized when the scientific or clinical results stipulated in the agreement have been met and there are no other ongoing obligations on our part. Revenue from product sales is recognized when title to the product transfers and there are no remaining obligations that will affect the customer’s final acceptance of the sale, generally after installation and training. If there are remaining obligations, including training or installation (which we believe to be significant) revenue is recognized upon completion of these obligations. Revenue from licensing fees under licensing agreements is recognized as revenue when there are no future performance obligations remaining with respect to such fees. Payments received before all obligations are fulfilled are classified as deferred revenue.

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

Results of Operations

     Total revenues were $844,000 in 2003, $877,000 in 2002, and $899,000 in 2001. Revenues include product sales and rentals of $314,000 in 2003, $80,000 in 2002 and $85,000 in 2001, reflecting increased marketing efforts in Europe of our lead product, the AastromReplicell™ System, following resumption in fiscal year 2001 of our initial product launch that had been suspended in fiscal year 2001 pending receipt of additional funding. Grant revenues decreased to $520,000 in 2003 from $797,000 in 2002 and from $814,000 in 2001, reflecting the award of research grants and related research activities, to the extent that such associated costs are reimbursed under the grants. Grant revenues accounted for 62% of total revenues for the year ended June 30, 2003 and 91% for the years ended June 30, 2002 and 2001 and are recorded on a cost-reimbursement basis. Revenues for the year ended June 30, 2003 also include $10,000 in research and development agreements resulting from the sublicense agreement with Corning, Inc.

     Total costs and expenses were $10,557,000 in 2003, $9,158,000 in 2002 and $7,478,000 in 2001. The increase in costs and expenses from 2002 to 2003 is primarily the result of increased cost of product sales and rentals to $893,000 in 2003 from $202,000 in 2002 and $13,000 in 2001. These increases relate to the non-cash provision for obsolete and excess AastromReplicellTM System inventory that increased to $748,000 in 2003 from $202,000 in 2002 and $0 in 2001. Research and development expenses increased to $5,647,000 in 2003 from $5,428,000 in 2002 and $4,983,000 in 2001, reflecting increased research and product development activities in the areas of dendritic cell-based vaccines, tissue regeneration and preparation of our pending bone grafting clinical trials. Selling, general and administrative expenses increased to $4,017,000 in 2003 from $3,528,000 in 2002 and $2,482,000 in 2001, reflecting the continued expansion of marketing activities in Europe to further our commercialization efforts and additional capital raising costs not related to specific transactions. Selling, general and administrative expenses for the fiscal year ended June 30, 2003 also includes a non-cash charge of $335,000 relating to certain warrants issued in August 2002 for investment banking services and in June 2003 for public and investor relations services.

     Interest income was $134,000 in 2003, $342,000 in 2002 and $653,000 in 2001. The fluctuations in interest income are due primarily to corresponding changes in the levels of cash, cash equivalents and short-term investments during the periods and decreases from yields from our investments.

     Our net loss was $9,579,000, or $.19 per common share in 2003, $7,939,000, or $.19 per common share in 2002, and $5,926,000, or $.17 per common share in 2001. These increases in net loss are primarily the result of increased costs and expenses as the result of expanded research and market activities and, for the purposes of computing per share amounts, were offset by an increase in the weighted average number of common shares outstanding resulting from additional equity financings. We expect to report additional significant net losses until such time as more substantial product sales commence.

     We have not generated any profits to date and therefore have not paid any federal income taxes since inception. We issued shares of common stock in prior years, which resulted in multiple ownership changes under taxation rules (Section 382 of the Internal Revenue Code). Consequently, the utilization of net operating loss and tax credit carryforwards is significantly limited due to the multiple ownership changes, which have occurred under taxation rules. At June 30, 2003, we estimate the maximum Federal tax net operating loss and tax credit carryforwards, which could be utilized were $50,000,000 and $320,000 respectively, which will expire from 2005 to 2023, if not utilized. Our ability to utilize our net operating loss and tax credit carryforwards may become subject to further annual limitation in the event of future changes in ownership events.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through June 30, 2003, have totaled approximately $115 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.

     Our combined cash, cash equivalents and short-term investments totaled $10,512,000 at June 30, 2003, an increase of $907,000 from June 30, 2002. During the year ended June 30, 2003, we raised net proceeds of $10,016,000 through the sale of our equity securities. The primary uses of cash, cash equivalents and short-term investments during the year ended June 30, 2003 included $8,990,000 to finance our operations and working capital requirements, and $119,000 in capital equipment additions.

     Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. We do not expect to generate a positive cash flow from operations for at least the next several years due to the expected spending for research and development programs and the cost of commercializing our product candidates. We intend to seek additional funding through research and development, or distribution and marketing, agreements with suitable corporate collaborators, grants and through public or private financing transactions. Successful future operations are subject to several technical and business risks, including our continued ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for our products. We expect that our available cash and expected interest income will be sufficient to finance currently planned activities at least through the end of fiscal year 2004. These estimates are forward-looking statements based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption “Business Risks”, included herein. In order to grow and expand our business, and to introduce our product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock and economic conditions affecting the public markets generally or some portion or all of the technology sector. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse affect on our business. See “Business Risks” and “Notes to Consolidated Financial Statements” included herein.

Long-Term Contractual Obligations and Commitments

     The Company has contractual obligations for operating leases as disclosed in Footnote 6 – Commitments in “Notes to Consolidated Financial Statements”.

New Accounting Standards

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of SFAS No. 123” (SFAS No. 148). This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. The Company will continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The Company adopted the provisions of SFAS No. 148 and has made certain disclosures required by SFAS No. 148 in the consolidated financial statements presented in this report. The adoption of SFAS No. 148 did not impact Aastrom’s financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for Aastrom on December 31, 2002 but did not require any additional disclosures. The recognition provisions of the interpretation are effective for Aastrom in 2004 and are applicable only to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 did not have a material impact on the financial position or results of operations of Aastrom.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2003, our cash and cash equivalents included money market securities. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

     We were incorporated in 1989 and have experienced substantial operating losses since inception. As of June 30, 2003, we have incurred net losses totaling approximately $102 million. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and the AastromReplicell™ System, general and administrative expenses, and the prosecution of patent applications. We expect to incur significant operating losses until product sales increase, primarily owing to our research and development programs, including pre-clinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. We may not be able to achieve or sustain profitability.

Our inability to complete our product development activities successfully would severely limit our ability to operate or finance operations.

     Commercialization in the United States of our cell product candidates will require substantial clinical trials. While we have commenced initial marketing on a limited basis of the AastromReplicell™ System in Europe, we believe that the United States will be the largest market for our products. We may not be able to successfully complete development of our product candidates, or successfully market our technologies or product candidates. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technologies and product candidates. Our research and development programs may not be successful, and our cell culture technologies and product candidates may not facilitate the production of cells outside the human body with the expected result. Our technologies and product candidates may not prove to be safe and efficacious in clinical trials, and we may not obtain the requisite regulatory approvals for our technologies or product candidates and the cells produced in such products. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue.

We may not be able to raise the required capital to conduct our operations and develop our products.

     We will require substantial capital resources in order to conduct our operations and develop our products. In October 1999, we were forced to reduce operations based on our declining level of capital resources and our limited financing alternatives available at that time. The previous reduction in our operating activities has delayed our product development programs. We expect that our available cash and financing will be sufficient to fund currently planned activities through our 2004 fiscal year (ending June 30, 2004). However, in order to grow and expand our business, and to introduce our new product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. Accordingly, we are continuing to pursue additional sources of financing.

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

     Because of our long-term funding requirements, we are likely to access the public or private equity markets if and whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Further, we may enter into financing transactions at rates, which are at a substantial discount to market. This additional funding may not be available to us on reasonable terms, or at all. If adequate funds are not available in the future, we may be required to further delay or terminate research and development programs, curtail capital expenditures, and reduce business development and other operating activities.

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

     The market price of shares of our common stock has been volatile, ranging in closing price between $0.23 and $1.45 during the fiscal year ended June 30, 2003. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

•	clinical trial results;

•	the amount of our cash resources and our ability to obtain additional funding;

•	announcements of research activities, business developments, technological innovations or new products by us or our competitors;

•	entering into or terminating strategic relationships;

•	changes in government regulation;

•	disputes concerning patents or proprietary rights;

•	changes in our revenues or expense levels;

•	public concern regarding the safety, efficacy or other aspects of the products or methodologies we are developing;

•	reports by securities analysts; and

•	status of the investment markets.

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

     To be able to market cell products in the United States, we must demonstrate, through extensive pre-clinical studies and clinical trials, the safety and efficacy of our processes and product candidates, for application in the treatment of humans. If our clinical trials are not successful, our products may not be marketable.

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

     We must obtain the approval of the FDA before commercial sales of our cell product candidates may commence in the United States, which we believe will be the largest market for our products. We may also be required to obtain additional approvals from foreign regulatory authorities to continue or increase our sales activities in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our product candidates, or of the cells produced in such products, we may not be able to obtain required regulatory approvals. Patients receiving cells produced with our technologies and product candidates may not demonstrate long-term engraftment in a manner comparable to cells obtained from current hematopoietic stem cell therapy procedures. If we cannot demonstrate the safety or efficacy of our technologies and product candidates, including long-term sustained engraftment, or if one or more patients die or suffer severe complications, the FDA or other regulatory authorities could delay or withhold regulatory approval of our product candidates.

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

     We are seeking to obtain regulatory approval to market stem cell tissue repair and regeneration treatments, and cancer and infectious disease treatments. Even if we obtain all required regulatory approvals, we cannot be certain that our products and processes will be adopted at a level that would allow us to operate profitably. Our tissue repair products will face competition from existing, and/or potential other new treatments in the future which could limit revenue potential. It may be necessary to increase the yield and/or cell type purity, for certain of our Aastrom ReplicellTM System cell processes to gain commercial acceptance. Our technologies or product candidates may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technologies and product candidates and our potential revenues.

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

     We are required to meet certain financial tests (including a minimum bid price for our common stock of $1.00) to maintain the listing of our common stock on the Nasdaq Stock Market. Our common stock may be recommended for delisting (subject to any appeal we would file) if we do not maintain compliance with the Nasdaq requirements within specified periods and subject to permitted extensions. If our common stock were delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline.

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

     Our ability to successfully commercialize our product candidates will depend on the extent to which government healthcare programs, such as Medicare and Medicaid, as well as private health insurers, health maintenance organizations and other third party payors will pay for our products and related treatments. Reimbursement by third party payors depends on a number of factors, including the payor’s determination that use of the product is safe and effective, not experimental or investigational, medically necessary, appropriate for the specific patient and cost-effective. Reimbursement in the United States or foreign countries may not be available or maintained for any of our product candidates. If we do not obtain approvals for adequate third party reimbursements, we may not be able to establish or maintain price levels sufficient to realize an appropriate return on our investment in product development. Any limits on reimbursement available from third party payors may reduce the demand for, or negatively affect the price of, our products. For example, in the past, published studies have suggested that stem cell transplantation for breast cancer, that constituted a significant portion of the overall stem cell therapy market, at the time, may have limited clinical benefit. The lack of reimbursement for these procedures by insurance payors would negatively affect the marketability of our products.

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

Forward-looking statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These forward-looking statements include statements regarding:

•	potential strategic collaborations with others;

•	future capital needs;

•	product development and marketing plan;

•	clinical trial plans and anticipated results;

•	anticipation of future losses;

•	replacement of manufacturing sources;

•	commercialization plans; and

•	revenue expectations and operating results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Auditors	34

Consolidated Balance Sheets as of June 30, 2002 and 2003	35

Consolidated Statements of Operations for the years ended June 30, 2001, 2002 and 2003 and for the Period from March 24, 1989 (Inception) to June 30, 2003	36

Consolidated Statements of Shareholders’ Equity from March 24, 1989 (Inception) to June 30, 2003	37

Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2002 and 2003 and for the Period from March 24, 1989 (Inception) to June 30, 2003	38

Notes to Consolidated Financial Statements	39

Schedule II Valuation and Qualifying Accounts	53

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
Aastrom Biosciences, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Aastrom Biosciences, Inc. and its subsidiaries at June 30, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, and for the period from March 24, 1989 (Inception) to June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Minneapolis, MN
August 8, 2003

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30,

	2002	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,605,000	$10,512,000
Short-term investments	1,000,000	—
Receivables, net	120,000	350,000
Inventory, net	1,397,000	806,000
Other current assets	225,000	185,000

Total current assets	11,347,000	11,853,000
PROPERTY, NET	206,000	302,000

Total assets	$11,553,000	$12,155,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$589,000	$406,000
Accrued employee expenses	161,000	174,000

Total current liabilities	750,000	580,000

COMMITMENTS (Note 6)
SHAREHOLDERS’ EQUITY:
Common Stock, no par value; shares authorized – 100,000,000; shares issued and outstanding – 43,726,557 and 64,812,422, respectively	104,600,000	114,951,000
Deficit accumulated during the development stage	(93,797,000)	(103,376,000)

Total shareholders’ equity	10,803,000	11,575,000

Total liabilities and shareholders’ equity	$11,553,000	$12,155,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				March 24,
	Year ended June 30,			1989
				(Inception) to
	2001	2002	2003	June 30, 2003

REVENUES:
Product sales and rentals	$85,000	$80,000	$314,000	$682,000
Research and development agreements	–	–	10,000	2,030,000
Grants	814,000	797,000	520,000	6,348,000

Total revenues	899,000	877,000	844,000	9,060,000

COSTS AND EXPENSES:
Cost of product sales and rentals	13,000	–	145,000	388,000
Cost of product sales and rentals – provision for obsolete and excess inventory	–	202,000	748,000	1,977,000
Research and development	4,983,000	5,428,000	5,647,000	87,148,000
Selling, general and administrative	2,482,000	3,528,000	4,017,000	28,127,000

Total costs and expenses	7,478,000	9,158,000	10,557,000	117,640,000

LOSS FROM OPERATIONS	(6,579,000)	(8,281,000)	(9,713,000)	(108,580,000)

OTHER INCOME (EXPENSE):
Other income	–	–	–	1,237,000
Interest income	653,000	342,000	134,000	5,202,000
Interest expense	–	–	–	(267,000)

Total other income	653,000	342,000	134,000	6,172,000

NET LOSS	$(5,926,000)	$(7,939,000)	$(9,579,000)	$(102,408,000)

NET LOSS PER SHARE (Basic and Diluted)	$(.17)	$(.19)	$(.19)

Weighted average number of common shares outstanding	34,030,000	42,121,000	50,984,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Deficit
					accumulated
	Preferred Stock		Common Stock		during the	Total
					development	Shareholders'
	Shares	Amount	Shares	Amount	stage	Equity

BALANCE, MARCH 24, 1989 (Inception)	–	$–	–	$–	$–	$–
Net loss and comprehensive loss Net loss					(78,964,000)	(78,964,000)
Issuance of common stock for cash, services and license rights			1,195,124	2,336,000		2,336,000
Issuance of Series A through Series E Preferred Stock for cash, net of issuance costs of $342,000	9,451,766	34,218,000				34,218,000
Issuance of Series E Preferred Stock at $17.00 per share	205,882	3,500,000		(3,500,000)		–
Exercise of stock options and warrants			1,937,204	639,000		639,000
Issuance of Stock Purchase Rights for cash in September 1995 and March 1996				3,500,000		3,500,000
Principal payment received under shareholder note Receivable				31,000		31,000
Initial public offering of common stock at $7.00 per share, net of issuance costs of $2,865,000			3,250,000	19,885,000		19,885,000
Conversion of preferred stock	(11,865,648)	(55,374,000)	21,753,709	55,374,000		–
Compensation expense related to stock options granted				534,000		534,000
Issuance of 5.5% Convertible Preferred Stock at $5.00 per share, net of issuance costs of $1,070,000	2,200,000	9,930,000				9,930,000
Issuance of 1998 Series I Convertible Preferred Stock at $1,000 per share, net of issuance costs of $460,000	5,000	4,540,000	40,404	149,000		4,689,000
Issuance of 1999 Series III Convertible Preferred Stock at $1,000 per share, net of issuance costs of $280,000	3,000	2,720,000	49,994	90,000		2,810,000
Issuance of common stock, net of issuance costs of $200,000			5,264,827	12,900,000		12,900,000
Dividends and yields on preferred stock		466,000	148,568	502,000	(968,000)	–
Repurchase and retirement of Common Shares Outstanding			(32,171)	(73,000)		(73,000)

BALANCE, JUNE 30, 2000	–	–	33,607,659	92,367,000	(79,932,000)	12,435,000
Net loss and comprehensive loss					(5,926,000)	(5,926,000)
Exercise of stock options and issuance of stock under Employee Stock Purchase Plan			244,600	246,000		246,000
Exercise of stock purchase warrant			765,381	8,000		8,000
Compensation expense related to stock options granted			–	120,000		120,000
Issuance of common stock, net of issuance costs of $39,000			3,063,595	4,011,000		4,011,000

BALANCE, JUNE 30, 2001	–	–	37,681,235	96,752,000	(85,858,000)	10,894,000
Net loss and comprehensive loss					(7,939,000)	(7,939,000)
Exercise of stock options and issuance of stock under Employee Stock Purchase Plan			42,075	34,000		34,000
Issuance of common stock, net of issuance costs of $19,000			6,003,247	7,814,000		7,814,000

BALANCE, JUNE 30, 2002	–	–	43,726,557	104,600,000	(93,797,000)	10,803,000
Net loss and comprehensive loss					(9,579,000)	(9,579,000)
Exercise of stock options and issuance of stock under Employee Stock Purchase Plan			38,723	15,000		15,000
Compensation expense related to stock warrants granted			–	335,000		335,000
Issuance of common stock, net of issuance costs of $342,000			21,047,142	10,001,000		10,001,000

BALANCE, JUNE 30, 2003	–	$–	64,812,422	$114,951,000	$(103,376,000)	$11,575,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				March 24,
				1989
	Year ended June 30,			(Inception) to
				June 30,
	2001	2002	2003	2003

OPERATING ACTIVITIES:
Net loss	$(5,926,000)	$(7,939,000)	$(9,579,000)	$(102,408,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	171,000	126,000	119,000	3,446,000
Loss on property held for resale	–	–	–	110,000
Amortization of discounts and premiums on investments	(69,000)	–	–	(543,000)
Stock compensation expense	120,000	–	335,000	999,000
Inventory write downs and reserves	–	202,000	748,000	1,977,000
Stock issued pursuant to license agreement	–	–	–	3,300,000
Changes in assets and liabilities:
Receivables	113,000	9,000	(230,000)	(374,000)
Inventory	(725,000)	(874,000)	(253,000)	(2,879,000)
Other current assets	(55,000)	(12,000)	40,000	(185,000)
Accounts payable and accrued expenses	19,000	(267,000)	(183,000)	406,000
Accrued employee expenses	(10,000)	6,000	13,000	174,000

Net cash used for operating activities	(6,362,000)	(8,749,000)	(8,990,000)	(95,977,000)

INVESTING ACTIVITIES:
Organizational costs	–	–	–	(73,000)
Purchase of short-term investments	(1,500,000)	(5,500,000)	–	(62,124,000)
Maturities of short-term investments	12,250,000	4,500,000	1,000,000	62,667,000
Capital purchases	(58,000)	(153,000)	(119,000)	(2,915,000)
Proceeds from sale of property held for resale	–	–	–	400,000

Net cash provided by (used for) investing activities	10,692,000	(1,153,000)	881,000	(2,045,000)

FINANCING ACTIVITIES:
Issuance of preferred stock	–	–	–	51,647,000
Issuance of common stock	4,265,000	7,848,000	10,016,000	54,579,000
Repurchase of common stock	–	–	–	(49,000)
Payments received for stock purchase rights	–	–	–	3,500,000
Payments received under shareholder notes	–	–	–	31,000
Principal payments under capital lease obligations	–	–	–	(1,174,000)

Net cash provided by financing activities	4,265,000	7,848,000	10,016,000	108,534,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,595,000	(2,054,000)	1,907,000	10,512,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,064,000	10,659,000	8,605,000	–

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,659,000	$8,605,000	$10,512,000	$10,512,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–	$–	$267,000
Additions to capital lease obligations	$–	$–	$–	$1,174,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies

     Aastrom Biosciences, Inc. (Aastrom) was incorporated in March 1989 (Inception), began employee-based operations in 1991, and is in the development stage. The Company operates its business in one reportable segment – research and product development, conducted both on its own behalf and in connection with various collaborative research and development agreements with others, involving the development and sale of processes and products for the ex vivo production of human cells for use in cell therapy.

     Successful future operations are subject to several technical and business risks, including satisfactory product development, obtaining regulatory approval and market acceptance for its products and the Company’s continued ability to obtain future funding.

     The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. While available cash and investments are expected to finance currently planned activities at least through the end of fiscal year 2004, it will need to raise additional funds in order to complete its product development programs and commercialize its first product candidates. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success includes, the rate and degree of progress for its product development programs, the liquidity and volatility of its equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would negatively impact its business, financial condition and results of operations.

     Significant Revenue Relationships – One company accounted for 22% of total revenues for the period from Inception to June 30, 2003. However, for the fiscal year ended June 30, 2003, there was no revenue recognized from this source. Grant revenues consist of grants sponsored by federal and state programs.

     Suppliers – The Company is dependent on a single contract manufacturer and some of the key components in the Company’s products come from single or limited sources of supply.

     Principles of Consolidation – The consolidated financial statements include the accounts of Aastrom and its wholly-owned subsidiary, Zellera AG (Zellera) which is located in Berlin, Germany, (collectively, the Company). All significant inter-company transactions and accounts have been eliminated in consolidation. As of June 30, 2003, Zellera has only limited operations and is not currently a significant component of the consolidated financial statements.

     Cash and Cash Equivalents – Cash and cash equivalents include cash and highly liquid short-term investments with original maturities or remaining maturities of three months or less at the time of purchase.

     Short-Term Investments – Short-term investments consist of U.S. government securities and commercial paper with original maturities of over three months and less than one year. Short-term investments are classified as available-for-sale, and are presented at fair value, with unrealized gains and losses on investments reflected as a component of accumulated other comprehensive income within shareholders’ equity. Through June 30, 2003 the Company has not experienced unrealized gains or losses on its investments.

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Diversity of Credit Risk – The Company invests its excess cash in U.S. government securities and commercial paper, maintained in U.S. financial institutions, and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant realized losses on its cash equivalents or short-term investments.

     Inventory – The Company values its inventory that consists primarily of finished components of its lead product, the AastromReplicell™ Cell Production System, at the lower of cost (specific identification using first in, first out) or market. Furthermore, the Company regularly reviews inventory quantities on hand and records a provision to write down obsolete and excess inventory to its estimated net realizable value. Based on the aging of inventory at each period end, the Company utilizes a systematic approach to determine its reserve for obsolete and excess inventory. Under this systematic approach, inventory that is less than twelve months old, based on the receipt date, will be carried at full value. Inventory quantities in excess of twelve months old are reserved over a six-month period, until the items are either sold or fully reserved. The Company feels this approach is appropriate given its limited product sales history and the risk associated with its ability to recover the inventory as it is still in the process of establishing its product market. Future technological changes, new product development and actual sales results could result in additional obsolete and excess inventory on hand. This could have a significant impact on the value of the Company’s inventory and its reported operating results. The Company charged $202,000 and $748,000, for the years ended June 30, 2002 and 2003, respectively to cost of product sales and rentals — provision for obsolete and excess inventory.

     Property – Property is recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset (primarily three to five years) or the lease term, whichever is shorter.

     Revenue Recognition – Revenue from grants and research agreements is recognized on a cost reimbursement basis consistent with the performance requirements of the related agreement. Revenue from product sales is recognized when title to the product transfers to customers and there are no remaining obligations that will affect the customer’s final acceptance of the sale, generally installation and training (which the Company generally believes to be significant). If there are remaining obligations, including training and installation, revenue is recognized upon completion of these obligations. Revenue from achievement of milestone events, which to date has not been material, is recognized when the funding party agrees that the scientific or clinical results stipulated in the agreement have been met and there are no other ongoing obligations on the Company’s part. Revenue from licensing fees under licensing agreements is recognized as revenue when there are no future performance obligations remaining with respect to such fees.

     Research and Development Costs – Research and development costs are expensed as incurred. Such costs and expenses related to programs under collaborative agreements with other companies totaled $1,645,000 for the period from Inception to June 30, 2003.

     Stock Compensation – The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). As permitted by SFAS 123, the Company continues to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations and does not recognize compensation expense for its employee stock-based compensation plans as allowed by SFAS 123.

     If Aastrom had elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS No. 123, the following operating results would have occurred using the Black-Scholes option-pricing model to determine the fair value of the options:

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,

	2002	2003

Reported net loss	$(7,939,000)	$(9,579,000)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	–	–
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,243,000)	(827,000)

Pro forma net loss	$(9,182,000)	$(10,406,000)

Earnings per share:
As reported	$(.19)	$(.19)
Pro forma	$(.22)	$(.20)

     The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions;

	Year ended June 30,

	2001	2002	2003

Dividend rate	None	None	None
Expected stock price volatility	100%	100%	120%
Risk-free interest rate	4.8% – 5.9%	4.0% – 4.8%	2.5% – 3.3%
Expected life of options	5 years	5 years	5 years

     The weighted average fair value of options granted during the years ended June 30, 2001, 2002 and 2003 was $1.93, $.80 and $.28 per share, respectively.

     Income Taxes – The Company recognizes deferred tax assets and liabilities for the differences between the carrying amounts and the tax basis of assets and liabilities, as well as net operating loss and tax credit carryforwards. Additionally, the Company establishes a valuation allowance to reflect the likelihood of realization of deferred tax assets.

     Net Loss Per Share – Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the affect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the periods ended June 30, 2001, 2002 and 2003 is approximately 4,662,000, 6,143,000 and 5,144,000, respectively.

     Use of Estimates – The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. Actual results could differ from those estimates.

     Financial Instruments – The Company evaluates the fair value of those assets and liabilities identified as financial instruments and estimates that the fair value of such financial instruments approximates the carrying value in the accompanying financial statements. Fair values have been determined through information obtained from market sources and management estimates.

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Long-Lived Assets – The Company evaluates the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If such an event or change in circumstance occurs and potential impairment is indicated because the carrying value exceed the future undiscounted cash flow, the Company would measure the impairment loss as the amount by which the carrying value exceeds the fair value of the asset. No significant impairment losses have been identified by the Company for any of the periods presented in the accompanying financial statements.

     New Accounting Standards – In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of SFAS No. 123” (SFAS No. 148). This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. The Company will continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The Company adopted the provisions of SFAS No. 148 and has made certain disclosures required by SFAS No. 148 in the consolidated financial statements presented in this report. The adoption of SFAS No. 148 did not impact Aastrom’s financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for Aastrom on December 31, 2002 but did not require any additional disclosures. The recognition provisions of the interpretation are effective for Aastrom in 2004 and are applicable only to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 did not have a material impact on the financial position or results of operations of Aastrom.

2.   Selected Balance Sheet Information

     Short-Term Investments – All short-term investments are available-for-sale and have maturities of one year or less and are summarized as follows:

     The Company did not have any short-term investments at June 30, 2003.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

June 30, 2002 Commercial Paper	$1,000,000	$–	$–	$1,000,000

     Receivables – Receivables are presented, net of allowance for doubtful accounts of $34,000 and $31,000 at June 30, 2002 and 2003, respectively.

     Inventory – Inventory is presented, net of reserve for obsolescence and excess inventory of $202,000 and $950,000 at June 30, 2002 and 2003, respectively.

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Property – Property consists of the following:

	June 30,

	2002	2003

Machinery and equipment	$1,440,000	$1,538,000
Office equipment	956,000	965,000
Leasehold improvements	622,000	622,000
Equipment under lease	120,000	217,000

	3,138,000	3,342,000
Less accumulated depreciation and amortization	(2,932,000)	(3,040,000)

	$206,000	$302,000

     Accounts Payable and Accrued Expenses – Accounts payable and accrued expenses consists of the following:

	June 30,

	2002	2003

Accounts payable	$351,000	$251,000
Accrued expenses:
Clinical studies	135,000	13,000
Professional services	10,000	71,000
Manufacturing and engineering	53,000	5,000
Deferred revenue	–	9,000
Other	40,000	57,000

	$589,000	$406,000

3.   Shareholders’ Equity

     Stock Option Plans – The Company has various stock option plans (Option Plans) and agreements that provide for the issuance of nonqualified and incentive stock options to acquire up to 9,144,615 shares of common stock. Such options may be granted by the Company’s Board of Directors to certain of the Company’s employees, directors and consultants. The exercise price of incentive stock options shall not be less than the fair market value of the shares on the date of grant. In the case of individuals who are also holders of 10% or more of the outstanding shares of common stock, the exercise price of incentive stock options shall not be less than 110% of the fair market value of the shares on the date of grant. The exercise price of non-qualified stock options shall not be less than 85% of the fair market value on the date of grant. Options granted under these plans expire no later than ten years from the date of grant and generally become exercisable ratably over a four-year period following the date of grant. The Company also grants non-qualified options to purchase 10,000 shares of common stock to each outside director on the day following the Annual Shareholders’ meeting or upon their appointment as a director. These options generally vest over a one-year period and expire ten years after the date of grant.

     Following shareholder approval of the 2001 Stock Option Plan the Company agreed that it would not grant additional options under the 1992 Stock Option Plan or the 1996 Outside Director Stock Option Plan. Any shares that are issuable upon expiration or cancellation of options previously granted under the 1992 Stock Option Plan or the 1996 Outside Director Stock Option Plan will not be available for future grants under those plans or the 2001 Stock Option Plan.

     The following table summarizes option activity:

		Options Available	Weighted Average	Options
	Options	for Grant Under	Exercise Price	Exercisable
	Outstanding	Option Plans	Per Share	At Period End

March 24, 1989 (Inception)
Options authorized	–	4,399,927
Options canceled	(2,087,068)	1,987,068	$4.28
Options granted	4,892,701	(4,792,701)	$2.29
Options exercised	(1,617,577)	–	$.36

Balance, June 30, 2000	1,188,056	1,594,294	$1.30	1,000,224
Options authorized	–	1,550,000
Options canceled	(44,852)	44,852	$2.57
Options granted	1,134,700	(1,134,700)	$2.50
Options exercised	(230,042)	–	$.99

Balance, June 30, 2001	2,047,862	2,054,446	$2.03	880,171
Options authorized	–	2,100,000
Options abandoned with approval of 2001 Plan	–	(808,206)
Options canceled	(412,324)	412,324	$1.41
Options granted	1,893,564	(1,893,564)	$1.05

Balance, June 30, 2002	3,529,102	1,865,000	$1.58	1,331,815
Options authorized	–	–
Options abandoned with approval of 2001 Plan	–	(254,080)
Options canceled	(402,830)	402,830	$1.56
Options granted	1,223,650	(1,223,650)	$.38
Options exercised	(4,163)	–	$1.15

Balance, June 30, 2003	4,345,759	790,100	$1.24	1,925,884

     The following table summarizes information about stock-based compensation plans as of June 30, 2003:

     The following table summarizes information about stock-based compensation plans as of June 30, 2003:

					Weighted
					Average
Range of	Number of	Remaining			Exercise Price of
Exercise	Options	Contractual	Weighted Average	Number	Exercisable
Prices	Outstanding	Life-years	Exercise Price	Exercisable	Options

$ .31 – $ .99	1,864,050	8.7	$.54	558,684	$.81
$1.05 – $1.91	1,638,109	8.0	$1.13	731,650	$1.16
$2.44 – $2.94	676,400	7.2	$2.91	473,275	$2.91
$3.20 – $4.75	167,200	5.9	$3.32	162,275	$3.32

	4,345,759		$1.24	1,925,884	$1.67

     Effective July 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation Number 44 to APB 25 (Interpretation No. 44) as it related to options to purchase 759,000 shares of common stock issued by the Company in December 1999 to certain employees. Under this rule, a charge to expense is recorded for subsequent increases in the market price of the Company’s common stock above $2.41. This charge continues until such options have been exercised, forfeited or otherwise expire. During the year ended June 30, 2001, a charge of $120,000 was recorded with respect to stock options that were exercised and was included in research and development expense. During fiscal year 2002 and 2003, there was no charge to expense because the Company’s stock price did not exceed $2.41. At June 30, 2003, options to purchase 317,000 shares remain outstanding.

     Employee Stock Purchase Plan – The Company has an employee stock purchase plan under which eligible employees can purchase common stock, at a discount to the market price, through payroll deductions up to 10% of the employees base compensation, subject to certain limitations, during sequential 24-month offering periods. Each offering

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period is divided into four consecutive six-month purchase periods beginning on March 1 and September 1 of each year. Unless otherwise provided by the Board of Directors prior to the commencement of an offering period, the price at which stock is purchased under the plan for such offering period is equal to 85% of the lesser of the fair market value of the common stock on the first day of such offering period or the last day of the purchase period of such offering period. During the years ended June 30, 2001, 2002 and 2003, 14,558 shares, 42,075 shares and 34,560 shares, respectively, of common stock were purchased under this plan. From inception to June 30, 2003, 151,555 shares were purchased under this plan.

     Stock Purchase Warrants Issued for Services – During August 2002, the Company issued a warrant to SBI USA, LLC for investment banking services. The warrant entitled the holder to purchase 2,000,000 shares of common stock at $0.75 per share through August 23, 2003. As a result of the issuance of this warrant we recorded $159,000 in selling, general and administrative expenses. Subsequently, in February 2003, by mutual agreement of both parties this warrant was canceled. The Company has also agreed to issue warrants in connection with two separate agreements for public and investor relations’ services. Under the terms of these agreements one holder is entitled to purchase 600,000 shares of common stock at $0.75 per share through December 19, 2004, and the other holder is entitled to purchase 100,000 shares of common stock at $0.50 through February 4, 2004. As a result of these agreements the Company recorded $176,000 in selling, general and administrative expenses during the year ended June 30, 2003.

     In addition, the Company has agreed, subject to a placement agreement to issue a warrant to purchase 97,595 shares of common stock at $0.91 through June 6, 2005. A placement was completed in June 2003. The estimated fair value of these warrants was $54,000 and they were recorded as common stock issuance costs. The fair value of all warrants was estimated at the date of grant using the Black-Scholes option-pricing model at an expected stock price volatility of 120% and risk-free interest rates that ranged from 1.25% to 1.87%. These warrants are issued in private transactions to investors who agreed to acquire the warrants for investment purposes, such that the transactions were exempt from shareholder approval and registration pursuant to Section 4(2) of the Securities Act.

     Common Shares Reserved – As of June 30, 2003, the Company has reserved shares of common stock for future issuance as follows:

Issuance under stock option and stock purchase plans	7,982,418
Issuance under stock purchase warrants	797,595

8,780,013

     No cash dividends have ever been declared or paid.

4.   Income Taxes

     Deferred tax assets consist of the following:

	June 30,

	2002	2003

Net operating loss carryforwards	$15,540,000	$18,500,000
Tax credits and other	145,000	320,000

Gross deferred tax assets	15,685,000	18,820,000
Valuation allowance	(15,685,000)	(18,820,000)

	$–	$–

     Due to the historical losses incurred by the Company, a full valuation allowance for deferred tax assets has been provided. If the Company achieves profitability, these deferred tax assets may be available to offset future income taxes.

     The Company has issued shares of common stock in prior years, which resulted in multiple ownership changes under Section 382 of the Internal Revenue Code. Consequently, the utilization of net operating loss and tax credit carryforwards is significantly limited due to the multiple ownership changes, which have occurred. At June 30, 2003 the Company estimates the maximum Federal tax net operating loss and tax credit carryforwards, which could be utilized were $50,000,000 and $320,000, respectively, which will expire from 2005 through 2023, if not utilized. The Company’s ability to utilize its net operating loss and tax credit carryforwards may become subject to further annual limitation in the event of future change in ownership events.

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.   Licenses, Royalties and Collaborative Agreements

     University of Michigan – In August 1989, the Company entered into a research agreement with the University of Michigan (the University). In March 1992, and as provided for under the research agreement, the Company also entered into a license agreement for the technology developed under the research agreement. The license agreement, as amended, provides for a royalty to be paid to the University equal to 2% of net sales of products containing the licensed technology sold by the Company.

     Corning Incorporated – In December 2002, the Company entered into an agreement with Corning Incorporated that granted them an exclusive sublicense relating to our cell transfection technology. Under the terms of the agreement, the Company retains exclusive rights to the applications of the technologies involving cells for therapeutic applications. The sublicense agreement also provided for an up-front fee of $10,000 and future royalty payments on net sales of licensed products sold under the sublicense.

     Manufacture, Supply and Other Agreements – The Company has entered into various agreements relating to the manufacture of its products and the supply of certain components. Pursuant to one such agreement, the Company made annual renewal payments of $1,000,000, due in advance, in March of each year during the initial term of the agreement, which ended in 2001. The license agreement was extended through March 2003, with no additional annual renewal fees due.

6.   Commitments

     The Company leases its facility under an operating lease that expires December 31, 2004. Future minimum payments under non-cancelable operating leases are as follows:

Operating
Year Ending June 30,	Leases

2004	$617,000
2005	316,000

$933,000

     Rent expense for the years ended June 30, 2001, 2002 and 2003, was $495,000, $547,000 and $602,000, respectively, and $4,463,000 for the period from Inception to June 30, 2003.

7.   Employee Savings Plan

     The Company has a 401(k) plan that allows participating employees to contribute up to 15% of their salary, subject to annual limits and minimum qualifications. The Board may, at its sole discretion, approve Company contributions. The Company has made contributions of $146,000 and $109,000 for the years ended June 30, 2002 and 2003, respectively. There were no contributions made by the Company during the year ended June 30, 2001.

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.   Quarterly Financial Data (Unaudited)

Year Ended June 30, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Revenues	$93,000	$296,000	$280,000	$175,000	$844,000
Loss from operations	(2,493,000)	(2,320,000)	(2,132,000)	(2,768,000)	(9,713,000)
Net loss	(2,452,000)	(2,287,000)	(2,102,000)	(2,738,000)	(9,579,000)
Net loss per common share	(.05)	(.05)	(.04)	(.05)	(.19)

Year Ended June 30, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Revenues	$151,000	$267,000	$232,000	$227,000	$877,000
Loss from operations	(2,015,000)	(2,126,000)	(2,133,000)	(2,007,000)	(8,281,000)
Net loss	(1,893,000)	(2,020,000)	(2,072,000)	(1,954,000)	(7,939,000)
Net loss per common share	(.05)	(.05)	(.05)	(.04)	(.19)

9.   Subsequent Events

     During July 2003, the Company has issued 6,405,840 shares of its common stock through multiple transactions, for net cash proceeds of approximately $5,200,000. As part of one of these transactions, the Company will also issue warrants to the private placement investors, exercisable for 4 years to purchase up to 1.26 million shares of common stock at a price of $1.23, as well as warrants to purchase up to approximately one million shares of common stock at $1.50 per share prior to October 31, 2003. In addition, warrants to purchase 0.3 million shares of common stock were issued to the private placement agent, exercisable for 4 years at a price of $1.23.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are none to report.

PART III

     Certain information required by Part III is omitted from this Report, and is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2003 Annual Meeting of Shareholders to be held on November 12, 2003.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to ownership of our equity securities by certain beneficial owners and management is incorporated by reference to the Proxy Statement as set forth under the caption “General Information – Stock Ownership of Certain Beneficial Owners and Management.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the captions “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 14.    CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Senior Vice President, Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our President and Chief Executive Officer, and our Senior Vice President, Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

ITEM 15.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the caption “Ratification of Appointment of Independent Public Accountants”.

PART IV

ITEM 16.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

1.	Financial Statements (see Item 8).

2.	All information is included in the Financial Statements or Notes thereto.

3.	Exhibits:

                                    See Exhibit Index.

(b)	Reports on Form 8-K:

               The following reports on Form 8-K were filed submitted the fourth quarter:

1.	May 12, 2003	(Earnings release)

2.	May 30, 2003	(Press releases relating to Stanford collaboration and Nasdaq notification)

3.	June 10, 2003	(Press release relating to MTF collaboration)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 8, 2003

AASTROM BIOSCIENCES, INC.

By:	/s/ R. DOUGLAS ARMSTRONG, PH.D.

R. Douglas Armstrong, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on September 8, 2003 by the following persons in the capacities indicated.

Signature	Title

/s/ R. DOUGLAS ARMSTRONG, PH.D.	President, Chief Executive Officer and Director
(Principal Executive Officer)
R. Douglas Armstrong, Ph.D.

/s/ ALAN M. WRIGHT	Senior Vice President, Administrative and Financial
Operations, Chief Financial Officer
Alan M. Wright	(Principal Financial and Accounting Officer)

/s/ MARY L. CAMPBELL

Mary L. Campbell	Director

/s/ ARTHUR F. STAUBITZ

Arthur F. Staubitz	Director

/s/ JOSEPH A. TAYLOR

Joseph A. Taylor	Director

/s/ SUSAN L. WYANT

Susan L. Wyant	Director

EXHIBIT INDEX

Number	Notes	Description of Document

3.1	K	Restated Articles of Incorporation of Aastrom.
3.2	A	Bylaws, as amended.
10.1 #	A	Form of Indemnification Agreement.
10.2 #	A	Amended and Restated 1992 Incentive and Non-Qualified Stock Option
Plan and forms of agreements thereunder.
10.3 #	A	1996 Outside Directors Stock Option Plan and forms of agreements thereunder.
10.4 #	A	1996 Employee Stock Purchase Plan and form of agreement thereunder.
10.16	A	Collaborative Supply Agreement, dated December 16, 1996, between Aastrom and Anchor Advanced Products, Inc. Mid-State Plastics Division.
10.20 #	A	Form of Employment Agreement.
10.21	A	License Agreement, dated July 17, 1992, between J.G. Cremonese and Aastrom and related addenda thereto dated July 14, 1992 and July 7, 1993.
10.24 +	A	License and Supply Agreement, dated April 1, 1996, between Immunex Corporation and Aastrom.
10.26	A	License Agreement, dated March 13, 1992, between Aastrom and the University of Michigan and amendments thereto dated March 13, 1992, October 8, 1993 and June 21, 1995.
10.27 #	A	Employee Proprietary Information and Invention Agreement, effective June 1, 1991, between Aastrom and R. Douglas Armstrong, Ph.D.
10.40	B	Amendment to License and Supply Agreement, dated August 25, 1997, between Immunex Corporation and Aastrom.
10.41 +	C	Manufacturing Supply Agreement, dated as of August 14, 1998, by and between Aastrom and SeaMED Corporation.
10.42 #	D	Employment Agreement, dated August 10, 1998, by and between Aastrom and Bruce Husel.
10.46 #	E	Executive Retention and Severance Agreement, dated February 2, 1999, between Aastrom and R. Douglas Armstrong.
10.49 #	F	Supplemental Agreement by and between Aastrom and Bruce W. Husel dated October 5, 1999.
10.55 #	G	Pay to Stay Severance Agreement between R. Douglas Armstrong, Ph.D. and Aastrom dated October 15, 1999.
10.63 #	I	Agreement Regarding Pay-to-Stay, by and between Aastrom and R. Douglas Armstrong, Ph.D. dated April 28, 2000.
10. 65 #	I	Agreement Regarding Pay-to-Stay, by and between Aastrom and Brian S. Hampson dated April 28, 2000.
10. 66 #	I	Form of Retention Bonus Agreement, by and between Aastrom and each of Brian S. Hampson and Bruce W. Husel.
10. 67 #	I	Form of Relocation Bonus Agreement, by and between Aastrom and each of Brian S. Hampson and Bruce W. Husel.
10.69 #	J	Employment Agreement, dated February 1, 2001, by and between Aastrom and Steven Wolff.
10.70	K	Seventh Amendment to Office Lease.
10.72 #	K	Aastrom Biosciences 2001 Stock Option Plan.
10.73#		Employment Agreement with Alan Wright
10.74#		Retention Bonus Agreement with Alan Wright
10.75#		Employment Agreement, dated October 21, 2002, with Robert J. Bard
10.76		Master Supply Agreement with Astro Instrumentation, LLC
21		Subsidiaries of Registrant.
23.1		Consent of Independent Accountants.
31		Rules 13a-14(a) and 14d-14(a) Certifications.
32		Section 1350 Certifications.

A	Incorporated by reference to Aastrom’s Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.

B	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed on September 25, 1997.

C	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 1998, as filed on September 29, 1998.

D	Incorporated by reference to Aastrom’s Amendment to Registration Statement on Form S-1 (No. 333-37439), as filed on November 21, 1997.

E	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 1999, as filed on September 20, 1999.

F	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed on November 12, 1999.

G	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, as filed on February 14, 2000.

I	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2000, as filed on September 22, 2000.

J	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2001, as filed on September 14, 2001.

K	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 20, 2002, as filed on September 30, 2002.

+	Confidential treatment has been requested as to a portion of this exhibit.

#	Management contract or compensatory plan or arrangement covering executive officers or directors of Aastrom.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Years Ended June 30,

Allowance for Doubtful Accounts:	2001	2002	2003

Balance at beginning of year	$94,000	$34,000	$34,000
Additions charged to income	—	—	—
Write-offs, net of recoveries	(60,000)	—	(3,000)

Balance at end of year	$34,000	$34,000	$31,000

	Years Ended June 30,

Reserve for Obsolescence and
Excess Inventory:	2001	2002	2003

Balance at beginning of year	$—	$—	$202,000
Additions charged to income	—	202,000	748,000
Reductions	—	—	—

Balance at end of year	$—	$202,000	$950,000