Form 10-Q
period 2003-09-30
AASTROM BIOSCIENCES INC
filed 2003-11-13
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-22025

AASTROM BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Michigan	94-3096597

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

24 Frank Lloyd Wright Dr. P.O. Box 376 Ann Arbor, Michigan	48106

(Address of principal executive offices)	(Zip code)

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
Yes - ☒ No - ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes - ☐ No - ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE (Class)	71,275,849 Outstanding at November 12, 2003

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q
September 30, 2003

			Page

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements - Unaudited
	a)	Consolidated Condensed Balance Sheets as of June 30, 2003 and September 30, 2003	3
	b)	Consolidated Condensed Statements of Operations for the three months ended September 30, 2002 and 2003 and for the period from March 24, 1989 (Inception) to September 30, 2003	4
	c)	Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 2002 and 2003 and for the period from March 24, 1989 (Inception) to September 30, 2003	5
	d)	Notes to Consolidated Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk		28
Item 4.	Controls and Procedures		28
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings		29
Item 2.	Changes in Securities and Use of Proceeds		29
Item 3.	Defaults Upon Senior Securities		29
Item 4.	Submission of Matters to a Vote of Security Holders		29
Item 5.	Other Information		29
Item 6.	Exhibits and Reports on Form 8-K		29
SIGNATURES			31
EXHIBIT INDEX			32
CERTIFICATIONS			33

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2003	2003

		(Unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$10,512,000	$13,110,000
Receivables, net	350,000	373,000
Inventory, net	806,000	545,000
Other current assets	185,000	625,000

Total current assets	11,853,000	14,653,000
PROPERTY, NET	302,000	305,000

Total assets	$12,155,000	$14,958,000

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$406,000	$463,000
Accrued employee benefits	174,000	180,000

Total current liabilities	580,000	643,000

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized - 100,000,000; shares issued and outstanding - 64,812,422 and 71,244,315, respectively	114,951,000	120,529,000
Deficit accumulated during the development stage	(103,376,000)	(106,214,000)

Total shareholders’ equity	11,575,000	14,315,000

Total liabilities and shareholders’ equity	$12,155,000	$14,958,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		March 24, 1989
	September 30,		(Inception) to
			September 30,
	2002	2003	2003

REVENUES:
Product sales and rentals	$7,000	$25,000	$707,000
Research and development agreements	—	—	2,030,000
Grants	86,000	275,000	6,623,000

Total revenues	93,000	300,000	9,360,000

COSTS AND EXPENSES:
Cost of product sales and rentals	—	12,000	400,000
Cost of product sales and rentals – provision for obsolete and excess inventory	88,000	253,000	2,230,000
Research and development	1,385,000	1,356,000	88,504,000
Selling, general and administrative	1,113,000	1,565,000	29,692,000

Total costs and expenses	2,586,000	3,186,000	120,826,000

LOSS FROM OPERATIONS	(2,493,000)	(2,886,000)	(111,466,000)

OTHER INCOME (EXPENSE):
Other income	—	—	1,237,000
Interest income	41,000	48,000	5,250,000
Interest expense	—	—	(267,000)

Total other income	41,000	48,000	6,220,000

NET LOSS	$(2,452,000)	$(2,838,000)	$(105,246,000)

COMPUTATION OF NET LOSS APPLICABLE TO COMMON SHARES:
NET LOSS	$(2,452,000)	$(2,838,000)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(.05)	$(.04)

Weighted average number of common shares outstanding	44,886,000	70,662,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended		March 24, 1989
	September 30,		(Inception) to
			September 30,
	2002	2003	2003

OPERATING ACTIVITIES:
Net loss	$(2,452,000)	$(2,838,000)	$(105,246,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	28,000	29,000	3,475,000
Loss on property held for resale	—	—	110,000
Amortization of discounts and premiums on investments	—	—	(543,000)
Stock compensation expense	159,000	425,000	1,424,000
Inventory write downs and reserves	88,000	253,000	2,230,000
Stock issued pursuant to license agreement	—	—	3,300,000
Changes in assets and liabilities:
Receivables	3,000	(23,000)	(397,000)
Inventory	(176,000)	8,000	(2,871,000)
Other current assets	(279,000)	(440,000)	(625,000)
Accounts payable and accrued expenses	79,000	57,000	463,000
Accrued employee benefits	6,000	6,000	180,000

Net cash used for operating activities	(2,544,000)	(2,523,000)	(98,500,000)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73,000)
Purchase of short-term investments	—	—	(62,124,000)
Maturities of short-term investments	—	—	62,667,000
Capital purchases	—	(32,000)	(2,947,000)
Proceeds from sale of property held for resale	—	—	400,000

Net cash used for investing activities	—	(32,000)	(2,077,000)

FINANCING ACTIVITIES:
Issuance of preferred stock	—	—	51,647,000
Issuance of common stock	869,000	5,153,000	59,732,000
Repurchase of common stock	—	—	(49,000)
Payments received for stock purchase rights	—	—	3,500,000
Payments received under shareholder notes	—	—	31,000
Principal payments under capital lease obligations	—	—	(1,174,000)

Net cash provided by financing activities	869,000	5,153,000	113,687,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,675,000)	2,598,000	13,110,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,605,000	10,512,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,930,000	$13,110,000	$13,110,000

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

     Successful future operations are subject to several technical and business risks, including satisfactory product development, obtaining regulatory approval and market acceptance for its products and the Company’s ability to obtain future funding.

     The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. While available cash and investments are expected to finance currently planned activities at least through the end of fiscal year 2004, the Company will need to raise additional funds in order to complete its product development programs and commercialize its first product candidates. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital include, but are not limited to, the rate and degree of progress demonstrated in its product development programs, the liquidity and volatility of its equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and the general availability of capital in the private and public debt and equity market. If the Company cannot raise additional funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would negatively impact its business, financial condition and results of operations.

2.     Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year or for any other period.

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our 2003 Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of Aastrom and its wholly-owned subsidiary, Zellera AG (“Zellera”), which is located in Berlin, Germany (collectively, the “Company”). All significant inter-company transactions and accounts have been eliminated in consolidation.

     Certain previously reported statement of operations amounts have been reclassified to conform to the current period presentation. In March 2003, the Company began segregating cost of product sales relating to the obsolescence of inventory. These costs previously were included in the “Cost of product sales and rentals”. These reclassifications had no impact on previously reported net loss, shareholders’ equity or cash flows.

3.     Stock-Based Employee Compensation

     The Company has a stock incentive plan that is described more fully in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2003. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”:

	For Three Months Ended September 30,

	2002	2003

Reported net loss	$(2,452,000)	$(2,838,000)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	372,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(928,000)	(921,000)

Pro forma net loss	$(3,380,000)	$(3,387,000)

Net loss per common share:
As reported	$(0.05)	$(0.04)
Pro forma	$(0.08)	$(0.05)

4.     Shareholders’ Equity

     During the three months ended September 30, 2003, the Company issued 6,405,840 shares of common stock to multiple investors and 26,053 shares of common stock to employees as part of the Employee Stock Purchase Plan, for net proceeds of approximately $5,153,000. As part of one of these transactions, the Company issued warrants to private placement investors, exercisable for 4 years to purchase up to 1,264,706 shares of common stock at a price of $1.23, as well as warrants to purchase up to 1,011,765 shares of common stock at $1.50 per share prior to October 31, 2003 that expired, unexercised. In addition, warrants to purchase 303,529 shares of common stock were issued to a private placement agent, exercisable for 4 years at a price of $1.23. The Company also issued warrants to two individuals, who performed investor and public relations services, exercisable for one year to purchase up to an aggregate of 100,000 shares of common stock at a price of $0.50.

5.     Net Loss Per Common Share

     Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the periods ended September 30, 2002 and 2003 is approximately 8,611,000 and 6,031,000, respectively.

6.     Recent Accounting Developments

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for Aastrom on December 31, 2002 but did not require any additional disclosures. The initial recognition and measurement provisions of the interpretation are effective to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 did not have a material impact on the financial position or results of operations of Aastrom.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. For VIEs created or acquired prior to February 1, 2003, the provisions of the interpretation were initially to be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003, with a subsequent deferral period of application no later than December 15, 2003. Certain disclosures were effective immediately. The adoption of Interpretation No. 46 did not have a material impact on the financial position or results of operations of Aastrom.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Aastrom

     Aastrom Biosciences, Inc. (Aastrom) was incorporated in March 1989 (Inception), began employee-based operations in 1991. We currently operate our business in one reportable segment – research and product development, conducted both on our own behalf and in connection with various collaborative research and development agreements with others, involving the development and sale of processes and products for the ex vivo production of human cells for use in cell therapy.

     We are a late-stage development company that has strategically moved from a business model that was originally based on the Bone Marrow Transplantation market to a company focused on human cell-based therapies. We have identified a multiple path strategy to pursue revenue based on our proprietary ex vivo cell production technology, including the near-term Cell Production Products operation, and an active Prescription Cell Product pipeline for stem cell tissue repair and regeneration, and cancer and infectious disease treatments.

     Our core technology is based on the Company’s proprietary AastromReplicell™ System, an integrated system of instrumentation and single-use consumable kits that implements our patented Single-Pass Perfusion process in a fully automated closed-loop culturing system to optimize cell growth and viability. This system provides nutrients to cells by mimicking the natural cell-growth environment, and enabling cells to grow effectively while retaining high biological function, without various cloning approaches. Our programs currently use bone marrow, cord blood and blood cells as starting sources of cells. As such, federal support or other factors relating to embryonal stem cell research have no direct impact on our current product programs. In addition, this system enables GMP-compliant manufacturing and automated process control for the commercial-scale production of human cells. We do not believe that any other comparable system currently exists.

     Our Cell Production Products operation has created a path to modest near-term revenue. The AastromReplicell™ System and DC-I (dendritic cells for fusion and transfection), DCV-I (complex antigen-loaded dendritic cells) and DCV-II (peptide-loaded dendritic cells) cell production kits are being sold to academic researchers and companies that are developing cancer vaccines. The recent commercialization of our automated cell production instruments and cell-specific production kits is expected to generate revenues, although we are not yet able to project the market size or potential revenues or revenue growth for these products. The European Union has recently issued new requirements regarding the manufacturing of cell products and clinical trials. These changes have delayed or in some cases temporarily halted dendritic cell clinical trials in Europe, which has reduced the number of customer opportunities and affected our progress in our Cell Production Products business.

     In addition, we are leveraging our ex vivo cell production technology for a growing Prescription Cell Product pipeline focused on two areas: Tissue Repair Cells (TRCs) for stem cell-derived tissue repair and regeneration, and Therapeutic Cells (TCs) for immune system-directed attacks on certain cancers and other infectious diseases.

     Using the AastromReplicell™ System with its patented single-pass perfusion, TRCs are grown from a small sample of a patient’s bone marrow and, once administered back to the patient, are intended to generate normal tissue. The primary TRC application being evaluated is our OCG-I cells for bone grafting (fusions, fractures or dental defects). In August 2003, the FDA approved our IND application to begin a multi-center Phase I/II clinical trial for bone grafting. We are currently planning and preparing for OCG-I clinical trials in both the United States and Europe. We also have in development OC-I cells for osteoporosis, and SC-I cells for autologous bone marrow transplants in lymphoma patients. The SC-I kit has been CE-Marked in Europe and is currently being evaluated by a limited number of centers in Europe. In the United States, the SC-I therapy reached Phase III trials, although these trials have halted due to a shift in medical practice that reduced patient need and availability. We also believe that the stem cell components of our TRCs may be useful for other medical indications, including the regeneration of cardiac and vascular tissues. Our CB-I clinical trials have been closed out. We have no plans to continue product development of the CB-I kit at this time, unless entirely funded by grants, due to the limited size of the potential market.

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

     While we have initiated marketing activities in Europe for the CE Marked SC-I, DC-I, DCV-I and the DCV-II products, we do not expect to generate positive cash flows from our consolidated operations for at least the next two to three years and then only if we can successfully generate significant product sales. In the next two to three years, we expect that our revenue sources will consist of sales from our Cell Production Product operation to academic and commercial research centers, grant revenue and research funding and licensing fees from potential future corporate collaborators. To date, we have financed our operations primarily through public and private sales of our equity securities. As a development-stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. Achieving this objective will require significant additional funding. Through September 30, 2003, we have accumulated losses of approximately $105 million. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding to achieve our operating objectives, or complete additional corporate partnering or acquisition transactions.

Clinical Development

     The clinical trial direction of our studies has been influenced by observations that our bone marrow cell products may be suitable as an adjunct to substantial market opportunities in bone and blood vessel regeneration.

Planned Activities

     In reviewing the pre-clinical and clinical data for our bone marrow cell products in various Aastrom supported trials, we have noted a substantial increase in the mesenchymal stromal cell content. Mesenchymal stromal cells are integral for bone marrow to generate non-hematopoietic tissues such as bone and cartilage. Our bone marrow cell product had been given to one patient, on a compassionate basis, with a congenital genetic defect (hypophosphatasia) which results in a lethal condition of abnormal bone and cartilage formation. The results of compassionate use treatment, now published in the Journal of Bone and Mineral Research, demonstrated sustained bone formation in the child that has continued after expanded cell infusion. Subsequently, we have demonstrated in the laboratory that our expanded bone marrow cell product is capable of forming bone. Based on these pre-clinical and clinical observations, we are now preparing to initiate clinical trials, both in the U.S. and Europe, for bone regeneration in patients with severe fractures who require the addition of bone forming cells to their fracture site. The results of the fracture studies may allow our bone marrow cell product (termed “OCG-I”) to also be used as an adjunct to spinal fusion surgery after appropriate clinical trials and review by the FDA. The market for these two orthopedic procedures is substantial. We are also planning to evaluate OCG-I cells to augment dental bone engraftment treatment as a method to improve the well-being of patients.

     Our bone marrow cell product has also been demonstrated in the laboratory to contain a substantial number of cells capable of both forming and stimulating blood vessel growth. We are considering concepts of studying expanded bone marrow cells for the treatment of peripheral vascular disease based on clinical observations of efficacy using large volumes of unexpanded bone marrow cells.

     The preliminary results of our pre-pivotal trials may not be indicative of results that will be obtained from subsequent patients in the trials or from more extensive trials. Further, our pre-pivotal or pivotal trials may not be successful, and we may not be able to obtain the required biologic license application (BLA) registration or required foreign regulatory approvals for the AastromReplicell™ System in a timely fashion, or at all. See “Certain Business Considerations.”

Previous Activities

     The AastromReplicell™ System and certain cell products produced using this system have been evaluated in multi-site clinical trials in the U.S. under Investigational Device Exemption (IDE) and Investigational New Drug (IND) from the FDA. The initial goals of our clinical trial program were to obtain a Pre-Market Approval (PMA) in the U.S., necessary to market the AastromReplicell™ System for autologous hematopoietic stem cell support after high-dose cytotoxic therapy for the treatment of patients with carcinoma of the breast or lymphoma, and to support European marketing activities. The FDA has indicated that the cell products will now require a Biologics License Application (BLA) for product registration, which was not originally expected or planned.

     We have conducted clinical trials in the U.S. evaluating bone marrow cells produced in the AastromReplicell™ System from a small starting amount of the patient’s own bone marrow. Results from initial studies demonstrated the ability of the AastromReplicell™ System to safely and reliably produce stem and progenitor cells that engraft and restore blood system function in breast cancer patients who had undergone very aggressive chemotherapy. Further, the small volume aspirate, along with a purging of contaminated tumor cells during the stem cell production, indicated a possible way to offer patients a transplant with a lower risk of receiving back tumor cells.

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

     We have also conducted clinical feasibility trials to evaluate umbilical cord blood (CB) cells produced in the AastromReplicell™ System to improve recoveries of pediatric and adult patients requiring donor-derived (or allogeneic) stem cell transplants. Results of the pediatric transplants indicated that AastromReplicell™ System-produced cells were safe and well tolerated by the patients. Results from our adult cord blood trial may suggest that the AastromReplicell™ System could increase the quantity of cord blood cells available but do not significantly affect the rate of hematopoietic recovery. We had extended these trials into a comparative adult trial with concurrent controls. The clinical enthusiasm for the use of CB for the treatment of adults has diminished with the identification of increased morbidity and mortality when compared to pediatric patients receiving CB transplantation. The increased morbidity was due to delayed hematopoietic and immunological recovery. The waning enthusiasm for CB transplants for adults has caused Aastrom to halt its CB comparative trial due to the very diminished market opportunity. Our research has identified alternative approaches with our technology using stromal cells for ex vivo production of CB cells. We may later pursue a clinical evaluation of one or more of these approaches.

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

     Inventory. We value our inventory, that consists primarily of finished components of our lead product, the AastromReplicell™ Cell Production System, at the lower of cost (specific identification using the first in, first out method) or market. Furthermore, we regularly review inventory quantities on hand and record a provision to write down obsolete and excess inventory to its estimated net realizable value. Based on the aging of inventory at each period end, we utilize a systematic approach to determine our reserve for obsolete and excess inventory. Under this systematic approach, inventory that is less than twelve months old, based on the receipt date, will be carried at full value. Inventory quantities in excess of twelve months old are reserved over a six-month period, until the items are either sold or fully reserved. We feel this approach is appropriate given our limited product sales history and the risk associated with our ability to recover the inventory as we are still in the process of establishing our product market. Future technological changes, new product development and actual sales results could result in additional obsolete and excess inventory on hand. This could have a significant impact on the value of our inventory and our reported operating results.

     Revenue recognition. We generate revenue from grants and research agreements, collaborative agreements, product sales and rentals and licensing arrangements. Revenue from grants and research agreements is recognized on a cost reimbursement basis consistent with the performance requirements of the related agreements. Revenue from collaborative agreements is recognized when the scientific or clinical results stipulated in the agreement have been met and there are no other ongoing obligations on our part. Revenue from product sales is recognized when title to the product transfers and there are no remaining obligations that will affect the customer’s final acceptance of the sale, generally after installation and training. If there are remaining obligations, including training or installation (which we believe to be significant), revenue is recognized upon completion of these obligations. Revenue from licensing fees under licensing agreements is recognized as revenue when there are no future performance obligations remaining with respect to such fees. Payments received before all obligations are fulfilled are classified as deferred revenue.

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

     The summary of significant accounting policies should be read in conjunction with our consolidated financial statements and related notes and this discussion of our results of operations, as well as in conjunction with our audited financial statements contained in our 2003 Annual Report on Form 10-K.

Results of Operations

     Revenues for the quarter ended September 30, 2003 were $300,000, which consisted of grant revenues and product sales and rentals, compared to revenues of $93,000 for the same period in 2002. Grant revenues have increased from the prior year as a result of additional grant awards from the National Institutes of Health. Product sales and rentals increased slightly to $25,000 for the quarter ended September 30, 2003 from $7,000 for the same period in 2002. This increase is primarily due to sales of our therapy kits. We continue to pursue grant-funded programs as well as European sales and marketing opportunities.

     Costs and expenses for the quarter ended September 30, 2003 increased to $3,186,000, compared to $2,586,000 for the same period in 2002. Increases in costs and expenses during this period include increases in cost of product sales and rentals to $12,000 in the first quarter of fiscal year 2004 from $0 in the first quarter of fiscal year 2003 and an increase in the non-cash provision for obsolete and excess AastromReplicell™ System inventory to $253,000 in the first quarter of 2004 from $88,000 in the first quarter of fiscal year 2003. The increase in costs and expenses also includes selling, general and administrative expenses that increased to $1,565,000 in the first quarter of fiscal year 2004 from $1,113,000 in the comparable period of fiscal year 2003. This is the result of a non-cash charge of $53,000 relating to certain warrants issued in August 2003 for public and investor relations services, and a $372,000 non-cash charge related to an employee performance-based stock option that vested in September 2003. Research and development expenses for the quarter ended September 30, 2003 decreased slightly to $1,356,000 from $1,385,000 in the comparable period of fiscal year 2003, as we continue research and product development activities in the areas of dendritic-cell based vaccines, tissue regeneration and preparation for our pending bone grafting trials.

     Interest income was $48,000 for the quarter ended September 30, 2003 compared to $41,000 for the same period in 2002. The fluctuations in interest income are due primarily to corresponding changes in the level of cash, cash equivalents and short-term investments during the periods and decreases in yields from our investments.

     Aastrom’s net loss was $2,838,000, or $.04 per common share for the quarter ended September 30, 2003 compared to $2,452,000, or $.05 per common share for the same period in 2002. This increase in net loss is primarily the result of increased costs and expenses offset on a per share basis by an increase in the weighted average number of common shares outstanding resulting from the additional equity financing as addressed in the “Liquidity and Capital Resources” discussion below.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through public and private sales of equity securities, which, from inception through September 30, 2003, have totaled approximately $121 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations and interest earned on cash, cash equivalents, and short-term investments. These financing sources have historically allowed us to maintain adequate levels of cash and other liquid investments to continue our operations at planned levels.

     Our combined cash, cash equivalents and short-term investments totaled $13,110,000 at September 30, 2003, an increase of $2,598,000 from June 30, 2003. The primary uses of cash, cash equivalents and short-term investments during the quarter ended September 30, 2003 included $2,523,000 to finance our operations and working capital requirements. The primary source of cash, cash equivalents and short-term investments was from equity financing transactions, of which $5,153,000 was raised during the quarter. This equity financing was obtained under multiple transactions and the Employee Stock Purchase Plan.

     Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. We do not expect to generate a positive cash flow from operations for at least the next several years due to the expected spending for research and development programs and the cost of commercializing our product candidates. We intend to seek additional funding through research and development, or distribution and marketing, agreements with suitable corporate collaborators, grants and through public or private financing transactions. Successful future operations are subject to several technical and business risks, including our continued ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for our products. We expect that our available cash and financing will be sufficient to fund currently planned activities through our 2004 fiscal year (ending June 30, 2004). However, in order to grow and expand our business, and to introduce our new product candidates into the marketplace, we will need to raise additional funds. We are currently pursuing additional sources of financing. These estimates are forward-looking statements based on certain assumptions which could be negatively impacted by the matters discussed under “Certain Business Considerations” and under the caption “Business Risks” in our 2003 Annual Report on Form 10-K. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock and economic conditions affecting the public markets generally or some portion or all of the technology sector. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse affect on our business. See “Business Risks” and “Notes to Consolidated Financial Statements” in our 2003 Annual Report on Form 10-K and “Notes to Consolidated Financial Statements” and “Certain Business Considerations” included herein.

New Accounting Standards

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for Aastrom on December 31, 2002 but did not require any additional disclosures. The initial recognition and measurement provisions of the interpretation are effective to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 did not have a material impact on the financial position or results of operations of Aastrom.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. For VIEs created or acquired prior to February 1, 2003, the provisions of the interpretation were initially to be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003, with a subsequent deferral period of application no later than December 15, 2003. Certain disclosures were effective immediately. The adoption of Interpretation No. 46 did not have a material impact on the financial position or results of operations of Aastrom.

Certain Business Considerations

Our past losses and expected future losses cast doubt on our ability to operate profitably.

     We were incorporated in 1989 and have experienced substantial operating losses since inception. As of September 30, 2003, we have incurred cumulative net losses totaling approximately $105 million. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and the AastromReplicell™ System, general and administrative expenses, and the prosecution of patent applications. We expect to incur significant operating losses until product sales increase, primarily owing to our research and development programs, including pre-clinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. We may not be able to achieve or sustain profitability.

Failure to obtain and maintain required regulatory approvals would severely limit our ability to sell our products.

     We must obtain the approval of the FDA before commercial sales of our cell product candidates may commence in the United States, which we believe will be the largest market for our products. We may also be required to obtain additional approvals from foreign regulatory authorities to continue or increase our sales activities of cells and equipment in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our product candidates, or of the cells produced in such products, we may not be able to obtain required regulatory approvals. Patients receiving cells produced with our technologies and product candidates may not demonstrate long-term engraftment in a manner comparable to cells obtained from current hematopoietic stem cell therapy procedures. If we cannot demonstrate the safety or efficacy of our technologies and product candidates, including long-term sustained engraftment, or if one or more patients die or suffer severe complications, the FDA or other regulatory authorities could delay or withhold regulatory approval of our product candidates.

     Finally, even if we obtain regulatory approval of a product, that approval may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the FDA and regulatory agencies in other countries continue to review and inspect marketed products, manufacturers and manufacturing facilities, which may create additional regulatory burdens. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, regulatory agencies may establish additional regulations that could prevent or delay regulatory approval of our products.

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

     The European Union has recently issued new requirements regarding the manufacturing of cell products and clinical trials. These changes have delayed or in some cases temporarily halted dendritic cell clinical trials in Europe, which has reduced the number of customer opportunities and affected our progress in our Cell Production Products business. Additionally, recent changes to the European Union Medical Products Prime Directive shifted patient-derived cells to the medicinal products category. These new regulations may delay some of our current planned clinical trials in Europe.

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

     The market price of shares of our common stock has been volatile, ranging in closing price between $0.23 and $1.77 during the twelve month period ended September 30, 2003. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

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

     To be able to market Prescription Cell Products in the United States, we must demonstrate, through extensive preclinical studies and clinical trials, the safety and efficacy of our processes and product candidates, for application in the treatment of humans. If our clinical trials are not successful, our products may not be marketable.

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

Even if we obtain regulatory approvals to sell our products, lack of commercial acceptance could impair our business.

     We are seeking to obtain regulatory approval to market stem cell tissue repair and regeneration treatments, and cancer and infectious disease treatments. Even if we obtain all required regulatory approvals, we cannot be certain that our products and processes will be adopted at a level that would allow us to operate profitably. Our tissue repair products will face competition from existing, and/or potential other new treatments in the future which could limit revenue potential. It may be necessary to increase the yield and/or cell type purity, for certain of our AastromReplicell™ System cell processes to gain commercial acceptance. Our technologies or product candidates may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technologies and product candidates and our potential revenues.

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

     We are required to meet certain financial tests (including a minimum bid price for our common stock of $1.00) to maintain the listing of our common stock on the Nasdaq Stock Market. Our common stock may be recommended for delisting (subject to any appeal we would file) if we do not maintain compliance with the Nasdaq requirements within specified periods and subject to permitted extensions. If our common stock were delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting would also impair our ability to raise capital.

Given our limited internal sales and marketing capabilities, we need to develop increased internal capability or collaborative relationships to sell, market and distribute our products.

     While we have commenced initial marketing on a limited basis of the AastromReplicell™ System and SC-I, DC-I, DCV-I and DCV-II cell production kits in Europe and domestically for research use, we have only limited internal sales, marketing and distribution capabilities. We intend to get assistance to market our products through collaborative relationships with companies with established sales, marketing and distribution capabilities. While we have entered into such arrangements with respect to Switzerland, Turkey and Italy, we will need to establish additional relationships to be able to achieve the market coverage we desire. Our inability to develop and maintain those relationships would limit our ability to market, sell and distribute our products. Our inability to enter into successful, long-term relationships could require us to develop alternate arrangements at a time when we need sales, marketing or distribution capabilities to meet existing demand.

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

Forward-looking statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These forward-looking statements include statements regarding:

•	potential strategic collaborations with others;

•	future capital needs;

•	product development and marketing plans;

•	clinical trial plans and anticipated results;

•	anticipation of future losses;

•	commercialization plans; and

•	revenue expectations and operating results.

     These statements are subject to risks and uncertainties, including those set forth in this “Certain Business Considerations” section, and actual results could differ materially from those expressed or implied in these statements. In some cases, you can identify these statements by our use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “expect,” “estimate,” “plan,” “believe,” “potential,” or “intend.” All forward-looking statements included in this report are made as of the date hereof. We assume no obligation to update any such forward-looking statement or reason why actual results might differ.

     These business considerations, and others, are discussed in more detail and should be read in conjunction with the “Business Risks” discussed in our 2003 Annual Report of Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of September 30, 2003, our cash and cash equivalents included money market securities and commercial paper. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

Item 4. Controls and Procedures

     (a)  Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

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

Item 2. Changes in Securities and Use of Proceeds

     In July 2003, we issued 5,058,824 shares of common stock in a private placement transaction to nine institutional investors, for total cash consideration of $4,300,000. As part of this transaction, we also issued the investors warrants to purchase 1,264,706 shares of common stock at a $1.23 per share through July 9, 2007 and warrants to purchase 1,011,765 shares of common stock at $1.50 per share through October 31, 2003 that expired, unexercised. We paid the placement agent a cash commission of $307,468 and also issued the placement agent warrants to purchase 303,529 shares of common stock at $1.23 per share through July 9, 2007. In August 2003, we issued warrants to purchase an aggregate of 100,000 shares of common stock at $0.50 per share through August 4, 2004 to two individuals who had performed investor and public relations services for Aastrom. These securities were issued in private transactions to purchasers who acquired these securities for investment purposes and were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index.

(b)	Reports on Form 8-K

During the quarter ended September 30, 2003 we submitted the following reports on Form 8-K:

(1)	July 10, 2003 (Press Release relating to consummation of financing transactions)

(2)	August 26, 2003 (Earnings Release)

(3)	September 2, 2003 (Press Release relating to FDA approval of Aastrom’s application for a multi-center Phase I/II clinical trial)

(4)	September 15, 2003 (Regulation FD disclosure of investor presentation slides)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AASTROM BIOSCIENCES, INC.

Date: November 13, 2003	/s/ R. Douglas Armstrong

R. Douglas Armstrong, Ph.D.
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2003	/s/ Alan M. Wright

Alan M. Wright
Sr. Vice President Administrative & Financial
Operations, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Company, as amended

3.2 *	Bylaws of the Company

31	Rules 13a-14(a) and 14(d)-14a Certifications

32	Section 1350 Certifications

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.