Form 10-Q
period 2003-12-31
AASTROM BIOSCIENCES INC
filed 2004-02-13
CIK 887359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number  0-22025

AASTROM BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Michigan	94-3096597

(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

24 Frank Lloyd Wright Dr.
P.O. Box 376
Ann Arbor, Michigan	48106

(Address of principal executive offices)	(Zip code)

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

☒ - Yes   ☐ - No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE (Class)	71,916,141 Outstanding at February 13, 2004

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q
December 31, 2003

Page

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements - Unaudited
a) Consolidated Condensed Balance Sheets as of June 30, 2003 and December 31, 2003	3
b) Consolidated Condensed Statements of Operations for the three and six months ended December 31, 2002 and 2003 and for the period from March 24, 1989 (Inception) to December 31, 2003	4
c) Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 2002 and 2003 and for the period from March 24, 1989 (Inception) to December, 2003	5
d) Notes to Consolidated Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 2. Changes in Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	30
Item 6. Exhibits and Reports on Form 8-K	30
SIGNATURES	31
EXHIBIT INDEX	32
CERTIFICATIONS	33

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2003	2003

Assets
CURRENT ASSETS:
Cash and cash equivalents	$10,512,000	$10,784,000
Receivables, net	350,000	310,000
Inventory, net	806,000	628,000
Other current assets	185,000	489,000

Total current assets	11,853,000	12,211,000
PROPERTY and EQUIPMENT, NET	302,000	291,000

Total assets	$12,155,000	$12,502,000

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$406,000	$367,000
Accrued employee benefits	174,000	190,000

Total current liabilities	580,000	557,000

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized – 150,000,000; shares issued and outstanding – 64,812,422 and 71,355,849, respectively	114,951,000	120,562,000
Deficit accumulated during the development stage	(103,376,000)	(108,617,000)

Total shareholders’ equity	11,575,000	11,945,000

Total liabilities and shareholders’ equity	$12,155,000	$12,502,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended		March 24, 1989
	December 31,		December 31,		(Inception) to
					December 31,
	2002	2003	2002	2003	2003

REVENUES:
Product sales and rentals	$161,000	$10,000	$168,000	$35,000	$717,000
Grants	125,000	366,000	211,000	641,000	6,989,000
Research and development agreements	10,000	—	10,000	—	2,030,000

Total revenues	296,000	376,000	389,000	676,000	9,736,000

COSTS AND EXPENSES:
Cost of product sales and rentals	111,000	5,000	111,000	17,000	405,000
Cost of product sales and rentals - provision for obsolete and excess inventory	171,000	—	259,000	253,000	2,230,000
Research and development	1,432,000	1,455,000	2,817,000	2,811,000	89,959,000
Selling, general and administrative	902,000	1,356,000	2,015,000	2,921,000	31,048,000

Total costs and expenses	2,616,000	2,816,000	5,202,000	6,002,000	123,642,000

LOSS FROM OPERATIONS	(2,320,000)	(2,440,000)	(4,813,000)	(5,326,000)	(113,906,000)

OTHER INCOME (EXPENSE):
Other income	—	—	—	—	1,237,000
Interest income	33,000	37,000	74,000	85,000	5,287,000
Interest expense	—	—	—	—	(267,000)

Other income	33,000	37,000	74,000	85,000	6,257,000

NET LOSS	$(2,287,000)	$(2,403,000)	$(4,739,000)	$(5,241,000)	$(107,649,000)

NET LOSS PER SHARE (Basic and Diluted)	$(.05)	$(.03)	$(.10)	$(.07)

Weighted average number of shares outstanding (Basic and Diluted)	48,550,000	71,294,000	46,718,000	70,978,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended		March 24, 1989
	December 31,		(Inception) to
			December 31,
	2002	2003	2003

OPERATING ACTIVITIES:
Net loss	$(4,739,000)	$(5,241,000)	$(107,649,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	58,000	59,000	3,505,000
Loss on property held for resale	—	—	110,000
Amortization of discounts and premiums on investments	—	—	(543,000)
Stock compensation expense	159,000	425,000	1,424,000
Inventory write downs and reserves	259,000	253,000	2,230,000
Stock issued pursuant to license agreement	—	—	3,300,000
Changes in assets and liabilities:
Receivables	(75,000)	40,000	(334,000)
Inventory	(177,000)	(75,000)	(2,954,000)
Other current assets	(182,000)	(304,000)	(489,000)
Accounts payable and accrued expenses	(104,000)	(39,000)	367,000
Accrued employee benefits	(5,000)	16,000	190,000

Net cash used for operating activities	(4,806,000)	(4,866,000)	(100,843,000)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73,000)
Purchase of short-term investments	—	—	(62,124,000)
Maturities of short-term investments	1,000,000	—	62,667,000
Capital expenditures	(31,000)	(48,000)	(2,963,000)
Proceeds from sale of property held for resale	—	—	400,000

Net cash provided by (used for) investing activities	969,000	(48,000)	(2,093,000)

FINANCING ACTIVITIES:
Issuance of preferred stock	—	—	51,647,000
Issuance of common stock	1,992,000	5,186,000	59,765,000
Repurchase of common stock	—	—	(49,000)
Payments received for stock purchase rights	—	—	3,500,000
Payments received under shareholder notes	—	—	31,000
Principal payments under capital lease obligations	—	—	(1,174,000)

Net cash provided by financing activities	1,992,000	5,186,000	113,720,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,845,000)	272,000	10,784,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,605,000	10,512,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,760,000	$10,784,000	$10,784,000

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

     Successful future operations are subject to several technical and business risks, including satisfactory product development, obtaining regulatory approval and market acceptance for developed products and the Company’s ability to obtain future funding.

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

2. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended December 31, 2003, are not necessarily indicative of the results to be expected for the full year or for any other period.

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

3. Stock-Based Employee Compensation

     The Company has a stock incentive plan that is described more fully in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2003. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”:

		Three Months Ended December 31,			Six Months Ended December 31,

		2002	2003		2002	2003

Reported net loss		$(2,287,000)	$(2,403,000)		$(4,739,000)	$(5,241,000)
Add:	Stock-based employee compensation expenses included in reported net loss, net of related tax effects	—	—		—	372,000
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(193,000)	(227,000)		(425,000)	(457,000)

Pro forma net loss		$(2,480,000)	$(2,630,000)	#	$(5,164,000)	$(5,326,000)

Net loss per common share:
	As reported	$(0.05)	$(0.03)		$(0.10)	$(0.07)
	Pro forma	$(0.05)	$(0.04)		$(0.11)	$(0.08)

4. Shareholders’ Equity

     During the six months ended December 31, 2003, the Company issued 6,405,840 shares of common stock to multiple investors: 26,053 shares of common stock to employees as part of the Employee Stock Purchase Plan and 111,534 shares of common stock through the exercise of certain warrants, for net proceeds of approximately $5,186,000. As part of one of these transactions, the Company issued warrants to private placement investors, exercisable for 4 years to purchase up to 1,264,706 shares of common stock at a price of $1.23 per share, as well as warrants to purchase up to 1,011,765 shares of common stock at $1.50 per share prior to October 31, 2003 that expired, unexercised. In addition, warrants to purchase 303,529 shares of common stock were issued to a private placement agent, exercisable for 4 years at a price of $1.23 per share. The Company also issued warrants to two individuals, who performed investor and public relations services, exercisable for one year to purchase up to an aggregate of 100,000 shares of common stock at a price of $0.50 per share.

5. Net Loss Per Common Share

     Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the quarter and six months ended December 31, 2002 and 2003 is approximately 8,744,000 and 5,959,000, respectively.

6. Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. For VIEs created or acquired prior to February 1, 2003, the provisions of the interpretation were initially to be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003, with a subsequent deferral period of application no later than December 15, 2003. Certain disclosures were effective immediately. The adoption of Interpretation No. 46, as of December 15, 2003, did not have a material impact on the financial position or results of operations of Aastrom.

     In May 2003, Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Accounting for Revenue Arrangements with Multiple Deliverables” was finalized. This EITF issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the financial position or results of operations of Aastrom.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that an issuer classify certain financial instruments within its scope as a liability (or an asset in some circumstances). The adoption of this standard will not impact the current financial position or results of operations of Aastrom.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We are a late-stage development company that is focused on the development of processes and products for the ex vivo production and sale of human cell products for use in cell therapy.

     We develop proprietary Prescription Cell Products (PCP) for the regenerative repair of damaged human tissues and other medical disorders. Our lead PCP products are Tissue Repair Cells (TRC), which are a unique mixture of bone marrow-derived stem and progenitor cells, produced ex vivo. TRCs have been proven safe in patients and to effectively generate normal human tissues in clinical trials.

     We have also completed the development of our proprietary AastromReplicell™ System, which is a patented, integrated system of instrumentation and single-use consumable kits for the commercial production of human cells. The AastromReplicell™ System technology is used to manufacture our proprietary PCP products and can be sold independently as a platform for therapeutic cell production, the basis of our Cell Production Products (CPP) business. We currently market our CPP dendritic cell vaccine products in Europe and in the United States. Our strategy provides multiple paths to revenue, with the CPP business generating early revenue to augment the planned therapeutic PCP pipeline.

     Our commercial production pathway of our Prescription Cell Products is enabled through the AastromReplicell™ System platform. This proprietary and automated clinical cell production system combines patented GMP-compliant automated cell production with patented “single pass perfusion.”

     Single pass perfusion is our technology for growing large quantities of highly robust human cells outside the body. These cells include adult stem cells, immune system cells, and cells for forming solid tissues such as bone.

Prescription Cell Products

     We are leveraging our ex vivo cell production technology for a growing Prescription Cell Product pipeline focused on two areas: Tissue Repair Cells (TRCs) for stem cell-derived tissue repair and regeneration, and Therapeutic Cells (TCs) for immune system-directed attacks on certain cancers and other infectious diseases. Of these, our principal current focus is on TRCs.

Tissue Repair Cells

          The clinical trial direction of our studies has been influenced by observations that our bone marrow cell products may be suitable as a treatment for bone and blood vessel regeneration, each of which represents a substantial market opportunity. In reviewing the pre-

clinical and clinical data for our bone marrow cell products (termed Tissue Repair Cells or TRCs) in various Aastrom supported trials, we have noted a substantial increase in the cell types that can generate connective tissues including bone and cartilage. In addition, our bone marrow cell product has been given to one patient, on a compassionate basis, with a congenital genetic defect (hypophosphatasia) which results in a lethal condition of abnormal bone and cartilage formation. The results of compassionate use treatment, now published in the Journal of Bone and Mineral Research, demonstrated sustained bone formation in the child.

     Using the AastromReplicell™ System, TRCs are grown from a small sample of a patient’s bone marrow. Once administered back to the patient, the cells are intended to generate normal tissue. The primary TRC application we are initially pursuing is bone grafting (spinal fusions, long bone fractures or jaw bone reconstruction). In August 2003, the FDA approved our Investigational New Drug (IND) application to begin a multi-center Phase I/II clinical trial for bone grafting. Our bone grafting clinical trials have recently been initiated in the U.S. and Europe for the treatment of tibial non-union fractures, and we expect to announce additional clinical sites for this application. The initiation of European clinical trials for dental implants have been delayed pending the finalization of applicable cell production licensing requirements.

          We also believe that the stem cell components of our TRCs may be useful for other medical indications, including the regeneration of vascular tissues and cartilage.

Therapeutic Cells

          We are developing TC products using human cells to cause the patient’s immune system to attack certain cancers and other infectious diseases. Blood-derived dendritic cells, which are the body’s crucial mobilizers of the immune T-Cells response, are cultured in the AastromReplicell™ System to produce our proprietary Dendricell™. After being exposed to a particular biological signal, or antigen, the Dendricell™ may act to trigger a cell-mediated immune response against the patient’s cancer cells. The first Dendricell™ clinical trial was initiated at Duke University for a colorectal cancer vaccine in December 2003. Additional trials with academic collaborators are planned, including a trial at Stanford University for a multiple myeloma cancer vaccine.

Cell Production Products

     Our Cell Production Products operation markets and sells our AastromReplicell™ System and DC-I (dendritic cells for fusion and transfection), DCV-I (complex antigen-loaded dendritic cells) and DCV-II (peptide-loaded dendritic cells) cell production kits to academic researchers and companies that are developing cancer vaccines. We expect that the recent commercialization of our automated cell production instruments and cell-specific production kits will enable us to generate revenues, although we are not yet able to project the market size or potential revenues or revenue growth for these products. The European Union has recently issued new directives that may affect the manufacturing of cell products and clinical trials. These changes have delayed or in some cases temporarily halted dendritic cell clinical trials in

Europe, which has reduced the number of customer opportunities and affected our progress in our Cell Production Products business.

     In addition to our consumable DC-I, DCV-I and DCV-II cell product kits, we have begun marketing our automated cell production instruments in Europe and the United States for research use. Through Zellera AG, Aastrom’s wholly owned subsidiary located in Berlin, Germany, we are actively coordinating country-specific sub-distributorships and service networks in Europe.

     While we have initiated marketing activities in Europe for the CE Marked SC-I, DC-I, DCV-I and the DCV-II products, at this point in our current business development, we cannot project when we will generate positive cash flows from our consolidated operations. In the next two to three years, we expect that our revenue sources will consist of sales from our Cell Production Product operation to academic and commercial research centers, grant revenue, research funding and licensing fees from potential future corporate collaborators. To date, we have financed our operations primarily through public and private sales of our equity securities. As a development-stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. Achieving this objective will require significant additional funding. Our ability to achieve profitability on a sustained basis, if at all, or to obtain the required funding to achieve our operating objectives, or complete additional corporate partnering transactions is subject to a number of risks and uncertainties. Please see the section entitled “Certain Business Considerations”.

     Our programs currently use bone marrow, cord blood and blood cells as starting sources of cells. As such, federal support of other factors relating to embryonal stem cell research have no direct impact on our current product programs.

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

     Under the terms of the alliance, Aastrom and MTF will coordinate and fund the development of products that are based on combinations of MTF’s matrices and our Tissue Repair Cells (TRCs). The companies will share in certain development and clinical trial expenses of these treatment approaches and products, and will adopt a coordinated promotion and marketing strategy for future products.

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

Results of Operations

     Total revenues, consisting of grant funding and product sales and rentals, for the quarter and six months ended December 31, 2003 were $376,000 and $676,000, respectively, compared to $296,000 and $389,000 for the same periods in 2002. Grant revenues increased for the quarter and six months ended December 31, 2003 to $366,000 and $641,000, respectively, over $125,000 and $211,000 for the same periods in 2002. Grant revenues have increased from the prior year periods as a result of additional grant awards from the National Institutes of Health. Product sales and rentals decreased to $10,000 and $35,000 for the quarter and six months ended December 31, 2003, respectively, from $161,000 and $168,000 for the same periods in 2002. This decrease is primarily due to extended internal evaluations at potential customer sites that have delayed sales of our instrumentation and therapy kits in fiscal year 2004. We continue to pursue grant-funded programs as well as actively pursuing European and domestic sales and marketing opportunities.

     Total costs and expenses for the second fiscal quarter ended December 31, 2003 increased to $2,816,000, compared to $2,616,000 for the same quarter in fiscal year 2003. Costs and expenses during the second quarter of fiscal year 2004 included an increase in selling, general and administrative expenses to $1,356,000 from $902,000 for the same quarter in fiscal year 2003. This increase reflects continued expansion of marketing activities to further our commercialization efforts in Europe and additional costs relating to capital raising efforts that are not related to specific transactions. Research and development expenses for the second quarter ended December 31, 2003 increased slightly to $1,455,000 from $1,432,000 in the comparable period of fiscal year 2003. Cost of product sales and rentals declined to $5,000 in the second quarter of fiscal year 2004 from $111,000 in the second quarter of fiscal year 2003 due to the decline in volume of product sales. The non-cash provision for obsolete and excess AastromReplicellTM System inventory declined from $171,000 in the second quarter of fiscal year 2003 to zero in the second quarter of fiscal year 2004 because as of September 30, 2003, we had written the carrying value of all of our AastromReplicellTM System inventory down to zero.

     Total costs and expenses for the six months ended December 31, 2003 increased to $6,002,000 compared to $5,202,000 for the same period in fiscal year 2003. The increase is primarily due to selling, general and administrative expenses that increased to $2,921,000 for the six month period ended December 31, 2003 from $2,015,000 in the comparable period of fiscal year 2003. This is the result of continued marketing efforts in Europe, additional costs relating to capital raising, a non-cash charge of $53,000 relating to certain warrants issued in August 2003 for public and investor relation services and a $372,000 non-cash charge related to an employee performance-based stock option that vested in September 2003. We experienced only a small decrease in research and development expenses to $2,811,000 for the six months ended December 31, 2003 from $2,817,000 in the comparable period of fiscal year 2003. Research and product development activities are continuing in the areas of dendritic-cell based vaccines, tissue regeneration and preparation for our pending bone grafting trials in the United States and Europe. Cost of product sales and rentals declined to $17,000 in the first six months of fiscal year 2004 from $111,000 in the first six months of fiscal year 2003 due to the decline in the volume of product sales. The non-cash provision for obsolete and excess AastromReplicellTM System inventory declined from $259,000 in the first six months of fiscal year 2003 to $253,000 in the first six months of fiscal year 2004 because as of September 30, 2003, we had written the carrying value of all of our AastromReplicellTM System inventory down to zero.

     Interest income was $37,000 and $85,000 for the quarter and six months ended December 31, 2003, respectively, compared to $33,000 and $74,000 for the same periods in fiscal year 2003. The fluctuations in interest income are due primarily to corresponding changes in the level of cash, cash equivalents and short-term investments during the periods which offset decreases in yields from our investments.

     Our net loss increased to $2,403,000, and decreased to $.03 per common share for the quarter ended December 31, 2003 compared to a net loss of $2,287,000, or $.05 per common share for the same period in fiscal year 2003. Similarly, for the six months ended December 31, 2003, our net loss increased to $5,241,000, and decreased to $.07 per common share compared to $4,739,000, or $.10 per common share for the same period in fiscal year 2003. This increase in net loss is primarily the result of increased costs and expenses offset on a per share basis by an increase in the weighted average number of common shares outstanding resulting from the additional equity financing, as addressed in the “Liquidity and Capital Resources” discussion below.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through public and private sales of equity securities, which, from inception through December 31, 2003, have totaled approximately $121 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations and interest earned on cash, cash equivalents, and short-term investments. These financing sources have historically allowed us to maintain adequate levels of cash and other liquid investments to continue our operations at planned levels.

     Our combined cash, cash equivalents and short-term investments totaled $10,784,000 at December 31, 2003, an increase of $272,000 from June 30, 2003. The primary uses of cash, cash equivalents and short-term investments during the six months ended December, 2003 included $4,866,000 to finance our operations and working capital requirements. The primary source of cash, cash equivalents and short-term investments was from equity financing transactions, of $5,186,000. This equity financing was obtained under multiple transactions and the Employee Stock Purchase Plan.

     Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. We do not expect to generate a positive cash flow from operations for at least the next several years due to the expected spending for research and development programs and the cost of commercializing our product candidates. We intend to seek additional funding through research and development, or distribution and marketing, agreements with suitable corporate collaborators, grants and through public or private financing transactions. Successful future operations are subject to several technical and business risks, including our continued ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for our products. We expect that our available cash and financing will be sufficient to fund currently planned activities through our 2004 fiscal year (ending June 30, 2004). However, in order to grow and expand our business, and to introduce our new product candidates into the marketplace, we will need to raise additional funds. We are currently pursuing additional sources of financing. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our debt or equity securities. These estimates are forward-looking statements based on certain assumptions, which could be negatively impacted by the matters discussed under “Certain Business Considerations” and under the caption “Business Risks” in our 2003 Annual Report on Form 10-K. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock and economic conditions affecting the public markets generally or some portion or all of the technology sector. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse affect on our business. See “Business Risks” and “Notes to Consolidated Financial Statements” in our 2003 Annual Report on Form 10-K and “Notes to Consolidated Financial Statements” and “Certain Business Considerations” included herein.

New Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. For VIEs created or acquired prior to February 1, 2003, the provisions of the interpretation were initially to be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003, with a subsequent deferral period of application no later than December

15, 2003. Certain disclosures were effective immediately. The adoption of Interpretation No. 46, as of December 15, 2003, did not have a material impact on the financial position or results of operations of Aastrom.

     In May 2003, Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Accounting for Revenue Arrangements with Multiple Deliverables” was finalized. This EITF issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the financial position or results of operations of Aastrom.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that an issuer classify certain financial instruments within its scope as a liability (or an asset in some circumstances). The adoption of this standard will not impact the current financial position or results of operations of Aastrom.

Certain Business Considerations

Our past losses and expected future losses cast doubt on our ability to operate profitably.

     We were incorporated in 1989 and have experienced substantial operating losses since inception. As of December 31, 2003, we have incurred cumulative net losses totaling approximately $108 million. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and the AastromReplicell™ System, general and administrative expenses, and the prosecution of patent applications. We expect to incur significant operating losses until product sales increase, primarily owing to our research and development programs, including pre-clinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. We may not be able to achieve or sustain profitability.

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

     The FDA establishes regulatory requirements based on the classification of a product. Although the AastromReplicell™ System is considered to be unregulated manufacturing equipment in the U.S. the FDA may reconsider this and classify the System as a Class III medical device, or the FDA may ultimately choose to regulate the AastromReplicell™ System under another category. Because our product development programs are designed to satisfy the standards applicable to medical devices and biological licensure for our cellular products, any change in the regulatory classification or designation would affect our ability to obtain FDA approval of our products. The AastromReplicell™ System is used to produce different cell mixtures, and each of these cell mixtures will, under current regulations be regulated as biologic products, which require a biologic license application (BLA).

     The European Union has recently issued new directives that may affect the manufacturing of cell products and clinical trials. These changes have delayed or in some cases temporarily halted dendritic cell clinical trials in Europe, which has reduced the number of customer opportunities and affected our progress in our Cell Production Products business. The recent changes to the European Union Medicinal Products Prime Directive shifted patient-derived cells to the medicinal products category. These new laws may delay some of our current planned clinical trials in Europe.

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

     The market price of shares of our common stock has been volatile, ranging in closing price between $0.25 and $1.77 during the twelve month period ended December 31, 2003. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

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

     We are seeking to obtain regulatory approval to market stem cell tissue repair and regeneration treatments, and cancer and infectious disease treatments. Even if we obtain all required regulatory approvals, we cannot be certain that our products and processes will be adopted at a level that would allow us to operate profitably. Our tissue repair products will face competition from existing, and/or potential other new treatments in the future which could limit revenue potential. It may be necessary to increase the yield and/or cell type purity, for certain of our AastromReplicellTM System cell processes to gain commercial acceptance. Our technologies or product candidates may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technologies and product candidates and our potential revenues.

Failure of third parties to manufacture component parts or provide limited source supplies, or imposition of additional regulation, would impair our new product development and our sales activities.

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

     Furthermore, some of the compounds used by us in our current bone marrow or cord blood cell expansion processes involve the use of animal-derived products. Suppliers or regulatory authorities may limit or restrict the availability of such compounds for clinical and commercial use. Any restrictions on these compounds would impose a potential competitive disadvantage for our products. Regulatory authorities in the EU are reviewing the safety issues related to the use of animal derived materials which we currently use in our production process. It is unknown at this time what actions, if any, the authority may take as to animal derived materials specific to medicinal products distributed in the EU. Our inability to develop or obtain alternative compounds would harm our product development and commercialization efforts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of December 31, 2003, our cash and cash equivalents included money market securities and commercial paper. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

     Our sales to customers in foreign countries are denominated in U.S. dollars. Accordingly, we are not directly exposed to significant market risks from currency exchange rate fluctuations. We believe that the interest rate risk related to our accounts receivable is not significant. We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectibility and establishment of appropriate allowances in connection with our internal controls and policies. We do not enter into hedging or derivative instruments.

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

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended December 31, 2003 we issued shares of common stock on two occasions upon exercise of previously issued warrants. 80,000 of the shares were sold for $0.50 per share and 31,534 of the warrants were issued upon conversion of existing warrants to purchase 68,700 shares. The shares of common stock were issued in private transactions to purchasers who acquired these securities for investment purposes and were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of Aastrom Biosciences, Inc. was held on November 12, 2003.

(b)	At the 2003 Annual Meeting of Shareholders, votes were cast on matters submitted to the shareholders, as follows:

Proposal 1: Election of two directors whose terms expire at the 2006 Annual Meeting of Shareholders.

NOMINEE	FOR	WITHHELD

R. Douglas Armstrong	61,592,670	797,293
Joseph A. Taylor	61,619,256	270,707

In addition to the election of the above referenced directors, the following individuals continue as directors; Susan Wyant, as a Class I Director, whose term expires at the 2004 Annual Meeting of Shareholders; Mary Lincoln Campbell and Arthur F. Staubitz, as Class II Directors, whose terms expire at the 2005 Annual Meeting of Shareholders.

Proposal 2: Approve the amendment to the 2001 Stock Option Plan to increase by 2,000,000 the maximum number of shares of common stock that may be issued under the plan.

FOR	AGAINST	ABSTAIN

9,506,763	3,725,121	254,188

Proposal 3: Approve the amendment to allow for an amendment of the Company’s Articles of Incorporation to increase the number of authorized shares of common stock up to 250,000,000.

FOR	AGAINST	ABSTAIN

58,407,889	3,624,604	343,472

Proposal 4: Approve the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the year ending June 30, 2004.

FOR	AGAINST	ABSTAIN

61,737,868	409,009	227,086

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index.

(b)	Reports on Form 8-K

During the quarter ended December 31, 2003 we submitted the following reports on Form 8-K:

(1)	November 11, 2003 (1st Quarter Earnings Release)

(2)	December 11, 2003 (Press Release relating to the initiation of a Phase I clinical trial, in collaboration with investigators at Duke University Medical Center)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AASTROM BIOSCIENCES, INC.

Date: February 13, 2004	/s/ R. Douglas Armstrong

R. Douglas Armstrong, Ph.D.
President, Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2004	/s/ Alan M. Wright

Alan M. Wright
Sr. Vice President Administrative & Financial
Operations, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS

Exhibit Number	Description

3.1*	Restated Articles of Incorporation of the Company, as amended
3.2 **	Bylaws of the Company
31	Rules 13a-14(a) and 14(d)-14a Certifications
32	Section 1350 Certifications
99	Audit Committee Charter, as revised

*	Incorporated by reference to the Company’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2003.

**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.