Form 10-Q
period 2004-03-31
AASTROM BIOSCIENCES INC
filed 2004-05-17
CIK 887359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

Commission file number            0-22025

AASTROM BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Michigan	94-3096597

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

24 Frank Lloyd Wright Dr. P.O. Box 376 Ann Arbor, Michigan	48106

(Address of principal executive offices)	(Zip code)

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

☒ – Yes      ☐ – No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE (Class)	81,127,735 Outstanding at May 12, 2004

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q
March 31, 2004

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements - Unaudited
a) Consolidated Condensed Balance Sheets as of June 30, 2003 and March 31, 2004	3
b) Consolidated Condensed Statements of Operations for the three and nine months ended March 31, 2003 and 2004 and for the period from March 24, 1989 (Inception) to March 31, 2004	4
c) Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 2003 and 2004 and for the period from March 24, 1989 (Inception) to March 31, 2004	5
d) Notes to Consolidated Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 2. Changes in Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits and Reports on Form 8-K	29
SIGNATURES	31
EXHIBIT INDEX	32
CERTIFICATIONS
EXHIBIT 31
EXHIBIT 32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2003	2004
Assets
CURRENT ASSETS:
Cash and cash equivalents	$10,512,000	$10,426,000
Receivables, net	350,000	276,000
Inventories, net	806,000	678,000
Other current assets	185,000	483,000

Total current assets	11,853,000	11,863,000
PROPERTY and EQUIPMENT, NET	302,000	308,000

Total assets	$12,155,000	$12,171,000

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$406,000	$380,000
Accrued employee benefits	174,000	165,000

Total current liabilities	580,000	545,000

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized – 150,000,000; shares issued and outstanding – 64,812,422 and 73,127,735, respectively	114,951,000	122,743,000
Deficit accumulated during the development stage	(103,376,000)	(111,117,000)

Total shareholders’ equity	11,575,000	11,626,000

Total liabilities and shareholders’ equity	$12,155,000	$12,171,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					March 24, 1989
	Three months ended		Nine months ended		(Inception) to
	March 31,		March 31,		March 31,
	2003	2004	2003	2004	2004
REVENUES:
Product sales and rentals	$130,000	$10,000	$298,000	$45,000	$727,000
Grants	150,000	331,000	361,000	972,000	7,320,000
Research and development agreements	—	75,000	10,000	75,000	2,105,000

Total revenues	280,000	416,000	669,000	1,092,000	10,152,000

COSTS AND EXPENSES:
Cost of product sales and rentals	21,000	5,000	132,000	22,000	410,000
Cost of product sales and rentals - provision for obsolete and excess inventory	186,000	—	445,000	253,000	2,230,000
Research and development	1,351,000	1,660,000	4,168,000	4,471,000	91,619,000
Selling, general and administrative	854,000	1,279,000	2,869,000	4,200,000	32,327,000

Total costs and expenses	2,412,000	2,944,000	7,614,000	8,946,000	126,586,000

LOSS FROM OPERATIONS	(2,132,000)	(2,528,000)	(6,945,000)	(7,854,000)	(116,434,000)

OTHER INCOME (EXPENSE):
Other income	—	—	—	—	1,237,000
Interest income	30,000	28,000	104,000	113,000	5,315,000
Interest expense	—	—	—	—	(267,000)

Other income	30,000	28,000	104,000	113,000	6,285,000

NET LOSS	$(2,102,000)	$(2,500,000)	$(6,841,000)	$(7,741,000)	$(110,149,000)

NET LOSS PER SHARE
(Basic and Diluted)	$(.04)	$(.03)	$(.14)	$(.11)

Weighted average number of shares outstanding (Basic and Diluted)	51,656,000	72,204,000	48,340,000	71,384,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			March 24, 1989
	Nine months ended		(Inception) to
	March 31,		March 31,
	2003	2004	2004
OPERATING ACTIVITIES:
Net loss	$(6,841,000)	$(7,741,000)	$(110,149,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	90,000	91,000	3,537,000
Loss on property held for resale	—	—	110,000
Amortization of discounts and premiums on investments	—	—	(543,000)
Stock compensation expense	159,000	425,000	1,424,000
Inventory write downs and reserves	445,000	253,000	2,230,000
Stock issued pursuant to license agreement	—	—	3,300,000
Changes in assets and liabilities:
Receivables	(200,000)	74,000	(300,000)
Inventory	(277,000)	(125,000)	(3,004,000)
Other current assets	4,000	(298,000)	(483,000)
Accounts payable and accrued expenses	(198,000)	(26,000)	380,000
Accrued employee benefits	6,000	(9,000)	165,000

Net cash used for operating activities	(6,812,000)	(7,356,000)	(103,333,000)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73,000)
Purchase of short-term investments	—	—	(62,124,000)
Maturities of short-term investments	1,000,000	—	62,667,000
Capital expenditures	(109,000)	(97,000)	(3,012,000)
Proceeds from sale of property held for resale	—	—	400,000

Net cash provided by (used for) investing activities	891,000	(97,000)	(2,142,000)

FINANCING ACTIVITIES:
Issuance of preferred stock	—	—	51,647,000
Issuance of common stock	2,380,000	7,367,000	61,946,000
Repurchase of common stock	—	—	(49,000)
Payments received for stock purchase rights	—	—	3,500,000
Payments received under shareholder notes	—	—	31,000
Principal payments under capital lease obligations	—	—	(1,174,000)

Net cash provided by financing activities	2,380,000	7,367,000	115,901,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,541,000)	(86,000)	10,426,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,605,000	10,512,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,064,000	$10,426,000	$10,426,000

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

     The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. While available cash and investments are expected to finance currently planned activities at least through the end of fiscal year 2005, the Company will need to raise additional funds in order to complete its product development programs, clinical trials and commercialize its first product candidates. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital include, but are not limited to, the rate and degree of progress demonstrated in its product development programs, the liquidity and volatility of its equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and the general availability of capital in the private and public debt and equity markets. If the Company cannot raise additional funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would negatively impact its business, financial condition and results of operations.

2. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year or for any other period.

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2003 Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of Aastrom and its wholly-owned subsidiary, Zellera AG (“Zellera”), which is located in Berlin, Germany (collectively, the “Company”). All significant inter-company transactions and accounts have been eliminated in consolidation.

     Certain previously reported statement of operations amounts have been reclassified to conform to the current period presentation. In March 2003, the Company began segregating cost of product sales and rentals relating to the obsolescence of inventory. These costs previously were included in the “Cost of product sales and rentals”. These reclassifications had no impact on previously reported loss from operations, shareholders’ equity or cash flows.

3. Stock-Based Employee Compensation

     The Company has a stock incentive plan that is described more fully in Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” using the Black-Scholes valuation model. Other models recently suggested could yield different results.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004
Reported net loss	$(2,102,000)	$(2,500,000)	$(6,841,000)	$(7,741,000)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	372,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(348,000)	(244,000)	(773,000)	(701,000)

Pro forma net loss	$(2,450,000)	$(2,744,000)	$(7,614,000)	$(8,070,000)

Earnings per share:
As reported	$(.04)	$(.03)	$(.14)	$(.11)
Pro forma	$(.05)	$(.04)	$(.16)	$(.11)

4. Shareholders’ Equity

     During the nine month period ended March 31, 2004, the Company issued 8,077,673 shares of common stock to multiple investors, 46,106 shares of common stock as part of our Employee Stock Purchase Plan, our employee stock option plan and our Direct Stock Purchase Plan and 191,534 shares of common stock through the exercise of certain warrants, for total net proceeds of approximately $7,367,000. As part of one of these transactions, the Company issued warrants to investors who purchased common stock in a private placement. These warrants, included four-year warrants, expiring July 3, 2007, to purchase up to 1,264,706 shares of common stock at a price of $1.23 per share and, warrants to purchase up to 1,011,765 shares of common stock at $1.50 per share that expired unexercised on October 31, 2003. In addition, the Company issued warrants to purchase 303,529 shares of common stock to a private placement agent, exercisable on or before July 3, 2007, at an exercise price of $1.23 per share. The Company also issued warrants to two individuals, who performed investor and public relations services, exercisable for one year to purchase up to an aggregate of 100,000 shares of common stock at a price of $0.50 per share.

5. Net Loss Per Common Share

     Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the quarter and nine months ended March 31, 2003 and 2004 is approximately 3,869,000 and 5,922,000, respectively.

6. Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. For VIEs created or acquired prior to February 1, 2003, the provisions of the interpretation were initially to be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003, with a subsequent deferral period of application no later than December 15, 2003. Certain disclosures were effective immediately. The adoption of Interpretation No. 46, as of December 15, 2003, did not have a material impact on the financial position or results of operations of Aastrom.

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

7. Subsequent Event

     In early April 2004, the Company issued 8,000,000 shares of its common stock through a registered direct offering to institutional investors, for cash proceeds of approximately $8,500,000, net of offering costs of approximately $600,000. As part of this transaction, the Company issued warrants to the institutional investors, exercisable for 5 years, or until April 5, 2009, subject to mandatory exercise at the Company’s option, in certain circumstances of stock price escalation after April 5, 2006, to purchase up to 2.4 million shares of common stock at an exercise price of $1.65 per share. In addition, the Company issued warrants to the placement agent, exercisable for 5 years, or until April 5, 2009, subject to mandatory exercise at the Company’s option, in certain circumstances of stock price escalation after April 5, 2005, to purchase up to 560,000 shares of common stock at an exercise price of $1.65 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are a late-stage development company that is focused on the development of processes and products for the ex vivo production and sale of human cell products for use in cell therapy.

     We develop proprietary Prescription Cell Products (PCP) for the regenerative repair of damaged human tissues and other medical disorders. Our lead PCP products are Tissue Repair Cells (TRC), which are a unique mixture of bone marrow-derived stem and progenitor cells, produced ex vivo. TRCs have been proven safe in patients and to effectively generate certain normal human tissues in clinical trials.

     We have also developed of our proprietary AastromReplicell™ System, which is a patented, integrated system of instrumentation and single-use consumable kits for the commercial production of human cells. Although the AastromReplicell™ System is now CE Marked, we continue to enhance and expand its capabilities for broader commercial utility. The AastromReplicell™ System technology is used to manufacture our proprietary PCP products and can be sold independently for therapeutic dendritic cell production, the basis of our Cell Production Products (CPP) business. We currently market our CPP dendritic cell vaccine products in Europe and in the United States on a limited basis. Our strategy provides multiple paths to revenue, with the CPP business generating early modest revenue to augment the planned therapeutic PCP pipeline, which is our primary business direction.

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

Prescription Cell Products

     We are leveraging our ex vivo cell production technology for a growing Prescription Cell Product pipeline by focusing on our Tissue Repair Cells (TRCs) for stem cell-derived tissue repair and regeneration.

Tissue Repair Cells

     Using the AastromReplicell™ System, TRCs are grown from a small sample of a patient’s bone marrow. Once administered back to the patient, the cells are intended to generate normal tissue. The primary TRC application we are initially pursuing is bone grafting (spinal fusions, long bone fractures or jaw bone reconstruction). In August 2003, the FDA approved our Investigational New Drug (IND) application to begin a multi-center Phase I/II clinical trial for bone grafting. Our bone grafting clinical trials have recently been initiated in the U.S. and Europe for the treatment of tibial non-union fractures, and we expect to announce additional clinical sites for this application. The initiation of European clinical studies for jawbone construction needed for dental implants are pending the finalization of applicable cell production licensing requirements.

     The clinical trial direction of our development effort has been influenced by observations that our bone marrow cell products may be suitable as a treatment for bone and blood vessel regeneration, each of which may represent a substantial market opportunity. In reviewing the pre-clinical and clinical data for our bone marrow cell products in various Aastrom supported trials, we have noted a substantial increase in the cell types that can generate connective tissues including bone and cartilage. In addition, our bone marrow cell product has been given to one patient, on a compassionate basis, with a congenital genetic defect (hypophosphatasia) which results in a lethal condition of abnormal bone and cartilage formation. The results of this compassionate use treatment, now published in the Journal of Bone and Mineral Research, demonstrated bone formation in the child.

     We also believe that the stem cell components of our TRCs may be useful for other medical indications, including the regeneration of vascular tissues and cartilage.

Cell Production Products

     Our Cell Production Products operation seeks to market and sell the AastromReplicell™ System and DC-I (dendritic cells for fusion and transfection), DCV-I (complex antigen-loaded dendritic cells) and DCV-II (peptide-loaded dendritic cells) cell production kits to academic researchers and companies that are developing dendritic cell-based cancer vaccines. We expect that the recent commercialization of our automated cell production instruments and cell-specific production kits should enable us to generate revenues, although we are not yet able to project the market size or potential revenues or revenue growth for these products. The European Union has recently issued new directives that affect the manufacturing of cell products and clinical trials. These changes have delayed or in some cases temporarily halted dendritic cell clinical trials in Europe, which has reduced the number of customer opportunities and adversely affected our progress in our Cell Production Products business. Marketing in Europe is directed through Zellera AG, our wholly-owned subsidiary located in Berlin, Germany.

     Various third-party therapeutic cell companies and academic researchers are developing products using human cells to cause the patient’s immune system to attack certain cancers and other infectious diseases. Blood-derived dendritic cells, which are the body’s crucial mobilizers of the immune T-Cells response, can be cultured in the AastromReplicell™ System to produce potential therapeutic cells. After being exposed to a particular biological signal, or antigen, the cells produced using Aastrom’s proprietary technology may act to trigger a cell-mediated immune response against the patient’s cancer cells. There has been some recent, but limited use of clinical trials using dendritic cells produced in the AastromReplicell™ System by independent third parties.

     While we have initiated marketing activities in Europe for the CE Marked SC-I, DC-I, DCV-I and the DCV-II products and AastromReplicell™ System instrumentation, at this point in our current business development, we cannot project when we will generate positive cash flows from our consolidated operations. In the next two to three years, we expect that our revenue sources will consist of sales from our Cell Production Products business to academic and commercial research centers, grant revenue, research funding and licensing fees from potential future corporate collaborators, and potentially the sale of TRCs in certain non-U.S. countries. To date, we have financed our operations primarily through public and private sales of our equity securities. As a development-stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. Achieving this objective will require significant additional funding. Our ability to achieve profitability on a sustained basis, if at all, or to obtain the required funding to achieve our operating objectives, or complete additional corporate partnering transactions is subject to a number of risks and uncertainties. Please see the section entitled “Certain Business Considerations”.

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

     Under the terms of the alliance, Aastrom and MTF will coordinate and fund the development of products that are based on combinations of MTF’s matrices and our Tissue Repair Cells (TRCs). The companies will both contribute in certain development and clinical trial expenses of these treatment approaches and products, and intend to adopt a coordinated promotion and marketing strategy for future products.

Competitive Environment

     The biotechnology and medical device industries are characterized by rapidly evolving technology and intense competition. Aastrom’s competitors include major multinational medical device companies, pharmaceutical companies, specialty biotechnology companies and chemical and medical products companies operating in the fields of tissue engineering, tissue regeneration, orthopedics and cell-based therapies. Many of these companies are well-established and possess technical, research and development, financial, and sales and marketing resources significantly greater than Aastrom. In addition, many smaller biotech and specialty medical products companies have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies potential research and development and commercialization advantages in product areas currently being pursued by Aastrom. Academic institutions, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those being commercialized by Aastrom. Moreover, many of these competitors may be able to obtain patent protection, obtain FDA and other regulatory approvals and begin commercial sales of their products before Aastrom.

     Aastrom’s potential commercial products address a broad range of existing and emerging markets, in which cell-based therapy is a new and as of yet, unproven, commercial strategy. In a large part, Aastrom faces primary competition from existing devices and products. Some of Aastrom's competitors in orthopedic device and tissue engineered orthopedic applications have longer operating histories and substantially greater resources. These include Stryker Corp., Medtronic, Wright Medical, Smith &Nephew, Osteotech, Interpore Cross, J&J/DePuy, Zimmer and Synthes/Mathys Medical. Other well-established competitors, such as CONMED, IntegraLife Sciences, Arthrex and Implex Corporation compete in orthopedics with a variety of other tissue substitution products. A number of other companies have developed tissue-derived products for these markets, including Regeneration Technologies, Allosource, Lifecell Corporation, NovaBone, IsoTis Orthobiologics, Co.don and OrthoVita.

     In the general area of cell-based therapies, including orthopedics and other tissue regeneration applications, Aastrom competes with a variety of companies, most of whom are specialty medical products or biotechnology companies. Some of these, such as Genzyme Corporation and Fidia SA are well-established and have substantial technical and financial resources compared to Aastrom. However, as cell-based products are only just emerging as viable medical therapies, many of Aastrom's direct competitors are smaller biotechnology and specialty medical products companies. These include Orthologic/Chrysalis Biotechnologies, Biosyntech, Inc., Osiris Therapeutics, Isto Technologies, Interface Biologics, MacroPore Biosurgery and Raymedica.

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

Results of Operations

     Total revenues, consisting of grant funding, research and development agreements and product sales and rentals, for the quarter and nine months ended March 31, 2004 were $416,000 and $1,092,000, respectively, compared to $280,000 and $669,000 for the same periods in 2003. Grant revenues increased for the quarter and nine months ended March 31, 2004 to $331,000 and $972,000, respectively, compared to $150,000 and $361,000 for the same periods in 2003. Grant revenues have increased from the prior year periods as a result of increased activity on the collaborative grant with the Defense Advanced Research Projects Agency (DARPA) and

additional grant awards from the National Institutes of Health. We also recognized $75,000 of revenues for the quarter and nine months ended March 31, 2004 resulting from our performance under research and development agreements compared to $0 and $10,000 for the same periods in 2003. This increase is the result of a $50,000 fee from the sublicense agreement with Corning Inc. compared to a $10,000 fee in fiscal year 2003, and an additional $25,000 fee in fiscal year 2004 from a development agreement with a European institution. Product sales and rentals decreased to $10,000 and $45,000 for the quarter and nine months ended March 31, 2004, respectively, from $130,000 and $298,000 for the same periods in 2003. This decrease is primarily due to extended internal evaluations at potential customer sites that have delayed sales of our instrumentation and therapy kits in fiscal year 2004. We continue to pursue grant-funded programs as well as actively pursuing European and domestic sales and marketing opportunities.

     Total costs and expenses for the third fiscal quarter ended March 31, 2004 increased to $2,944,000, compared to $2,412,000 for the same quarter in fiscal year 2003. Costs and expenses during the third quarter of fiscal year 2004 included an increase in selling, general and administrative expenses to $1,279,000 from $854,000 for the same quarter in fiscal year 2003. This increase reflects continued expansion of marketing activities to further our commercialization efforts in Europe and additional costs relating to capital raising efforts that were not related to specific transactions. Research and development expenses for the third quarter ended March 31, 2004 increased to $1,660,000 from $1,351,000 in the comparable period of fiscal year 2003. This increase is the result of increased activities on our grant funded activities. Cost of product sales and rentals declined to $5,000 in the third quarter of fiscal year 2004 from $21,000 in the third quarter of fiscal year 2003 due to the decline in volume of product sales. The non-cash provision for obsolete and excess AastromReplicellTM System inventory declined from $186,000 in the third quarter of fiscal year 2003 to zero in the third quarter of fiscal year 2004 because as of September 30, 2003, we had written the carrying value of all of our AastromReplicellTM System inventory down to zero. We have not written down the carrying value of any of our remaining inventories, which consist primarily of cell cassettes, as our assessment of the value realizable in sales of these inventories continues to support the carrying values.

     Total costs and expenses for the nine months ended March 31, 2004 increased to $8,946,000 compared to $7,614,000 for the same period in fiscal year 2003. The increase is primarily due to selling, general and administrative expenses that increased to $4,200,000 for the nine month period ended March 31, 2004 from $2,869,000 in the comparable period of fiscal year 2003. This is the result of continued marketing efforts in Europe, additional costs relating to capital raising, a non-cash charge of $53,000 relating to certain warrants issued in August 2003 for public and investor relations services and a $372,000 non-cash charge related to an employee performance-based stock option that vested in September 2003. Research and development expenses increased to $4,471,000 for the nine months ended March 31, 2004 from $4,168,000 in the comparable period of fiscal year 2004. Research and product development activities are continuing in the areas of dendritic-cell based vaccines, tissue regeneration and preparation for and the conduct of our pending bone grafting trials in the United States and Europe. Cost of product sales and rentals declined to $22,000 in the first nine months of fiscal year 2004 from $132,000 in the first nine months of fiscal year 2003 due to the decline in the volume of product sales. The non-cash provision for obsolete and excess AastromReplicellTM System inventory declined from $445,000 in the first nine months of fiscal year 2003 to $253,000 in the first nine months of fiscal year 2004 because as of September 30, 2003, we had written the carrying value of all of our AastromReplicellTM System inventory down to zero. We have not written down the carrying value of any of our remaining inventories, which consist primarily of cell cassettes, as our assessment of the value realizable in sales of these inventories continues to support the carrying values.

     Interest income was $28,000 and $113,000 for the quarter and nine months ended March 31, 2004, respectively, compared to $30,000 and $104,000 for the same periods in fiscal year 2003. The fluctuations in interest income are due primarily to corresponding changes in the level of cash, cash equivalents and short-term investments during the periods.

     We have recorded no income tax provision, because we do not expect to pay income taxes in the U.S. or in foreign jurisdictions in fiscal year 2004.

     Our net loss increased to $2,500,000, and decreased to $.03 per common share for the quarter ended March 31, 2004 compared to a net loss of $2,102,000, or $.04 per common share for the same period in fiscal year 2003. Similarly, for the nine months ended March 31, 2004, our net loss increased to $7,741,000, and decreased to $.11 per common share compared to $6,841,000, or $.14 per common share for the same period in fiscal year 2003. This increase in net loss is primarily the result of increased costs and expenses offset on a per share basis by an increase in the weighted average number of common shares outstanding resulting from the additional equity financings, as addressed in the “Liquidity and Capital Resources” discussion below.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through public and private sales of equity securities, which, from inception through March 31, 2004, have totaled approximately $123 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations and interest earned on cash, cash equivalents, and short-term investments. These financing sources have historically allowed us to maintain adequate levels of cash and other liquid investments to continue our operations at planned levels.

     Our combined cash, cash equivalents and short-term investments totaled $10,426,000 at March 31, 2004, a decrease of $86,000 from June 30, 2003. The primary uses of cash, cash equivalents and short-term investments during the nine months ended March 31, 2004 included $7,356,000 to finance our operations and working capital requirements. The primary source of cash, cash equivalents and short-term investments was from equity financing transactions, with net proceeds of $7,367,000. This equity financing was obtained under multiple transactions in which we sold our common shares and warrants to purchase common shares to investors, as well as our Employee Stock Purchase Plan and the stock option plan.

     In early April 2004, we issued 8,000,0000 shares of common stock through a registered direct offering to institutional investors, for cash proceeds of approximately $8,500,000, net of offering costs of approximately $600,000. As part of this transaction, we issued warrants to the institutional investors, exercisable for 5 years to purchase up to 2.4 million shares of common stock at an exercise price of $1.65 per share. In addition, we issued warrants to the placement agent, exercisable for 5 years, to purchase up to 560,000 shares of common stock at an exercise price of $1.65 per share.

     Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. We do not expect to generate a positive cash flow from operations for at least the next several years due to the expected spending for research and development programs and the cost of commercializing our product candidates. We intend to seek additional funding through research and development, or distribution and marketing agreements with suitable corporate collaborators, grants and through public or private financing transactions. Successful future operations are subject to several technical and business risks, including our continued ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for our products. We expect that our available cash and financing, including the financing completed in April 2004, will be sufficient to fund currently planned activities through our 2005 fiscal year (ending June 30, 2005). However, in order to grow and expand our business, and to introduce our new product candidates into the marketplace, we will need to raise additional funds. We are currently pursuing additional sources of financing. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our debt or equity securities. These estimates are forward-looking statements based on certain assumptions, which could be negatively impacted by the matters discussed under “Certain Business Considerations” and under the caption “Business Risks” in our 2003 Annual Report on Form 10-K.

     There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, the rate of progress in our product development programs, market volatility of our common stock and economic conditions affecting the public markets generally or some portion or all of the technology sector. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse affect on our business, financial condition and results of operations. See “Business Risks” and “Notes to Consolidated Financial Statements” in our 2003 Annual Report on Form 10-K and “Notes to Consolidated Financial Statements” and “Certain Business Considerations” included herein.

New Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. For VIEs created or acquired prior to February 1, 2003, the provisions of the interpretation were initially to be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003, with a subsequent deferral period of application no later than December 15, 2003. Certain disclosures were effective immediately. The adoption of Interpretation No. 46, as of December 15, 2003, did not have a material impact on the financial position or results of operations of Aastrom.

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

     We were incorporated in 1989 and have experienced substantial operating losses since inception. As of March 31, 2004, we have incurred cumulative net losses totaling approximately $110 million. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and the AastromReplicell™ System, general and administrative expenses, and the prosecution of patent applications. We expect to incur significant operating losses until product sales increase, primarily owing to our research and development programs, including pre-clinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. We may not be able to achieve or sustain profitability.

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

     The FDA establishes regulatory requirements based on the classification of a product. Although the AastromReplicell™ System is considered to be unregulated manufacturing equipment in the U.S., the FDA may reconsider this and classify the System as a Class III medical device, or the FDA may ultimately choose to regulate the AastromReplicell™ System under another category. Because our product development programs are designed to satisfy the standards applicable to medical devices and biological licensure for our cellular products, any change in the regulatory classification or designation would affect our ability to obtain FDA approval of our products. The AastromReplicell™ System is used to produce different cell mixtures, and each of these cell mixtures will, under current regulations be regulated as biologic products, which require a biologic license application (BLA).

     New directives (laws) have recently become effective in the European Union that may affect the manufacturing of cell products and clinical trials. These changes have delayed or in some cases temporarily halted dendritic cell clinical trials in Europe, which has reduced the number of customer opportunities and affected our progress in our Cell Production Products business. The recent changes to the European Union Medicinal Products Prime Directive shifted patient-derived cells to the medicinal products category. These new laws may delay some of our current planned clinical trials in Europe.

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

     We will require substantial capital resources in order to conduct our operations and develop our products. In October 1999, we were forced to reduce operations based on our declining level of capital resources and our limited financing alternatives available at that time. The previous reduction in our operating activities has delayed our product development programs. We expect that our available cash and financing will be sufficient to fund currently planned activities through our 2005 fiscal year (ending June 30, 2005). However, in order to grow and expand our business, and to introduce our new product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. Accordingly, we are continuing to pursue additional sources of financing.

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

     The market price of shares of our common stock has been volatile, ranging in closing price between $0.30 and $1.77 during the twelve month period ended March 31, 2004. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

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

Use of animal-derived materials could harm our product development and commercialization efforts.

     Some of the compounds we use in our current bone marrow or cord blood cell expansion processes involve the use of animal-derived products. Suppliers or regulatory authorities may limit or restrict the availability of such compounds for clinical and commercial use. Any restrictions on these compounds would impose a potential competitive disadvantage for our products. Regulatory authorities in the EU are reviewing the safety issues related to the use of animal derived materials which we currently use in our production process. It is unknown at this time what actions, if any, the authority may take as to animal derived materials specific to medicinal products distributed in the EU. Our inability to develop or obtain alternative compounds would harm our product development and commercialization efforts.

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

     While we have commenced marketing on a limited basis of the AastromReplicell™ System and SC-I, DC-I, DCV-I and DCV-II cell production kits in Europe and domestically for research and industrial use, we have only limited internal sales, marketing and distribution capabilities. We intend to get assistance to market our products through collaborative relationships with companies with established sales, marketing and distribution capabilities. While we have entered into such arrangements with respect to Switzerland, Turkey and Italy, we will need to establish additional relationships to be able to achieve the market coverage we desire. Our inability to develop and maintain those relationships would limit our ability to market, sell and distribute our products. Our inability to enter into successful, long-term relationships could require us to develop alternate arrangements at a time when we need sales, marketing or distribution capabilities to meet existing demand.

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

     Many of our competitors have significantly greater resources, more product candidates and have developed product candidates and processes that directly compete with our products. Our competitors may have developed, or could in the future develop, new technologies that compete with our products or even render our products obsolete. As an example, in the past, published studies have suggested that hematopoietic stem cell therapy use for bone marrow transplantation, following marrow ablation due to chemo-therapy, may have limited clinical benefit in the treatment of breast cancer, which was a significant portion of the overall hematopoietic stem cell transplant market. This resulted in a substantial decline in the market for the AastromReplicell™ System with our SC-I kit.

     Our products are designed to improve and automate the processes for producing cells used in therapeutic procedures. Even if we are able to demonstrate improved or equivalent results, the cost or process of treatment and other factors may cause researchers and practitioners to not use our products and we will suffer a competitive disadvantage. As a result, we may be unable to recover the net book value of our inventory. Finally, to the extent that others develop new technologies that address the targeted application for our products, our business will suffer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of March 31, 2004, our cash and cash equivalents included money market securities and commercial paper. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

Item 4. Controls and Procedures

(a)	Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

(b)	There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we receive threats or may be subject to litigation matters incidental to our business. However, we are not currently a party to any material pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended March 31, 2004 we issued 80,000 shares of common stock upon exercise of previously issued warrants. The shares were sold for $0.50 per share. The shares of common stock were issued in private transactions to purchasers who acquired these securities for investment purposes and were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

See Exhibit Index.

(b) Reports on Form 8-K

During the quarter ended March 31, 2004 we submitted the following reports on Form 8-K:

(1)	January 14, 2004 (Press Release relating to the initiation of a clinical trial, in collaboration with investigators at the Illinois Bone and Joint Foundation)

(2)	January 22, 2004 (Press Release relating to the initiation of a clinical trial, in collaboration with investigators at the BG-Kliniken “Bergmannsheil” Ruhr-University)

(3)	February 4, 2004 (2nd Quarter Earnings Release)

(4)	February 19, 2004 (Slides used in presentations)

(5)	March 30, 2004 (Press release relating to the initiation of a bone grafting clinical trial)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AASTROM BIOSCIENCES, INC.

Date: May 13, 2004	/s/ R. Douglas Armstrong
R. Douglas Armstrong, Ph.D.
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2004	/s/ Alan M. Wright
Alan M. Wright
Sr. Vice President Administrative & Financial
Operations, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS

Exhibit Number	Description
3.1*	Restated Articles of Incorporation of the Company, as amended
3.2 **	Bylaws of the Company
31	Rules 13a-14(a) and 15d-14a Certifications
32	Section 1350 Certifications

*	Incorporated by reference to the Company’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2003.

**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.