Form 10-K
period 2004-06-30
AASTROM BIOSCIENCES INC
filed 2004-09-13
CIK 887359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Common Stock, no par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 75 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The approximate aggregate market value of the registrant’s Common Stock, no par value (“Common Stock”), held by non-affiliates of the registrant (based on the closing sales price of the Common Stock as reported on the Nasdaq SmallCap Market) on December 31, 2003 was approximately $94 million. This computation excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding shares of Common Stock, since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of August 31, 2004, 83,076,168 shares of Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference

Proxy Statement for the Annual Meeting of Shareholders scheduled for November 10, 2004	Items 10, 11, 12, 13 and 14 of Part III

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

      We are a late-stage development company focused on the development of processes and products for the ex vivo production and sale of human cell products for use in cell therapy and regenerative medicine. Our pre-clinical and clinical product development programs utilize adult bone marrow stem and progenitor cells for forming solid tissues such as bone, vascular tissue, cartilage, and blood and immune system cells.

      Cell therapy is the use of living cells in the treatment of medical disorders. These cells can either be used in conjunction with, or as a replacement for, traditional therapies. Cell therapy began with simple, but very effective, blood and platelet transfusions, expanding later to include specialized procedures including hematopoietic stem cell transplants obtained from the marrow or from the blood stream after stem cell mobilization. In hematopoietic procedures, stem cells are transplanted into patients to restore blood and immune system function that is damaged or destroyed by aggressive chemotherapy and/or radiation therapy used to treat the cancer. In immunologic cell therapy, T-cells and dendritic cells are administered to stimulate an immune response in patients with various forms of cancers and infectious diseases, such as viral infections. In recent years, pre-clinical and clinical observations appear to extend the potential use of bone marrow-derived stem cells to regenerate multiple tissues including bone, blood vessels, cartilage, cardiac tissue, and nerves.

      While these forms of cell therapy are emerging as potential new treatment options for several diseases and medical disorders, the success of cellular therapy is based, in part, on the need for care providers to be able to access therapeutic quantities of biologically active cells necessary for patient treatment, cost-effectively and in compliance with regulatory requirements. Our patented AastromReplicell® System and single-pass perfusion technology are intended to enable the manufacturing of patient specific cell products for clinical use.

      In the expanding field of cell therapy, we develop proprietary Prescription Cell Products (PCP) for the regenerative repair of damaged human tissues and other medical disorders, the first of which is now in the clinical stage. Our lead PCP products are Tissue Repair Cells (TRCs), which are a unique mixture of bone marrow-derived stem and progenitor cells, produced ex vivo. In previous multi-center clinical trials involving over 160 patients, our TRCs have been demonstrated to be safe and reliable, and to regenerate certain normal healthy human tissues.

      We have also developed our proprietary AastromReplicell System, which is a patented, integrated system of instrumentation and single-use consumable kits for the commercial production of human cells. The AastromReplicell System was developed to provide a manufacturing platform for our proprietary cell products, such as our TRCs. The AastromReplicell System technology has recently been expanded for the production of dendritic cells and dendritic cell vaccines, and is the basis of our Cell Production Products (CPP) business. The clinical use of dendritic cell vaccines is minimal at this time, and as such the market is only just developing. We are currently exploring the market for our CPP dendritic cell vaccine products in the European Union (EU) and in the United States by targeting academic and other third party therapeutic cell developers requiring automated cell production with GMP compliance.

      Our commercial production pathway for our Prescription Cell Products is enabled through the AastromReplicell System platform. This proprietary and automated clinical cell production system combines patented GMP-compliant automated cell production with patented “single-pass perfusion.” Single-pass perfusion is our technology for growing large quantities of highly robust human cells outside the body. These cells include adult stem and progenitor cell mixtures — cells required for forming solid tissues such as bone, vascular tissue, cartilage, and blood and immune system cells.

      Stem cells are human cells that have the capability to form many or all of an individual’s tissues and organs. Our PCP cell therapy programs currently utilize bone marrow-derived stem cells, a class of adult stem cells that is found in every individual’s bone marrow. Access to adult stem cells is obtained through a recognized procedure, without controversy, and these cells have successfully grown to the increased number of cells required for certain clinical applications, using the patented technology embodied in the AastromReplicell System. Our programs have used bone marrow, cord blood and blood cells as starting sources of cells. As such, federal support or other factors relating to embryonic stem cell research have no direct impact on our current product programs.

      Our primary business model utilizes patented core technology and processes for the manufacturing and distribution of TRC cell products for use in multiple medical markets. Initially, we will pursue TRCs for the following two therapeutic areas:

•	Local bone regeneration in fractures, spinal fusion and jaw bone reconstruction for dental implants

•	Vascular (blood vessel) regeneration in limb ischemia resulting from diabetes and other diseases

      In the future, we may develop, and/or support third party development of TRC products for other areas such as cartilage regeneration and cardiac tissue regeneration.

      In the EU, our business and marketing activities are directed through Zellera AG, our wholly-owned subsidiary located in Berlin, Germany

Prescription Cell Products

      We are leveraging our ex vivo cell production technology for a growing Prescription Cell Product pipeline by focusing on our Tissue Repair Cells (TRCs) for stem cell-derived tissue repair and regeneration.

Tissue Repair Cells

      The clinical trial direction of our development effort has been influenced by observations that our bone marrow cell products (TRCs) may be suitable as a treatment for bone and vascular regeneration, each of which may represent a substantial market opportunity. In reviewing the pre-clinical and clinical data for our bone marrow cell products in various Aastrom-supported trials and research, we have noted that the cells produced contain a substantial increase in the cell types that can generate connective tissues including bone and cartilage. In addition, our bone marrow cell product has been given to one patient, on a compassionate-use basis approved by the FDA, with a congenital genetic defect (hypophosphatasia) resulting in a lethal condition of abnormal bone and cartilage formation. The results of this compassionate-use treatment, now published in the Journal of Bone and Mineral Research, demonstrated bone formation in the child.

      Using the AastromReplicell System, TRCs are grown from a small sample of a patient’s bone marrow. Once administered back to the patient, the cells are intended to generate normal healthy tissues. The primary TRC application we are initially pursuing is bone grafting (large bone fractures, spine fusions or jaw bone reconstruction). In August 2003, the FDA approved our Investigational New Drug (IND) application to begin a multi-center Phase I/II clinical trial for bone grafting in severe leg fractures. Our bone grafting clinical trials have recently been initiated in the U.S. and EU for the treatment of tibial non-union fractures, and we expect to announce additional clinical sites for this application. The initiation of the EU clinical studies for jawbone reconstruction needed for dental implants are pending the finalization of applicable cell production licensing requirements. Once sufficient data is obtained to show the safety and bone-forming capability of TRCs in the fracture or jaw areas, we expect to initiate a clinical plan for the use of TRCs in spine fusion applications.

      Under normal circumstances, bone has the ability to maintain its integrity and repair itself when fractured or damaged, due to its capacity to regenerate. Bone grafting is the procedure of locally applying cells or other material to a bone site to either build or repair needed bone tissue when the clinical situation is such that the natural bone generation process is either too slow or unable to occur. Through scientific advances, it is now widely known that bone grafting can accelerate the regenerative process.

      There are different approaches to bone graft procedures, and each carries with it certain disadvantages. Traditionally, autograft material is surgically taken from the patient’s iliac crest (hip bone) and implanted where it is needed. Sometimes “extenders” are added to this material. There are a number of issues with this autograft procedure, including:

•	Potential infection at the bone harvest site

•	Very painful harvest procedure and painful after-effects at the collection site

•	Chronic pain at the harvest site

•	Limited supply of autograft material

•	Additional time in surgery to collect the autograft material and additional time in the hospital to recover

      As a substitute to traditional autograft, allograft, synthetic, and osteoinductive (e.g. bone morphogenic proteins) materials have recently been introduced to address some of these market issues, and are now included in approximately 50% of bone graft procedures in the U.S. However, some of these substitute materials have not been able to produce the same level of clinical efficacy as traditional autograft (e.g. the tempo of formation and the quality of bone), and their use has some other limitations. Additionally, the matrix products (allograft and synthetics) are almost always combined with some biological material, either as an extender of autograft material, in combination with blood or plasma material, or with bone marrow (typically less than 100 ml).

      Our TRCs are being developed as an alternative to the autograft harvest process. First, a physician collects a small starting sample of a patient’s bone marrow with a needle aspiration in a simple outpatient procedure., Then our TRCs are produced in the AastromReplicell System in about 12 days. The TRCs, containing an expanded amount of bone-forming stem and progenitor cells, are mixed with a matrix (allograft or synthetic), and may provide a viable alternative to autograft without the painful after-effects. The total served market for such a product is believed to be more than 1 million procedures annually in the U.S., EU and Japan.

      Additionally, published results from other clinical studies have suggested that large volumes of a patient’s own bone marrow may be concentrated and injected into the vascular tissue area of patients with limb ischemia. Degenerated vascular tissue has a high occurrence in diabetic patients, and can result in immobility, severe ulcerations, and amputation. Bone marrow cells may rebuild this vascular tissue and offer therapeutic benefit; therefore, we are pursuing research to explore the capability of TRCs for vascular regeneration.

      We also believe that the stem and progenitor cell components of our TRCs may be useful for other medical indications, including the regeneration of cardiac tissue and cartilage.

Cell Production Products

      Our Cell Production Products (CPP) operation seeks to market and sell the AastromReplicell System and DC-I (dendritic cells for fusion and transfection), DCV-I (complex antigen-loaded dendritic cells) and DCV-II (peptide-loaded dendritic cells) cell production kits to academic researchers and companies that are developing dendritic cell-based cancer vaccines. We expect that the recent collaborations with users of these products may generate very modest amounts of revenues at irregular intervals, although we are not yet able to project the market size, potential revenues or revenue growth for these products. The EU has recently issued new directives that affect the manufacturing of cell products and clinical trials. These changes have delayed and in many cases temporarily halted dendritic cell vaccine clinical trials in EU, which has reduced the number of customer opportunities and adversely affected our progress in our CPP business.

Aastrom’s Proprietary Core Technologies

      Our technology platform consists of two components: (i) proprietary processes, “single-pass perfusion”, and culture devices to enable certain types of stem cells and other types of human cells to be produced with superior biological capabilities as compared with standard cell culture approaches, and (ii) the AastromReplicell System, a clinical cell production platform that is designed to standardize and enable an effective GMP-compliant commercialization pathway for bringing therapeutic cell production to medical practice. The AastromReplicell System consists of an instrumentation platform, to be integrated within the hospital or other centralized facilities, that can operate a variety of single-use cell production kits that are specific to the desired medical application. Through this product configuration, we intend either to directly provide cells for therapeutic use, or to enable customers or potential collaborators with the capability to produce cells for therapeutic applications through sale of the AastromReplicell System product line and cell therapy products. This approach is intended to provide a product pathway for each cell therapy that is equivalent to a biological product including regulatory approval, reimbursement, marketing and pricing. We believe that the product design of the AastromReplicell System will allow us to develop additional cell therapy products to provide standardization for a number of emerging cell therapies being developed by other researchers.

Aastrom’s Single-Pass Perfusion for Human Cell Growth

      We have developed proprietary processes and patented technologies for ex vivo production of therapeutic stem and progenitor cells as well as other key cells found in human bone marrow. This proprietary process is called “single-pass perfusion” and provides a cell culture environment that attempts to mimic the biology and physiology of natural bone marrow outside of the body. This process enables the production of stem and early- and late-stage progenitor cells needed for an effective bone marrow stem cell therapy procedure. When this process is applied to other cell types, the resulting cell product appears to have enhanced biologic function as compared to cells produced through standard static culture processes. In pre-clinical studies performed at Aastrom, T-cells produced using our proprietary processes appear to have a significantly higher replicative capability. Further, dendritic cells produced using this process appear to have an enhanced ability to present antigen to the immune system. We believe that these benefits can improve the overall clinical effectiveness of these procedures.

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

      We have developed a proprietary cell culture chamber to implement our process technology. The culture chamber can produce cells on a clinical-scale and allows for recovery of the cells for therapeutic use. Our pre-clinical and clinical data indicate that our cell culture chamber may be used for growing various types of human therapeutic cells, such as stem cells, T-cells and dendritic cells used for immunotherapies, chondrocytes for cartilage replacement, and mesenchymal cells for bone and cartilage replacement. We hold exclusive rights to issued U.S. patents and additional applications for our cell culture chamber device technology.

The AastromReplicell System

      The AastromReplicell System is our proprietary clinical-scale cell production platform to enable the large scale ex vivo production of a variety of therapeutic cells at healthcare facilities, independent laboratories, transplant centers, blood banks, and centralized cell production facilities. It has been designed to implement our stem cell growth process as well as processes for the production of certain other cell types. The AastromReplicell System is comprised of several components, including microprocessor-controlled instruments and single-use cell production kits such as the TRC-I (for the production of our TRC cell products), DC-I, DCV-I and DCV-II kits (for the production of cells used in our CPP operation for sale to third parties). The single-use cell production kits include an AastromReplicell System Cell Cassette cartridge containing our proprietary cell culture chamber, supply and waste reservoirs, and harvest bag along with process specific software which provides the cell production processing parameters to the AastromReplicell System instruments. The microprocessor-controlled instruments include the AastromReplicell System Incubator which controls the culture conditions for the production of cells within the Cell Cassette, and the AastromReplicell System Processor which automates the procedure sequences such as the inoculation of cells into, and harvesting of the cells from, the Cell Cassette. The AastromReplicell System Manager provides user interface software that monitors the cell production process in multiple Incubators, records relevant process variables and operator actions, and automatically generates cell production batch records.

      The AastromReplicell System is designed to be operated with minimal operator activity by a qualified cell production or cell processing technician to implement clinical-scale cell production. The endpoint of the AastromReplicell System process is a blood-bag containing the specific cell product. The control and documentation features of the AastromReplicell System have been designed to meet GMP requirements for the production of cells for clinical use. The System can be scaled-up producing simultaneous multiple independent cell batches and is suitable for installation in a regional or centralized cell production facility. This is intended to provide a product pathway for each cell therapy that is similar to a biological product including regulatory approval, reimbursement, marketing and pricing. We believe that the design of the AastromReplicell System may allow us to develop additional cell production kits to provide a commercialization pathway for a number of emerging cell therapies being developed by other researchers.

      The typical industry approach to growing human cells has largely used manual research laboratory methods, requiring substantial time and technical expertise. The AastromReplicell System is designed to provide closed-system, automated cell production capabilities in compliance with regulatory standards, with high process reliability and reduced requirements for specialized facilities and staffing.

Product Development

Prescription Cell Products

      Our initial development efforts were focused on the development of the SC-I kit for the production of bone marrow stem cells for use in bone marrow transplantation. A decreased market opportunity for the SC-I product led to the discontinuance of further product development in this area. Our current product development efforts are focused on the development of bone marrow-derived stem and progenitor cells — Tissue Repair Cells (TRCs) — for use in orthopedic indications (bone grafting, spine fusion and jaw bone reconstruction) and for use in vascular system regeneration. These cells and processes are very similar to those produced with the SC-I process which have been introduced into human patients in previous trials. (See “Clinical Development.”)Clinical trials are underway to demonstrate bone formation in patients with large bone fractures, and clinical protocols are in development for spine fusions and jaw bone reconstruction, and for treating limb ischemia resulting from peripheral vascular disease. All of these products use Aastrom’s proprietary process and device technologies. We believe that additional products may be developed for use in a variety of other emerging cell therapies.

      Our research programs are currently developing new variations of TRCs that are intended to improve either the functionality for certain clinical indications, improve storage and shelf life, or to decrease the cost of the manufacturing of the TRC products. Programs are also exploring the capability of TRCs to generate different types of human tissues, such as bone, vascular, cartilage and cardiac tissues.

Cell Production Products

      The AastromReplicell System has the potential to supplant current manual cell culture methods to produce therapeutic quantities of cell types such as T-cells, dendritic cells, cell-based cancer vaccines, chondrocytes, mesenchymal stem cells, keratinocytes and neuronal cells. For example, Aastrom developed the DC-I, DCV-I, and DCV-II kits for dendritic cell production. Other than a limited application of chondrocyte therapy, novel cell therapies are still in early stages of development by third parties, and such other cell therapies may not be successfully developed. Potential advantages of the AastromReplicell System in these therapies may include: (i) reducing labor and capital costs; (ii) enhancing process reliability; (iii) automating quality assurance and process record keeping; (iv) reducing the need for specialized, environmentally controlled facilities; (v) providing greater accessibility of these procedures to care providers and patients; and, (vi) providing a more biologically active cell product.

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

      Research and development expenses for the fiscal years ended June 30, 2002, 2003 and 2004 were $5,428,000, $5,647,000 and $6,289,000, respectively.

Clinical Development

      Currently, our clinical trial direction is focused on the utilization of our TRCs in the areas of bone regeneration and vascular regeneration in limb ischemia resulting from diabetes and other diseases. Both of these therapeutic areas have substantial market opportunities. Our current studies were also influenced by the limited scope of hematopoietic stem cell transplantation.

Current Activities

      In reviewing the pre-clinical and clinical data for our TRCs a substantial increase in the mesenchymal or stromal stem and progenitor cell content was observed. Mesenchymal stromal cells are integral for bone marrow to generate non-hematopoietic tissues such as bone and cartilage. Our TRCs have been administered to one patient under a compassionate use request approved by the FDA, who had a congenital bone disease called hypophosphatasia, which results in a typically lethal condition of abnormal bone and cartilage formation. This compassionate use treatment, now published in the Journal of Bone and Mineral Research (April 2003, Vol. 18, page 264), resulted in long-term systemic bone formation in the child. Subsequently, we demonstrated in the laboratory, and in mice, that our TRC product is capable of forming bone lineage tissue.

      Based on these and other pre-clinical and clinical observations, we are currently enrolling patients in U.S. and EU clinical trials for bone regeneration in patients with severe limb fractures. The U.S. trial is being conducted under an FDA approved Investigational New Drug (IND) application, including up to three participating centers and as many as 20 patients. The EU trials are now underway at centers in Spain and Germany, under Ethical Committee approvals. We are developing a protocol and an IND submission for a clinical trial to evaluate TRCs in spine fusions. We expect to have clinical result data from the first five treatments in Spain during the quarter ended December 31, 2004. We are also planning to evaluate TRCs to augment jaw bone reconstruction as a method to improve the well-being of patients needing dental implants, and intend to initiate these studies and provide proof of concept during fiscal year 2005 in the EU.

      In addition to bone and hematopoietic tissues, TRCs have been demonstrated in the laboratory to contain the stem and progenitor cells capable of forming vascular tissue or blood vessel growth. Based on clinical observations of the efficacy obtained using large volumes of unexpanded bone marrow cells, we are developing clinical protocols that will evaluate our TRCs for the treatment of limb ischemia, such as occurs in diabetes and other peripheral vascular diseases.

      The preliminary results of our pre-pivotal trials may not be indicative of results that will be obtained from subsequent patients in the trials or from more extensive trials. Further, our pre-pivotal or pivotal trials may not be successful, and we may not be able to obtain the required biologic license application (BLA) registration or required foreign regulatory approvals for the AastromReplicell System in a timely fashion, or at all. See “Business Risks.”

Previous Activities

      The AastromReplicell System, and certain cell products produced using our system, have been evaluated in multi-site clinical trials in the U.S. under an Investigational Device Exemption (IDE) from the FDA.

      Results from these studies demonstrated the ability of the AastromReplicell System to safely and reliably produce stem and progenitor cells (called “SC-I cells”) that engraft and restore blood system function in breast cancer patients who had undergone very aggressive chemotherapy. Further, the small volume aspirate, along with a purging of contaminated tumor cells during the stem cell production, indicated a way to offer patients a transplant with a lower risk of receiving back tumor cells.

      Based on positive results from the feasibility stage trials, we had initiated a randomized Phase III U.S. clinical trial evaluating the SC-I cells produced with the AastromReplicell System to compliment traditional therapies by augmenting stem cells collected from a single Peripheral Blood Stem Cell (PBSC) apheresis procedure. The objectives of this study were to demonstrate that an optimal hematopoietic recovery could be achieved using the SC-I cells with a sub-optimal PBSC dose that otherwise would not provide this desired outcome.

      However, during the course of the Phase III clinical trial of the SC-I cells, medical developments occurred that have influenced our strategy. These developments included:

•	The demonstration that high-dose cytotoxic therapy requiring stem cell support did not result in increased survival benefit for patients with carcinoma of the breast compared with standard, less toxic chemotherapy, thus eliminating this medical approach

•	The demonstration that bone marrow stem cells collected from the PBSC after mobilization by cytokine(s) and/or chemotherapy resulted in more rapid hematopoietic engraftment compared to stem cells collected directly from the bone marrow

•	The demonstration that only a fraction of patients would be unable to be successfully mobilized for the collection of PBSC using a combination of chemotherapy with augmented dose hematopoietic cytokines

•	The demonstration that dose-dense chemotherapy followed by cytokine supported hematopoietic recovery may be an alternative to PBSC transplantation for patients with carcinoma of the breast

•	A change in the policy of the FDA that the AastromReplicell System cell products will now require a Biologics License Application (BLA) for product registration, which was not originally expected or planned

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

      We have also conducted clinical feasibility trials to evaluate umbilical cord blood (CB) cells produced in the AastromReplicell System to improve recoveries of pediatric and adult patients requiring donor-derived (or allogeneic) stem cell transplants. Results of the pediatric transplants indicated that AastromReplicell System-produced cells were safe and well tolerated by the patients. Results from our adult cord blood trial may suggest that the AastromReplicell System could increase the quantity of cord blood cells available but do not significantly affect the rate of hematopoietic recovery. We had extended these trials into a comparative adult trial with concurrent controls. Recently, the clinical enthusiasm for the use of CB for the treatment of adults has diminished with the identification of increased morbidity and mortality when compared to pediatric patients receiving CB transplantation. The increased morbidity was due to delayed hematopoietic and immunological recovery. The waning enthusiasm for CB transplants for adults has caused Aastrom to halt its CB comparative trial due to the very diminished market opportunity. Our research has identified alternative approaches with our technology using stromal cells for ex-vivo production of CB cells. We may later pursue a clinical evaluation of one or more of these approaches.

Strategic Relationships

      In June 2003, we announced a strategic alliance with the Musculoskeletal Transplant Foundation (MTF) to jointly develop and commercialize innovative treatments for the regeneration of tissues such as bone and cartilage. The collaboration aligns us with the leading provider of allograft, or donor-derived tissue, materials (matrices) with a focus on forming a coordinated business and clinical approach for new products and treatments needed in orthopedic medicine. Under the terms of the alliance, Aastrom and MTF will coordinate and fund the development of products that are based on combinations of MTF’s allograft matrices and our Tissue Repair Cells (TRCs). The companies will both contribute in certain development and clinical trial expenses of these treatment approaches and products, and intend to adopt a coordinated promotion and marketing strategy for future products.

Manufacturing

      We have established relationships with third party manufacturers that are FDA registered as suppliers of medical products to manufacture various components of the AastromReplicell System.

      In March 2003, we signed a three-year master supply agreement with Astro Instrumentation, L.L.C., to manufacture our products, component parts, subassemblies and associated spare parts, used in the instrumentation platform of our AastromReplicell System. We retain all proprietary rights to our intellectual property that is utilized by Astro pursuant to this agreement.

      In March 1996, we entered into a License and Supply Agreement with Immunex Corporation, now a wholly owned subsidiary of Amgen Corporation, for an initial five-year term to purchase and resell certain cytokines and ancillary materials for use in conjunction with the AastromReplicell System. Subsequently, this license agreement was extended through March 2003. We are currently negotiating a new agreement with Amgen. In the event that Amgen elects to cease to supply to us cytokines and ancillary materials or is prevented from supplying such materials to us, there is no assurance that we could successfully manufacture the compounds ourselves or identify others that could manufacture these compounds to acceptable quality standards and costs, if at all. However, we are currently conducting pre-clinical research to evaluate the elimination of these components.

      In February 2004, we entered into a five-year agreement continuing Moll Industries as our supplier of Cell Cassettes. Under this agreement, Moll will perform commercial manufacturing and assembly of our Cell Cassette, the main single-use component of the AastromReplicell System. We retain all proprietary rights to our intellectual property that is utilized by Moll pursuant to this agreement.

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

Patents and Proprietary Rights

      Our success depends in part on our ability, and the ability of our licensors, to obtain patent protection for our products and processes. We have exclusive rights to over 25 issued U.S. patents, and non-exclusive rights to one other issued U.S. patent. These patents present claims to: i) certain methods for ex vivo stem cell division as well as ex vivo human hematopoietic stem cell stable genetic transformation and expanding and harvesting a human hematopoietic stem cell pool; (ii) certain apparatus for cell culturing, including a bioreactor suitable for culturing human stem cells or human hematopoietic cells; (iii) certain methods of infecting or transfecting target cells with vectors; and (iv) a cell composition containing human stem cells or progenitor cells, or genetically modified stem cells, when such cells are produced in an ex vivo medium exchange culture. Certain patent equivalents to the U.S. patents have also been issued in other jurisdictions including Australia and Canada and under the European Patent Convention. These patents are due to expire beginning in 2008. In addition, we and our exclusive licensors have filed applications for patents in the United States and equivalent applications in certain other countries claiming other aspects of our products and processes, including a number of U.S. patent applications and corresponding applications in other countries related to various components of the AastromReplicell System.

      The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications by us, or our licensors, will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the patents that have been or may be issued to us or our licensors will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our products or design around any patents that have been or may be issued to us or our licensors. Since patent applications in the United States are maintained in secrecy until shortly before patents issue, we also cannot be certain that others did not first file applications for inventions covered by our, and our licensors’ pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others on such applications.

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

Research and License Agreements

      In March 1992, we entered into a License Agreement with the University of Michigan, as contemplated by a Research Agreement executed in August 1989 relating to the ex vivo production of human cells. Pursuant to this License Agreement, as amended: (i) we acquired exclusive worldwide license rights to the patents and know-how for the production of blood cells and bone marrow cells as described in the University of Michigan’s research project or which resulted from certain further research conducted through December 1994; and (ii) we are obligated to pay to the University of Michigan a royalty equal to 2% of the net sales of products which are covered by the University of Michigan’s patents. Unless it is terminated earlier at our option, or due to a material breach by us, the License Agreement will continue in affect until the latest expiration date of the patents to which the License Agreement applies.

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

Regulatory Process in the United States

      Our products are subject to regulation as biological products under the Public Health Service Act. Different regulatory requirements may apply to our products depending on how they are categorized by the FDA under these laws. The FDA has indicated that it intends to regulate the cells produced in the AastromReplicell System as a licensed biologic through the Center for Biologics Evaluation and Research. However, there can be no assurance that the FDA will ultimately regulate the AastromReplicell System in this manner.

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

      Approval of new biological products is a lengthy procedure leading from development of a new product through pre-clinical and clinical testing. This process takes a number of years and the expenditure of significant resources. There can be no assurance that Aastrom’s product candidates will ultimately receive regulatory approval.

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

      If human clinical trials of a proposed medical product are required, the manufacturer or distributor of the product will have to file an Investigational Device Exemption (IDE) or Investigational New Drug (IND) submission with the FDA prior to commencing human clinical trials. The submission must be supported by data, typically including the results of pre-clinical and laboratory testing. Following submission of the IDE or IND, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If we are not notified of objections within that period, clinical trials may be initiated, and human clinical trials may commence at a specified number of investigational sites with the number of patients approved by the FDA. We have submitted several IDEs and INDs for the AastromReplicell System, and have conducted clinical studies under these IDEs and INDs.

      We believe that the cells produced in the AastromReplicell System will be regulated by the FDA as a licensed biologic, although there can be no assurance that the FDA will not choose to regulate this product in a different manner. The FDA categorizes human cell or tissue based products as either minimally manipulated or more than minimally manipulated, and has proposed that more than minimally manipulated products be regulated through a “tiered approach intended to regulate human cellular and tissue based products only to the extent necessary to protect public health.” For products which may be regulated as biologics, the FDA requires: (i) pre-clinical laboratory and animal testing; (ii) submission to the FDA of an IND or IDE application which must be effective prior to the initiation of human clinical studies; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; (iv) submission to the FDA of a biologic license application (BLA); and (v) review and approval of the BLA as well as inspections of the manufacturing facility by the FDA prior to commercial marketing of the product.

      Pre-clinical testing covers laboratory evaluation of product chemistry and formulation as well as animal studies to assess the safety and efficacy of the product. The results of these tests are submitted to the FDA as part of the IND. Following the submission of an IND, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If we are not notified of objections within that 30-day period, clinical trials may be initiated. Clinical trials are typically conducted in three sequential phases. Phase I represents the initial administration of the drug or biologic to a small group of humans, either healthy volunteers or patients, to test for safety and other relevant factors. Phase II involves studies in a small number of patients to assess the efficacy of the product, to ascertain dose tolerance and the optimal dose range and to gather additional data relating to safety and potential adverse affects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, multi-center Phase III studies are initiated to establish safety and efficacy in an expanded patient population and multiple clinical study sites. The FDA reviews both the clinical plans and the results of the trials and may request us to discontinue the trials at any time if there are significant safety issues.

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

      Under current requirements, facilities manufacturing biological products must be licensed. To accomplish this, a BLA must be filed with the FDA. In addition to the pre-clinical and clinical tests, the BLA includes a description of the facilities, equipment and personnel involved in the manufacturing process. An establishment license is granted on the basis of inspections of the applicant’s facilities in which the primary focus is on compliance with GMPs and the ability to consistently manufacture the product in the facility in accordance with the BLA. If the FDA finds the inspection unsatisfactory, it may decline to approve the BLA, resulting in a delay in production of products.

      As part of the approval process for human biological products, each manufacturing facility must be registered and inspected by the FDA prior to marketing approval. In addition, state agency inspections and approvals may also be required for a biological product to be shipped out of state.

Regulatory Process in Europe

      The AastromReplicell System instruments and disposables are currently being regulated in Europe as a Class I Sterile, Class IIb or Class III medical device, under the authority of the Medical Device Directive (MDD) implemented by EU member countries. These classifications apply to medical laboratory equipment and supplies including, among other products, many devices that are used for the collection and processing of blood for patient therapy. Certain ancillary products (e.g., biological reagents) used as part of the AastromReplicell System are treated as Class III medical devices.

      The MDD vests the authority to permit affixing of the CE Mark with various Notified Bodies. These are private and state organizations which operate under license from the Competent Authority of the member states within the EU to certify that appropriate quality assurance standards and compliance procedures are followed by developers and manufacturers of medical device products or, alternatively, that a manufactured medical product meets a more limited set of requirements. Notified Bodies are also given the responsibility for determination of the appropriate standards to apply to a medical product. Receipt of permission to affix the CE Mark enables a company to sell a medical device in all EU member countries. Other registration requirements may also need to be satisfied in certain countries.

      We have received permission from our Notified Body (The British Standards Institute) to affix the CE Mark to the AastromReplicell System instrumentation and components for the SC-I kit, CB-I kit, DC-I kit, DCV-I kit and DCV-II kit. This has allowed us to market these products in the EU. There can be no assurance that the AastromReplicell System will continue to be regulated under its current status, any change in which would affect our ability to sell the product and adversely affect our business, financial condition and results of operations.

      New directives (laws) have recently become effective in the EU that may affect the manufacturing of cell products and clinical trials. These changes have delayed or in some cases temporarily halted dendritic cell clinical trials in the EU, which has reduced the number of customer opportunities and affected our progress in our Cell Production Products business. The recent changes to the European Union Medicinal Products Prime Directive shifted patient-derived cells to the medicinal products category. These new laws may delay some of our current planned clinical trials in the EU.

Competitive Environment

      The biotechnology and medical device industries are characterized by rapidly evolving technology and intense competition. Aastrom’s competitors include major multinational medical device companies, pharmaceutical companies, specialty biotechnology companies and chemical and medical products companies operating in the fields of tissue engineering, tissue regeneration, orthopedics and in a small number of instances, cell-based therapies. Many of these companies are well-established and possess technical, research and development, financial, and sales and marketing resources significantly greater than Aastrom. In addition, many smaller biotech and specialty medical products companies have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies potential research and development and commercialization advantages in product areas currently being pursued by Aastrom. Academic institutions, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those being commercialized by Aastrom. Moreover, many of these competitors may be able to obtain patent protection, obtain FDA and other regulatory approvals and begin commercial sales of their products before Aastrom.

      Aastrom’s potential commercial products address a broad range of existing and emerging markets, in which cell-based therapy is a new and as of yet, unproven, commercial strategy. In a large part, Aastrom faces primary competition from existing devices and products. Some of Aastrom’s competitors in orthopedic device and tissue engineered orthopedic applications have longer operating histories and substantially greater resources. These include Stryker Corp., Medtronic, Wright Medical, Smith & Nephew, Biomet, Osteotech, J&J/ DePuy, Zimmer and Synthes/ Mathys Medical. Other well-established competitors, such as CONMED, Arthrex and Implex Corporation compete in orthopedics with a variety of other tissue substitution products. A number of other companies have developed tissue-derived products for these markets, including Regeneration Technologies, Allosource, Lifecell Corporation, NovaBone, IsoTis Orthobiologics, Co.don and OrthoVita.

      In the general area of cell-based therapies, including orthopedics and other tissue regeneration applications, Aastrom competes with a variety of companies, most of whom are specialty medical products or biotechnology companies. Some of these, such as Genzyme Corporation and Fidia SA are well-established and have substantial technical and financial resources compared to Aastrom. However, as cell-based products are only just emerging as viable medical therapies, many of Aastrom’s direct competitors are smaller biotechnology and specialty medical products companies. These include Orthologic/ Chrysalis Biotechnologies, Biosyntech, Inc., Osiris Therapeutics, Isto Technologies, Interface Biologics, MacroPore Biosurgery and Raymedica.

      Domestic product sales and rentals for the fiscal years ended June 30, 2002, 2003 and 2004 were $0, $0 and $10,000, respectively. Foreign product sales and rentals for the fiscal years ended June 30, 2002, 2003 and 2004 were $80,000, $314,000 and $39,000, respectively.

General

      We cannot project when we will generate positive cash flows from our consolidated operations. In the next several years, we expect that our revenue sources will consist of modest sales at irregular intervals from our CPP business to academic and commercial research centers, grant revenue, research funding and licensing fees from potential future corporate collaborators, and potentially the sale of TRCs in certain non-U.S. countries. To date, we have financed our operations primarily through public and private sales of our equity securities. As a development-stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. Achieving this objective will require significant additional funding. Our ability to achieve profitability on a sustained basis, if at all, or to obtain the required funding to achieve our operating objectives, or complete additional corporate partnering transactions is subject to a number of risks and uncertainties. Please see the section entitled “Business Risks”.

Employees

      As of August 31, 2004, we employed approximately 50 individuals on a full time equivalent basis. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Executive Officers of Aastrom

      Our executive officers, and their respective ages as of August 31, 2004, are as follows:

Name	Age	Position

R. Douglas Armstrong, Ph.D.	51	Chief Executive Officer and Chairman of the Board of Directors
James A. Cour	48	President and Chief Operating Officer
Brian S. Hampson	47	Vice President Product Development
Alan M. Wright	59	Senior Vice President Administrative and Financial Operations and Chief Financial Officer

      R. Douglas Armstrong, Ph.D. joined Aastrom in June 1991 as its President and Chief Executive Officer, and as a Director. In 1999, Dr. Armstrong was elected Chairman of Aastrom’s Board of Directors. In July 2004, the duties and responsibilities of President were transferred to the Company’s new Chief Operating Officer, allowing Dr. Armstrong, as CEO, to increase focus on strategic activities and issues, investor relations, the Board of Directors, and Aastrom’s European subsidiary, Zellera AG, for which he is also Chairman of the Supervisory Board. From 1987 to 1991, Dr. Armstrong served as Executive Vice President and Trustee at the La Jolla Cancer Research Foundation (LJCRF), now named the Burnham Institute, a scientific research institute located in San Diego, CA. Prior to joining the Burnham Institute, Dr. Armstrong held various faculty and staff positions at the Yale University School of Medicine, University of California, San Francisco, LJCRF and the University of Michigan. Dr. Armstrong received a Bachelor’s of Arts degree in Chemistry from the University of Richmond in Richmond, VA, and completed his Doctorate in Pharmacology and Toxicology from the Medical College of Virginia. Additionally, Dr. Armstrong was a participant in the formation of Telios Pharmaceuticals, Inc., has served on the boards of both biotechnology and venture capital organizations, and currently serves as the Chairman of the Board for the Center for Cell Therapy.

      James A. Cour joined Aastrom in July 2004 as its President and Chief Operating Officer. Prior to joining Aastrom Mr. Cour held executive level management positions with several companies, including Baxter International, Windsor VanGelder Limited and Cytomedix. Mr. Cour brings to Aastrom over twenty years of business success and accomplishments, ranging from strong expertise in operations and business development to strategic planning and international business. His broad range of experiences includes the management of major multinational healthcare operations, as well as a biotech/medical device company. Mr. Cour is skilled in the areas of medical products, biologic pharmaceuticals, business development, strategic alliances, analysis of new technologies and licensing. Mr. Cour received a Bachelor of Business Administration, with honors, from the University of Notre Dame, and an MBA from the University of Chicago, with concentrations in Marketing and International Business, with a specialization in Finance. He was also licensed as a Certified Public Accountant.

      Brian S. Hampson joined the Company in July 1993 as Director, Product Engineering and became Vice President Product Development in June 2000. He has been a principal leader in the development and engineering of the AastromReplicell Cell Production System. Previously, Mr. Hampson served as Manager, In Vitro Systems at Charles River Laboratories and held other positions after joining that company in January 1986. While at Charles River, he managed a number of programs to develop and commercialize novel bioreactor systems to support large-scale cell culture and biomolecule production. Prior to that, Mr. Hampson held several engineering positions at Corning Incorporated from September 1979 to January 1986, including assignments with KC Biological, a wholly owned subsidiary of Corning at the time. Mr. Hampson received his Bachelor of Science and Master of Engineering degrees in Electrical Engineering from Cornell University.

      Alan M. Wright joined Aastrom in September 2000 as a member of the Board of Directors until August 2002 when he joined the Company’s management team as Senior Vice President Administrative and Financial Operations and Chief Financial Officer. From 1991 to 2002, Mr. Wright held several executive positions at CMS Energy and its principal subsidiary, Consumers Energy, most recently as its Executive Vice President, Chief Financial Officer and Chief Administrative Officer, where he was responsible for raising $17 billion in capital during his tenure. Prior to joining CMS Energy, Mr. Wright held various financial management positions at Entergy Corporation, including Vice President of Finance. He served on the Finance Committee and the Finance and Regulation Executive Advisory Committee of the Edison Electric Institute (EEI), the Conference Board Council of CFOs, the Committee on Corporate Reporting of the Financial Executives Institute, and on Jenkins’ Special Committee to the Financial Accounting Standards Board. Mr. Wright earned a Bachelor of Science degree in Economics from Cornell University under a General Motors national scholarship. He has also completed Stanford University’s Executive Program, the EEI Executive Leadership Program and post-graduate studies in Accounting at the University of West Florida. In addition, Mr. Wright serves on the Board of Directors of Ensure Technologies, a privately held company.

Available Information

      Additional information about Aastrom is contained at our website, www.aastrom.com. Information on our website is not incorporated by reference into this report.

Item 2.	Properties

      We lease approximately 23,700 square feet of office and research and development space in Ann Arbor, Michigan under a lease agreement expiring in December 2004. We are currently negotiating an extension to our current lease and expect to complete this negotiation prior to its expiration. We believe that our facilities are adequate for our current needs. Additional facilities may be required to support expansion for research and development abilities or to assume manufacturing operations that are currently fulfilled through contract manufacturing relationships. We also lease office space in Berlin, Germany for our European Operations, Zellera AG.

Item 3.	Legal Proceedings

      We are not currently party to any material legal proceedings, although from time to time we may become involved in disputes in connection with the operation of our business.

Item 4.	Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

      Beginning on February 4, 1997 our common stock was quoted on the Nasdaq National Market under the symbol “ASTM”. Since June 11, 2002, our common stock has been quoted on the Nasdaq SmallCap Market under the symbol “ASTM”. The following table sets forth the high and low closing prices per share of common stock as reported on the Nasdaq SmallCap Market:

Price Range of Common Stock

	High	Low

Year ended June 30, 2003:
1st Quarter	$.46	$.27
2nd Quarter	.66	.23
3rd Quarter	.53	.25
4th Quarter	1.45	.30
Year ended June 30, 2004:
1st Quarter	1.83	.79
2nd Quarter	1.66	1.25
3rd Quarter	1.76	1.27
4th Quarter	1.36	.80

      As of August 31, 2004, there were approximately 594 holders of record of the common stock. We have never paid any cash dividends on our common stock and we do not anticipate paying such cash dividends in the foreseeable future. We currently anticipate that we will retain all future earnings, if any, for use in the development of our business.

      The following table sets forth information as of June 30, 2004 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuances:

			Number of Securities
	Number of Securities to be	Weighted Average	Remaining Available for
	Issued upon Exercise of	Exercise Price of	Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders (employees and directors)	4,956,426	$1.33	2,228,626
Equity compensation plans not approved by security holders (financings or services related)	1,483,529	$1.18	—

Balance, June 30, 2004	6,439,955	$1.30	2,228,626 (1)

(1)	Includes shares issuable under the 2001 Stock Option Plan and the 1996 Employee Stock Purchase Plan.

Item 6.	Selected Financial Data

      The statement of operations data for the years ended June 30, 2002, 2003 and 2004 and for the period from March 24, 1989 (Inception) to June 30, 2004 and the balance sheet data at June 30, 2003 and 2004, are derived from, and are qualified by reference to, the audited consolidated financial statements included in this report on Form 10-K and should be read in conjunction with those financial statements and notes thereto. The statement of operations data for the years ended June 30, 2000 and 2001, and the balance sheet data at June 30, 2000, 2001 and 2002, are derived from audited consolidated financial statements not included herein. The data set forth below are qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended June 30,					March 24, 1989
						(Inception) to
	2000	2001	2002	2003	2004	June 30, 2004

Statement of Operations Data:
Revenues:
Product sales and rentals	$169,000	$85,000	$80,000	$314,000	$49,000	$731,000
Research and development agreements	—	—	—	10,000	75,000	2,105,000
Grants	981,000	814,000	797,000	520,000	1,178,000	7,526,000

Total revenues	1,150,000	899,000	877,000	844,000	1,302,000	10,362,000

Costs and expenses:
Cost of product sales and rentals(1)	1,251,000	13,000	202,000	893,000	280,000	2,645,000
Research and development	6,289,000	4,983,000	5,428,000	5,647,000	6,289,000	93,437,000
Selling, general and administrative	3,364,000	2,482,000	3,528,000	4,017,000	5,390,000	33,517,000

Total costs and expenses	10,904,000	7,478,000	9,158,000	10,557,000	11,959,000	129,599,000

Loss from operations	(9,754,000)	(6,579,000)	(8,281,000)	(9,713,000)	(10,657,000)	(119,237,000)
Other income (expense):
Other income	—	—	—	—	—	1,237,000
Interest income	364,000	653,000	342,000	134,000	169,000	5,371,000
Interest expense	—	—	—	—	—	(267,000)

Net loss	$(9,390,000)	$(5,926,000)	$(7,939,000)	$(9,579,000)	$(10,488,000)	$(112,896,000)

Net loss applicable to common shares	$(9,598,000)	$(5,926,000)	$(7,939,000)	$(9,579,000)	$(10,488,000)

Net loss per common share (basic and diluted)	$(.41)	$(.17)	$(.19)	$(.19)	$(.14)

Weighted average number of common shares outstanding (basic and diluted)	23,344,000	34,030,000	42,121,000	50,984,000	73,703,000

	June 30,

	2000	2001	2002	2003	2004

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$12,745,000	$10,659,000	$9,605,000	$10,512,000	$16,926,000
Working capital	12,143,000	10,715,000	10,597,000	11,273,000	17,274,000
Total assets	13,437,000	11,905,000	11,553,000	12,155,000	18,166,000
Deficit accumulated during the development stage	(79,932,000)	(85,858,000)	(93,797,000)	(103,376,000)	(113,864,000)
Total shareholders’ equity	12,435,000	10,894,000	10,803,000	11,575,000	17,608,000

(1)	Cost of product sales and rentals for the year ended June 30, 2000 includes an inventory write off of $1,027,000 and for the years ended June 30, 2002, June 30, 2003 and June 30, 2004 includes a charge of $202,000, $748,000 and $253,000 for obsolete and excess inventory, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a late-stage development company focused on the development of processes and products for the ex vivo production and sale of human cell products for use in cell therapy and regenerative medicine. Our pre-clinical and clinical product development programs utilize adult bone marrow stem and progenitor cells for forming solid tissues such as bone, vascular tissue, cartilage, and blood and immune system cells. We currently operate our business in one reportable segment — research and product development, conducted both on our own behalf and in connection with various collaborative research and development agreements with others, involving the development and sale of processes and products for the ex vivo production of human cells for use in cell therapy.

      While cell therapies are emerging as potential new treatment options for several diseases and medical disorders, the success of cellular therapy is based, in part, on the need for care providers to be able to access therapeutic quantities of biologically active cells necessary for patient treatment, cost-effectively and in compliance with regulatory requirements. Our patented AastromReplicell System and single-pass perfusion technology are intended to enable the manufacturing of patient specific cell products for clinical use.

      In the expanding field of cell therapy, we develop proprietary Prescription Cell Products (PCP) for the regenerative repair of damaged human tissues and other medical disorders, the first of which is now in the clinical stage. Our lead PCP products are Tissue Repair Cells (TRCs), which are a unique mixture of bone marrow-derived stem and progenitor cells, produced ex vivo. In previous multi-center clinical trials involving over 160 patients, our TRCs have been demonstrated to be safe and reliable, and to regenerate certain normal healthy human tissues.

      We have also developed our proprietary AastromReplicell System, which is a patented, integrated system of instrumentation and single-use consumable kits for the commercial production of human cells. The AastromReplicell System was developed to provide a manufacturing platform for our proprietary cell products, such as our TRCs. The AastromReplicell System technology has recently been expanded for the production of dendritic cells and dendritic cell vaccines, and is the basis of our Cell Production Products (CPP) business. The clinical use of dendritic cell vaccines is minimal at this time, and as such the market is only just developing. We are currently exploring the market for our CPP dendritic cell vaccine products in the EU and in the United States by targeting academic and other third party therapeutic cell developers requiring automated cell production with GMP compliance.

      Our commercial production pathway for our Prescription Cell Products is enabled through the AastromReplicell System platform. This proprietary and automated clinical cell production system combines patented GMP-compliant automated cell production with patented “single-pass perfusion.” Single-pass perfusion is our technology for growing large quantities of highly robust human cells outside the body. These cells include adult stem and progenitor cell mixtures — cells required for forming solid tissues such as bone, vascular tissue, cartilage, and immune system cells.

      Our primary business model utilizes a core infrastructure for the manufacturing and distribution of TRC cell products for use in multiple medical markets. Initially, we will pursue TRCs for the following two therapeutic areas:

•	Local bone regeneration in fractures, spinal fusion and jaw bone reconstruction, and

•	Vascular (blood vessel) regeneration in limb ischemia resulting from diabetes and other diseases.

      In the future, we may develop, and/or support the development by third parties, TRC products for other areas such as cartilage regeneration and cardiac tissue regeneration.

      In the EU, our business and marketing activities are directed through Zellera AG, our wholly-owned subsidiary located in Berlin, Germany.

      Since our inception, we have been in the development stage and engaged in research and product development, conducted principally on our own behalf, but also in connection with various collaborative research and development agreements with others. We commenced our initial pilot-scale product launch in the EU of the AastromReplicellSystem with the SC-I kit in April 1999. At approximately this same time, data was released at international meetings that resulted in the majority of the patients who would otherwise have been candidates for the SC-I product, to no longer require the use of the product. This loss of market for the SC-I caused us to reorganize our operations and suspend all marketing activities in October 1999, pending the receipt of additional financing and the completion of the reorganization process. While we have initiated marketing activities in the EU for the CE Marked SC-I, DC-I, DCV-I and the DCV-II products, we do not expect to generate positive cash flows from our consolidated operations for at least the next several years and then only if more significant product sales commence. Until that time, we expect that our revenue sources will consist of sales from our Cell Production Product operation to academic and commercial research centers, grant revenue and research funding and licensing fees from potential future corporate collaborators. To date, we have financed our operations primarily through public and private sales of our equity securities and we expect to continue. As a development-stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence, which is unlikely to occur until we obtain significant additional funding and complete the required clinical trials for regulatory approvals. Through June 30, 2004, we have accumulated losses of approximately $114 million. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

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

      Revenue recognition. We generate revenue from grants and research agreements, collaborative agreements, product sales and rentals and licensing arrangements. Revenue from grants and research agreements is recognized on a cost reimbursement basis consistent with the performance requirements of the related agreements. Revenue from collaborative agreements is recognized when the scientific or clinical results stipulated in the agreement have been met and there are no other ongoing obligations on our part. We recognize revenue from product sales when title to the product transfers and there are no remaining obligations that will affect the customer’s final acceptance of the sale. If there are remaining obligations, including training and installation (which we believe to be significant), we recognize revenue upon completion of these obligations. We recognize revenue from licensing fees under licensing agreements when there are no future performance obligations remaining with respect to such fees. Payments received before all obligations are fulfilled are classified as deferred revenue.

      Accounts receivable. We make estimates evaluating collectibility of accounts receivable. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based on any specific customer collection issues we have identified. While such credit issues have not been significant, there is no assurance that we will continue to experience the same credit losses in the future. As of June 30, 2004, our allowance for doubtful accounts was $7,000.

      Inventory. We value our inventory that consists primarily of finished components of our lead product, the AastromReplicell System and our disposable cell production cassettes, at the lower of cost (specific identification using first in, first out) or market. We regularly review inventory quantities on hand and record a provision to write down obsolete and excess inventory to its estimated net realizable value. Based on the aging of inventory at each period end, we utilize a systematic approach to determine our reserve for obsolete and excess inventory. Under this systematic approach, AastromReplicell System inventory that is less than twelve months old, based on the receipt date, will be carried at full value. Inventory quantities in excess of twelve months old are reserved over a six-month period, until the items are either sold or fully reserved. We review cell production cassette inventory relative to its age and our expected sales and, where quantities exceed expected sales utilization, we reduce the recorded value of cell cassette inventory. We feel this approach is appropriate given our limited product sales history and the risk associated with our ability to recover the inventory as we are still in the process of establishing our product market. Future technological changes, new product development and actual sales could result in additional obsolete and excess inventory on hand. This could have a significant impact on the value of our inventory and our reported operating results.

      The summary of significant accounting policies should be read in conjunction with our consolidated financial statements and related notes and this discussion of our results of operations.

Results of Operations

      Total revenues were $1,302,000 in 2004, $844,000 in 2003, and $877,000 in 2002 Grant revenues increased to $1,178,000 in 2004 from $520,000 in 2003 and from $797,000 in 2002. Grant revenues in 2004 have increased from prior years as a result of increased activity on the collaborative grant with the Defense Advanced Research Projects Agency (DARPA) and additional grant awards from the National Institutes of Health. Grant revenues accounted for 90% of total revenues for the year ended June 30, 2004 and 62% for the year ended June 30, 2003 and 91% for the year ended June 30, 2002 and are recorded on a cost-reimbursement basis. Product sales and rentals decreased to $49,000 in 2004 from $314,000 in 2003 and $80,000 in 2002. This decrease is primarily the result of extended internal evaluations at potential customer sites that have delayed sales of our instrumentation and cell production kits for the year ended June 30, 2004. Revenues for the year ended June 30, 2004, also include $75,000 in research and development agreements compared to $10,000 for year ended June 30, 2003 and none for the year ended June 30, 2002. This increase is the result of a $50,000 fee from our sublicense agreement with Corning Inc. compared to a $10,000 fee for the year ended June 30, 2003, and an additional fee of $25,000 from a development agreement with a European institution.

      Total costs and expenses were $11,959,000 in 2004, $10,557,000 in 2003 and $9,158,000 in 2002. The increase in costs and expenses is primarily the result of increased selling, general and administrative expenses to $5,390,000 in 2004 from $4,017,000 in 2003 and $3,528,000 in 2002, reflecting the continued expansion of marketing activities in the EU to further our commercialization efforts and additional capital raising costs not related to specific transactions. Selling, general and administrative expenses for the fiscal year ended June 30, 2004 also includes a non-cash charge of $53,000 relating to certain warrants issued in August 2003 for public and investor relations services and a $372,000 non-cash charge related to an employee performance-based stock option that vested in September 2003. Research and development expenses increased to $6,289,000 in 2004 from $5,647,000 in 2003 and $5,428,000 in 2002, reflecting increased research and product development activities in the area of tissue regeneration and our on-going and planned bone grafting clinical trials in the United States and the EU. Research and development expenses in 2004 include $256,000 of cell cassettes allocated for use in clinical trials, research and product development studies. Cost of product sales and rentals were $27,000 in 2004, $145,000 in 2003 and none in 2002. This decrease is due to the decline in the volume of product sales. The non-cash provision for obsolete and excess AastromReplicell System inventory was $253,000 in 2004, $748,000 in 2003 and $202,000 in 2002. The decrease in 2004 is the result of the carrying value of our AastromReplicell System inventory that was written down to zero by September 30, 2003.

      Interest income was $169,000 in 2004, $134,000 in 2003 and $342,000 in 2002. The fluctuations in interest income are due primarily to corresponding changes in the levels of cash, cash equivalents and short-term investments and decreasing yields from our investments during the periods.

      Our net loss was $10,488,000, or $.14 per common share in 2004, $9,579,000, or $.19 per common share in 2003, and $7,939,000, or $.19 per common share in 2002. These increases in net loss are primarily the result of increased costs and expenses as the result of expanded research and marketing activities and, for the purposes of computing per share amounts, were offset by an increase in the weighted average number of common shares outstanding resulting from additional equity financings. We expect to report additional significant net losses until such time as more substantial product sales commence.

      We have not generated any net taxable income since our inception and therefore have not paid any federal income taxes since inception. We issued shares of common stock in prior years, which resulted in multiple ownership changes under taxation rules (Section 382 of the Internal Revenue Code). Consequently, pursuant to these taxation rules, the utilization of net operating loss and tax credit carryforwards will be significantly limited in future periods, even if we generate taxable income. At June 30, 2004, we have generated cumulative Federal tax net operating loss and tax credit carryforwards of, $45,000,000 and $500,000, respectively, which will expire in various periods between 2005 and 2025, if not utilized. Our ability to utilize our net operating loss and tax credit carryforwards may become subject to further annual limitation in the event of future changes in ownership events.

Liquidity and Capital Resources

      We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through June 30, 2003, have totaled approximately $131 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.

      Our combined cash, cash equivalents and short-term investments totaled $16,926,000 at June 30, 2004, an increase of $6,414,000 from June 30, 2003. During the year ended June 30, 2004, we raised net proceeds of $16,096,000 through the sale of our equity securities. The primary uses of cash, cash equivalents and short-term investments during the year ended June 30, 2004 included $9,525,000 to finance our operations and working capital requirements, and $157,000 in capital equipment additions.

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

      We expect that our capital expenditures for the fiscal year ended June 30, 2005 will be $145,000, in total. The primary use of these expenditures will be for cell production equipment.

      Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. We do not expect to generate a positive cash flow from operations for at least the next several years due to the expected spending for research and development programs and the cost of commercializing our product candidates. We intend to seek additional funding through research and development agreements or grants, distribution and marketing agreements and through public or private financing transactions. Successful future operations are subject to several technical and business risks, including our continued ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for our products. We expect that our available cash and expected interest income will be sufficient to finance currently planned activities at least through the end of fiscal year 2005 (ending June 30, 2005). These estimates are based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption “Business Risks”, included herein. In order to grow and expand our business, and to introduce our product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock, continued stock market listing and economic conditions affecting the public markets generally or some portion or all of the technology sector. If our common stock is delisted from The Nasdaq SmallCap Market, the liquidity of our common stock could be impaired, and prices for the shares of our common stock could be lower than might otherwise prevail.

      On July 28, 2004, we received a letter from the Nasdaq Stock Market indicating that for 30 consecutive trading days the bid price for our common stock had closed below the $1.00 minimum continued listing requirement established by Nasdaq Marketplace Rule 4310(c)(4). Pursuant to applicable Nasdaq rules, we have been provided a grace period until January 24, 2005, to regain compliance by having our stock price close at $1.00 or more for a minimum of 10 consecutive business days. Under the current Nasdaq rules, if the stock price does not satisfy the minimum bid price requirement by January 24, 2005, we may also be granted at least one additional 180 day grace period to regain compliance if we meet the required initial listing criteria. Our most material initial listing requirement is the minimum shareholders’ equity balance of $5,000,000. As of June 30, 2004, out shareholders’ equity balance was $17,608,000.

      If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse affect on our business. See “Business Risks” and “Notes to Consolidated Financial Statements” included herein.

Long-Term Contractual Obligations and Commitments

      The following table sets forth Aastrom’s contractual obligation along with cash payments due each period.

Payments Due
through Fiscal Year
Ended June 30, 2005

Operating lease obligations	$316,000
Purchase order commitments	579,000

Total obligations and commitment	$895,000

New Accounting Standards

      In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), which clarified certain complexities of FIN 46 and generally requires the adoption of all special-purpose entities that qualify as variable interest entities no later than the end of the first reporting period ending after December 15, 2003 and to all non special-purpose entities that qualify as variable interest entities no later than the end of the first reporting period ending after March 15, 2004. At June 30, 2004, Aastrom did not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46R.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      As of June 30, 2004, our cash and cash equivalents included money market securities. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

      Our sales to customers in foreign countries are denominated in U.S. dollars. Accordingly, we are not directly exposed to market risks from currency exchange rate fluctuations. We believe that the interest rate risk related to our accounts receivable is not significant. We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectibility and establishment of appropriate allowances in connection with our internal controls and policies. We do not enter into hedging transactions and do not purchase derivative instruments.

BUSINESS RISKS

      Our business is subject to a number of uncertainties, including those discussed below.

Our past losses and expected future losses cast doubt on our ability to operate profitably.

      We were incorporated in 1989 and have experienced substantial operating losses since inception. As of June 30, 2004, we have incurred cumulative net losses totaling approximately $114 million. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and the AastromReplicell System, general and administrative expenses, and the prosecution of patent applications. We expect to incur significant operating losses until product sales increase, primarily owing to our research and development programs, including pre-clinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. We may not be able to achieve or sustain profitability.

Failure to obtain and maintain required regulatory approvals would severely limit our ability to sell our products.

      We must obtain the approval of the FDA before commercial sales of our cell product candidates may commence in the United States, which we believe will ultimately be the largest market for our products. We may also be required to obtain additional approvals from foreign regulatory authorities to continue or increase our sales activities of cells and equipment in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our product candidates, or of the cells produced in such products, we may not be able to obtain required regulatory approvals. If we cannot demonstrate the safety or efficacy of our technologies and product candidates, including long-term sustained engraftment, or if one or more patients die or suffer severe complications, the FDA or other regulatory authorities could delay or withhold regulatory approval of our product candidates.

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

      The FDA establishes regulatory requirements based on the classification of a product. Although the AastromReplicell System is considered to be unregulated manufacturing equipment in the U.S., the FDA may reconsider this and classify the System as a Class III medical device, or the FDA may ultimately choose to regulate the AastromReplicell System under another category. Because our product development programs are designed to satisfy the standards applicable to medical devices and biological licensure for our cellular products, any change in the regulatory classification or designation would affect our ability to obtain FDA approval of our products. The AastromReplicell System is used to produce different cell mixtures, and each of these cell mixtures will, under current regulations be regulated as biologic products, which require a biologic license application (BLA).

      New directives (laws) have recently become effective in the EU that may affect the manufacturing of cell products and clinical trials. These changes have delayed or in some cases temporarily halted dendritic cell clinical trials in the EU, which has reduced the number of customer opportunities and affected our progress in our Cell Production Products business. The recent changes to the European Union Medicinal Products Prime

Directive shifted patient-derived cells to the medicinal products category. These new laws may delay some of our current planned clinical trials in the EU.

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

      Because of our long-term funding requirements, we are likely to access the public or private equity markets if and whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Further, we may enter into financing transactions at prices, which are at a substantial discount to market. This additional funding may not be available to us on reasonable terms, or at all. If adequate funds are not available in the future, we may be required to further delay or terminate research and development programs, curtail capital expenditures, and reduce business development and other operating activities.

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

      The market price of shares of our common stock has been volatile, ranging in closing price between $0.79 and $1.83 during the twelve month period ended June 30, 2004. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

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

      On July 28, 2004, we received a letter from the Nasdaq Stock Market indicating that for 30 consecutive trading days the bid price for our common stock had closed below the $1.00 minimum continued listing requirement established by Nasdaq Marketplace Rule 4310(c)(4). Pursuant to applicable Nasdaq rules, we have been provided a grace period until January 24, 2005, to regain compliance by having our stock price close at $1.00 or more for a minimum of 10 consecutive business days. Under the current Nasdaq rules, if the stock price does not satisfy the minimum bid price requirement by January 24, 2005, we may also be granted at least one additional 180 day grace period to regain compliance if we meet the required initial listing criteria. Our most material initial listing requirement is the minimum shareholders’ equity balance of $5,000,000. As of June 30, 2004, out shareholders’ equity balance was $17,608,000.

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

      We are seeking to obtain regulatory approval to market stem cell tissue repair and regeneration treatments, and cancer and infectious disease treatments. Even if we obtain all required regulatory approvals, we cannot be certain that our products and processes will be adopted at a level that would allow us to operate profitably. Our tissue repair products will face competition from existing, and/or potential other new treatments in the future which could limit revenue potential. It may be necessary to increase the yield and/or cell type purity, for certain of our AastromReplicell System cell processes to gain commercial acceptance. Our technologies or product candidates may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technologies and product candidates and our potential revenues.

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

      While we have commenced marketing on a limited basis of the AastromReplicell System and SC-I, DC-I, DCV-I and DCV-II cell production kits in the EU and domestically for research and industrial use, we have only limited internal sales, marketing and distribution capabilities. We intend to get assistance to market our products through collaborative relationships with companies with established sales, marketing and distribution capabilities. While we have entered into such arrangements with respect to Switzerland, Turkey and Italy, we will need to establish additional relationships to be able to achieve the market coverage we desire. Our inability to develop and maintain those relationships would limit our ability to market, sell and distribute our products. Our inability to enter into successful, long-term relationships could require us to develop alternate arrangements at a time when we need sales, marketing or distribution capabilities to meet existing demand.

If we do not keep pace with our competitors and with technological and market changes, our products may become obsolete and our business may suffer.

      The market for our products is very competitive, is subject to rapid technological changes and varies for different candidates and processes that directly compete with our products. Our competitors may have developed, or could in the future develop, new technologies that compete with our products or even render our products obsolete. As an example, in the past, published studies have suggested that hematopoietic stem cell therapy use for bone marrow transplantation, following marrow ablation due to chemo-therapy, may have limited clinical benefit in the treatment of breast cancer, which was a significant portion of the overall hematopoietic stem cell transplant market. This resulted in a substantial decline in the market for the AastromReplicell System with our SC-I kit.

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

      Our success depends in large part upon our ability to attract and retain highly qualified scientific and management personnel. We face competition for such personnel from other companies, research and academic institutions and other entities. Further, in an effort to conserve financial resources, we have implemented reductions in our work force on two separate occasions. As a result of these and other factors, we may not be successful in hiring or retaining key personnel. The Company has a key man life insurance policy for R. Douglas Armstrong, Chief Executive Officer and Chairman of Aastrom. Our inability to replace any other lost key employee could harm our operations.

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

      We face an inherent business risk of exposure to product liability claims in the event that the use of the AastromReplicell System during research and development efforts, including clinical trials, or after commercialization results in adverse affects. As a result, we may incur significant product liability exposure, which could exceed existing insurance coverage. We may not be able to maintain adequate levels of insurance at reasonable cost and/ or reasonable terms. Excessive insurance costs or uninsured claims would increase our operating loss and affect our financial condition.

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

Item 8.	Financial Statements and Supplementary Data

Page

Report of Independent Registered Public Accounting Firm	33
Consolidated Balance Sheets as of June 30, 2003 and 2004	34
Consolidated Statements of Operations for the years ended June 30, 2002, 2003 and 2004 and for the Period from March 24, 1989 (Inception) to June 30, 2004	35
Consolidated Statements of Shareholders’ Equity from March 24, 1989 (Inception) to June 30, 2004	36
Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2003 and 2004 and for the Period from March 24, 1989 (Inception) to June 30, 2004	37
Notes to Consolidated Financial Statements	38
Schedule II Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Aastrom Biosciences, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Aastrom Biosciences, Inc. and its subsidiaries (a development stage company) at June 30, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, and for the period from March 24, 1989 (Inception) to June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Minneapolis, MN

August 6, 2004

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30,

	2003	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,512,000	$16,926,000
Receivables, net	350,000	246,000
Inventory	806,000	389,000
Other current assets	185,000	271,000

Total current assets	11,853,000	17,832,000
PROPERTY AND EQUIPMENT, NET	302,000	334,000

Total assets	$12,155,000	$18,166,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$406,000	$382,000
Accrued employee benefits	174,000	176,000

Total current liabilities	580,000	558,000

COMMITMENTS AND CONTINGENCIES (Note 5 and 6)
SHAREHOLDERS’ EQUITY:
Common Stock, no par value; shares authorized — 150,000,000; shares issued and outstanding — 64,812,422 and 81,373,191, respectively	114,951,000	131,472,000
Deficit accumulated during the development stage	(103,376,000)	(113,864,000)

Total shareholders’ equity	11,575,000	17,608,000

Total liabilities and shareholders’ equity	$12,155,000	$18,166,000

The accompanying notes are an integral part of these consolidated financial statements

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,			March 24, 1989
				(Inception) to
	2002	2003	2004	June 30, 2004

REVENUES:
Product sales and rentals	$80,000	$314,000	$49,000	$731,000
Research and development agreements	—	10,000	75,000	2,105,000
Grants	797,000	520,000	1,178,000	7,526,000

Total revenues	877,000	844,000	1,302,000	10,362,000

COSTS AND EXPENSES:
Cost of product sales and rentals	—	145,000	27,000	415,000
Cost of product sales and rentals — provision for obsolete and excess inventory	202,000	748,000	253,000	2,230,000
Research and development	5,428,000	5,647,000	6,289,000	93,437,000
Selling, general and administrative	3,528,000	4,017,000	5,390,000	33,517,000

Total costs and expenses	9,158,000	10,557,000	11,959,000	129,599,000

LOSS FROM OPERATIONS	(8,281,000)	(9,713,000)	(10,657,000)	(119,237,000)

OTHER INCOME (EXPENSE):
Other income	—	—	—	1,237,000
Interest income	342,000	134,000	169,000	5,371,000
Interest expense	—	—	—	(267,000)

Total other income	342,000	134,000	169,000	6,341,000

NET LOSS	$(7,939,000)	$(9,579,000)	$(10,488,000)	$(112,896,000)

NET LOSS PER SHARE (Basic and Diluted)	$(.19)	$(.19)	$(.14)

Weighted average number of common shares Outstanding (Basic and Diluted)	42,121,000	50,984,000	73,703,000

The accompanying notes are an integral part of these consolidated financial statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Deficit
					Accumulated
	Preferred Stock		Common Stock		During the	Total
					Development	Shareholders’
	Shares	Amount	Shares	Amount	Stage	Equity

BALANCE, MARCH 24, 1989 (Inception)	—	$—	—	$—	$—	$—
Net loss and comprehensive loss					(84,890,000)	(84,890,000)
Issuance of common stock for cash, services and license rights			1,195,124	2,336,000		2,336,000
Issuance of Series A through Series E Preferred Stock for cash, net of issuance costs of $342,000	9,451,766	34,218,000				34,218,000
Issuance of Series E Preferred Stock at $17.00 per share	205,882	3,500,000		(3,500,000)		—
Exercise of stock options and warrants			2,947,185	893,000		893,000
Issuance of Stock Purchase Rights for cash in September 1995 and March 1996				3,500,000		3,500,000
Principal payment received under shareholder note Receivable				31,000		31,000
Initial public offering of common stock at $7.00 per share, net of issuance costs of $2,865,000			3,250,000	19,885,000		19,885,000
Conversion of preferred stock	(11,865,648)	(55,374,000)	21,753,709	55,374,000		—
Compensation expense related to stock options granted				654,000		654,000
Issuance of 5.5% Convertible Preferred Stock at $5.00 per share, net of issuance costs of $1,070,000	2,200,000	9,930,000				9,930,000
Issuance of 1998 Series I Convertible Preferred Stock at $1,000 per share, net of issuance costs of $460,000	5,000	4,540,000	40,404	149,000		4,689,000
Issuance of 1999 Series III Convertible Preferred Stock at $1,000 per share, net of issuance costs of $280,000	3,000	2,720,000	49,994	90,000		2,810,000
Issuance of common stock, net of issuance costs of $239,000			8,328,422	16,911,000		16,911,000
Dividends and yields on preferred stock		466,000	148,568	502,000	(968,000)	—
Repurchase and retirement of Common Shares Outstanding			(32,171)	(73,000)		(73,000)

BALANCE, JUNE 30, 2001	—	—	37,681,235	96,752,000	(85,858,000)	10,894,000
Net loss and comprehensive loss					(7,939,000)	(7,939,000)
Exercise of stock options and issuance of stock under Employee Stock Purchase Plan			42,075	34,000		34,000
Issuance of common stock, net of issuance costs of $19,000			6,003,247	7,814,000		7,814,000

BALANCE, JUNE 30, 2002	—	—	43,726,557	104,600,000	(93,797,000)	10,803,000
Net loss and comprehensive loss					(9,579,000)	(9,579,000)
Exercise of stock options and issuance of stock under Employee Stock Purchase Plan			38,723	15,000		15,000
Compensation expense related to stock warrants granted			—	335,000		335,000
Issuance of common stock, net of issuance costs of $342,000			21,047,142	10,001,000		10,001,000

BALANCE, JUNE 30, 2003	—	—	64,812,422	114,951,000	(103,376,000)	11,575,000
Net loss and comprehensive loss					(10,488,000)	(10,488,000)
Exercise of stock purchase warrants			236,534	121,000		121,000
Exercise of stock options and issuance of stock under Employee Stock Purchase Plan			45,919	24,000		24,000
Issuance of stock under Direct Stock Purchase Plan			5,453	5,000		5,000
Compensation expense related to stock options and warrants granted			—	425,000		425,000
Issuance of common stock, net of issuance costs of $1,294,000			16,272,863	15,946,000		15,946,000

BALANCE, JUNE 30, 2004	—	$—	81,373,191	$131,472,000	$(113,864,000)	$17,608,000

The accompanying notes are an integral part of these consolidated financial statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,			March 24, 1989
				(Inception) to
	2002	2003	2004	June 30, 2004

OPERATING ACTIVITIES:
Net loss	$(7,939,000)	$(9,579,000)	$(10,488,000)	$(112,896,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	126,000	119,000	125,000	3,571,000
Loss on property held for resale	—	—	—	110,000
Amortization of discounts and premiums on investments	—	—	—	(543,000)
Stock compensation expense	—	335,000	425,000	1,424,000
Inventory write downs and reserves	202,000	748,000	253,000	2,230,000
Stock issued pursuant to license agreement	—	—	—	3,300,000
Provision for losses on accounts receivable	—	—	4,000	156,000
Changes in assets and liabilities:
Receivables	9,000	(230,000)	100,000	(426,000)
Inventory	(874,000)	(253,000)	164,000	(2,715,000)
Other current assets	(12,000)	40,000	(86,000)	(271,000)
Accounts payable and accrued expenses	(267,000)	(183,000)	(24,000)	382,000
Accrued employee benefits	6,000	13,000	2,000	176,000

Net cash used for operating activities	(8,749,000)	(8,990,000)	(9,525,000)	(105,502,000)

INVESTING ACTIVITIES:
Organizational costs	—	—	—	(73,000)
Purchase of short-term investments	(5,500,000)	—	—	(62,124,000)
Maturities of short-term investments	4,500,000	1,000,000	—	62,667,000
Property and equipment purchases	(153,000)	(119,000)	(157,000)	(3,072,000)
Proceeds from sale of property held for resale	—	—	—	400,000

Net cash provided by (used for) investing activities	(1,153,000)	881,000	(157,000)	(2,202,000)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	—	51,647,000
Net proceeds from issuance of common stock	7,848,000	10,016,000	16,096,000	70,675,000
Repurchase of common stock	—	—	—	(49,000)
Payments received for stock purchase rights	—	—	—	3,500,000
Payments received under shareholder notes	—	—	—	31,000
Principal payments under capital lease obligations	—	—	—	(1,174,000)

Net cash provided by financing activities	7,848,000	10,016,000	16,096,000	124,630,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,054,000)	1,907,000	6,414,000	16,926,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,659,000	8,605,000	10,512,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,605,000	$10,512,000	$16,926,000	$16,926,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$—	$267,000
Equipment acquired under capital lease obligations	$—	$—	$—	$1,174,000

The accompanying notes are an integral part of these consolidated financial statements.

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

      The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. While available cash and investments are expected to finance currently planned activities at least through the end of fiscal year 2005, it will need to raise additional funds in order to complete its product development programs and commercialize its first product candidates. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success includes, the rate and degree of progress for its product development programs, the liquidity and volatility of its equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would negatively impact its business, financial condition and results of operations.

      Significant Revenue Relationships — One collaborator accounted for 17% of total revenues for the period from Inception to June 30, 2004. However, for the fiscal year ended June 30, 2004, there was no revenue recognized from this source. Grant revenues consist of grants received from federal and state agencies.

      Suppliers — The Company is dependent on a single contract manufacturer and some of the key components in the Company’s products come from single or limited sources of supply.

      Principles of Consolidation — The consolidated financial statements include the accounts of Aastrom and its wholly-owned subsidiary, Zellera AG (Zellera) which is located in Berlin, Germany, (collectively, the Company). All significant inter-company transactions and accounts have been eliminated in consolidation. As of June 30, 2004, Zellera has only limited operations and is not currently a significant component of the consolidated financial statements.

      Cash and Cash Equivalents — Cash and cash equivalents include cash and highly liquid short-term investments with original maturities or original maturities of three months or less at the time of purchase.

      Short-Term Investments — Short-term investments consist of U.S. government securities and commercial paper with original maturities of over three months and less than one year. Short-term investments are classified as available-for-sale, and are presented at fair value, with unrealized gains and losses on investments reflected as a component of accumulated other comprehensive income within shareholders’ equity. Through June 30, 2004, the Company has not experienced unrealized gains or losses on its investments.

      Diversity of Credit Risk — The Company invests its excess cash in U.S. government securities and commercial paper, maintained in U.S. financial institutions, and has established guidelines relative to diversification and maturities in an effort to limit risk. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant realized losses on its cash equivalents or short-term investments.

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Inventory — The Company values its inventory that consists primarily of finished components, the AastromReplicell System and our disposable cell production cassettes, at the lower of cost (specific identification using first in, first out) or market. We regularly review inventory quantities on hand and record a provision to write down obsolete and excess inventory to its estimated net realizable value. Based on the aging of inventory at each period end, we utilize a systematic approach to determine our reserve for obsolete and excess inventory. Under this systematic approach, AastromReplicell System inventory that is less than twelve months old, based on the receipt date, will be carried at full value. Inventory quantities in excess of twelve months old are reserved over a six-month period, until the items are either sold or fully reserved. We review cell production cassette inventory relative to its age and our expected sales and, where quantities exceed expected sales utilization, we reduce the recorded value of cell cassette inventory. We feel this approach is appropriate given our limited product sales history and the risk associated with our ability to recover the inventory as we are still in the process of establishing our product market. Future technological changes, new product development and actual sales results could result in additional obsolete and excess inventory on hand. This could have a significant impact on the value of our inventory and our reported operating results. The Company charged $748,000 and $253,000, for the years, ended June 30, 2003 and 2004, respectively to cost of product sales and rentals — provision for obsolete and excess inventory.

      Property and Equipment — Property and equipment is recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset (primarily three to five years) or the lease term, whichever is shorter. Depreciation expense was $126,000, $119,000, $125,000 and $3,571,000 for the years ended June 30, 2002, 2003, 2004 and for the period from Inception to June 30, 2004, respectively. When assets are disposed of, the cost and accumulated depreciation are removed from the accounts. Repairs and maintenance are charged to expense as incurred.

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

      Research and Development Costs — Research and development costs are expensed as incurred. Such costs and expenses related to programs under collaborative agreements with other companies totaled $418,000 for the year ended June 30, 2004 and $2,063,000 for the period from Inception to June 30, 2004. There were no such costs and expenses for years ended June 30, 2002 and 2003.

      Stock Compensation — The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) applicable to stock-based compensation. As permitted by SFAS 123, the Company continues to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations and does not recognize compensation expense for its employee stock-based compensation plans as allowed by SFAS 123.

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If Aastrom had elected to recognize compensation cost based on the fair value of the options granted to employees as prescribed by SFAS No. 123, the following proforma operating results would have occurred using the Black-Scholes option-pricing model to determine the fair value of the options:

	Year Ended June 30,

	2002	2003	2004

Reported net loss	$(7,939,000)	$(9,579,000)	$(10,488,000)
Add: Stock-based employee compensation expense included in reported net loss	—	—	372,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,253,000)	(829,000)	(1,352,000)

Pro forma net loss	$(9,192,000)	$(10,408,000)	$(11,468,000)

Earnings per share:
As reported	$(.19)	$(.19)	$(.14)
Pro forma	$(.22)	$(.20)	$(.16)

      The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions;

	Year Ended June 30,

	2002	2003	2004

Dividend rate	None	None	None
Expected stock price volatility	100%	120%	60%
Risk-free interest rate	4.0% - 4.8%	2.5% - 3.3%	3.1% - 3.9%
Expected life of options	5 years	5 years	5 years

      The weighted average fair value of options granted during the years ended June 30, 2002, 2003 and 2004 was $.80, $.28 and $1.60 per share, respectively.

      Income Taxes — Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized, or the application of SFAS 109 does not permit management to conclude thereunder that it is more likely than not that some portion or all of the deferred tax assets will be realized.

      Net Loss Per Share — Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the periods ended June 30, 2002, 2003 and 2004 is approximately 6,143,000, 5,144,000 and 10,104,661, respectively.

      Use of Estimates — The preparation of financial statements in accordance with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. Actual results could differ from those estimates.

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Financial Instruments — The Company’s financial instruments include cash equivalents, accounts receivable and accounts payable for which the current carrying amounts approximate fair market value based upon their short term nature.

      Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever an event or change in circumstances indicates that the carrying values of an asset may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows of the asset, the Company would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. No significant impairment losses have been identified by the Company for any of the periods presented in the accompanying financial statements.

      New Accounting Standards — In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), which clarified certain complexities of FIN 46 and generally requires the adoption of all special-purpose entities that qualify as variable interest entities no later than the end of the first reporting period ending after December 15, 2003 and to all non special-purpose entities that qualify as variable interest entities no later than the end of the first reporting period ending after March 15, 2004. At June 30, 2004, the Company did not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46R.

2.	Selected Balance Sheet Information

      Receivables — Receivables are presented, net of allowance for doubtful accounts of $31,000 and $7,000 at June 30, 2003 and 2004, respectively.

      Property and Equipment — Property and equipment consists of the following:

	June 30,

	2003	2004

Machinery and equipment	$1,538,000	$1,610,000
Office equipment	965,000	1,050,000
Leasehold improvements	622,000	622,000
Equipment under lease to third parties	217,000	217,000

	3,342,000	3,499,000
Less accumulated depreciation and amortization	(3,040,000)	(3,165,000)

	$302,000	$334,000

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accounts Payable and Accrued Expenses — Accounts payable and accrued expenses consists of the following:

	June 30,

	2003	2004

Accounts payable	$251,000	$186,000
Accrued expenses:
Clinical studies	13,000	8,000
Professional services	71,000	87,000
Manufacturing and engineering	5,000	47,000
Deferred revenue	9,000	42,000
Other	57,000	12,000

	$406,000	$382,000

3.	Shareholders’ Equity

      Stock Option Plans — The Company has various stock option plans (Option Plans) and agreements that provide for the issuance of nonqualified and incentive stock options to acquire up to 9,963,615 shares of common stock. Such options may be granted by the Company’s Board of Directors to certain of the Company’s employees, directors and consultants. The exercise price of incentive stock options shall not be less than the fair market value of the shares on the date of grant. In the case of individuals who are also holders of 10% or more of the outstanding shares of common stock, the exercise price of incentive stock options shall not be less than 110% of the fair market value of the shares on the date of grant. The exercise price of non-qualified stock options shall not be less than 85% of the fair market value on the date of grant. Options granted under these plans expire no later than ten years from the date of grant and generally become exercisable ratably over a four-year period following the date of grant. The Company also grants non-qualified options to purchase 10,000 shares of common stock to each outside director on the day following the Annual Shareholders’ meeting or upon their appointment as a director. These options generally vest over a one-year period and expire ten years after the date of grant.

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

      The following table summarizes option activity:

		Options Available	Weighted Average	Options
	Options	for Grant Under	Exercise Price	Exercisable
	Outstanding	Option Plans	Per Share	at Period End

March 24, 1989 (Inception)
Options authorized	—	5,949,927
Options canceled	(2,131,920)	2,031,920	$4.25
Options granted	6,027,401	(5,927,401)	$2.33
Options exercised	(1,847,619)	—	$.43

Balance, June 30, 2001	2,047,862	2,054,446	$2.03	880,171

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Options Available	Weighted Average	Options
	Options	for Grant Under	Exercise Price	Exercisable
	Outstanding	Option Plans	Per Share	at Period End

Options authorized	—	2,100,000
Options terminated with approval of 2001 Plan	—	(808,206)
Options canceled	(412,324)	412,324	$1.41
Options granted	1,893,564	(1,893,564)	$1.05

Balance, June 30, 2002	3,529,102	1,865,000	$1.58	1,331,815
Options authorized	—	—
Options terminated with approval of 2001 Plan	—	(254,080)
Options canceled	(402,830)	402,830	$1.56
Options granted	1,223,650	(1,223,650)	$.38
Options exercised	(4,163)	—	$1.15

Balance, June 30, 2003	4,345,759	790,100	$1.24	1,925,884
Options authorized	—	2,000,000
Options terminated with approval of 2001 Plan	—	(3,333)
Options canceled	(203,333)	203,333	$.41
Options granted	819,000	(819,000)	$1.60
Options exercised	(5,000)	—	$1.20

Balance, June 30, 2004	4,956,426	2,171,100	$1.33	3,118,094

      The following table summarizes information about stock-based compensation plans as of June 30, 2004:

					Weighted
					Average Exercise
	Number of	Remaining			Price of
	Options	Contractual	Weighted Average	Number	Exercisable
Range of Exercise Prices	Outstanding	Life — Years	Exercise Price	Exercisable	Options

$ .31 - $ .99	1,669,050	7.5	$.56	1,219,180	$.58
$1.05 - $1.91	2,443,776	7.8	$1.29	1,093,339	$1.15
$2.44 - $2.94	676,400	6.2	$2.91	638,375	$2.91
$3.20 - $4.75	167,200	5.4	$3.24	167,200	$3.24

	4,956,426		$1.33	3,118,094	$1.41

      Effective July 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation Number 44 to APB 25 (Interpretation No. 44) as it related to options to purchase 759,000 shares of common stock issued by the Company in December 1999 to certain employees. Under this rule, a charge to expense is recorded for subsequent increases in the market price of the Company’s common stock above $2.41. This charge continues until such options have been exercised, forfeited or otherwise expire. During fiscal years 2002, 2003 and 2004, there was no charge to expense because the Company’s stock price did not exceed $2.41. At June 30, 2004, options to purchase 317,000 of these shares remain outstanding.

      Employee Stock Purchase Plan — The Company has an employee stock purchase plan under which eligible employees may purchase common stock, at a discount to the market price, through payroll deductions

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of up to 10% of the employee’s base compensation, subject to certain limitations, during sequential 24-month offering periods. Each offering period is divided into four consecutive six-month purchase periods beginning on March 1 and September 1 of each year. Unless otherwise provided by the Board of Directors prior to the commencement of an offering period, the price at which stock may be purchased under the plan for such offering period is equal to 85% of the lesser of the fair market value of the common stock on the first day of such offering period or the last day of the purchase period of such offering period. During the years ended June 30, 2002, 2003 and 2004, 42,075 shares, 34,560 shares and 40,919 shares, respectively, of common stock were purchased under this plan. From inception to June 30, 2004, 192,474 shares were purchased under this plan.

      Stock Purchase Warrants Issued for Services — In August 2003, the Company issued warrants to two individuals who performed public and investor relation’s services. Under the terms of this agreement, the holders are entitled to purchase 100,000 shares of common stock at $0.50 through August 4, 2004. As a result of this agreement the Company recorded $53,000 in selling, general and administrative expenses during the year ended June 30, 2004 which represents the fair value of the warrants.

      In August 2002, the Company issued a warrant to SBI USA, LLC for investment banking services. The warrant entitled the holder to purchase 2,000,000 shares of common stock at $0.75 per share through August 23, 2003. As a result of the issuance of this warrant we recorded $159,000 in selling, general and administrative expenses which represents the fair value of the warrants. Subsequently, in February 2003, by mutual agreement of both parties this warrant was canceled. The Company has also agreed to issue warrants in connection with two separate agreements for public and investor relation’s services. Under the terms of these agreements one holder is entitled to purchase 600,000 shares of common stock at $0.75 per share through December 19, 2004, and the other holder is entitled to purchase 100,000 shares of common stock at $0.50 through February 4, 2004. As a result of these agreements the Company recorded $176,000 in selling, general and administrative expenses during the year ended June 30, 2003 which represents the fair value of the warrants. In addition, the Company agreed, subject to a placement agreement to issue a warrant to purchase 97,595 shares of common stock at $0.91 through June 6, 2005. A placement was completed in June 2003. The estimated fair value of these warrants was $54,000 and they were recorded as common stock issuance costs for the year ended June 30, 2003.

      The fair value of all warrants issued in fiscal year 2003 were determined at the date of grant using the Black-Scholes option-pricing model at an expected stock price volatility of 120% and risk-free interest rates that ranged from 1.25% to 1.87%. The fair value of all warrants issued in fiscal year 2004 were determined at the date of grant using the Black-Scholes option-pricing model at an expected stock price volatility of 120% and a risk-free interest rate of 1.26%. These warrants are issued in private transactions to investors who agreed to acquire the warrants for investment purposes, such that the transactions were exempt from shareholder approval and registration pursuant to Section 4(2) of the Securities Act.

      Stock Purchase Warrants — In September 2003, we issued 5,058,824 shares of our common stock to multiple private placement investors, for gross proceeds of approximately $4,300,000. As part of this transaction, we issued warrants to the private placement investors, exercisable for 4 years, or until July 9, 2007, to purchase up to 1,264,706 shares of common stock at $1.23, as well as warrants to purchase up to 1,011,765 shares of common stock at $1.50 per share prior to October 31, 2003. These later warrants expired unexercised. In addition, warrants to purchase 303,529 shares of common stock were issued to a private placement agent, exercisable for 4 years, or until July 9, 2007, at a price of $1.23.

      In April 2004, we issued 8,000,000 shares of our common stock through a registered direct offering to institutional investors, for gross proceeds of approximately $9,100,000. As part of this transaction, we issued warrants to the institutional investors, exercisable for 5 years, or until April 5, 2009, subject to mandatory exercise at our option, in certain circumstances of stock price escalation after April 5, 2006, to purchase up to

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.4 million shares of common stock at an exercise price of $1.65 per share. In addition, we issued warrants to the placement agent, exercisable for 5 years, or until April 5, 2009, subject to mandatory exercise at our option, in certain circumstances of stock price escalation after April 5, 2005, to purchase up to 560,000 shares of common stock at an exercise price of $1.65 per share.

      Common Shares Reserved — As of June 30, 2004, the Company has reserved shares of common stock for future issuance as follows:

Issuance under stock option and stock purchase plans	30,657,707
Issuance under stock purchase warrants	5,148,235

35,805,942

      No cash dividends have ever been declared or paid.

4.	Income Taxes

      A reconciliation of income taxes computed using the federal statutory rate to the taxes reported in our consolidated statements of operations is as follows:

	Year Ended June 30,

	2002	2003	2004

Loss before income taxes	$7,939,000	$9,579,000	$10,488,000
Federal statutory rate	34%	34%	34%
Taxes computed at federal statutory rate	(2,699,000)	(3,257,000)	(3,566,000)
State taxes, net of federal taxes	—	—	—
Increase (decrease) in taxes from:
Stock compensation	—	114,000	145,000
Other, net	5,000	5,000	5000
Valuation allowance	2,694,000	3,138,000	3,416,000

Reported income taxes	$—	$—	$—

      Deferred tax assets consist of the following:

	June 30,

	2003	2004

Net operating loss carryforwards	$18,500,000	$16,650,000
Research and development credit carryforwards	320,000	485,000
Inventory	368,000	451,000
Property and equipment	(180,000)	(145,000)
Other, net	(88,000)	(84,000)

Net deferred tax assets	18,920,000	17,357,000
Valuation allowance	(18,920,000)	(17,357,000)

Net deferred tax asset	$—	$—

      Due to the historical losses incurred by the Company, a full valuation allowance for deferred tax assets has been provided. If the Company achieves profitability, these deferred tax assets may be available to offset future income taxes.

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has issued shares of common stock in prior years, which resulted in multiple ownership changes under Section 382 of the Internal Revenue Code. Consequently, the utilization of net operating loss and tax credit carryforwards is significantly limited due to the multiple ownership changes, which have occurred. At June 30, 2004 the Company estimates the maximum Federal tax net operating loss and tax credit carryforwards, which could be utilized were $45,000,000 and $500,000, respectively, which will expire from 2005 through 2025, if not utilized. The Company’s ability to utilize its net operating loss and tax credit carryforwards may become subject to further annual limitation in the event of future change in ownership events.

5.     Licenses, Royalties and Collaborative Agreements and Commitments

      University of Michigan — In August 1989, the Company entered into a research agreement with the University of Michigan (the University). In March 1992, and as provided for under the research agreement, the Company also entered into a license agreement for the technology developed under the research agreement. The license agreement, as amended, provides for a royalty to be paid to the University equal to 2% of net sales of products containing the licensed technology sold by the Company. Such royalties have totaled approximately $1,300 since inception.

      Corning Incorporated — In December 2002, the Company entered into an agreement with Corning Incorporated that granted them an exclusive sublicense relating to the Company’s cell transfection technology. Under the terms of the agreement, the Company retains exclusive rights to the applications of the technologies involving cells for therapeutic applications. The sublicense agreement also provided for the Company to receive an up-front fee of $10,000 and a one-time fee of $50,000 due thirty days after the one-year anniversary of the effective date of the agreement. The upfront fee was received in fiscal year 2003 and the anniversary fee was received in fiscal year 2004. These fees were recorded as research and development agreements revenue. In addition, the agreement provides for future royalty payments on net sales of licensed products sold under the sublicense amounting to 5% of such sales up to $50 million. However, we do not expect to receive material revenue from this source for several years, if ever.

      Musculoskeletal Transplant Foundation — In June 2003, the Company entered into a strategic alliance with Musculoskeletal Transplant Foundation (MTF) to jointly develop and commercialize treatments for the regeneration of tissues such as bone and cartilage. Under the terms of the alliance, the companies will provide each other with rights to their technologies for treatments and products that are based on combinations of MTF’s matrices and Aastrom’s Tissue Repair Cells. The companies will share in development and clinical trial expenses for these treatment approach products, and will adopt a coordinated promotion and marketing strategy for future products.

      Manufacture, Supply and Other Agreements — The Company has entered into various agreements relating to the manufacture of its products and the supply of certain components. Pursuant to one such agreement, the Company made annual renewal payments of $1,000,000, due in advance, in March of each year during the initial term of the agreement, which ended in 2001. The license agreement was extended through March 2003, with no additional annual renewal fees due. If the manufacturing or supply agreements expire or otherwise terminated, we may not be able to identify and obtain ancillary materials that are necessary to develop our product and as such would have a material affect on our business.

AASTROM BIOSCIENCES, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Operating Lease

      The Company leases its office and research facility under an operating lease that expires December 31, 2004. Future minimum lease payments due under the non-cancelable operating leases are as follows:

Operating
Year Ending June 30,	Leases

2005	$316,000

      Rent expense for the years ended June 30, 2002, 2003 and 2004, was $547,000, $602,000 and $616,000, respectively, and $5,079,000 for the period from Inception to June 30, 2004.

7.	Employee Savings Plan

      The Company has a 401(k) savings plan that allows participating employees to contribute up to 15% of their salary, subject to annual limits and minimum qualifications. The Board may, at its sole discretion, approve Company matching contributions to the plan. The Company has made contributions of $146,000, $109,000 and $121,000 for the years ended June 30, 2002, 2003 and 2004, respectively and $376,000 for the period Inception to June 30, 2004.

8.	Quarterly Financial Data (Unaudited)

Year Ended June 30, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Revenues	$300,000	$376,000	$416,000	$210,000	$1,302,000
Loss from operations	(2,886,000)	(2,440,000)	(2,528,000)	(2,803,000)	(10,657,000)
Net loss	(2,838,000)	(2,403,000)	(2,500,000)	(2,747,000)	(10,488,000)
Net loss per common share	(.04)	(.03)	(.03)	(.03)	(.14)

Year Ended June 30, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Revenues	$93,000	$296,000	$280,000	$175,000	$844,000
Loss from operations	(2,493,000)	(2,320,000)	(2,132,000)	(2,768,000)	(9,713,000)
Net loss	(2,452,000)	(2,287,000)	(2,102,000)	(2,738,000)	(9,579,000)
Net loss per common share	(.05)	(.05)	(.04)	(.05)	(.19)

      The summation of quarterly earnings per share computations may not equate to the year-end computation as the quarterly computations are performed on a discrete basis.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There are none to report.

Item 9A.	Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chairman, and our Senior Vice President Administrative and Financial Operations and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chairman, and our Senior Vice President Administrative and Financial Operations and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. During the fourth quarter ended June 30, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

      Not applicable.

PART III

      Certain information required by Part III is omitted from this Report, and is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2004 Annual Meeting of Shareholders to be held on November 10, 2004.

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

      The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedule

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

R. Douglas Armstrong, Ph.D.
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: September 9, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on September 9, 2004 by the following persons in the capacities indicated.

Signature	Title

/s/ R. DOUGLAS ARMSTRONG, PH.D. R. Douglas Armstrong, Ph.D.	Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ ALAN M. WRIGHT Alan M. Wright	Senior Vice President Administrative and Financial Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ LINDA M. FINGERLE Linda M. Fingerle	Director

/s/ ARTHUR F. STAUBITZ Arthur F. Staubitz	Director

/s/ JOSEPH A. TAYLOR Joseph A. Taylor	Director

/s/ SUSAN L. WYANT Susan L. Wyant	Director

EXHIBIT INDEX

Number		Notes

3.1		H	Restated Articles of Incorporation of Aastrom, as amended
3.2		A	Bylaws, as amended.
10	.1#	A	Form of Indemnification Agreement.
10	.2#	A	Amended and Restated 1992 Incentive and Non-Qualified Stock Option Plan and forms of agreements thereunder.
10	.3#	A	1996 Outside Directors Stock Option Plan and forms of agreements thereunder.
10	.4#	A	1996 Employee Stock Purchase Plan and form of agreement thereunder.
10	.20#	A	Form of Employment Agreement.
10.21		A	License Agreement, dated July 17, 1992, between J.G. Cremonese and Aastrom and related addenda thereto dated July 14, 1992 and July 7, 1993.
10	.24+	A	License and Supply Agreement, dated April 1, 1996, between Immunex Corporation and Aastrom.
10.26		A	License Agreement, dated March 13, 1992, between Aastrom and the University of Michigan and amendments thereto dated March 13, 1992, October 8, 1993 and June 21, 1995.
10	.27#	A	Employee Proprietary Information and Invention Agreement, effective June 1, 1991, between Aastrom and R. Douglas Armstrong, Ph.D.
10.40		B	Amendment to License and Supply Agreement, dated August 25, 1997, between Immunex Corporation and Aastrom.
10	.46#	C	Executive Retention and Severance Agreement, dated February 2, 1999, between Aastrom and R. Douglas Armstrong.
10	.55#	D	Pay to Stay Severance Agreement between R. Douglas Armstrong, Ph.D. and Aastrom dated October 15, 1999.
10	.63#	E	Agreement Regarding Pay-to-Stay, by and between Aastrom and R. Douglas Armstrong, Ph.D. dated April 28, 2000.
10	.65#	E	Agreement Regarding Pay-to-Stay, by and between Aastrom and Brian S. Hampson dated April 28, 2000.
10	.66#	E	Form of Retention Bonus Agreement, by and between Aastrom and Brian S. Hampson
10	.67#	E	Form of Relocation Bonus Agreement, by and between Aastrom and Brian S. Hampson
10.70		F	Seventh Amendment to Office Lease.
10	.72#	F	Aastrom Biosciences 2001 Stock Option Plan.
10	.73#	G	Employment Agreement with Alan Wright
10	.74#	G	Retention Bonus Agreement with Alan Wright
10.76		G	Master Supply Agreement with Astro Instrumentation, LLC
10.77			Supply Agreement between Aastrom and Moll Industries, Inc., dated December 16, 2003
21			Subsidiaries of Registrant.
23.1			Consent of Independent Registered Public Accounting Firm.
31			Rules 13a-14(a) and 14d-14(a) Certifications.
32			Section 1350 Certifications.

A	Incorporated by reference to Aastrom’s Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.

B	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed on September 25, 1997.

C	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 1999, as filed on September 20, 1999.

D	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, as filed on February 14, 2000.

E	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2000, as filed on September 22, 2000.

F	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2002, as filed on September 30, 2002.

G	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2003, as filed on September 17, 2003.

H	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

+	Confidential treatment has been requested as to a portion of this exhibit.

#	Management contract or compensatory plan or arrangement covering executive officers or directors of Aastrom.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Years Ended June 30,

	2002	2003	2004

Allowance for Doubtful Accounts:
Balance at beginning of year	$34,000	$34,000	$31,000
Additions charged to income	—	—	4,000
Write-offs, net of recoveries	—	(3,000)	(28,000)

Balance at end of year	$34,000	$31,000	$7,000

	Years Ended June 30,

	2002	2003	2004

Reserve for Obsolescence and Excess Inventory:
Balance at beginning of year	$—	$202,000	$950,000
Additions charged to income	202,000	748,000	253,000
Reductions	—	—	—

Balance at end of year	$202,000	$950,000	$1,203,000