Form 10-Q
period 2004-09-30
AASTROM BIOSCIENCES INC
filed 2004-11-09
CIK 887359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-22025

AASTROM BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Michigan	94-3096597

(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

24 Frank Lloyd Wright Dr.
P.O. Box 376
Ann Arbor, Michigan	48106

(Address of principal executive offices)	(Zip code)

(734) 930-5555

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes — ☒ No — ☐

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes — ☒ No — ☐

           Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	92,223,100
(Class)	Outstanding at November 5, 2004

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q
September 30, 2004

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements — Unaudited
	a) Consolidated Condensed Balance Sheets as of June 30, 2004 and September 30, 2004	3
	b) Consolidated Condensed Statements of Operations for the three months ended September 30, 2003 and 2004 and for the period from March 24, 1989 (Inception) to September 30, 2004	4
	c) Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 2003 and 2004 and for the period from March 24, 1989 (Inception) to September 30, 2004	5
	d) Notes to Consolidated Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
SIGNATURES		26
EXHIBIT INDEX		27
CERTIFICATIONS		28
EXHIBIT 10.78
EXHIBIT 10.79
EXHIBIT 31
EXHIBIT 32

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2004	2004
		(Unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$16,926,000	$14,995,000
Receivables, net	246,000	326,000
Inventory	389,000	633,000
Other current assets	271,000	731,000

Total current assets	17,832,000	16,685,000
PROPERTY AND EQUIPMENT, NET	334,000	386,000

Total assets	$18,166,000	$17,071,000

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$382,000	$601,000
Accrued employee benefits	176,000	178,000

Total current liabilities	558,000	779,000

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized – 150,000,000; shares issued and outstanding – 81,373,191 and 83,096,397, respectively	131,472,000	132,805,000
Deficit accumulated during the development stage	(113,864,000)	(116,513,000)

Total shareholders’ equity	17,608,000	16,292,000

Total liabilities and shareholders’ equity	$18,166,000	$17,071,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			March 24, 1989
	Three months ended		(Inception) to
	September 30,		September 30,
	2003	2004	2004
REVENUES:
Product sales and rentals	$25,000	$15,000	$746,000
Research and development agreements	—	—	2,105,000
Grants	275,000	172,000	7,698,000

Total revenues	300,000	187,000	10,549,000

COSTS AND EXPENSES:
Cost of product sales and rentals	12,000	15,000	430,000
Cost of product sales and rentals – provision for obsolete and excess inventory	253,000	—	2,230,000
Research and development	1,356,000	1,567,000	95,004,000
Selling, general and administrative	1,565,000	1,314,000	34,831,000

Total costs and expenses	3,186,000	2,896,000	132,495,000

LOSS FROM OPERATIONS	(2,886,000)	(2,709,000)	(121,946,000)

OTHER INCOME (EXPENSE):
Other income	—	—	1,237,000
Interest income	48,000	60,000	5,431,000
Interest expense	—	—	(267,000)

Total other income	48,000	60,000	6,401,000

NET LOSS	$(2,838,000)	$(2,649,000)	$(115,545,000)

COMPUTATION OF NET LOSS APPLICABLE TO COMMON SHARES:
NET LOSS	$(2,838,000)	$(2,649,000)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(.04)	$(.03)

Weighted average number of common shares outstanding (Basic and Diluted)	70,662,000	82,738,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			March 24, 1989
	Three months ended		(Inception) to
	September 30,		September 30,
	2003	2004	2004
OPERATING ACTIVITIES:
Net loss	$(2,838,000)	$(2,649,000)	$(115,545,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	29,000	35,000	3,606,000
Loss on property held for resale	—	—	110,000
Amortization of discounts and premiums on investments	—	—	(543,000)
Stock compensation expense	425,000	—	1,424,000
Inventory write downs and reserves	253,000	—	2,230,000
Stock issued pursuant to license agreement	—	—	3,300,000
Provision for losses on accounts receivable	—	—	156,000
Changes in assets and liabilities:
Receivables	(23,000)	(80,000)	(506,000)
Inventory	8,000	(244,000)	(2,959,000)
Other current assets	(440,000)	(460,000)	(731,000)
Accounts payable and accrued expenses	57,000	219,000	601,000
Accrued employee benefits	6,000	2,000	178,000

Net cash used for operating activities	(2,523,000)	(3,177,000)	(108,679,000)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73,000)
Purchase of short-term investments	—	—	(62,124,000)
Maturities of short-term investments	—	—	62,667,000
Property and equipment purchases	(32,000)	(87,000)	(3,159,000)
Proceeds from sale of property held for resale	—	—	400,000

Net cash used for investing activities	(32,000)	(87,000)	(2,289,000)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	51,647,000
Net proceeds from issuance of common stock	5,153,000	1,333,000	72,008,000
Repurchase of common stock	—	—	(49,000)
Payments received for stock purchase rights	—	—	3,500,000
Payments received under shareholder notes	—	—	31,000
Principal payments under capital lease obligations	—	—	(1,174,000)

Net cash provided by financing activities	5,153,000	1,333,000	125,963,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,598,000	(1,931,000)	14,995,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,512,000	16,926,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,110,000	$14,995,000	$14,995,000

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

     The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. While management believes available cash and cash equivalents are adequate to finance currently planned activities through the end of fiscal year 2005 (ending June 30, 2005) and well into fiscal year 2006 (ending June 30, 2006), the Company will need to raise additional funds in order to complete its product development programs and commercialize additional product candidates. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success includes, the rate and degree of progress for its product development programs, the liquidity and volatility of its equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would negatively impact its business, financial condition and results of operations.

2. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year or for any other period.

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K for the year ended June 30, 2004, as filed with the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of Aastrom and its wholly-owned subsidiary, Zellera AG (“Zellera”), which is located in Berlin, Germany (collectively, the “Company”). All significant inter-company transactions and accounts have been eliminated in consolidation.

3. Stock-Based Employee Compensation

     The Company has an incentive stock option plan that is described more fully in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2004. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”:

		For Three Months Ended September 30,
		2003	2004
Reported net loss		$(2,838,000)	$(2,649,000)
Add:	Stock-based employee compensation expense included in reported net loss, net of related tax effects	372,000	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(921,000)	(166,000)

Pro forma net loss		$(3,387,000)	$(2,815,000)

Net loss per common share:
	As reported	$(0.04)	$(0.03)
	Pro forma	$(0.05)	$(0.03)

4. Shareholders’ Equity

     During the three months ended September 30, 2004, the Company issued 1,682,977 shares of common stock to an investor, 20,229 shares of common stock to employees as part of the

Employee Stock Purchase Plan and 20,000 shares of common stock through the exercise of certain warrants, for net cash proceeds of $1,333,000.

5. Net Loss Per Common Share

     Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares, consisting of options and warrants for the purchase of common stock, are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the periods ended September 30, 2003 and 2004 is approximately 6,031,000 and 10,708,000, respectively.

6. Subsequent Events

     On October 27, 2004, the Company issued 8,264,463 shares of its common stock through a registered direct offering to institutional investors, for gross cash proceeds of approximately $10,000,000, less offering costs of approximately $650,000. As part of this transaction, the Company issued warrants to the institutional investors, exercisable on, or after April 28, 2005, for 4 years from the transaction date, or until October 27, 2008, to purchase up to 2,066,116 shares of common stock at an exercise price of $1.74 per share. In addition, the Company issued warrants to the placement agent, exercisable on, or after April 28, 2005, for 4 years from the transaction date, or until October 27, 2008, to purchase up to 495,868 shares of common stock at an exercise price of $1.74 per share.

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

     In the expanding fields of cell therapy and regenerative medicine, we develop proprietary Prescription Cell Products (PCP) for the regenerative repair of damaged human tissues and other medical disorders, which are now in the clinical stage. Our lead PCP products are Tissue Repair Cells (TRCs), which are a unique mixture of bone marrow-derived stem and progenitor cells, produced ex vivo. In previous multi-center clinical trials involving over 160 patients, our TRCs have been demonstrated to be safe and reliable, and to regenerate certain normal healthy human tissues.

     We have also developed our proprietary AastromReplicell System, which is a patented, integrated system of instrumentation and single-use consumable kits for the commercial production of human cells. The AastromReplicell System was developed to provide a manufacturing platform for our proprietary cell products, such as our TRCs. The AastromReplicell System technology has recently been expanded for the production of dendritic cells and dendritic cell vaccines, and is the basis of our Cell Production Products (CPP) business. The clinical use of dendritic cell vaccines is minimal at this time, and as such the market is just developing. We are currently exploring the market for our CPP dendritic cell vaccine products in the EU and in the United States by targeting academic and other third party therapeutic cell developers requiring automated cell production with GMP (Good Manufacturing Practice) compliance.

     Our commercial production pathway for our Prescription Cell Products is enabled through the AastromReplicell System platform. This proprietary and automated clinical cell production system combines patented GMP-compliant automated cell production with patented “single-

pass perfusion.” Single-pass perfusion is our technology for growing large quantities of highly robust human cells outside the body. These cells include adult stem and progenitor cell mixtures — cells required for forming solid tissues such as bone, vascular tissue, cartilage, and immune system cells.

           Our primary business model utilizes our core infrastructure for the manufacturing and distribution of TRC cell products for use in multiple medical markets. Initially, we will pursue TRCs for the following two therapeutic areas:

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

           Since our inception, we have been in the development stage and engaged in research and product development, conducted principally on our own behalf, but also in connection with various collaborative research and development agreements with others. We commenced our initial pilot-scale product launch in the EU of the AastromReplicellSystem with the SC-I kit in April 1999. At approximately this same time, data was released at international meetings that resulted in the majority of the patients who would otherwise have been candidates for the SC-I product, to no longer require the use of the product. This loss of market for the SC-I caused us to reorganize our operations and suspend all marketing activities in October 1999, pending the receipt of additional financing and the completion of the reorganization process. While we have initiated marketing activities in the EU for the CE Marked SC-I, DC-I, DCV-I and the DCV-II products, we do not expect to generate positive cash flows from our consolidated operations for at least the next several years and then only if more significant product sales commence. Until that time, we expect that our revenue sources will consist of sales from our Cell Production Product operation to academic and commercial research centers, grant revenue and research funding and licensing fees from potential future corporate collaborators. To date, we have financed our operations primarily through public and private sales of our equity securities and we expect to continue obtaining required capital in a similar manner. As a development-stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence, which is unlikely to occur until we obtain significant additional funding and complete the required clinical trials for regulatory approvals. Through September 30, 2004, we have accumulated losses of approximately $117 million. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

Critical Accounting Policies

           There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements. The most significant accounting policies include those related to revenue recognition, accounts receivable and inventory.

                Revenue recognition. We generate revenue from grants and research agreements, collaborative agreements, product sales and rentals and licensing arrangements. Revenue from grants and research agreements is recognized on a cost reimbursement basis consistent with the performance requirements of the related agreements. Revenue from collaborative agreements is recognized when the scientific or clinical results stipulated in the agreement have been met and there are no other ongoing obligations on our part. We recognize revenue from product sales when title to the product transfers and there are no remaining obligations that will affect the customer’s final acceptance of the sale. If there are remaining obligations, including training and installation (which we believe to be significant), we do not recognize revenue until completion of these obligations. We recognize revenue from licensing fees under licensing agreements when there are no future performance obligations remaining with respect to such fees. Payments received before all obligations are fulfilled are classified as deferred revenue.

     Accounts receivable. We make estimates evaluating collectibility of accounts receivable. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based on any specific customer collection issues we have identified. While such credit issues have not been significant, there is no assurance that we will continue to experience the same credit losses in the future. As of September 30, 2004, our allowance for doubtful accounts was $7,000.

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

     These critical accounting policies should be read in conjunction with our consolidated financial statements and related notes and this discussion of our results of operations, as well as in conjunction with our audited financial statements contained in our 2004 Annual Report on Form 10-K.

Results of Operations

     Revenues for the first quarter of fiscal year 2005, ended September 30, 2004 were $187,000, which consisted of grant revenues and product sales and compared to revenues of $300,000 for the same period in 2003. Grant revenues have decreased from the prior year as a result of reduced grant program activities. Grant revenues accounted for 92% of total revenues for both quarters ended September 30, 2004 and 2003 and are recorded on a cost-reimbursement basis. Product sales and decreased to $15,000 for the quarter ended September 30, 2004 from $25,000 for the same period in 2003. This decrease is due to the absence of product rental revenue for the quarter ended September 30, 2004 whereas there was some product rental, revenue for the comparable period in 2003. We continue to pursue grant-funded programs as well as sales and marketing opportunities for our products.

     Costs and expenses for the quarter ended September 30, 2004 decreased to $2,896,000, compared to $3,186,000 for the same period in 2003. Costs and expenses during this period did not require a provision for obsolete and excess AastromReplicell System inventory in the first quarter of fiscal year 2005 versus $253,000 in the first quarter of fiscal year 2004. The decrease in costs and expenses also includes selling, general and administrative expenses that decreased to $1,314,000 in the first quarter of fiscal year 2005 from $1,565,000 in the comparable period of fiscal year 2004. This decrease is primarily the result of a $372,000 non-cash charge related to an employee performance-based stock option that vested and the result of a non-cash charge of $53,000 relating to certain warrants issued public and investor relations services that were recorded in the first quarter of fiscal year 2004. Research and development expenses for the quarter ended September 30, 2004 increased to $1,567,000 from $1,356,000 in the comparable period of fiscal year 2004, reflecting increased research and product development activities in the area of tissue regeneration and our on-going and planned bone grafting clinical trials in the United States and the European Union.

     Interest income was $60,000 for the quarter ended September 30, 2004 compared to $48,000 for the same period in 2003. The fluctuations in interest income are due primarily to corresponding changes in the level of cash and cash equivalents during the periods and in yields from ourfunds.

     Aastrom’s net loss was $2,649,000 or $.03 per common share for the quarter ended September 30, 2004 compared to $2,838,000, or $.04 per common share for the same period in 2003. The decrease in net loss is primarily the result of decreased costs and expenses offset on a per share basis by an increase in the weighted average number of common shares outstanding resulting from sale of our common shares to investors in fiscal year 2004 as well as the additional equity financing described in the “Liquidity and Capital Resources” discussion below.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through public and private sales of equity securities, which, from inception through September 30, 2004, have totaled approximately $133 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.

     Our combined cash and cash equivalents totaled $14,995,000 at September 30, 2004, a decrease of $1,931,000 from June 30, 2004. The primary uses of cash and cash equivalents during the quarter ended September 30, 2004 included $3,177,000 to finance our operations and working capital requirements. The primary source of cash and cash equivalents was from equity financing transactions, with net proceeds of $1,333,000. This equity financing was obtained under multiple transactions in which we sold our common shares and warrants to purchase common shares to investors and common shares sold through our Employee Stock Purchase Plan.

           On October 27, 2004, we issued 8,264,463 shares of our common stock through a registered direct offering to institutional investors, for gross cash proceeds of approximately $10,000,000, less offering costs of approximately $650,000. As part of this transaction, we issued warrants to the institutional investors, exercisable on, or after April 28, 2005, for 4 years from the transaction date, or until October 27, 2008, to purchase up to 2,066,116 shares of common stock at an exercise price of $1.74 per share. In addition, we issued warrants to the placement agent, exercisable on, or after April 28, 2005, for 4 years from the transaction date, or until October 27, 2008, to purchase up to 495,868 shares of common stock at an exercise price of $1.74 per share.

     Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. We do not expect to generate a positive cash flow from operations for at least the next several years due to the expected spending for research and development programs and the cost of commercializing our product candidates. We intend to seek additional funding through research and development agreements or grants, distribution and marketing agreements and through public or private financing transactions. Successful future operations are subject to several technical and business risks, including our continued ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for our products. We expect that our available cash and interest income including that raised in the recent sale of common stock, described above, will be sufficient to finance currently planned activities through the end of fiscal year 2005 (ending June 30, 2005) and well into fiscal year 2006 (ending June 30, 2006). These estimates are based on certain assumptions which could be negatively impacted by the matters discussed under “Certain Business Considerations” and under the caption “Business Risks” in our 2004 Annual Report on Form 10-K. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock, continued stock market listing and economic conditions affecting the public markets generally or some portion, or all, of the technology sector. If our common stock were to be delisted from the Nasdaq SmallCap Market, the liquidity of our common stock could be impaired, and prices for the shares of our common stock could be lower than might otherwise prevail.

     If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse affect on our business. See “Business Risks” and “Notes to Consolidated Financial Statements” in our 2004 Annual Report on Form 10-K and “Notes to Consolidated Financial Statements” and “Certain Business Considerations” included herein.

Certain Business Considerations

Our past losses and expected future losses cast doubt on our ability to operate profitably.

     We were incorporated in 1989 and have experienced substantial operating losses since inception. As of September 30, 2004, we have incurred cumulative net losses totaling approximately $117 million. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and the AastromReplicell System, general and administrative expenses, and the prosecution of patent applications. We expect to incur significant operating losses until product sales increase, primarily owing to our research and development programs, including pre-clinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. We may not be able to achieve or sustain profitability.

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

     We will require substantial capital resources in order to conduct our operations and develop our products. We expect that our available cash and interest income including that raised in the recent sale of common stock, described above, will be sufficient to finance currently planned activities through the end of fiscal year 2005 (ending June 30, 2005) and well into fiscal year 2006 (ending June 30, 2006). However, in order to grow and expand our business, and to introduce our new product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. Accordingly, we are continuing to pursue additional sources of financing.

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

     The market price of shares of our common stock has been volatile, ranging in closing price between $0.65 and $1.67 during the twelve month period ended September 30, 2004. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

•	clinical trial results

•	the amount of our cash resources and our ability to obtain additional funding

•	announcements of research activities, business developments, technological innovations or new products by us or our competitors

•	entering into or terminating strategic relationships

•	changes in government regulation

•	changes in government sponsored funding

•	disputes concerning patents or proprietary rights

•	changes in our revenues or expense levels

•	public concern regarding the safety, efficacy or other aspects of the products or methodologies we are developing

•	reports by securities analysts

•	status of the investment markets

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

Our stock could be delisted from Nasdaq, which would affect its market price and liquidity.

     We are required to meet certain financial tests (including a minimum bid price for our common stock of $1.00) to maintain the listing of our common stock on the Nasdaq Stock Market. Our common stock may be recommended for delisting (subject to any appeal we would file) if we do not maintain compliance with the Nasdaq requirements within specified periods and subject to permitted extensions. In May 2003 and July 2004, we received notification from Nasdaq of potential delisting as a result of our stock trading below $1.00 for more than thirty consecutive business days. While in each case our stock price recovered within the grace periods and Nasdaq notified us that we were again in full compliance, we cannot assure that our stock price would again recover within the specified times if future closing bid prices below $1.00 triggered another potential delisting. If our common stock were delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting would also impair our ability to raise capital.

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

•	we have not taken adequate steps to commercialize such technology

•	such action is necessary to meet public health or safety needs

•	such action is necessary to meet requirements for public use under federal regulations

     In these instances, we would not receive revenues on the products we developed. Additionally, technology that was partially funded by a federal research grant is subject to the following government rights:

•	products using the technology which are sold in the United States are to be manufactured substantially in the United States, unless a waiver is obtained

•	the government may force the granting of a license to a third party who will make and sell the needed product if we do not pursue reasonable commercialization of a needed product using the technology

•	the U.S. Government may use the technology for its own needs

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

           We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. At this stage our internal documentation and testing process has not identified any deficiencies, however, during the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

Forward-looking statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These forward-looking statements include statements regarding:

•	potential strategic collaborations with others

•	future capital needs

•	adequacy of existing capital to support operations for a specified time

•	product development and marketing plans

•	clinical trial plans and anticipated results

•	anticipation of future losses

•	replacement of manufacturing sources

•	commercialization plans

•	revenue expectations and operating results

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

     These business considerations, and others, are discussed in more detail and should be read in conjunction with the “Business Risks” discussed in our 2004 Annual Report of Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of September 30, 2004, our cash and cash equivalents included money market securities and commercial paper. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

     We do not enter into hedging or derivative instrument arrangements.

Item 4. Controls and Procedures

     (a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

           During the quarter ended September 30, 2004, we issued 20,000 shares of common stock upon exercise of previously issued warrants. The shares were sold for $0.50 per share. These shares of common stock were issued in private transactions to purchasers who acquired these securities for investment purposes and were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

           None.

Item 4. Submission of Matters to a Vote of Security Holders

           None.

Item 5. Other Information

           None.

Item 6. Exhibits

           See Exhibit Index.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AASTROM BIOSCIENCES, INC.

Date: November 8, 2004	/s/ R. Douglas Armstrong

R. Douglas Armstrong, Ph.D.
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 8, 2004	/s/ Alan M. Wright

Alan M. Wright
Sr. Vice President Administrative & Financial
Operations, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1 *	Restated Articles of Incorporation of the Company, as amended

3.2 **	Bylaws of the Company

10.78	Employment Agreement with James Cour

10.79	Employment Agreement with Janet Hock

31	Rules 13a-14(a) and 14(d)-14a Certifications

32	Section 1350 Certifications

*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.