Form 10-Q/A
period 2004-09-30
AASTROM BIOSCIENCES INC
filed 2004-12-03
CIK 887359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes - ☒ No - ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	92,223,100
(Class)	Outstanding at November 5, 2004

EXPLANATORY NOTE
PART II – OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EXHIBITS
EXHIBIT 10.80
EXHIBIT 10.81
EXHIBIT 10.82
EXHIBIT 31

EXPLANATORY NOTE

     This amended quarterly report on Form 10-Q/A is being filed to amend Part II, Item 6 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 for the sole purpose of adding Exhibits 10.80, 10.81 and 10.82 that were inadvertently omitted from the original filing. No other modifications have been made to Part II, Item 6 or to any other portion of the Company’s Form 10-Q as originally filed. This amendment to our Form 10-Q does not reflect events occurring after the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events.

PART II – OTHER INFORMATION

Item 6. Exhibits

     See Exhibit Index.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AASTROM BIOSCIENCES, INC.

Date: December 2, 2004	/s/ R. Douglas Armstrong

R. Douglas Armstrong, Ph.D.
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: December 2, 2004	/s/ Alan M. Wright

Alan M. Wright
Sr. Vice President Administrative & Financial
Operations, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS

Exhibit Number	Description
3.1 *	Restated Articles of Incorporation of the Company, as amended

3.2 **	Bylaws of the Company

10.78	Employment Agreement with James Cour(1)

10.79	Employment Agreement with Janet Hock(1)

10.80	Employment Agreement with R. Douglas Armstrong

10.81	Amended and Restated Employment Agreement with Brian S. Hampson

10.82	2004 Equity Incentive Plan

31	Rules 13a-14(a) and 15(d)-14a Certifications

32	Section 1350 Certifications(1)

(1)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.