Form 10-Q
period 2005-03-31
AASTROM BIOSCIENCES INC
filed 2005-05-10
CIK 887359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

Commission file number 0-22025

AASTROM BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Michigan	94-3096597

(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

24 Frank Lloyd Wright Dr.
P.O. Box 376
Ann Arbor, Michigan	48106

(Address of principal executive offices)	(Zip code)

                                (734) 930-5555

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes — ☑  No — ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes — ☑  No — ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	101,782,296
(Class)	Outstanding at May 6, 2005

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q
March 31, 2005

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — Unaudited
a) Consolidated Condensed Balance Sheets as of June 30, 2004 and March 31, 2005	3
b) Consolidated Condensed Statements of Operations for the three and nine months ended March 31, 2004 and 2005 and for the period from March 24, 1989 (Inception) to March 31, 2005	4
c) Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 2004 and 2005 and for the period from March 24, 1989 (Inception) to March 31, 2005	5
d) Notes to Consolidated Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 5. Other Information	28
Item 6. Exhibits	28
SIGNATURES	29
EXHIBIT INDEX	30

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2004	2005
		(Unaudited)
Assets

CURRENT ASSETS:

Cash and cash equivalents	$16,926,000	$13,494,000
Short-term investments	—	21,941,000
Receivables, net	246,000	259,000
Inventory	389,000	226,000
Other current assets	271,000	471,000

Total current assets	17,832,000	36,391,000

PROPERTY AND EQUIPMENT, NET	334,000	614,000

Total assets	$18,166,000	$37,005,000

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$382,000	$614,000
Accrued employee benefits	176,000	187,000

Total current liabilities	558,000	801,000

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized – 150,000,000; shares issued and outstanding – 81,373,191 and 101,780,930, respectively	131,472,000	158,519,000
Deficit accumulated during the development stage	(113,864,000)	(122,315,000)

Total shareholders’ equity	17,608,000	36,204,000

Total liabilities and shareholders’ equity	$18,166,000	$37,005,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					March 24, 1989
	Three months ended		Nine months ended		(Inception) to
	March 31,		March 31,		March 31,
	2004	2005	2004	2005	2005
REVENUES:
Product sales and rentals	$10,000	$150,000	$45,000	$377,000	$1,108,000
Grants	331,000	102,000	972,000	436,000	7,962,000
Research and development agreements	75,000	—	75,000	—	2,105,000

Total revenues	416,000	252,000	1,092,000	813,000	11,175,000

COSTS AND EXPENSES:
Cost of product sales and rentals	5,000	77,000	22,000	131,000	546,000
Cost of product sales and rentals — provision for obsolete and excess inventory	—	9,000	253,000	9,000	2,239,000
Research and development	1,660,000	2,095,000	4,471,000	5,258,000	98,695,000
Selling, general and administrative	1,279,000	1,624,000	4,200,000	4,227,000	37,744,000

Total costs and expenses	2,944,000	3,805,000	8,946,000	9,625,000	139,224,000

LOSS FROM OPERATIONS	(2,528,000)	(3,553,000)	(7,854,000)	(8,812,000)	(128,049,000)

OTHER INCOME (EXPENSE):
Other income	—	12,000	—	12,000	1,249,000
Interest income	28,000	192,000	113,000	349,000	5,720,000
Interest expense	—	—	—	—	(267,000)

Other income	28,000	204,000	113,000	361,000	6,702,000

NET LOSS	$(2,500,000)	$(3,349,000)	$(7,741,000)	$(8,451,000)	$(121,347,000)

NET LOSS PER SHARE (Basic and Diluted)	$(.03)	$(.03)	$(.11)	$(.09)

Weighted average number of shares outstanding (Basic and Diluted)	72,204,000	100,140,000	71,384,000	90,719,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 24, 1989
	Nine months ended		(Inception) to
	March 31,		March 31,
	2004	2005	2005
OPERATING ACTIVITIES:
Net loss	$(7,741,000)	$(8,451,000)	$(121,347,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	91,000	110,000	3,681,000
Loss on property held for resale	—	—	110,000
Amortization of discounts and premiums on investments	—	—	(543,000)
Stock compensation expense	425,000	78,000	1,502,000
Inventory write downs and reserves	253,000	9,000	2,239,000
Stock issued pursuant to license agreement	—	—	3,300,000
Provision for losses on accounts receivable	—	—	156,000
Changes in assets and liabilities:
Receivables	74,000	(13,000)	(439,000)
Inventory	(125,000)	154,000	(2,561,000)
Other current assets	(298,000)	(200,000)	(471,000)
Accounts payable and accrued expenses	(26,000)	232,000	614,000
Accrued employee benefits	(9,000)	11,000	187,000

Net cash used for operating activities	(7,356,000)	(8,070,000)	(113,572,000)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73,000)
Purchase of short-term investments	—	(25,941,000)	(88,065,000)
Maturities of short-term investments	—	4,000,000	66,667,000
Property and equipment purchases	(97,000)	(390,000)	(3,462,000)
Proceeds from sale of property held for resale	—	—	400,000

Net cash used for investing activities	(97,000)	(22,331,000)	(24,533,000)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	51,647,000
Net proceeds from issuance of common stock	7,367,000	26,969,000	97,644,000
Repurchase of common stock	—	—	(49,000)
Payments received for stock purchase rights	—	—	3,500,000
Payments received under shareholder notes	—	—	31,000
Principal payments under capital lease obligations	—	—	(1,174,000)

Net cash provided by financing activities	7,367,000	26,969,000	151,599,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(86,000)	(3,432,000)	13,494,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,512,000	16,926,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,426,000	$13,494,000	$13,494,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(A development stage company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization

     Aastrom Biosciences, Inc. was incorporated in March 1989 (Inception), began employee-based operations in 1991, and is in the development stage. The Company operates its business in one reportable segment – research and product development, conducted both on its own behalf and in connection with various collaborative research and development agreements with others, involving the development of proprietary cell-based therapeutics.

     Successful future operations are subject to several technical and business risks, including satisfactory product development, obtaining regulatory approval and market acceptance for the Company’s products and the Company’s continued ability to obtain future funding.

     The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. While management believes available cash, cash equivalents and short-term investments are adequate to finance currently planned activities through the end of fiscal year 2006 (ending June 30, 2006), the Company will need to raise additional funds in order to complete its product development programs, complete clinical trials needed to market its products, and commercialize additional product candidates. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success include: the rate and degree of progress for its product development, the rate of regulatory approval to proceed with clinical trial programs, the requirements for marketing authorization from regulatory bodies in the U.S., European Union and other countries, the liquidity and market volatility of the Company’s equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would negatively impact its business, financial condition and results of operations.

2. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to provide a fair statement of the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year or for any other period.

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

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Reported net loss	$(2,500,000)	$(3,349,000)	$(7,741,000)	$(8,451,000)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	372,000	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(244,000)	(316,000)	(701,000)	(604,000)

Pro forma net loss	$(2,744,000)	$(3,665,000)	$(8,070,000)	$(9,055,000)

Net loss per common share:
As reported	$(0.03)	$(0.03)	$(0.11)	$(0.09)
Pro forma	$(0.04)	$(0.04)	$(0.11)	$(0.10)

4. Shareholders’ Equity

     During the nine months ended March 31, 2005, the Company issued 17,294,874 shares of common stock to investors, 1,069,039 shares of common stock as part of the stock option plans, the Direct Stock Purchase Plan and the Employee Stock Purchase Plan and 2,043,826 shares of common stock in connection with the exercise of certain warrants previously issued to investors, for net cash proceeds of $26,969,000.

5. Net Loss Per Common Share

     Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares, consisting of options and warrants for the purchase of common stock, are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the quarter and nine months ended March 31, 2004 and 2005 is approximately 5,922,000 and 10,092,000, respectively.

6. Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value and recognized expense over the service period underlying the arrangement. Pursuant to Securities and Exchange Commission (SEC) rules, SFAS 123R is effective for all annual periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the first quarter ending September 30, 2005 of fiscal year 2006 (ending June 30, 2006). The Company is currently evaluating the impact of SFAS 123R on its financial statements. Management expects that SFAS 123R will result in an increase in operating expenses in future periods.

     In April 2005, the SEC adopted a final rule amending the compliance date for SFAS 123R. The effect of this ruling is to delay the effective date of SFAS 123R to the annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. This rule does not change the effective date for the Company.

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

8. Property and Equipment

     During the first nine months of fiscal year 2005, ended March 31, 2005, the Company acquired equipment that it intends to use in the future in a specialized facility under the Company’s control, for the production of human cells. The cost of this equipment is $111,000 and has been included in property and equipment at March 31, 2005. The equipment will be depreciated over its useful life beginning when the equipment is placed into service.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Aastrom

     We are a late-stage development company focused on the development of the ex vivo production and sale of human cell products for use in cell therapy and tissue regeneration. Our pre-clinical and clinical product development programs utilize bone marrow-derived adult stem and progenitor cell mixtures being investigated for aiding in the growth of tissues such as bone, vascular tissue and cartilage, as well as blood and immune system cells. We currently operate our business in one reportable segment – research and product development, conducted both on our own behalf and in connection with various collaborative research and development agreements with others, involving the development of proprietary cell-based therapeutics.

     In the expanding fields of cell therapy and tissue regeneration, we develop proprietary adult stem cell-based products for the regenerative repair of damaged human tissues and other medical disorders, several of which are now in the clinical stage. Our lead products contain Tissue Repair Cells (TRCs), which are a unique mixture of bone marrow-derived adult stem and progenitor cells, produced outside of the body or “ex vivo” from a small amount of bone marrow taken from the patient. In clinical trials involving over 180 patients, our TRCs have been demonstrated to be safe and reliable, and to regenerate certain normal healthy human tissues.

     We have also developed our proprietary AastromReplicell System, which is a patented, integrated system of instrumentation and single-use consumable kits for the commercial production of human cells. The AastromReplicell System was developed to provide a manufacturing platform for our proprietary cell products, such as our TRCs. The AastromReplicell System technology has also been applied to the production of dendritic cells and dendritic cell vaccines for third parties requiring automated cell production with GMP (Good Manufacturing Practice) compliance. Since this third-party development activity is minimal at present, active development and marketing activities targeting developers of dendritic cells and dendritic cell vaccines have been halted.

     Our commercial production pathway for our TRC products is in part enabled through the AastromReplicell System platform. This proprietary and automated clinical cell production system combines patented GMP-compliant automated cell production with patented “single-pass perfusion.” Single-pass perfusion is our technology for growing large quantities of highly robust human cells outside the body. These cells include adult stem and progenitor cell mixtures — cells required for forming tissues such as bone, vascular, cartilage, blood, and immune system cells.

     Our primary business model is to establish a core infrastructure for the manufacturing and distribution of TRC cell products for use in multiple medical indications. Initially, we intend to pursue TRC-based products for the following therapeutic areas:

•	Local bone regeneration such as is needed in fractures, spinal fusion, and jaw bone reconstruction

•	Vascular (blood vessel) regeneration in limb ischemia resulting from diabetes and other diseases

     In the future, we may develop and/or support the development by third parties of TRC-based products for other areas such as cartilage regeneration, cardiac tissue regeneration, and dendritic cell based vaccines.

     We do not have the sales or marketing organization that would be needed to commercialize our therapeutic products. We intend to seek partnerships with other companies who have this capability, as well as to develop our own ability to either support these relationships and, if necessary, to complete some pilot level of sales and marketing activity ourselves.

     In the EU, our business development activities are aided through staff at Zellera AG, our small, wholly-owned subsidiary located in Berlin, Germany.

     Since our inception, we have been in the development stage and engaged in research and product development, conducted principally on our own behalf, but also in connection with various collaborative research and development agreements with others. Our initial business plan was to pursue the bone marrow transplantation markets. At approximately the same time (late fiscal year 1999) that we intended to commence our initial pilot-scale product launch in the EU of the AastromReplicell System with the SC-I kit, data was released at international meetings that resulted in the majority of the patients who would otherwise have been candidates for the SC-I product, to no longer require the use of the product. This loss of market for the SC-I caused us to reorganize our operations and suspend all external activities in October 1999, pending the receipt of additional financing and the completion of the reorganization process. We expanded the capabilities of the AastromReplicell System to include dendritic cell production and initiated pilot marketing activities for the CE Marked DC-I, DCV-I and the DCV-II products. However, only minimal and irregular revenue has been generated from this business and as a result, it is no longer a priority area for us. Instead, our focus is on the development of our TRC-based products for tissue regeneration.

     We do not expect to generate positive cash flows from our consolidated operations for at least the next several years and then only if more significant product sales commence. Until that time, we expect that our revenue sources will consist of only minor sales from our dendritic cell kits to academic and commercial research centers, grant revenue and research funding, limited product sales of the AastromReplicell System and potential licensing fees, or other financial support from potential future corporate collaborators.

     To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue obtaining required capital in a similar manner. As a development-stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. This is not likely to occur until we obtain significant additional funding and complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through March 31,

2005, we have accumulated losses of approximately $121 million. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

Recent Developments – Clinical Programs

     We have initiated Phase I/II or “proof of concept” type clinical trials for use of TRCs in bone grafting of long bone non-union fractures, as well as sinus lift bone generation (increasing bone thickness in the upper jaw bone). The trials for fractures are active at multiple sites in both the U.S. and the EU. The U.S. sites are performing the same protocol under an approved IND through the FDA. The site in Barcelona, Spain and the site in Bochum, Germany are performing under protocols specific to their individual sites, and these protocols have differences compared to the U.S. protocol. The differences generally relate to the type of carrier matrix, or material, that the TRCs are mixed with prior to the application at the bone repair site. There are also differences in the type of clinical injury being treated among the U.S., Barcelona, and Bochum trial sites.

     The Barcelona study included 6 patient treatments (5 patients, with one patient receiving treatment on two different fractured bones). Progress reports received from the lead investigator, along with x-rays received and evaluated by Aastrom have shown the TRC treatments to be safe, and the patients having some level of clinical progress, including varying levels of bone generation at the fracture sites. Although the results received were interim, since complete bone fusion typically can take many months, we believe the results were sufficient to expand this clinical program at the Barcelona site and at other U.S. locations. This decision was made even though the fracture trial is not yet complete, and may produce either similar or different outcomes. We cannot make any conclusions from the other sites at this time However, the two patients at the Bochum site that were treated for difficult bone graft indication for a leg lengthening application (called failed osteogenic distractions), rather than a trauma fracture, did not experience new bone formation. These patients had failed multiple, previous standard of care treatments. We will continue to monitor the progressive bone regeneration in the Barcelona study patients, and expect to formally disclose the longer term results during 2005. We have added sites to the U.S. trial, and are active to expand the Barcelona trial with new patients.

     With the safety and bone generation results obtained from the trials for fractures, we initiated the sinus lift bone generation clinical trial in Barcelona. This study has enrolled 5 patients and will evaluate bone generation resulting from TRCs compared with a standard bone grafting procedure (carried out in the same patient on a different location). This trial is underway.

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

     Revenue recognition. We generate revenue from grants and research agreements, collaborative agreements, product sales and rentals, and licensing arrangements. Revenue from grants and research agreements is recognized on a cost reimbursement basis consistent with the performance requirements of the related agreements. Revenue from collaborative agreements is recognized when the scientific or clinical results stipulated in the agreement have been met and there are no other ongoing obligations on our part. We recognize revenue from product sales when title to the product transfers and there are no remaining obligations that will affect the customer’s final acceptance of the sale. If there are remaining obligations, including training and installation (which we believe to be significant), we do not recognize revenue until completion of these obligations. We recognize revenue from licensing fees under licensing agreements and rental revenue when there are no future performance obligations remaining with respect to such revenues. Payments received before all obligations are fulfilled are classified as deferred revenue.

     Accounts receivable. We make estimates evaluating collectibility of accounts receivable. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based on any specific customer collection issues we have identified. While such credit issues have not been significant, there is no assurance that we will continue to experience the same credit losses in the future. As of March 31, 2005, our allowance for doubtful accounts was $7,000.

     Inventory. We value our inventory that consists primarily of finished components of our lead product, the AastromReplicell System, and our disposable cell production cassettes, at the lower of cost (specific identification using first in, first out) or market. We regularly review inventory quantities on hand and record a provision to write down obsolete and excess inventory to its estimated net realizable value. Based on the aging of inventory at each period end, we utilize a systematic approach to determine our reserve for obsolete and excess inventory. Under this systematic approach, AastromReplicell System inventory that is less than twelve months old, based on the receipt date, will be carried at full value. AastromReplicell System inventory quantities in excess of twelve months old are reserved in equal amounts over a six-month period, until the items are either sold or fully reserved. We review cell production cassette inventory relative to its age and our expected sales and, where quantities exceed expected sales utilization, we reduce the recorded value of cell cassette inventory. We feel this approach is appropriate given our limited product sales history and the risk associated with our ability to recover the inventory as we are still in the process of establishing our product market. Future technological changes, new product development and actual sales could result in additional obsolete and excess inventory on hand. This could have a significant impact on the value of our inventory and our reported operating results.

     These critical accounting policies should be read in conjunction with our consolidated financial statements and related notes and this discussion of our results of operations, as well as in conjunction with our audited financial statements contained in our 2004 Annual Report on Form 10-K.

Results of Operations

     Total revenues, consisting of grant funding and product sales and rentals, for the quarter and nine months ended March 31, 2005 were $252,000 and $813,000, respectively compared to $416,000 and $1,092,000 for the same periods in fiscal year 2004. Grant revenues decreased for the quarter and nine months ended March 31, 2005 to $102,000 and $436,000, respectively, from $331,000 and $972,000 for the same periods in fiscal year 2004. Grant revenues have decreased from the prior year as a result of reduced grant program activities; however, we continue to pursue grant-funded programs. Grant revenues accounted for 54% of total revenues for the nine months ended March 31, 2005 and 89% for the same period in fiscal year 2004 and are recorded on a cost-reimbursement basis. Grant revenues may vary in any period based on timing of grant awards, grant-funded activities, level of grant funding and number of grants awarded. Product sales and rentals increased to $150,000 and $377,000 for the quarter and nine months ended March 31, 2005, respectively, from $10,000 and $45,000 for the same periods in fiscal year 2004. The increase is due to increased volume of therapy kit sales for clinical trials and research by others and revenue from the sale of an AastromReplicell System that was delivered in the first quarter of fiscal year 2005, and recognized in this quarter. Revenues include rental revenue of $10,000 and $30,000 for the quarter and nine months ended March 31, 2004, respectively. This revenue was generated from an AastromReplicell System rental agreement that has been terminated. Based upon our current business strategy, we do not expect rental revenue in future periods. We plan to limit our marketing efforts promoting the AastromReplicell System as a stand-alone product; rather we are focusing on utilizing the AastromReplicell System technology to support our TRC development programs. At such time as we satisfy applicable regulatory approval requirements, we expect the sales of our TRCs and our related cell-based products will constitute nearly all of our product sales revenues.

     Total costs and expenses for the quarter ended March 31, 2005 increased to $3,805,000, compared to $2,944,000 for the same quarter in fiscal year 2004. Costs and expenses during the third quarter of fiscal year 2005 included an increase in research and development expenses to $2,095,000 from $1,660,000 for the same quarter in fiscal year 2004. This increase reflects increased research activities to support regulatory submission approvals and anticipated product registrations, product development activities in the area of tissue regeneration, development of product distribution processes, and our on-going and planned bone grafting clinical trials in the United States and the European Union. Selling, general and administrative expenses increased in the second quarter of fiscal year 2005 to $1,624,000 from $1,279,000 for the same period in fiscal year 2004. This increase is due to additional consulting and pre-marketing activities in the United States and internationally, and increased costs required for financial internal controls compliance and certification. The cost of product sales and rentals increased to $77,000 in the third quarter of fiscal year 2005 from $5,000 in the comparable period in fiscal year 2004 due to the increase in volume of product sales.

     Total costs and expenses for the nine months ended March 31, 2005 increased to $9,625,000 compared to $8,946,000 for the same period in fiscal year 2004. Costs and expenses during the period ended March 31, 2005 did require a provision for obsolete and excess AastromReplicell System inventory of $9,000, due to a System that was under customer evaluation and that will not be purchased, versus the $253,000 charge that was required in the comparable period of fiscal year 2004. The increase in costs and expenses also includes an increase in selling, general and administrative expenses to $4,227,000 for the nine months ended March 31, 2005 from $4,200,000 in the comparable period of fiscal year 2004. Research and development expenses for the nine months ended March 31, 2005 increased to $5,258,000 from $4,471,000 in the comparable period of fiscal year 2004, reflecting increased research and product development activities in the area of tissue regeneration and on-going and preparation for additional bone grafting clinical trials. Cost of product sales and rentals for the nine months ended March 31, 2005 increased to $131,000 from $22,000 for the same period in fiscal year 2004 due to increased volume of product sales.

     Interest income increased to $192,000 and $349,000 for the quarter and nine months ended March 31, 2005, respectively, compared to $28,000 and $113,000 for the same periods in fiscal year 2004. The fluctuations in interest income are due primarily to an increased level of cash, cash equivalents and short-term investments during the periods and higher yields from our funds.

     Our net loss increased to $3,349,000 or $.03 per common share for the quarter ended March 31, 2005, compared to a net loss of $2,500,000, or $.03 per common share for the same period in fiscal year 2004. For the nine months ended March 31, 2005, our net loss increased to $8,451,000, or $.09 per common share compared to a net loss of $7,741,000, or $.11 per common share for the same period in fiscal year 2004. The increase in net loss is primarily the result of increased costs and expenses. The decrease in the net loss per share for the nine months ended March 31, 2005, compared to the nine months ended March 31, 2004 is the result of the increase in the weighted average number of common shares outstanding resulting from the additional equity financings described in the “Liquidity and Capital Resources” discussion below.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through public and private sales of equity securities, which, from inception through March 31, 2005, have totaled approximately $152 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.

     Our combined cash, cash equivalents and short-term investments totaled $35,435,000 at March 31, 2005, an increase of $18,509,000 from June 30, 2004. The primary uses of cash, cash equivalents and short-term investments during the nine months ended March 31, 2005 included $8,070,000 to finance our operations and working capital requirements and $390,000 for capital equipment purchases. Included in our capital equipment purchases is $111,000 of equipment that we intend to use in the future in a specialized facility under our control for the production of human cells. The primary source of cash and cash equivalents was from equity financing transactions, with net proceeds of $26,969,000. This equity financing was obtained under multiple transactions in which we sold our common shares and warrants to purchase common shares to investors and common shares sold through our Employee Stock Purchase Plan, stock option plans and Direct Stock Purchase Plan.

     In January 2005, we concluded our sale of common stock with Fusion Capital Fund II, LLC, pursuant to the common stock purchase agreement dated October 30, 2002. In this final tranche, Fusion purchased 4.8 million shares of common stock for gross proceeds of $12 million at an average price of $2.50 per share. As part of this transaction, we issued an additional 1,940,700 commitment shares to Fusion under the terms of the common stock purchase agreement for which we received no additional proceeds. In addition, previously issued warrants were exercised for the purchase of 1.8 million shares of common stock, generating gross proceeds of $2.9 million.

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

New Accounting Standards

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value and recognized expense over the service period underlying the arrangement. Pursuant to Securities and Exchange Commission (SEC) rules, SFAS 123R is effective for all interim and annual periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the first quarter ending September 30, 2005 of fiscal year 2006 (ending June 30, 2006). The Company is currently evaluating the impact of SFAS 123R on its financial statements. Management expects that SFAS 123R will result in an increase in operating expenses in future periods.

     In April 2005, the SEC adopted a final rule amending the compliance date for SFAS 123R. The effect of this ruling is to delay the effective date of SFAS 123R to the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. This rule does not change the effective date for the Company.

Certain Business Considerations

Our past losses and expected future losses cast doubt on our ability to operate profitably.

     We were incorporated in 1989 and have experienced substantial operating losses since inception. As of March 31, 2005, we have incurred cumulative net losses totaling approximately $121 million. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and the AastromReplicell System, general and administrative expenses, and the prosecution of patent applications. We expect to incur significant operating losses until product sales increase, primarily owing to our research and development programs, including pre-clinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, and raising sufficient funds to finance our activities. We may not be able to achieve or sustain profitability.

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

     The FDA establishes regulatory requirements based on the classification of a product. Although the AastromReplicell System is currently considered to be unregulated manufacturing equipment in the U.S., the FDA may reconsider this and classify the System as a Class III medical device, or the FDA may ultimately choose to regulate the AastromReplicell System under another category. Because our product development programs are designed to satisfy the standards applicable to medical devices and biological licensure for our cellular products, any change in the regulatory classification or designation would affect our ability to obtain FDA approval of our products. The AastromReplicell System is used to produce different cell mixtures, and each of these cell mixtures (such as the Tissue Repair Cells) may, under current regulations be regulated as a biologic product, which requires a biologic license application (BLA).

     New directives (laws) have recently become effective in the EU that affect the manufacturing of cell products and clinical trials. These changes have delayed or in some cases temporarily halted clinical trials of cellular products in the EU, which has reduced the number of customer opportunities and affected our progress in our Cell Production Products business. The recent changes to the European Union Medicinal Products Prime Directive shifted patient-derived cells to the medicinal products category, which will require license approvals in order to market and sell these products. These new laws may delay some of our current planned clinical trials with Tissue Repair Cells in the EU, and will require clinical trials with data submission and review by European regulatory bodies. There is uncertainty as to the level of trials and data needed and because of the recent nature of these regulations; there is no established precedent to understand the timeline or other requirements for licensure.

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

     We will be seeking to obtain regulatory approvals to market our TRC-based tissue repair and regeneration treatments. Even if we obtain all required regulatory approvals, we cannot be certain that our products and processes will be adopted at a level that would allow us to operate profitably. Our tissue repair products will face competition from existing, and/or potential other new treatments in the future which could limit revenue potential. It may be necessary to increase the yield and/or cell type purity for certain of our AastromReplicell System cell processes to gain commercial acceptance. Our technologies or product candidates may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technologies and product candidates, and our potential revenues.

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

     We will require substantial capital resources in order to conduct our operations and develop our products and cell manufacturing facilities. We expect that our available cash and interest income, including that raised in the recent sale of common stock, described above, will be sufficient to finance currently planned activities through the end of fiscal year 2006 (ending June 30, 2006). However, in order to grow and expand our business, and to introduce our new product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. Accordingly, we are continuing to pursue additional sources of financing.

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

     The market price of shares of our common stock has been volatile, ranging in closing price between $0.65 and $4.05 during the twelve month period ended March 31, 2005. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

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

     We rely solely on third parties, such as Astro, Moll, Cambrex and Amgen, to manufacture the AastromReplicell System instruments and consumable components, growth factors and other materials used in the cell manufacturing process. We would not be able to obtain alternate sources of supply for many of these items on a short-term basis. If any of our key manufacturers or suppliers fail to perform their respective obligations, or if our supply of growth factors, components, or other materials is limited or interrupted, we would not be able to conduct clinical trials or market our product candidates on a timely and cost-competitive basis, if at all.

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

     The markets for our products are very competitive, subject to rapid technological changes, and vary for different candidates and processes that directly compete with our products. Our competitors may have developed, or could in the future develop, new technologies that compete with our products or even render our products obsolete. As an example, in the past, published studies have suggested that hematopoietic stem cell therapy use for bone marrow transplantation, following marrow ablation due to chemotherapy, may have limited clinical benefit in the treatment of breast cancer, which was a significant portion of the overall hematopoietic stem cell transplant market. This resulted in the practical elimination of this market for our cell-based product for this application.

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

     Our success depends upon our ability to attract and retain highly qualified scientific and management personnel. We face competition for such personnel from other companies, research and academic institutions, and other entities. Further, in an effort to conserve financial resources, we have previously needed to implement reductions in our work force on two separate occasions. As a result of these and other factors, we may not be successful in hiring or retaining key personnel. The Company has a key man life insurance policy for R. Douglas Armstrong, Chief Executive Officer and Chairman of Aastrom. Our inability to replace any lost key employee could harm our operations.

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

     We face an inherent business risk of exposure to product liability claims in the event that the use of the AastromReplicell System or the Tissue Repair Cells during research and development efforts, including clinical trials, or after commercialization results in adverse affects. As a result, we may incur significant product liability exposure, which could exceed existing insurance coverage. We may not be able to maintain adequate levels of insurance at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims would increase our operating loss and affect our financial condition.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and result in a negative market reaction.

     We are in the process of documenting and testing our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting. Additionally, our independent registered public accounting firm is required to audit both the design and operating effectiveness of our internal control over financial reporting and management’s assessment of the design and the effectiveness of its internal control over financial reporting. Although no known material weaknesses exist at this time, this will be the first year that we have undergone an audit for our internal controls over financial reporting, and it is possible that material weaknesses could be found through the evaluation. If such weaknesses are found, we may not be able to remediate such weaknesses in time to meet the deadlines imposed by the Sarbanes-Oxley Act for compliance with requirements of Section 404. Failure to achieve and maintain effective internal controls over financial reporting could result in an adverse report from our independent registered public accountants and a negative market reaction.

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

     These business considerations, and others, are discussed in more detail and should be read in conjunction with the “Business Risks” discussed in our 2004 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of March 31, 2005, our cash, cash equivalents and short-term investments included money market securities and commercial paper. Due to the short duration of our investment portfolio and the high quality of our investments required by our investment policy, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

     Our sales to customers in foreign countries are denominated in U.S. dollars. However, several European Union clinical trial expenses are paid in euros. Our aggregate market risks from currency rate fluctuations are not expected to be significant. We believe that the interest rate risk related to our accounts receivable is not significant. We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectibility and establishment of appropriate allowances in connection with our internal controls and policies.

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

     (b) During our last fiscal quarter, there have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, we receive threats or may be subject to litigation matters incidental to our business. However, we are not currently a party to any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     All required information was previously included in a Current Report on Form 8-K filed with the SEC on January 13, 2005.

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

AASTROM BIOSCIENCES, INC.

Date: May 9, 2005	/s/ R. Douglas Armstrong

R. Douglas Armstrong, Ph.D.
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 9, 2005	/s/ Alan M. Wright

Alan M. Wright
Sr. Vice President Administrative & Financial
Operations, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1 *	Restated Articles of Incorporation of the Company, as amended
3.2 **	Bylaws of the Company
10.78	Employment Agreement with Robert J. Bard
31	Rules 13a-14(a) and 14(d)-14a Certifications
32	Section 1350 Certifications

*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.