Form 10-K
period 2005-06-30
AASTROM BIOSCIENCES INC
filed 2005-09-13
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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
Common Stock, no par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 75 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The approximate aggregate market value of the registrant’s Common Stock, no par value (“Common Stock”), held by non-affiliates of the registrant (based on the closing sales price of the Common Stock as reported on the Nasdaq SmallCap Market) on December 31, 2004 was approximately $131 million. This computation excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding shares of Common Stock, since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of August 31, 2005, 102,477,553 shares of Common Stock, no par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference

Proxy Statement for the Annual Meeting of Shareholders scheduled for November 2, 2005	Items 10, 11, 12, 13 and 14 of Part III

AASTROM BIOSCIENCES, INC.
ANNUAL REPORT ON FORM 10-K

      Except for the historical information presented, the matters discussed in this Report, including our product development and commercialization goals and expectations, revenue expectations, potential market opportunities, our plans and anticipated results of clinical development activities and the potential advantages and applications of our products and product candidates under development, include forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Business Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless the context requires otherwise, references to “we,” “us,” “our” and “Aastrom” refer to Aastrom Biosciences, Inc.
PART I

Item 1.	Business
      We are a development stage company focused on the development of the ex vivo production and sale of proprietary human cell products for use in cell therapy and tissue regeneration. Our pre-clinical and clinical product development programs utilize bone marrow-derived adult stem and progenitor cell mixtures being investigated for aiding in the growth of tissues such as bone, vascular tissue and cartilage, as well as blood and immune system cells. We currently operate our business in one reportable segment — research and product development, conducted both on our own behalf and in connection with various collaborative research and development agreements with others, involving the development of proprietary cell-based therapeutics.
      In the expanding fields of cell therapy and tissue regeneration, we are developing proprietary adult bone marrow cell-based products, some of which are now in the clinical stage, for the regenerative repair of damaged human tissues and other medical disorders. Our lead products contain Tissue Repair Cells (TRCs), which are a unique mixture of bone marrow-derived adult stem and progenitor cells, produced outside of the body or “ex vivo” from a small amount of bone marrow taken from the patient. In clinical trials involving over 180 patients, our TRCs have been demonstrated to be safe and reliable, and appeared to regenerate certain normal healthy human tissues.
      We have also developed our proprietary AastromReplicell® System, which is a patented, integrated system of instrumentation and single-use consumable kits for the commercial production of human cells. The AastromReplicell System was developed to provide a manufacturing platform for our proprietary cell products, such as our TRCs. The AastromReplicell System technology has also been applied to the production of dendritic cells and dendritic cell vaccines for third parties requiring automated cell production supporting GMP (Good Manufacturing Practice) compliance. Since this third-party development activity is minimal at present, active development and marketing activities targeting developers of dendritic cells and dendritic cell vaccines have been halted.
      Our commercial production pathway for our TRC cell products is in part enabled through the AastromReplicell System platform. This proprietary and automated clinical cell production system combines patented GMP-compliant automated cell production with patented “single-pass perfusion.” Single-pass perfusion is our technology for growing large quantities of highly robust human cells outside the body. These cells include adult stem and progenitor cell mixtures, which are the cells believed to be required for forming tissues such as bone, vascular, cartilage, blood, and immune system cells.
      Our primary business model is to establish a core infrastructure for the manufacturing and distribution of TRC cell products for use in multiple medical indications. Initially, we intend to pursue TRC cell products for the following therapeutic areas:

•	Local bone regeneration such as is needed in fractures, spinal fusion, and jaw bone reconstruction

•	Vascular (blood vessel) regeneration in limb ischemia resulting from diabetes and other diseases
      In the future, we may develop and/or support the development by third parties of products for other areas such as cartilage regeneration, cardiac tissue regeneration, and dendritic cell based vaccines.

      We do not have the sales or marketing organization that would be needed to commercialize our therapeutic products. We intend to seek partnerships with other companies who have this capability, as well as to develop our own ability to either support these relationships and, if necessary, to complete some pilot level of sales and marketing activity ourselves.
      In the EU, our business development activities are aided through our small, wholly-owned subsidiaries located in Dublin, Ireland and Berlin, Germany.
Aastrom’s Proprietary Core Technologies
      Our active technology platform consists of two principal components: (i) bone marrow-derived adult stem and progenitor cell mixtures (“Tissue Repair Cells”) produced with our proprietary “single-pass perfusion” processes and culture devices, and (ii) the AastromReplicell System, a clinical cell production platform that is designed to standardize and enable an effective GMP-compliant manufacturing pathway for regulated therapeutic cell products. The AastromReplicell System consists of an instrumentation platform that controls the operation of single-use cell production kits that are specific to the desired cell product.

Tissue Repair Cells (“TRCs”)
      Aastrom has developed technology that enables the reliable and safe ex vivo production of an enriched mixture of bone marrow-derived early stage cells including stem cells, progenitor cells, and stromal cells. These proprietary cell mixtures are called TRCs, and are produced from a small amount of bone marrow, collected from the patient who will ultimately be treated with the TRC cell product.
      Our TRC products are being developed for tissue regeneration applications, to be used if there is a clinical need or benefit of a large volume of bone marrow stem cells that is either not available or would require an invasive collection with associated morbidity. Example indications include regeneration of bone, cartilage, peripheral vascular tissue, cardiac vascular and muscle tissue, and hematopoietic reconstitution.
      TRCs have multi-lineage potential, believed similar to native bone marrow cells. In FDA registered multi-center clinical trials, TRCs have been shown to produce a similar engraftment response in cancer patients (who required a bone marrow transplant) receiving either TRCs or a traditional large volume bone marrow transplant. In other clinical studies, TRCs have been shown to be able to induce new bone tissue after systemic infusion or direct surgical application. These clinical results obtained from over 180 patients using ex vivo-produced cells, are believed unique to TRCs.
      Bone marrow is a source of cells that are in an early stage of development and are capable of maturing into a tissue when provided the proper biological signals by the body. The TRC mixture essentially contains these same cells that may develop into mature human tissue in response to the body’s natural direction. If the direction is not given, the cells are believed to typically die or are stored in various tissue sites for later natural use.
      Bone marrow is one of the body’s natural sources of cells for tissue maintenance and repair. Certain human tissues are more actively involved in regeneration from bone marrow than are others. For example, the bone and the cells of the blood and immune system are believed to be regularly replaced through bone marrow stem cells. However, in certain disease or injury conditions, the body’s normal capability is often insufficient to deliver the needed number of bone marrow cells to aid in the repair or regeneration of the tissue. In these cases, collection of a large volume of bone marrow and administering it to the injury site, either alone, or in some cases with a carrier, may overcome the limitation and enable a tissue regeneration capability.
      The major limitation in using bone marrow-derived cells is obtaining the number of cells needed for the injured tissue regeneration response. In these situations, one or more liters of bone marrow might be required to obtain the necessary quantity of bone marrow cells. Bone marrow is limited in availability. A maximum of 800ml to 1000ml can typically be obtained, and only then in a full surgical procedure. Therefore, the use of bone marrow for tissue regeneration has been limited. TRCs are intended to overcome this limitation, by providing a high number of bone marrow cells sourced from a small aspirate of the patient’s own bone marrow.

      The mechanism of action for our TRC products is to provide normal bone marrow cells to a tissue site for the site to utilize the cells in a naturally directed process of tissue formation.

Aastrom’s Single-Pass Perfusion for Human Cell Growth
      We have developed proprietary processes and patented technologies for ex vivo production of therapeutic stem and progenitor cells as well as other key cells found in human bone marrow. This proprietary process is called “single-pass perfusion” and provides a cell culture environment that mimics the biology and physiology of natural bone marrow outside of the body. This process enables the production of stem, and early- and late-stage progenitor cells needed for an effective bone marrow stem cell therapy procedure. When the single-pass perfusion process is applied to other mature cell types, the resulting cell product appears to have enhanced biologic function as compared to cells produced through standard static culture processes. For example, in pre-clinical studies performed at Aastrom, T-cells produced using our proprietary processes appear to have a significantly higher replicative capability. Further, dendritic cells produced using this process appears to have an enhanced ability to present antigen to the immune system. We believe that these benefits may improve the overall clinical effectiveness of these procedures.
      TRCs are produced using our proprietary single-pass perfusion process in a controlled cell culture environment. The culture process uses a standard non-proprietary cell culture medium with various commercial supplements. As is typical of most human cell culture processes, the current TRC production process uses animal serum supplements (fetal bovine serum and horse serum) which are commercially obtained. We have also evaluated the addition of different growth factors supplements to determine if these agents can enhance the production of desired cell types. The single-pass perfusion process was demonstrated to enhance stem and progenitor cell replication without the addition of cytokines or growth factors, so it is not certain whether these agents are useful for TRC production for effective clinical use. The TRCs that were used in most of the past clinical trials were produced using certain growth factors. More recent trials are evaluating TRCs produced without the addition of exogenous growth factors. It is not yet known if there is a difference in the clinical activity of these different cell preparations. Any such differences may delay the clinical development process of TRCs.
      Other currently available cell culture methods tend to result in a loss of stem cells, either through death or through differentiation into mature cells. When compared with cells grown using standard cell culture techniques, our single-pass perfusion approach enables stem cells to replicate, and appears to improve the growth and biological function of other types of human cells as well. We have exclusive rights to several issued U.S. patents that cover these processes, cell compositions and therapeutic uses of these compositions.
      We have also developed a proprietary cell culture chamber to implement our process technology. The culture chamber can produce cells on a clinical-scale and allows for recovery of the cells for therapeutic use. Our pre-clinical and clinical data indicate that our cell culture chamber may be used for growing various types of human therapeutic cells, such as stem cells, T-cells and dendritic cells used for immunotherapies, chondrocytes for cartilage replacement, and mesenchymal cells for bone and cartilage replacement. We hold exclusive rights to issued U.S. and foreign patents, and additional patent applications submitted, for our cell culture processes and cell culture chamber device technologies.

The AastromReplicell System
      The AastromReplicell System is our proprietary clinical-scale cell production platform to enable the large scale ex vivo production of our therapeutic cells. We plan to limit our marketing efforts promoting the AastromReplicell System as a stand-alone product. Rather our focus is on utilizing the AastromReplicell System technology in cell manufacturing facilities to support our TRC development programs.
      The AastromReplicell System has been designed to implement our proprietary bone marrow cell growth process as well as processes for the production of certain other cell types. The AastromReplicell System is comprised of several components, including microprocessor-controlled instruments and single-use cell production kits for production of our TRC products, as well as dendritic cells for the production of vaccines. The single-use cell production kits include an AastromReplicell System Cell Cassette cartridge containing our proprietary cell culture chamber, supply and waste reservoirs, and harvest bag along with process specific software which provides the cell production processing parameters to the AastromReplicell System instruments. The microprocessor-controlled instruments include the AastromReplicell System Incubator which controls the culture conditions for the production of cells within the Cell Cassette, and the AastromReplicell System Processor which automates the procedure sequences such as the inoculation of cells into, and harvesting of the cells from, the Cell Cassette. The AastromReplicell System Manager provides our proprietary user interface software operated on a Windows-based personal computer that monitors the cell production process in multiple Incubators, records relevant process variables and operator actions, and automatically generates cell production batch records.
      The AastromReplicell System is designed to be operated with minimal operator activity by a qualified cell production or cell processing technician to implement clinical-scale cell production. The endpoint of the AastromReplicell System process is a bio-compatible bag containing the specific cell product. The control and documentation features of the AastromReplicell System have been designed to meet GMP requirements for the production of cells for clinical use. The System can be scaled-up to simultaneously produce multiple, independent cell batches.
      The typical industry approach to growing human cells has largely used manual research laboratory methods, requiring substantial time and technical expertise. The AastromReplicell System is designed to provide closed-system, automated cell production capabilities in compliance with regulatory requirements and international standards, with high process reliability and reduced requirements for specialized facilities and staffing.
      The AastromReplicell System is one configuration for our proprietary cell production technologies. We expect to develop new configurations for centralized manufacturing to enable process and cost efficiencies associated with large-scale manufacturing.
Product Development

Tissue Repair Cell Products
      Our current product development efforts are focused on the development of bone marrow-derived adult stem and progenitor cells — TRCs — for use in bone-related indications (bone grafting, spine fusion and jaw bone reconstruction) and for use in vascular system regeneration. Our TRCs have been introduced into human patients in previous trials for bone marrow transplantation. (See “Clinical Development.”). Clinical trials are underway to evaluate the ability of TRCs to produce bone formation in patients with long bone fractures and jaw bone reconstruction, and clinical protocols have been submitted to regulatory agencies for spine fusions and other orthopedic indications, and for treating limb ischemia resulting from peripheral arterial disease. We believe that additional clinical indications may be treatable with TRCs. Additional trials will be required to prove out these beliefs.
      Our research programs are currently developing and evaluating new variations of TRCs that are intended to improve the functionality for certain clinical indications, to improve shelf life, and to decrease the cost of manufacturing our TRC products. Programs are also exploring the capability of TRCs to generate different types of human tissues. These production process changes may alter the functionality of our TRCs, and would require various levels of experimental and clinical testing and evaluation. Any such testing or clinical study may lengthen the time before TRC products would be commercially available. One of the new TRC variations involves a production process that does not use exogenous growth factors or cytokines.
      Research and development expenses for the fiscal years ended June 30, 2003, 2004 and 2005 were $5,647,000, $6,289,000 and $7,206,000, respectively.
Clinical Development
      Currently, our clinical trial direction is focused on the utilization of our TRCs in the areas of bone regeneration and vascular regeneration in limb ischemia resulting from diabetes and other diseases. Both of these therapeutic areas are believed to have substantial market opportunities.

Current Activities
      The pre-clinical and clinical data for our TRCs have shown a substantial increase in the stem or progenitor cells that can develop into either hematopoietic or mesenchymal types of tissues as well as certain key populations of stromal progenitor cells. Stromal (or mesenchymal) cells are integral for bone marrow to generate non-hematopoietic tissues such as bone and cartilage. We demonstrated in the laboratory, and in mice, that our TRC products are capable of forming bone cell lineages. Based on these and other pre-clinical and clinical observations, we initiated clinical trials in the U.S. and European Union (EU) for bone regeneration in patients with severe long bone fractures.
      The U.S. Phase I/ II clinical trial for the treatment of severe long bone non-union fractures is being actively conducted under an FDA-approved Investigational New Drug (IND) application, at multiple centers with enrollment of up to 20 patients. Enrollment is open for this trial at the following sites: Lutheran General Hospital, Park Ridge, IL, the University of Michigan Health System, Ann Arbor, MI, William Beaumont Hospital, Royal Oak, MI, Lutheran Medical Center, Brooklyn, NY and the University of Nebraska Medical Center, Omaha, NE. We expect to accrue and treat these 20 patients by the end of calendar year 2005. It is probable that we will seek to expand this trial to gain further experience and information using TRCs in bone grafting.
      The studies in the EU were initiated at centers in Spain and Germany, under Ethical Committee approvals. These Phase I/ II or “proof of concept” type clinical trials for the use of TRCs in bone grafting of long bone non-union fractures are under protocols specific to their individual sites, and these protocols have differences compared to the U.S. clinical trial protocol. The differences generally relate to the type of carrier matrix, or material, that our TRCs are mixed with prior to the application at the bone repair site. There are also differences in the type of clinical injury being treated among the U.S., Spain and Germany trial sites.
      Results from the feasibility clinical trial in Spain have been disclosed. The report stated that all of the patients treated with our TRCs exhibited clinical and functional healing, with 5 of 6 treatments showing bone regeneration at the fracture site as determined by radiographic imaging by 6 months. The trial, conducted at Hospital General de l’Hospitalet, Centro Médico Teknon and Hospital de Barcelona-SCIAS, accrued 5 patients, with one patient receiving treatment for two separate fractures, for a total of 6 different treatments. All patients had severe non-union fractures of a long bone (3 tibia, 2 humeri, 1 clavicle), which had failed to heal in previous standard of care treatments. The patients all underwent open surgery to apply a metal plate internal fixation (replacing previous failed fixation) and our TRCs, to aid in the local bone regeneration. The TRCs were mixed with synthetic commercial matrix and an autologous fibrin, and applied directly at the fracture site. There are ongoing post-surgical evaluations of all patients using standard clinical and radiographic evaluations of the healing fracture site. When these results were disclosed, two of the patients had been evaluated for more than one year after surgery, and a third patient had been monitored for more than 8 months. No complications or treatment-associated adverse effects have been observed. We have applied to the Spanish Drug Agency (AEMPS) to commence another non-union fracture bone graft trial in Spain, approval for which is pending. Two patients at the German site, who had been previously treated for leg lengthening (osteogenic distraction) that did not form bone, also did not exhibit new bone formation after the experimental TRC therapy. The expanded clinical phases will also evaluate the TRCs produced without the use of exogenous growth factors or cytokines.
      With the safety and bone regeneration results obtained from the fracture trials, we initiated a jaw (maxilla) bone regeneration clinical trial for patients in need of a sinus lift procedure for dental implants at the site in Spain. This trial has been initiated and has enrolled the targeted 5 patients for the evaluation of bone regeneration resulting from TRCs compared with a standard bone grafting procedure. Each patient was treated with both procedures, in different locations of the maxilla. Initial results from this trial are expected by the end of calendar year 2005.
      We also have entered into a clinical trial agreement with the Heart & Diabetes Center located in Bad Oeynhausen, Germany to complete a pilot trial to evaluate the safety and potential beneficial effect of TRCs on the vasculature of diabetic patients with limb ischemia. An approved Investigational Medicinal Product

Dossier (IMPD) and the cell manufacturing permits now required in Germany have been obtained by the clinical site, and the trial will begin by the end of calendar year 2005.
      We are developing clinical protocols to evaluate TRCs in the fusion of the spine vertebrae through new bone growth, for separate trials in the U.S. and the EU. The IND application for the U.S. study has been submitted, and we are preparing a submission to the authorities in Spain.
      The preliminary results of our pre-pivotal trials may not be indicative of results that will be obtained from subsequent patients in the trials or from more extensive trials. Further, our pre-pivotal or pivotal trials may not be successful, and we may not be able to obtain the required Biologic License Application (BLA) registration or required foreign regulatory approvals (Marketing Authorization) for our TRCs in a timely fashion, or at all. See “Business Risks.”
      In certain non-U.S. regions, autologous cell products such as TRCs may be marketed without further registration permits. We are exploring these types of markets through commercial collaboration agreements to gain additional clinical information with the potential of limited early revenues. We have completed one limited commercial evaluation agreement under this type of arrangement. Growth of this market would also require the establishment of additional cell manufacturing capacity.
Strategic Relationships
      In June 2003, we announced a strategic alliance with the Musculoskeletal Transplant Foundation (MTF) to jointly develop and commercialize innovative treatments for the regeneration of tissues such as bone and cartilage. The collaboration aligns us with the leading provider of allograft, or donor-derived tissue materials (matrices) with a focus on forming a coordinated business and clinical approach for new products and treatments needed in orthopedic medicine. Under the terms of the alliance, Aastrom and MTF will coordinate and fund the development of products that are based on combinations of MTF’s allograft matrices and our TRCs. The companies will both contribute in certain development and clinical trial expenses of these treatment approaches and products, and intend to adopt a coordinated promotion and marketing strategy for these product combinations.
Manufacturing

Cell Manufacturing
      Aastrom’s TRC cell products will be regulated in the U.S., EU and other markets as biologics/pharmaceuticals. With this classification, commercial manufacturing of TRCs will need to occur in licensed facilities under Good Tissue Practice (GTP) in the U.S., and Good Manufacturing Practice (GMP) outside the U.S., guidelines for biologics (cellular products) or drugs.
      In February 2005, we entered into a consulting agreement with the Fraunhofer Institute in Stuttgart, Germany to establish a licensed pilot manufacturing facility for the production of TRC cell products. The license when issued, if at all, will be held by Aastrom, and the Fraunhofer facility and staff will be contracted for the manufacture of TRC products for clinical trials and initial commercial activity under the license. This facility will not have large-scale manufacturing capabilities.
      In the U.S., we have established and operate a pilot cell manufacturing facility in our Ann Arbor location, to support the current U.S. clinical trials. We intend to establish and operate our own larger commercial-scale cell manufacturing facilities for the EU and U.S. markets in the future to accommodate potential market growth.

AastromReplicell System Components
      We have established relationships with manufacturers that are FDA registered as suppliers of medical products to manufacture various components of the AastromReplicell System.
      In March 2003, we signed a three-year master supply agreement with Astro Instrumentation, L.L.C., to manufacture our final assemblies, component parts, subassemblies and associated spare parts, used in the instrumentation platform of our AastromReplicell System. We retain all proprietary rights to our intellectual property that is utilized by Astro pursuant to this agreement.
      In March 1996, we entered into a License and Supply Agreement with Immunex Corporation, now a wholly owned subsidiary of Amgen Corporation, for an initial five-year term to purchase and resell certain cytokines and ancillary materials for use in conjunction with the AastromReplicell System. Subsequently, this license agreement was extended through March 2003. We are currently negotiating a new agreement with Amgen. In the event that Amgen elects to cease to supply to us cytokines and ancillary materials or is prevented from supplying such materials to us, there is no assurance that we could successfully manufacture the compounds ourselves or identify others that could manufacture these compounds to acceptable quality standards and costs, if at all. However, we are currently conducting pre-clinical and clinical research to evaluate the elimination of these components.
      In February 2004, we entered into a five-year agreement continuing Moll Industries as our supplier of Cell Cassettes. Under this agreement, Moll will perform manufacturing and assembly of our Cell Cassette, the main single-use component of the AastromReplicell System. We retain all proprietary rights to our intellectual property that is utilized by Moll pursuant to this agreement.
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
Patents and Proprietary Rights
      Our success depends in part on our ability, and the ability of our licensors, to obtain patent protection for our products and processes. We have exclusive rights to over 25 issued U.S. patents, and non-exclusive rights to one other issued U.S. patent. These patents present various claims related to the following, as well as other, areas: (i) certain methods for enabling ex vivo stem cell division (for cells derived from bone marrow, peripheral blood, umbilical cord blood, or the spleen) or improving the ex vivo production of progenitor cells, and the therapeutic use of these cells where normal bone marrow has a therapeutic effect; (ii) certain apparatus for cell culturing, including a bioreactor suitable for culturing human stem cells or human hematopoietic cells; (iii) certain methods of infecting or transfecting target cells with vectors; and (iv) a cell composition containing human stem cells or progenitor cells, or genetically modified stem cells, when such cells are produced in an ex vivo medium exchange culture and have been originally derived from bone marrow, peripheral blood, umbilical cord blood, or the spleen. Certain patent equivalents to the U.S. patents have also been issued in other jurisdictions including Australia and Canada and under the European Patent Convention. Certain of these foreign patents are due to expire beginning in 2008. In addition, we and our exclusive licensors have filed applications for patents in the U.S. and equivalent applications in certain other countries claiming other aspects of our products and processes, including a number of U.S. patent applications and corresponding applications in other countries related to various components of the AastromReplicell System.
      The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications by us, or our licensors, will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the patents that have been or may be issued to us or our licensors will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our products or design around any patents that have been or may be issued to us or our licensors. Since patent applications in the U.S. are maintained in secrecy until shortly before a patent’s issuance, we also cannot be certain that others did not first file applications for inventions covered by our and our licensors’ pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others on such applications.

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
      We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. It is our policy to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of Aastrom. There can be no assurance, however, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.
      Our success will also depend in part on our ability to develop commercially viable products without infringing the proprietary rights of others. We have not conducted freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to market our products or maintain our competitive position with respect to our products. If our technology components, devices, designs, products, processes or other subject matter are claimed under other existing U.S. or foreign patents, or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our products. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing our proposed products or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which could have a material adverse affect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development and sale of our products and processes.
      Certain of our and our licensors’, research has been or is being funded in part by the Department of Commerce and by a Small Business Innovation Research Grant obtained from the Department of Health and Human Services. As a result of such funding, the U.S. Government has certain rights in the technology developed with the funding. These rights include a non-exclusive, paid-up, worldwide license under such inventions for any governmental purpose. In addition, the government has the right to require us to grant an exclusive license under any of such inventions to a third party if the government determines that: (i) adequate steps have not been taken to commercialize such inventions, (ii) such action is necessary to meet public health or safety needs, or (iii) such action is necessary to meet requirements for public use under federal regulations. Additionally, under the federal Bayh Dole Act, a party which acquires an exclusive license for an invention that was partially funded by a federal research grant is subject to the following government rights: (i) products using the invention which are sold in the U.S. are to be manufactured substantially in the U.S., unless a waiver is obtained; (ii) the government may force the granting of a license to a third party who will make and sell the needed product if the licensee does not pursue reasonable commercialization of a needed product using the invention; and (iii) the U.S. Government may use the invention for its own needs.

Research and License Agreements
      In March 1992, we entered into a License Agreement with the University of Michigan, as contemplated by a Research Agreement executed in August 1989 relating to the ex vivo production of human cells. Pursuant to this License Agreement, as amended: (i) we acquired exclusive worldwide license rights to the patents and know-how for the production of blood cells and bone marrow cells as described in the University of Michigan’s research project or which resulted from certain further research conducted through December 1994; and (ii) we are obligated to pay to the University of Michigan a royalty equal to 2% of the net sales of products which are covered by the University of Michigan’s patents. Unless it is terminated earlier at our option or due to a material breach by us, the License Agreement will continue in effect until the latest expiration date of the patents to which the License Agreement applies.
      In December 2002, we entered into an agreement with Corning Incorporated that granted them an exclusive sublicense relating to our cell transfection technology for increased efficiency in loading genetic material into cells. We own the intellectual property rights to methods, compositions and devices that increase the frequency and efficiency of depositing particles into cells to modify their genetic code. Under terms of the agreement, Corning’s Life Sciences business will utilize our unique technology to enhance the development of their molecular and cell culture applications in areas that are not competitive to our core business interest. We retain exclusive rights to the applications of the technologies involving cells for therapeutic applications, and received an upfront payment in addition to future royalties we may receive from Corning. Corning is currently in the development stage for products subject to this license.
Government Regulation
      Our research and development activities and the manufacturing and marketing of our products are subject to the laws and regulations of governmental authorities in the U.S. and other countries in which our products will be marketed. Specifically, in the U.S., the FDA, among other activities, regulates new product approvals to establish safety and efficacy of these products. Governments in other countries have similar requirements for testing and marketing. In the U.S., in addition to meeting FDA regulations, we are also subject to other federal laws, such as the Occupational Safety and Health Act and the Environmental Protection Act, as well as certain state laws.

Regulatory Process in the United States
      Our products are subject to regulation as biological products under the Public Health Service Act and the Food, Drug and Cosmetic Act. Different regulatory requirements may apply to our products depending on how they are categorized by the FDA under these laws. The FDA has indicated that it intends to regulate the cells produced in the AastromReplicell System as a licensed biologic through the Center for Biologics Evaluation and Research. However, there can be no assurance that the FDA will ultimately regulate Aastrom’s products in this manner.
      As current regulations exist, the FDA will require regulatory approval for certain human cellular- or tissue-based products, including cells produced in the AastromReplicell System, through a BLA.
      The FDA has published the GTP regulations which require registration of facilities that manufacture or process cellular products and specific manufacturing practices to assure consistent finished cellular products. We believe that the automated and fixed process using single-use sterile disposables to produce our cell products will assist in meeting these requirements.
      Approval of new biological products is a lengthy procedure leading from development of a new product through pre-clinical and clinical testing. This process takes a number of years and the expenditure of significant resources. There can be no assurance that Aastrom’s product candidates will ultimately receive regulatory approval.
      Regardless of how our product candidates are regulated, the Federal Food, Drug, and Cosmetic Act and other Federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, use, product reporting, advertising and promotion of such products. Noncompliance with applicable requirements can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve or clear product approval applications or to allow us to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

Product Approval in the United States
      In order to obtain FDA approval of a new medical product, sponsors must submit proof of safety and efficacy. In some cases, such proof entails extensive pre-clinical and clinical tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There can be no assurance that the FDA will act favorably or in a timely manner in reviewing submitted applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals, in turn, which could delay or preclude us from marketing any products we may develop. The FDA may also require post-marketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with applicable regulations are not maintained or if problems occur following commercialization. For patented technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit such technologies.
      If human clinical trials of a proposed medical product are required, the manufacturer or distributor of a drug or biologic will have to file an Investigational New Drug (IND) submission with the FDA prior to commencing human clinical trials. The submission must be supported by data, typically including the results of pre-clinical and laboratory testing. Following submission of the IND, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If we are not notified of objections within that period, clinical trials may be initiated, and human clinical trials may commence at a specified number of investigational sites with the number of patients approved by the FDA. We have submitted several Investigational Device Exemptions (IDEs) and INDs for the AastromReplicell System and TRC cell products produced in the System, and have conducted clinical studies under these IDEs and INDs.
      The cells produced in the AastromReplicell System will be regulated by the FDA as a licensed biologic, although there can be no assurance that the FDA will not choose to regulate this product in a different manner in the future. The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated, and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a BLA for marketing authorization. For products which may be regulated as biologics, the FDA requires: (i) pre-clinical laboratory and animal testing; (ii) submission to the FDA of an IND application which must be approved prior to the initiation of human clinical studies; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; (iv) submission to the FDA of a BLA; and (v) review and approval of the BLA as well as inspections of the manufacturing facility by the FDA prior to commercial marketing of the product.
      Pre-clinical testing covers laboratory evaluation of product chemistry and formulation as well as any animal studies to assess the safety and efficacy of the product. The results of these tests are submitted to the FDA as part of the IND. Following the submission of an IND, and as stated above, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If we are not notified of objections within that 30-day period, clinical trials may be initiated. Clinical trials are typically conducted in one to three sequential phases. Phase I represents the initial administration of the drug or biologic to a small group of humans, either healthy volunteers or patients, to test for safety and other relevant factors. Phase II involves studies in a small number of patients to assess the efficacy of the product, and where appropriate to ascertain dose tolerance and the optimal dose range and to gather additional data relating to safety and potential adverse affects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, multi-center Phase III studies are initiated to establish safety and efficacy in an expanded patient population and multiple clinical study sites. The FDA reviews both the clinical plans and the results of the trials and may request us to discontinue the trials at any time if there are significant safety issues.

      The results of the pre-clinical tests and clinical trials are submitted to the FDA in the form of a BLA for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. Additional animal studies or clinical trials may be requested during the FDA review period that may delay marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The FDA requires that adverse affects be reported to the FDA and may also require post-marketing testing to monitor for adverse events, which can involve significant expense.
      Under current requirements, facilities manufacturing biological products must be licensed. To accomplish this, a BLA must be filed with the FDA. In addition to the pre-clinical and clinical studies, the BLA includes a description of the facilities, equipment and personnel involved in the manufacturing process. An establishment license is granted on the basis of inspections of the applicant’s facilities in which the primary focus is on compliance with GMPs/ GTPs and the ability to consistently manufacture the product in the facility in accordance with the BLA. If the FDA finds the inspection unsatisfactory, it may decline to approve the BLA, resulting in a delay in production of products.
      As part of the approval process for human biological products, each manufacturing facility must be registered and inspected by the FDA prior to marketing approval. In addition, state agency inspections and approvals may also be required for a biological product to be shipped out of state.

Regulatory Process in Europe
      The new EU Directives (laws) have become effective, and have influenced the requirements for manufacturing cell products and the conduct of clinical trials. These changes have delayed or in some cases temporarily halted clinical trials in the EU. The recent changes to the European Union Medicinal Products Prime Directive shifted patient-derived cells to the medicinal products category. These new laws have also caused delays to our current planned clinical trials in the EU.

Clinical Trials in the European Union
      In order to obtain approval of a new medicinal product in the EU, sponsors must submit proof of safety and efficacy to the European Medicines Agency (EMEA). In some cases, such proof entails extensive pre-clinical and clinical tests. The required testing and preparation for necessary applications and processing of those applications by the EMEA is expensive and may take several years to complete. There can be no assurance that the EMEA will act favorably or in a timely manner in reviewing submitted applications, and we may encounter significant difficulties or costs in our efforts to obtain EMEA approvals. In turn, this could delay or preclude us from marketing any products we may develop. The EMEA may also require post-marketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with applicable regulations are not maintained or if problems occur following commercialization.
      If human clinical trials of a proposed medicinal product are required, the manufacturer or sponsor will have to file an Investigational Medicinal Product Dossier (IMPD) submission with the Competent Authority of each EU Member State (MS) in which it intends to conduct human clinical trials. The submission must be supported by data, typically including the results of pre-clinical and laboratory testing. Following submission of the IMPD, the MS Competent Authority has 90 days to review the application and raise safety and other clinical trial issues. The EU Clinical Directive allows the Competent Authority to extend this review period if it deems it necessary for the safety of the patient or it needs additional time to conduct a thorough review. The Bad Oeynhausen site that will conduct the vascular study has received approval for its IMPD. We have submitted an IMPD to the Spanish Drug Agency to commence another non-union fracture bone graft trial, approval for which is pending.
      To conduct a clinical trial in the EU, the study product must be manufactured in a GMP licensed facility. Currently, the Bad Oeynhausen site that will conduct the vascular clinical study has received its GMP license to manufacture TRCs using the AastromReplicell System. The clinical site in Spain has been granted a waiver to the GMP license requirements.

Product Approval in the European Union
      Under the current EU drug directive, our TRC cell products will be regulated as a medicinal product. For products which are regulated as a medicinal product, the EU Directive requires: (i) pre-clinical laboratory and animal testing; (ii) submission of an IMPD to one or more MS Competent Authority, where the clinical trial will be conducted, which must be approved prior to the initiation of human clinical studies; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; (iv) submission to EMEA for a Marketing Authorization (MA); and, (v) review and approval of the MA. Although an MS is currently allowed to independently approve medicinal products, the trend for cellular products is to allow the EMEA to provide a “centralized” review of the submission.
      The EMEA is currently reviewing changes to the regulatory requirements for somatic cellular products and other Advanced Technology Products which could have significant effects on the requirements for our MA submissions. We do not know if or when these changes will occur, if at all, or what effect they may have on cellular products that may have previously been approved, or submissions that are under review, when the regulation is approved and becomes effective.
      Some MSs currently do not require an MA for commercialization of autologous somatic cellular products (e.g., TRCs). Germany is one such MS which does not require an MA to distribute autologous cellular products. The status in Germany is likely to change when the Government issues a revision to its Drug Laws. When the new revised law becomes effective, provided that we have introduced a product into the German market, we will likely be “grandfathered” for some period of time before we would need to apply for a centralized MA.
      The AastromReplicell System instruments and disposables are currently being regulated in Europe as a Class I Sterile, Class IIb or Class III medical device, under the authority of the Medical Device Directive (MDD) implemented by each EU MS. To distribute medical devices in the EU, the product must have been issued a CE Certificate.
      The MDD vests the authority to permit affixing of the CE Mark with various Notified Bodies. These are private and state organizations which operate under license from the Competent Authority of the MSs within the EU to certify that appropriate quality assurance standards and compliance procedures are followed by developers and manufacturers of medical device products or, alternatively, that a manufactured medical product meets a more limited set of requirements. Notified Bodies are also given the responsibility for determination of the appropriate standards to apply to a medical device. Receipt of permission to affix the CE Mark enables a company to sell a medical device in all EU MSs. Other registration requirements may also need to be satisfied in certain countries.
      We have received permission from our Notified Body (The British Standards Institute) to affix the CE Mark to the AastromReplicell System instrumentation and components. There can be no assurance that the AastromReplicell System will continue to be regulated under its current status. Any status change could affect our ability to produce our TRC products and adversely affect our business, financial condition and results of operations.
Competitive Environment
      The biotechnology and medical device industries are characterized by rapidly evolving technology and intense competition. Our competitors include major multinational medical device companies, pharmaceutical companies, specialty biotechnology companies and chemical and medical products companies operating in the fields of tissue engineering, tissue regeneration, orthopedics, and in a small number of instances, cell-based therapies. Many of these companies are well-established and possess technical, research and development, financial, and sales and marketing resources significantly greater than ours. In addition, many smaller biotech and specialty medical products companies have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies potential research and development and commercialization advantages in product areas currently being pursued by us. Academic institutions, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those being commercialized by us. Moreover, many of these competitors may be able to obtain patent protection, obtain FDA and other regulatory approvals and begin commercial sales of their products before us.
      Our potential commercial products address a broad range of existing and emerging markets, in which cell-based therapy is a new and as of yet, unproven, commercial strategy. In a large part, we face primary competition from existing medical devices and drug products. Some of our competitors in orthopedic device and tissue engineered orthopedic applications have longer operating histories and substantially greater resources. These include Biomet, J&J/ DePuy, Medtronic, Smith & Nephew, Stryker, Synthes, Wright Medical and Zimmer. A number of other competitors are active in orthopedics with a variety of tissue-derived and tissue substitution products. These competitors include both large companies with significantly greater resources and small companies, such as Allosource, Anika Therapeutics, ApaTech, Berkley Advanced Biomaterials, Biocompostes, Cerabio, CONMED, Cortek, CryoLife, Etex, Exactech, Geistlich, IsoTis Orthobiologics, Kensey Nash, Lifecell Corporation, LifeCore Biomedical, Millenium Biologix, NovaBone, NuVasive, Orthovita, OsteoBiologics, Osteotech, Regeneration Technologies, Spine Concepts and U.S. Biomaterials.
      In the general area of cell-based therapies, including orthopedics and other tissue regeneration applications, we potentially compete with a variety of companies, most of whom are specialty medical products or biotechnology companies. Some of these, such as Genzyme, J&J/ Cordis and Fidia SA are well-established and have substantial technical and financial resources compared to ours. However, as cell-based products are only just emerging as viable medical therapies, many of our most direct competitors are smaller biotechnology and specialty medical products companies. These include Biosyntech, Cells4Health, Co.don, Cytori Therapeutics, Isolagen, Isto Technologies, Orthologic Corp. and Osiris Therapeutics, Inc.
      Domestic product sales and rentals for the fiscal years ended June 30, 2003, 2004 and 2005 were $0, $10,000 and $194,000, respectively. Foreign product sales and rentals for the fiscal years ended June 30, 2003, 2004 and 2005 were $314,000, $39,000 and $193,000, respectively.
General
      We cannot project when we will generate positive cash flows from our consolidated operations. In the next several years, we expect that our revenue sources will consist of modest sales of cell therapy kits at irregular intervals to academic research centers, commercial evaluations, grant revenue, research funding, licensing fees from potential future corporate collaborators and interest income. To date, we have financed our operations primarily through public and private sales of our equity securities. As a development-stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. Achieving this objective will require significant additional funding. Our ability to achieve profitability on a sustained basis, if at all, or to obtain the required funding to achieve our operating objectives, or complete additional corporate partnering transactions is subject to a number of risks and uncertainties. Please see the section entitled “Business Risks”.
Employees
      As of August 31, 2005, we employed approximately 49 individuals on a full time equivalent basis. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Executive Officers of Aastrom
      Our executive officers, and their respective ages as of August 31, 2005, are as follows:

Name	Age	Position

R. Douglas Armstrong, Ph.D.	52	Chief Executive Officer and Chairman of the Board of Directors
Robert J. Bard, J.D., R.A.C.	54	Vice President Regulatory Affairs and Quality Systems
Gerald D. Brennan, Jr., J.D.	54	Vice President Administrative and Financial Operations and Chief Financial Officer
James A. Cour	49	President and Chief Operating Officer
Brian S. Hampson	48	Vice President Product Development
Janet M. Hock, B.D.S., Ph.D.	61	Vice President Global Research and Chief Scientific Officer
      R. Douglas Armstrong, Ph.D. joined Aastrom in June 1991 as its President and Chief Executive Officer, and as a Director. In 1999, Dr. Armstrong was elected Chairman of Aastrom’s Board of Directors. In July 2004, the duties and responsibilities of President were transferred to the Company’s new Chief Operating Officer, allowing Dr. Armstrong, as CEO, to increase focus on strategic activities and issues, investor relations, the Board of Directors, and Aastrom’s European operations. From 1987 to 1991, Dr. Armstrong served as Executive Vice President and Trustee at the La Jolla Cancer Research Foundation (LJCRF), now named the Burnham Institute, a scientific research institute located in San Diego, CA. Prior to joining the Burnham Institute, Dr. Armstrong held various faculty and staff positions at the Yale University School of Medicine, University of California, San Francisco, LJCRF and the University of Michigan. Dr. Armstrong received a Bachelor’s of Arts degree in Chemistry from the University of Richmond in Richmond, VA, and completed his Doctorate in Pharmacology and Toxicology from the Medical College of Virginia. Additionally, Dr. Armstrong was a participant in the formation of Telios Pharmaceuticals, Inc., has served on the boards of both biotechnology and venture capital organizations.
      Robert J. Bard, J.D., R.A.C. joined Aastrom in October 2002 as its Vice President Regulatory Affairs & Quality Systems, with over 31 years of extensive domestic and international regulatory experience in the biotechnology sector. Prior to joining Aastrom, Mr. Bard served in several senior management capacities for a number of other companies in the medical industry, including: Gliatech, Inc., McKinley Medical, LLLP, I-Flow Corp., IVAC Corp. and Ultra Medical Devices, Inc., where he was responsible for regulatory compliance, quality assurance and manufacturing operations for biotech pharmaceuticals and medical devices. Mr. Bard earned a law degree from the American College of Law, and has a B.S. in Microbiology, with a minor in Biological Chemistry, from the University of California-Los Angeles. In addition, he has studied Pharmaceutical Sciences at Idaho State University and Mechanical Engineering at California State University-Long Beach. Mr. Bard is a member of the California Bar. He completed his ISO 9001 Lead Assessor Training in 1995, is a certified member of the Regulatory Affairs Professional Society, and is an ASQ-certified Quality Engineer. Mr. Bard is also the author of numerous professional and scientific papers and articles.
      Gerald D. Brennan, Jr., J.D. joined Aastrom in July 2005 as its Vice President Administrative & Financial Operations and Chief Financial Officer. He comes to the Company from Great Lakes Chemical Corporation, where he served as Director New Ventures, and previously served as Chief Financial Officer of Great Lakes Fine Chemical Division and Monsanto Pharma Tech. Prior to that time, Mr. Brennan was Chief Financial Officer and Chief Operating Officer of Capcom Coin-Op, Inc., and he served in various management positions at Tupperware including Vice President of Distributor Operations and Administration for Tupperware North America, President of Tupperware Canada and General Counsel of Tupperware Worldwide. He has also served as Tax Counsel at Premark and as a Tax Manager at Coopers & Lybrand. Mr. Brennan holds a BSBA in Accounting and Business Economics, from Marquette University, and a JD from the University of Illinois. Mr. Brennan is a member of the Illinois Bar, and is a Certified Public Accountant in the State of Illinois.

      James A. Cour joined Aastrom in July 2004 as its President and Chief Operating Officer. Prior to joining Aastrom Mr. Cour held executive level management positions with several companies, including Baxter International, Windsor VanGelder Limited and Cytomedix. Mr. Cour brings to Aastrom over twenty years of business experience in operations and business development to strategic planning and international business. His broad range of experiences includes the management of major multinational healthcare operations, as well as a biotech/medical device company. Mr. Cour is experienced in the areas of medical products, biologic pharmaceuticals, business development, strategic alliances, analysis of new technologies and licensing. Mr. Cour received a Bachelor of Business Administration, with honors, from the University of Notre Dame, and an MBA from the University of Chicago, with concentrations in Marketing and International Business, with a specialization in Finance. He was also licensed as a Certified Public Accountant.
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
      Janet M. Hock, B.D.S., Ph.D., joined Aastrom in September 2004 as its Vice President Global Research, and also became Chief Scientific Officer in May 2005. She was previously on the faculty of Indiana University Schools of Medicine and Dentistry (IU), where she was Professor, Department of Anatomy and Cell Biology, School of Medicine, and Professor, Department of Periodontics, School of Dentistry. Dr. Hock was also program director and founder of the Indiana University Cancer Center Bone Cancers Research program, and founder of Thetis Consulting LLC, a scientific advisory firm focused on the treatment of skeletal diseases and bone cancer. Prior to her tenure at IU, she was employed by Eli Lilly and Company (Lilly) to lead the discovery and development of anabolic drugs for the treatment of osteoporosis. She served in various senior technology development positions including: Senior Research Advisor for Product Development, Head of the Bone Formation Group, Director of the Skeletal Diseases Research Group, and Product Team Research Advisor/ Chief Scientific Officer. Dr. Hock’s responsibilities included product development, preclinical pharmacology, drug discovery and development, regulatory, patent strategy, and formation of research alliances. During her leadership at Lilly, Dr. Hock contributed to the successful clinical development of two important new drug treatments for osteoporosis: Evista® and Forteo®. Dr. Hock holds a B.D.S. Degree in Dental Surgery (D.D.S. equivalent) from the University of London, Guy’s Hospital Dental School, UK, an L.D.S., R.C.S. Licentiate in Dental Surgery, Royal College of Surgeons, UK, and a Ph.D. from the University of London, UK, for thesis work done at the University of Iowa and California Institute of Technology. In addition, Dr. Hock holds an M.S. for Oral Diagnosis and a Clinical Certificate in Periodontology from the University of Iowa. In addition to her academic and industry roles, since 1977, Dr. Hock has served the National Institutes of Health, the U.S. Department of Veterans’ Affairs, the U.S. Department of Defense and the U.S.D.A. in a variety of capacities, including peer grant reviewer and committee chair. She serves on the Scientific Advisory Board for the Indiana University/ Purdue University at Indianapolis (IUPUI) Center for Regenerative Medicine and Biology, and the University of Michigan Center for Oral Health Research. Dr. Hock also serves on the editorial boards for several research journals.
Available Information
      Additional information about Aastrom is contained at our website, www.aastrom.com. Information on our website is not incorporated by reference into this report.

Item 2.	Properties
      We lease approximately 23,700 square feet of office and research and development space in Ann Arbor, Michigan under a lease agreement. We are currently negotiating an extension to our current lease. We believe that our facilities are adequate for our current needs. Additional facilities may be required to support expansion for research and development abilities or to assume manufacturing operations that are currently fulfilled through contract manufacturing relationships. We also lease office space in Berlin, Germany for our German subsidiary, Aastrom Biosciences GmbH.

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
      Beginning on February 4, 1997 our common stock was quoted on the Nasdaq National Market under the symbol “ASTM”. Since June 11, 2002, our common stock has been quoted on the Nasdaq SmallCap Market under the symbol “ASTM”. The following table sets forth the high and low closing prices per share of common stock as reported on the Nasdaq SmallCap Market:
Price Range of Common Stock

	High	Low

Year ended June 30, 2004:
1st Quarter	$1.83	$.79
2nd Quarter	1.66	1.25
3rd Quarter	1.76	1.27
4th Quarter	1.36	.80
Year ended June 30, 2005:
1st Quarter	.97	.63
2nd Quarter	1.66	.84
3rd Quarter	4.05	1.37
4th Quarter	3.13	1.90
      As of August 31, 2005, there were approximately 591 holders of record of the common stock. We have never paid any cash dividends on our common stock and we do not anticipate paying such cash dividends in the foreseeable future. We currently anticipate that we will retain all future earnings, if any, for use in the development of our business.
      The following table sets forth information as of June 30, 2005 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuances:

			Number of Securities
	Number of Securities to be	Weighted Average	Remaining Available for
	Issued upon Exercise of	Exercise Price of	Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders (employees and directors)	4,085,953	$1.55	4,056,962
Equity compensation plans not approved by security holders (financings or services related)	495,868	$1.74	—

Balance, June 30, 2005	4,581,821	$1.57	4056,962	(1)

(1)	Includes shares issuable under the 2004 Omnibus Equity Incentive Plan.

Item 6.	Selected Financial Data
      The statement of operations data for the years ended June 30, 2003, 2004 and 2005 and for the period from March 24, 1989 (Inception) to June 30, 2005 and the balance sheet data at June 30, 2004 and 2005, are derived from, and are qualified by reference to, the audited consolidated financial statements included in this report on Form 10-K and should be read in conjunction with those financial statements and notes thereto. The statement of operations data for the years ended June 30, 2001 and 2002, and the balance sheet data at June 30, 2001, 2002 and 2003, are derived from audited consolidated financial statements not included herein. The data set forth below are qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended June 30,					March 24, 1989
						(Inception) to
	2001	2002	2003	2004	2005	June 30, 2005

Statement of Operations Data:
Revenues:
Product sales and rentals	$85,000	$80,000	$314,000	$49,000	$387,000	$1,118,000
Research and development agreements	—	—	10,000	75,000	—	2,105,000
Grants	814,000	797,000	520,000	1,178,000	522,000	8,048,000

Total revenues	899,000	877,000	844,000	1,302,000	909,000	11,271,000

Costs and expenses:
Cost of product sales and rentals(1)	13,000	202,000	893,000	280,000	148,000	2,793,000
Research and development	4,983,000	5,428,000	5,647,000	6,289,000	7,206,000	100,643,000
Selling, general and administrative	2,482,000	3,528,000	4,017,000	5,390,000	5,972,000	39,489,000

Total costs and expenses	7,478,000	9,158,000	10,557,000	11,959,000	13,326,000	142,925,000

Loss from operations	(6,579,000)	(8,281,000)	(9,713,000)	(10,657,000)	(12,417,000)	(131,654,000)
Other income (expense):
Other income	—	—	—	—	12,000	1,249,000
Interest income	653,000	342,000	134,000	169,000	594,000	5,965,000
Interest expense	—	—	—	—	—	(267,000)

Net loss	$(5,926,000)	$(7,939,000)	$(9,579,000)	$(10,488,000)	$(11,811,000)	$(124,707,000)

Net loss applicable to common shares	$(5,926,000)	$(7,939,000)	$(9,579,000)	$(10,488,000)	$(11,811,000)

Net loss per common share (basic and diluted)	$(.17)	$(.19)	$(.19)	$(.14)	$(.13)

Weighted average number of common shares outstanding (basic and diluted)	34,030,000	42,121,000	50,984,000	73,703,000	93,541,000

	June 30,

	2001	2002	2003	2004	2005

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$10,659,000	$9,605,000	$10,512,000	$16,926,000	$32,414,000
Working capital	10,715,000	10,597,000	11,273,000	17,274,000	32,275,000
Total assets	11,905,000	11,553,000	12,155,000	18,166,000	33,897,000
Deficit accumulated during the development stage	(85,858,000)	(93,797,000)	(103,376,000)	(113,864,000)	(125,675,000)
Total shareholders’ equity	10,894,000	10,803,000	11,575,000	17,608,000	33,028,000

(1)	Cost of product sales and rentals for the years ended June 30, 2002, June 30, 2003, June 30, 2004 and June 30, 2005 includes a charge of $202,000, $748,000, $253,000 and $9,000 for excess inventories, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a development stage company focused on the development of the ex vivo production and sale of proprietary human cell products for use in cell therapy and tissue regeneration. Our pre-clinical and clinical product development programs utilize bone marrow-derived adult stem and progenitor cell mixtures being investigated for aiding in the growth of tissues such as bone, vascular tissue and cartilage, as well as blood and immune system cells. We currently operate our business in one reportable segment — research and product development, conducted both on our own behalf and in connection with various collaborative research and development agreements with others, involving the development of proprietary cell-based therapeutics.
      In the expanding fields of cell therapy and tissue regeneration, we are developing proprietary adult bone marrow cell-based products, some of which are now in the clinical stage, for the regenerative repair of damaged human tissues and other medical disorders. Our lead products contain TRCs, which are a unique mixture of bone marrow-derived adult stem and progenitor cells, produced outside of the body or “ex vivo” from a small amount of bone marrow taken from the patient. In clinical trials involving over 180 patients, our TRCs have been demonstrated to be safe and reliable, and appeared to regenerate certain normal healthy human tissues.
      We have also developed our proprietary AastromReplicell System, which is a patented, integrated system of instrumentation and single-use consumable kits for the commercial production of human cells. The AastromReplicell System was developed to provide a manufacturing platform for our proprietary cell products, such as our TRCs. The AastromReplicell System technology has also been applied to the production of dendritic cells and dendritic cell vaccines for third parties requiring automated cell production supporting GMP (Good Manufacturing Practice) compliance. Since this third-party development activity is minimal at present, active development and marketing activities targeting developers of dendritic cells and dendritic cell vaccines have been halted.
      Our commercial production pathway for our TRC cell products is in part enabled through the AastromReplicell System platform. This proprietary and automated clinical cell production system combines patented GMP-compliant automated cell production with patented “single-pass perfusion.” Single-pass perfusion is our technology for growing large quantities of highly robust human cells outside the body. These cells include adult stem and progenitor cell mixtures, which are the cells believed to be required for forming tissues such as bone, vascular, cartilage, blood, and immune system cells.
      Our primary business model is to establish a core infrastructure for the manufacturing and distribution of TRC cell products for use in multiple medical indications. Initially, we intend to pursue TRC based cell products for the following therapeutic areas:

•	Local bone regeneration such as is needed in fractures, spinal fusion, and jaw bone reconstruction

•	Vascular (blood vessel) regeneration in limb ischemia resulting from diabetes and other diseases
      In the future, we may develop and/or support the development by third parties of products for other areas such as cartilage regeneration, cardiac tissue regeneration, and dendritic cell based vaccines.
      We do not have the sales or marketing organization that would be needed to commercialize our therapeutic products. We intend to seek partnerships with other companies who have this capability, as well as to develop our own ability to either support these relationships and, if necessary, to complete some pilot level of sales and marketing activity ourselves.
      In the EU, our business development activities are aided through our small, wholly-owned subsidiaries located in Dublin, Ireland and Berlin, Germany.
      Since our inception, we have been in the development stage and engaged in research and product development, conducted principally on our own behalf, but also in connection with various collaborative research and development agreements with others. Our initial business plan was to pursue the bone marrow transplantation markets. At approximately the same time (late fiscal year 1999) that we intended to commence our initial pilot-scale product launch in the EU of the AastromReplicell System with the SC-I kit, data was released at international meetings that resulted in the majority of the patients who would otherwise have been candidates for the SC-I product, to no longer require the use of the product. This loss of market for the SC-I caused us to reorganize our operations and suspend all external activities in October 1999, pending the receipt of additional financing and the completion of the reorganization process. We expanded the capabilities of the AastromReplicell System to include dendritic cell production and initiated pilot marketing activities for the CE Marked DC-I, DCV-I and the DCV-II products. However, only minimal and irregular revenue has been generated from these products, and as a result it is no longer a priority area for us. Therefore, we plan to limit our marketing efforts promoting the AastromReplicell System as a stand-alone product. Rather our focus is on utilizing the AastromReplicell System technology in cell manufacturing facilities to support our TRC development programs. At such time as we satisfy applicable regulatory approval requirements, we expect the sales of our TRC and our related cell-based products will constitute nearly all of our product sales revenues.
      We do not expect to generate positive cash flows from our consolidated operations for at least the next several years and then only if more significant TRC cell product sales commence. Until that time, we expect that our revenue sources will consist of only minor sales from our dendritic cell kits to academic and commercial research centers, grant revenue and research funding, and potential licensing fees, or other financial support from potential future corporate collaborators.
      To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue obtaining required capital in a similar manner. As a development-stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. This is not likely to occur until we obtain significant additional funding and complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through, June 30, 2005, we have accumulated losses of approximately $125 million. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.
Critical Accounting Policies
      There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements. Note 1 to our consolidated financial statements “Overview and Summary of Significant Accounting Policies” summarizes each of our significant accounting policies. The most significant accounting policies include those related to revenue recognition, accounts receivable and inventories.
      Revenue recognition — We generate revenue from grants and research agreements, collaborative agreements, product sales and rentals and licensing arrangements. Revenue from grants and research agreements is recognized on a cost reimbursement basis consistent with the performance requirements of the related agreements. Revenue from collaborative agreements is recognized when the scientific or clinical results stipulated in the agreement have been met and there are no other ongoing obligations on our part. We recognize revenue from product sales when title to the product transfers and there are no remaining obligations that will affect the customer’s final acceptance of the sale. If there are remaining obligations, including training and installation (which we believe to be significant), we do not recognize revenue until completion of these obligations. We recognize revenue from licensing fees under licensing agreements and rental revenue when there are no future performance obligations remaining with respect to such fees. Payments received before all obligations are fulfilled are classified as deferred revenue.
      Revenues include rental revenue of $37,000, $37,000, $0 and $93,000, from the years ended June 30, 2003, 2004, 2005 and for the period from Inception to June 30, 2005, respectively. This revenue was generated from AastromReplicell System rental agreements that have since expired or have been terminated. Based upon our current business strategy we do not expect to generate rental revenues in future periods.
      Accounts receivable — We make estimates evaluating collectibility of accounts receivable. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based on any specific customer collection issues we have identified. While such credit issues have not been significant, there can be no assurance that we will continue to experience the same level of credit losses in the future. As of June 30, 2005, our allowance for doubtful accounts was $16,000.
      Inventories — We value our inventories that consist primarily of the AastromReplicell System and our disposable cell production cassettes and base medium, at the lower of cost (specific identification using the first in, first out method) or market. We regularly review inventory quantities on hand and record a provision to write down excess inventories to their estimated net realizable value.

•	AastromReplicell System (ARS) Inventories — Based upon market conditions and our historical experience with the ARS product line, the carrying value of our aggregate ARS inventories is reduced if such inventories are held in excess of twelve months without sale because the probability-weighted selling price of the aggregate inventories declines after inventory has been on-hand for more than twelve months. We continue to reduce the aggregate carrying value of ARS inventories over the ensuing six months if the inventories are not sold. The carrying value of ARS inventories under evaluation at potential customer sites are not reduced so long as the estimated selling price (less selling costs) exceeds the carrying value of the inventories under evaluation. Pursuant to this accounting policy we recorded provisions to reduce the carrying value of the ARS inventories by $253,000 and $9,000 in fiscal years ending June 30, 2004 and 2005, respectively. Additionally, in fiscal year 2005, we recorded a charge of $90,000 to research and development expense for excess ARS inventories that were re-deployed for clinical use. As of June 30, 2005, the carrying value of our ARS inventories was reduced to zero. Based upon our current business strategy, we do not expect to generate revenues from the sale of ARS inventories in future periods.

•	Cell Cassette and Base Medium Inventories — We maintain cell cassette and base medium inventories for sale to existing customers and clinical sites. We evaluate the net realizable value of these inventories considering expected future sales quantities, prices and timing, and considering the limited shelf life of these inventories.
      The summary of significant accounting policies should be read in conjunction with our consolidated financial statements and related notes and this discussion of our results of operations.
Results of Operations
      Total revenues were $909,000 in 2005, $1,302,000 in 2004, and $844,000 in 2003. Product sales and rentals revenues increased to $387,000 in 2005 from $49,000 in 2004 and $314,000 in 2003. This increase is primarily the result of increased volume of therapy kit sales for clinical trials and research by others, and revenue of $120,000 from the sale of an AastromReplicell System in 2005. Revenues include rental revenue of $37,000, $37,000, $0 and $93,000, from the years ended June 30, 2003, 2004, 2005 and for the period from Inception to June 30, 2005, respectively. This revenue was generated from AastromReplicell System rental agreements that have since expired or have been terminated. Based upon our current business strategy we do not expect to generate rental revenues in future periods. We plan to limit our marketing efforts promoting the AastromReplicell System as a stand-alone product. Rather our focus is on utilizing the AastromReplicell System technology in cell manufacturing facilities to support our TRC development programs. At such time as we satisfy applicable regulatory approval requirements, we expect the sales of our TRC and our related cell-based products will constitute nearly all of our product sales revenues.
      Revenues for 2004 also include $75,000 in research and development agreements compared to $10,000 for 2003. This increase is the result of a $50,000 fee from our sublicense agreement with Corning Inc. compared to a $10,000 fee for 2003, and an additional fee of $25,000 in 2004 from a development agreement with a European institution. No revenue was generated from research and development agreements in 2005.
      Grant revenues decreased to $522,000 in 2005 from $1,178,000 in 2004 and increased slightly from $520,000 in 2003. Grant revenues in 2005 decreased from 2004 as a result of decreased activity on the collaborative grant with the Defense Advanced Research Projects Agency (DARPA) and reduced activity on grants from the National Institutes of Health. Grant revenues accounted for 57% of total revenues for 2005,

90% for 2004 and 62% for 2003 and are recorded on a cost-reimbursement basis. Grant revenues may vary in any period based on timing of grant awards, grant-funded activities, level of grant funding and number of grants awarded.
      Total costs and expenses were $13,326,000 in 2005, $11,959,000 in 2004 and $10,557,000 in 2003. Costs and expenses include an increase in research and development expenses to $7,206,000 in 2005 from $6,289,000 in 2004 and $5,647,000 in 2003. These increases reflect expanded research activities to support regulatory submissions and anticipated product registrations, product development activities in the area of tissue regeneration, development of product distribution processes, and ongoing and planned bone grafting trials in the U.S. and the EU. Research and development expenses in 2005, also include a non-cash charge of $101,000 relating to stock options awarded to an employee whose status changed to a consultant.
      Selling, general and administrative expenses increased in 2005 to $5,972,000 from $5,390,000 in 2004 and $4,017,000 in 2003. The increase from 2004 to 2005 is due to additional consulting, pre-marketing activities and costs required for financial internal controls compliance and certification that totaled approximately $375,000. Salary and related employee benefits also increased in 2005 by approximately $250,000 as a result of hiring an additional executive. Additionally, in 2005 there was a non-cash charge of $59,000 related to a variable stock option that was exercised. These increases were partially offset by decreased legal expenses. The increase in selling, general and administrative costs from 2003 to 2004 is due to increased marketing activities in the EU to further our commercialization efforts and additional capital raising costs not related to specific transactions. Selling, general and administrative costs in 2004 also includes a non-cash charge of $53,000 relating to certain warrants issued for public and investor relations services and a $372,000 non-cash charge related to an employee performance-based stock option that vested.
      Cost of product sales and rentals were $139,000 in 2005, $27,000 in 2004 and $145,000 in 2003. The fluctuation in cost of product sales and rentals is due to the changes in the volume of product sales. The non-cash provision for excess AastromReplicell System inventories was $9,000 in 2005, $253,000 in 2004 and $748,000 in 2003. As of June 30, 2005, the carrying value of our AastromReplicell System inventories was reduced to zero. Based upon our current business strategy, we do not expect to generate revenues from the sale of AastromReplicell System inventories in future periods.
      With the adoption of SFAS 123R effective July 1, 2005, which requires companies to measure the value of all employee stock-based payments at the time of award and recognize that value as an operating expense over the service period, we expect an increase in our operating expenses beginning in the first quarter of the current fiscal year.
      Interest income was $594,000 in 2005, $169,000 in 2004 and $134,000 in 2003. The fluctuations in interest income are due primarily to corresponding changes in the levels of cash, cash equivalents and short-term investments during the periods and improving yields from our investments.
      Our net loss was $11,811,000, or $.13 per common share in 2005, $10,488,000, or $.14 per common share in 2004, and $9,579,000, or $.19 per common share in 2003. These increases in net loss are primarily the result of increased costs and expenses as the result of expanded activities that for the purposes of computing per share amounts were offset by an increase in the weighted average number of common shares outstanding resulting from additional equity financings described in the “Liquidity and Capital Resources” discussion below. We expect to report additional significant net losses until such time as substantial TRC cell product sales commence.
      Our major ongoing research and development project is focused on the development of bone marrow-derived adult stem and progenitor cells — TRCs — for use in orthopedic indications (bone grafting, spine fusion, and jaw bone reconstruction) and for use in vascular system regeneration. Clinical trials using TRCS are underway in both the U.S. and the EU to evaluate bone formation in patients with long bone fractures, and clinical trials are underway in the EU to evaluate bone formation in the jaw (maxilla) bone. An EU clinical trial for the treatment of limb ischemia resulting from peripheral vascular disease will begin later in calendar year 2005. We are developing clinical protocols to evaluate TRCs in the fusion of spine vertebrae through new bone growth in separate trials in the U.S. and the EU. All of these potential product applications use TRCs created by our proprietary process and device technologies. We are also completing other research and development activities using our TRCs that are intended to improve the functionality for certain clinical indications, to improve shelf life, and to decrease the cost of manufacturing our TRC products. We are also exploring the capability of TRCs to generate various types of human tissues, such as bone, vascular, cartilage and cardiac tissues. Research and development expenses outside of the TRC program consist primarily of immunotherapy programs, engineering and cell manufacturing.
      The following table summarizes our research and development expenses for each of the fiscal years in the three year period ended June 30, 2005:

	Year Ended June 30,

R&D Project	2003	2004	2005

TRCs	$2,721,000	$4,133,000	$5,916,000
Other	2,926,000	2,156,000	1,290,000

Total	$5,647,000	$6,289,000	$7,206,000

      Because of the uncertainties of clinical trials and the evolving regulatory requirements applicable to TRCs, estimating the completion dates or cost to complete our major research and development program would be highly speculative and subjective. The risks and uncertainties associated with developing our products, including significant and changing governmental regulation and the uncertainty of future clinical study results, are discussed in greater detail in the “Any changes in the governmental regulatory classifications of our products could prevent, limit or delay our ability to market and develop our products,” “Our inability to complete our product development activities successfully would severely limit our ability to operate or finance operations,” and “We must successfully complete our clinical trials to be able to market certain of our products,” sections under the heading “Business Risks” following Item 7A of this report. The lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, will require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain when any net cash inflow from products validated under our major research and development project, if any, will commence.
      We have not generated any net taxable income since our inception and therefore have not paid any federal income taxes since inception. We issued shares of common stock in prior years, which resulted in multiple ownership changes under relevant taxation rules (Section 382 of the Internal Revenue Code). Consequently, pursuant to these taxation rules, the utilization of net operating loss and tax credit carryforwards will be significantly limited in future periods, even if we generate taxable income. Such limitations may result in our carryforwards expiring before we can utilize them. At June 30, 2005, we have generated cumulative Federal tax net operating loss and tax credit carryforwards of, $57,200,000 and $700,000, respectively, which will expire in various periods between 2006 and 2026, if not utilized. Our ability to utilize our net operating loss and tax credit carryforwards may become subject to further annual limitation in the event of future changes in ownership under the taxation rules.
Liquidity and Capital Resources
      We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through June 30, 2005, have totaled approximately $159 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.
      Our combined cash, cash equivalents and short-term investments totaled $32,414,000 at June 30, 2005, an increase of $15,488,000 from June 30, 2004. During the year ended June 30, 2005, the primary source of cash, cash equivalents and short-term investments was from equity transactions, with net proceeds of $27,071,000. This equity financing was obtained under multiple transactions in which we sold our common shares and warrants to purchase common shares to investors and common shares sold through our Employee Stock Purchase Plan, stock option plans and Direct Stock Purchase Plan. We also concluded a sale of our common stock with Fusion Capital Fund II, LLC, pursuant to the common stock purchase agreement dated October 30, 2002. The primary uses of cash, cash equivalents and short-term investments during the year ended June 30, 2005 included $11,065,000 to finance our operations and working capital requirements, and $586,000 in capital equipment additions. Included in our capital equipment purchases is $111,000 of equipment that we intend to use in the future in a specialized facility under our control for the production of human cells.
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
      We expect that our total capital expenditures for the fiscal year ended June 30, 2006 to be approximately $1,046,000. The primary purpose of these expenditures will be for acquisition of cell manufacturing and laboratory equipment. We expect our monthly cash utilization to be approximately $1.5 million per month on average during fiscal year 2006.
      Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. We do not expect to generate a positive cash flow from operations for at least the next several years due to the expected spending for research and development programs and the cost of commercializing our product candidates. We intend to seek additional funding through research and development agreements or grants, distribution and marketing agreements and through public or private debt or equity financing transactions. Successful future operations are subject to several technical and business risks, including our continued ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for our products. We expect that our available cash and expected interest income will be sufficient to finance currently planned activities beyond the end of fiscal year 2006 (ending June 30, 2006). These estimates are based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption “Business Risks”, included herein. In order to grow and expand our business, and to introduce our product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock, continued stock market listing and economic conditions affecting the public markets generally or some portion or the entire technology sector. If our common stock is delisted from The Nasdaq SmallCap Market, the liquidity of our common stock could be impaired, and prices for the shares of our common stock could be lower than might otherwise prevail.
      If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse affect on our business. See “Business Risks” and “Notes to Consolidated Financial Statements” included herein.

Long-Term Contractual Obligations and Commitments
      The following table sets forth Aastrom’s contractual obligations along with cash payments due each period.

		Payments Due by Period

		Less then	1 — 3	3 — 5	More then
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Purchase order commitments	$247,000	$247,000	$—	$—	$—

Total	$247,000	$247,000	$—	$—	$—

New Accounting Standards
      In November 2004, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 151, “Inventory Costs” (SFAS 151), an amendment of Accounting Research Bulletin No. 43, “Inventory Pricing”. SFAS 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard will be effective for us beginning in fiscal year 2006. We do not expect SFAS 151 to have a material impact on our results of operations or financial position.
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value and recognize expense over the service period underlying the arrangement. Pursuant to Securities and Exchange Commission (SEC) rules, SFAS 123R is effective for all annual periods beginning after June 15, 2005. We are required to adopt SFAS 123R effective July 1, 2005 and are currently evaluating the impact of SFAS 123R on our financial statements. We expect that SFAS 123R will result in an increase in operating expenses in future periods.
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
      As of June 30, 2005, our cash and cash equivalents included money market securities and short-term investments included short-term corporate debt securities with original maturities of less than twelve months. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
      Our sales to customers in foreign countries are denominated in U.S. dollars. Our vendors, employees and clinical sites in countries outside the U.S. are typically paid in Euros. However, such expenditures have not been significant to date. Accordingly, we are not directly exposed to market risks from currency exchange rate fluctuations. We believe that the interest rate risk related to our accounts receivable is not significant. We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectibility and establishment of appropriate allowances in connection with our internal controls and policies. We do not enter into hedging transactions and do not purchase derivative instruments.

BUSINESS RISKS
      Our business is subject to a number of uncertainties, including those discussed below.
Our past losses and expected future losses cast doubt on our ability to operate profitably.
      We were incorporated in 1989 and have experienced substantial operating losses since inception. As of June 30, 2005, we have incurred cumulative net losses totaling approximately $125 million. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and the AastromReplicell System, general and administrative expenses, and the prosecution of patent applications. We expect to incur significant operating losses at least until, and probably after, product sales increase, primarily owing to our research and development programs, including pre-clinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components, and raising sufficient funds to finance our activities. We may not be able to achieve or sustain profitability.
Failure to obtain and maintain required regulatory approvals would severely limit our ability to sell our products.
      We must obtain the approval of the FDA before commercial sales of our cell product candidates may commence in the U.S., which we believe will ultimately be the largest market for our products. We will also be required to obtain additional approvals from various foreign regulatory authorities to initiate sales activities of cell products, and continue or increase sale of equipment, in those jurisdictions, such as the EU. If we cannot demonstrate the safety, reliability and efficacy of our cell product candidates, or of the cells produced in our device products, we may not be able to obtain required regulatory approvals. If we cannot demonstrate the safety or efficacy of our technologies and product candidates, including long-term sustained engraftment, or if one or more patients die or suffer severe complications, the FDA or other regulatory authorities could delay or withhold regulatory approval of our product candidates.
      Finally, even if we obtain regulatory approval of a product, that approval may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the FDA and regulatory agencies in other countries continue to review and inspect marketed products, manufacturers and manufacturing facilities, which may create additional regulatory burdens. Later discovery of previously unknown problems with a product, manufacturer or facility, may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, regulatory agencies may establish additional regulations that could prevent or delay regulatory approval of our products.
Any changes in the governmental regulatory classifications of our products could prevent, limit or delay our ability to market or develop our products.
      The FDA establishes regulatory requirements based on the classification of a product. Although the AastromReplicell System is currently considered to be unregulated manufacturing equipment in the U.S., the FDA may reconsider this and classify the System as a Class III medical device, or may ultimately choose to regulate the AastromReplicell System under another category. Because our product development programs are designed to satisfy the standards applicable to medical devices and biological licensure for our cellular products, any change in the regulatory classification or designation would affect our ability to obtain FDA approval of our products. The AastromReplicell System is used to produce different cell mixtures, and each of these cell mixtures (such as the Tissue Repair Cells) may, under current regulations be regulated as a biologic product, which requires a BLA.
      The new EU Directives (laws) have become effective, and have influenced the requirements for manufacturing cell products and the conduct of clinical trials. These changes have delayed or in some cases temporarily halted clinical trials of cellular products in the EU. The recent changes to the European Union

Medicinal Products Prime Directive shifted patient-derived cells to the medicinal products category, which will require license approvals in order to market and sell these products. These new laws may delay some of our current planned clinical trials with Tissue Repair Cells in the EU, and will require clinical trials with data submission and review by European regulatory bodies. There is uncertainty as to the level of trials and data needed and because of the recent nature of these regulations; there is no established precedent to understand the timeline or other requirements for licensure.
Our inability to complete our product development activities successfully would severely limit our ability to operate or finance operations.
      Commercialization in the U.S. and the EU of our cell product candidates will require completion of substantial clinical trials, and obtaining sufficient safety and efficacy results to support required registration approval and market acceptance of our cell product candidates. We may not be able to successfully complete development of our product candidates, or successfully market our technologies or product candidates. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technologies and product candidates. Our research and development programs may not be successful, and our cell culture technologies and product candidates may not facilitate the production of cells outside the human body with the expected result. Our technologies and cell product candidates may not prove to be safe and efficacious in clinical trials, and we may not obtain the requisite regulatory approvals for our technologies or product candidates and the cells produced in such products. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue.
We must successfully complete our clinical trials to be able to market certain of our products.
      To be able to market therapeutic cell products in the U.S. and in the EU, we must demonstrate, through extensive preclinical studies and clinical trials, the safety and efficacy of our processes and product candidates, for application in the treatment of humans. If our clinical trials are not successful, our products may not be marketable.
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
      Our research programs are currently developing and evaluating new variations of TRCs that are intended to improve the functionality for certain clinical indications, to improve shelf life, and to decrease the cost of manufacturing our TRC products. These production process changes may alter the functionality of our TRCs, and would require various levels of experimental and clinical testing and evaluation. Any such testing or clinical study may affect regulatory review process and lengthen the time before TRC products would be commercially available.
      Even if successful clinical results are reported for a product from a completed clinical trial, this does not mean that the results will be sustained over time, or are sufficient for a marketable or regulatory approvable product.
Even if we obtain regulatory approvals to sell our products, lack of commercial acceptance could impair our business.
      We will be seeking to obtain regulatory approvals to market our TRC cell products for tissue repair and regeneration treatments. Even if we obtain all required regulatory approvals, we cannot be certain that our products and processes will be adopted at a level that would allow us to operate profitably. Our TRCs will face competition from existing, and/or potential other new treatments in the future which could limit revenue potential. It may be necessary to increase the yield and/or cell type purity for certain of our AastromReplicell System cell processes to gain commercial acceptance. Our technologies or product candidates may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technologies and product candidates, and our potential revenues.
The market for our products will be heavily dependent on third party reimbursement policies.
      Our ability to successfully commercialize our product candidates will depend on the extent to which government healthcare programs, such as Medicare and Medicaid, as well as private health insurers, health maintenance organizations and other third party payors will pay for our products and related treatments. Reimbursement by third party payors depends on a number of factors, including the payor’s determination that use of the product is safe and effective, not experimental or investigational, medically necessary, appropriate for the specific patient and cost-effective. Reimbursement in the U.S. or foreign countries may not be available or maintained for any of our product candidates. If we do not obtain approvals for adequate third party reimbursements, we may not be able to establish or maintain price levels sufficient to realize an appropriate return on our investment in product development. Any limits on reimbursement available from third party payors may reduce the demand for, or negatively affect the price of, our products. For example, in the past, published studies have suggested that stem cell transplantation for breast cancer, that constituted a significant portion of the overall stem cell therapy market, at the time, may have limited clinical benefit. The lack of reimbursement for these procedures by insurance payors would negatively affect the marketability of our products.
Use of animal-derived materials could harm our product development and commercialization efforts.
      Some of the compounds we use in, and are critical to, our TRC manufacturing processes involve the use of animal-derived products, including fetal bovine serum. However, animal-derived cells are not used as “feeder cells” in the growth of human TRCs. Suppliers or regulatory authorities may limit or restrict the availability of such compounds for clinical and commercial use. For example, the occurrence of so-called “mad cow disease” in the U.S. or in New Zealand may lead to a restricted supply of the serum currently required for the TRC manufacturing process. Any restrictions on these compounds would impose a potential competitive disadvantage for our products or prevent our ability to manufacture TRC cell products. Regulatory authorities in the EU are reviewing the safety issues related to the use of animal-derived materials, which we currently use in our production process. It is unknown at this time what actions, if any, the authorities may take as to animal derived materials specific to medicinal products distributed in the EU. Our inability to develop or obtain alternative compounds would harm our product development and commercialization efforts. There are certain limitations in the supply of certain animal-derived materials, which may lead to delays in our ability to complete clinical trials or eventually to meet the anticipated market demand for our cell products.
Given our limited internal manufacturing, sales, marketing and distribution capabilities, we need to develop increased internal capability or collaborative relationships to manufacture, sell, market and distribute our products.
      We have only limited internal manufacturing, sales, marketing and distribution capabilities. As market needs develop, we intend to establish and operate commercial-scale manufacturing facilities, which will need to comply with all applicable regulatory requirements. We expect to develop new configurations of the AastromReplicell System for these centralized facilities to enable process and cost efficiencies associated with large-scale manufacturing. Establishing these facilities will require significant capital and expertise. Any delay in establishing, or difficulties in operating, these facilities will limit our ability to meet the anticipated market demand for our cell products. We intend to get assistance to market our future cell products through collaborative relationships with companies with established sales, marketing and distribution capabilities. Our inability to develop and maintain those relationships would limit our ability to market, sell and distribute our products. Our inability to enter into successful, long-term relationships could require us to develop alternate arrangements at a time when we need sales, marketing or distribution capabilities to meet existing demand. We may market our TRCs through our own sales force. Our inability to develop and retain a qualified sales force could limit our ability to market, sell and distribute our cell products.
We may not be able to raise the required capital to conduct our operations and develop our products.
      We will require substantial capital resources in order to conduct our operations and develop our products and cell manufacturing facilities. We expect that our available cash and interest income, including that raised in the recent sale of common stock, described above, will be sufficient to finance currently planned activities beyond the end of fiscal year 2006 (ending June 30, 2006). However, in order to grow and expand our business, and to introduce our new product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. Accordingly, we are continuing to pursue additional sources of financing.
      Our future capital requirements will depend upon many factors, including:

•	continued scientific progress in our research, clinical and development programs;

•	costs and timing of conducting clinical trials and seeking regulatory approvals;

•	competing technological and market developments;

•	our ability to establish additional collaborative relationships; and

•	the effect of commercialization activities and facility expansions if and as required.
      Because of our long-term funding requirements, we intend to access the public or private equity markets if conditions are favorable to complete a financing, even if we do not have an immediate need for additional capital at that time, or whenever we require additional operating capital. This additional funding may not be available to us on reasonable terms, or at all. If adequate funds are not available in the future, we may be required to further delay or terminate research and development programs, curtail capital expenditures, and reduce business development and other operating activities.
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
      The market price of shares of our common stock has been volatile, ranging in closing price between $0.63 and $4.05 during the twelve month period ended June 30, 2005. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

•	clinical trial results

•	the amount of our cash resources and our ability to obtain additional funding

•	announcements of research activities, business developments, technological innovations or new products by us or our competitors

•	entering into or terminating strategic relationships

•	changes in government regulation

•	disputes concerning patents or proprietary rights

•	changes in our revenues or expense levels

•	public concern regarding the safety, efficacy or other aspects of the products or methodologies we are developing

•	news or reports from other stem cell, cell therapy or tissue engineering companies

•	reports by securities analysts

•	status of the investment markets
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
      We are required to meet certain qualitative and financial tests (including a minimum bid price for our common stock of $1.00) to maintain the listing of our common stock on the Nasdaq Stock Market. In May 2003, and July 2004, we received notification from Nasdaq of potential delisting as a result of our stock trading below $1.00 for more than thirty consecutive business days. While in each case our stock price recovered within the permitted grace periods and Nasdaq notified us that we were again in full compliance, we cannot provide any assurance that our stock price would again recover within the specified times if future closing bid prices below $1.00 triggered another potential delisting. The qualitative tests we must meet address various corporate governance matters, including Audit Committee and Board composition. We have experienced recent director resignations and are devoting increased resources to Board member recruitment and retention. If we do not maintain compliance with the Nasdaq requirements within specified periods and subject to permitted extensions, our common stock may be recommended for delisting (subject to any appeal we would file). If our common stock were delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting would also impair our ability to raise capital.
Failure of third parties to manufacture component parts or provide limited source supplies, or imposition of additional regulation, would impair our new product development and our sales activities.
      We rely solely on third parties such as Astro, Moll, Cambrex and Amgen to manufacture or supply certain of our device product candidates, as well as component parts, growth factors and other materials used in the cell product manufacturing process. We would not be able to obtain alternate sources of supply for many of these items on a short-term basis. If any of our key manufacturers or suppliers fail to perform their respective obligations or if our supply of growth factors, components or other materials is limited or interrupted, we would not be able to conduct clinical trials or market our product candidates on a timely and cost-competitive basis, if at all.
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
      Our products are designed to improve and automate the processes for producing cells used in therapeutic procedures. Even if we are able to demonstrate improved or equivalent results, the cost or process of treatment and other factors may cause researchers and practitioners to not use our products and we could suffer a competitive disadvantage. As a result, we may be unable to recover the net book value of our inventories. Finally, to the extent that others develop new technologies that address the targeted application for our products, our business will suffer.
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
      Our success depends in large part on our ability to develop or license and protect proprietary products and technologies. However, patents may not be granted on any of our pending or future patent applications. Also, the scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. Furthermore, we rely on exclusive, world-wide licenses relating to the production of human cells granted to us by the University of Michigan for certain of our patent rights. If we materially breach such agreements or otherwise fail to materially comply with such agreements, or if such agreements expire or are otherwise terminated by us, we may lose our rights under the patents held by the University of Michigan. At the latest, these licenses will terminate when the patent underlying the license expires. The first of these underlying patents will expire on March 21, 2012. We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements with our employees, consultants, suppliers and licensees. These agreements may be breached, and we might not have adequate remedies for any breach. If this were to occur, our business and competitive position would suffer.
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
      We face an inherent business risk of exposure to product liability claims in the event that the use of the AastromReplicell System during research and development efforts, including clinical trials, or after commercialization, results in adverse affects. As a result, we may incur significant product liability exposure, which could exceed existing insurance coverage. We may not be able to maintain adequate levels of insurance at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims would increase our operating loss and affect our financial condition.
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
We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could have a negative market reaction.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with this Annual Report on Form 10-K for the fiscal year ended June 30, 2005, we are required to furnish a report by our management on our internal control over financial reporting. That report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. That report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls. If in the future we are unable to assert that our internal control over financial reporting is effective as of the end of the then current fiscal year (or, if our independent registered public accounting firm are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a negative effect on our stock price and our ability to raise capital.
Forward-looking statements
      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These forward-looking statements include statements regarding:

•	potential strategic collaborations with others

•	future capital needs

•	adequacy of existing capital to support operations for a specified time

•	product development and marketing plan

•	clinical trial plans and anticipated results

•	anticipation of future losses

•	replacement of manufacturing sources

•	commercialization plans

•	revenue expectations and operating results
      These statements are subject to risks and uncertainties, including those set forth in this Business Risks section, and actual results could differ materially from those expressed or implied in these statements. All forward-looking statements included in this registration statement are made as of the date hereof. We assume no obligation to update any such forward-looking statement or to update any reason why actual results might differ.

Item 8.	Financial Statements and Supplementary Data

Page

Report of Independent Registered Public Accounting Firm	37
Consolidated Balance Sheets as of June 30, 2004 and 2005	38
Consolidated Statements of Operations for the years ended June 30, 2003, 2004 and 2005 and for the Period from March 24, 1989 (Inception) to June 30, 2005	39
Consolidated Statements of Shareholders’ Equity and Comprehensive Loss from March 24, 1989 (Inception) to June 30, 2005	40
Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2004 and 2005 and for the Period from March 24, 1989 (Inception) to June 30, 2005	41
Notes to Consolidated Financial Statements	42
Schedule II Valuation and Qualifying Accounts	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Aastrom Biosciences, Inc.:
      We have completed an integrated audit of Aastrom Biosciences, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial Statements and Financial Statement Schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Aastrom Biosciences, Inc. and its subsidiaries (a development stage company) at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, and for the period from March 24, 1989 (Inception) to June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal Control Over Financial Reporting
      Also, in our opinion, Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
September 9, 2005

AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	June 30,

	2004	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,926,000	$14,408,000
Short-term investments	—	18,006,000
Receivables, net	244,000	193,000
Inventories	389,000	116,000
Other current assets	273,000	421,000

Total current assets	17,832,000	33,144,000
PROPERTY AND EQUIPMENT, NET	334,000	753,000

Total assets	$18,166,000	$33,897,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$382,000	$533,000
Accrued employee benefits	176,000	336,000

Total current liabilities	558,000	869,000

COMMITMENTS AND CONTINGENCIES (Note 5 and 6)
SHAREHOLDERS’ EQUITY:
Common Stock, no par value; shares authorized — 150,000,000; shares issued and outstanding — 81,373,191 and 102,328,785, respectively	131,472,000	158,703,000
Deficit accumulated during the development stage	(113,864,000)	(125,675,000)

Total shareholders’ equity	17,608,000	33,028,000

Total liabilities and shareholders’ equity	$18,166,000	$33,897,000

The accompanying notes are an integral part of these consolidated financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,			March 24, 1989
				(Inception) to
	2003	2004	2005	June 30, 2005

REVENUES:
Product sales and rentals	$314,000	$49,000	$387,000	$1,118,000
Research and development agreements	10,000	75,000	—	2,105,000
Grants	520,000	1,178,000	522,000	8,048,000

Total revenues	844,000	1,302,000	909,000	11,271,000

COSTS AND EXPENSES:
Cost of product sales and rentals	145,000	27,000	139,000	554,000
Cost of product sales and rentals — provision for excess inventories	748,000	253,000	9,000	2,239,000
Research and development	5,647,000	6,289,000	7,206,000	100,643,000
Selling, general and administrative	4,017,000	5,390,000	5,972,000	39,489,000

Total costs and expenses	10,557,000	11,959,000	13,326,000	142,925,000

LOSS FROM OPERATIONS	(9,713,000)	(10,657,000)	(12,417,000)	(131,654,000)

OTHER INCOME (EXPENSE):
Other income	—	—	12,000	1,249,000
Interest income	134,000	169,000	594,000	5,965,000
Interest expense	—	—	—	(267,000)

Total other income	134,000	169,000	606,000	6,947,000

NET LOSS	$(9,579,000)	$(10,488,000)	$(11,811,000)	$(124,707,000)

NET LOSS PER SHARE (Basic and Diluted)	$(.19)	$(.14)	$(.13)

Weighted average number of common shares outstanding (Basic and Diluted)	50,984,000	73,703,000	93,541,000

The accompanying notes are an integral part of these consolidated financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

					Deficit
					Accumulated
	Preferred Stock		Common Stock		During the	Total
					Development	Shareholders’
	Shares	Amount	Shares	Amount	Stage	Equity

BALANCE, MARCH 24, 1989 (Inception)	—	$—	—	$—	$—	$—
Net loss and comprehensive loss					(92,829,000)	(92,829,000)
Issuance of common stock for cash, services and license rights			1,195,124	2,336,000		2,336,000
Issuance of Series A through Series E Preferred Stock for cash, net of issuance costs of $342,000	9,451,766	34,218,000				34,218,000
Issuance of Series E Preferred Stock at $17.00 per share	205,882	3,500,000		(3,500,000)		—
Exercise of stock options and warrants, and issuance of stock under Employee Stock Purchase Plan			2,989,260	927,000		927,000
Issuance of Stock Purchase Rights for cash in September 1995 and March 1996				3,500,000		3,500,000
Principal payment received under shareholder note receivable				31,000		31,000
Initial public offering of common stock at $7.00 per share, net of issuance costs of $2,865,000			3,250,000	19,885,000		19,885,000
Conversion of preferred stock	(11,865,648)	(55,374,000)	21,753,709	55,374,000		—
Compensation expense related to stock options granted				654,000		654,000
Issuance of 5.5% Convertible Preferred Stock at $5.00 per share, net of issuance costs of $1,070,000	2,200,000	9,930,000				9,930,000
Issuance of 1998 Series I Convertible Preferred Stock at $1,000 per share, net of issuance costs of $460,000	5,000	4,540,000	40,404	149,000		4,689,000
Issuance of 1999 Series III Convertible Preferred Stock at $1,000 per share, net of issuance costs of $280,000	3,000	2,720,000	49,994	90,000		2,810,000
Issuance of common stock, net of issuance costs of $258,000			14,331,669	24,725,000		24,725,000
Dividends and yields on preferred stock		466,000	148,568	502,000	(968,000)	—
Repurchase and retirement of Common Shares outstanding			(32,171)	(73,000)		(73,000)

BALANCE, JUNE 30, 2002	—	—	43,726,557	104,600,000	(93,797,000)	10,803,000
Net loss and comprehensive loss					(9,579,000)	(9,579,000)
Exercise of stock options and issuance of stock under Employee Stock Purchase Plan			38,723	15,000		15,000
Compensation expense related to stock warrants granted			—	335,000		335,000
Issuance of common stock, net of issuance costs of $342,000			21,047,142	10,001,000		10,001,000

BALANCE, JUNE 30, 2003	—	—	64,812,422	114,951,000	(103,376,000)	11,575,000
Net loss and comprehensive loss					(10,488,000)	(10,488,000)
Exercise of stock purchase warrants			236,534	121,000		121,000
Exercise of stock options and issuance of stock under Employee Stock Purchase Plan			45,919	24,000		24,000
Issuance of stock under Direct Stock Purchase Plan			5,453	5,000		5,000
Compensation expense related to stock options and warrants granted			—	425,000		425,000
Issuance of common stock, net of issuance costs of $1,294,000			16,272,863	15,946,000		15,946,000

BALANCE, JUNE 30, 2004	—	—	81,373,191	131,472,000	(113,864,000)	17,608,000
Net loss and comprehensive loss					(11,811,000)	(11,811,000)
Exercise of stock purchase warrants			2,043,826	2,873,000		2,873,000
Exercise of stock options and issuance of stock under Employee Stock Purchase Plan			1,593,442	897,000		897,000
Issuance of stock under Direct Stock Purchase Plan			23,452	38,000		38,000
Compensation expense related to stock options granted			—	160,000		160,000
Issuance of common stock, net of issuance costs of $5,629,000			17,294,874	23,263,000		23,263,000

BALANCE, JUNE 30, 2005	—	$—	102,328,785	$158,703,000	$(125,675,000)	$33,028,000

The accompanying notes are an integral part of these consolidated financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,			March 24, 1989
				(Inception) to
	2003	2004	2005	June 30, 2005

OPERATING ACTIVITIES:
Net loss	$(9,579,000)	$(10,488,000)	$(11,811,000)	$(124,707,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	119,000	125,000	167,000	3,738,000
Loss on property held for resale	—	—	—	110,000
Amortization of discounts and premiums on investments	—	—	(68,000)	(611,000)
Stock compensation expense	335,000	425,000	160,000	1,584,000
Inventories write downs and reserves	748,000	253,000	9,000	2,239,000
Stock issued pursuant to license agreement	—	—	—	3,300,000
Provision for losses on accounts receivable	—	4,000	9,000	165,000
Changes in assets and liabilities:
Receivables	(249,000)	100,000	42,000	(403,000)
Inventories	(253,000)	164,000	264,000	(2,451,000)
Other current assets	59,000	(86,000)	(148,000)	(400,000)
Accounts payable and accrued expenses	(183,000)	(24,000)	151,000	533,000
Accrued employee benefits	13,000	2,000	160,000	336,000

Net cash used for operating activities	(8,990,000)	(9,525,000)	(11,065,000)	(116,567,000)

INVESTING ACTIVITIES:
Organizational costs	—	—	—	(73,000)
Purchase of short-term investments	—	—	(25,938,000)	(88,062,000)
Maturities of short-term investments	1,000,000	—	8,000,000	70,667,000
Property and equipment purchases	(119,000)	(157,000)	(586,000)	(3,658,000)
Proceeds from sale of property held for resale	—	—	—	400,000

Net cash provided by (used for) investing activities	881,000	(157,000)	(18,524,000)	(20,726,000)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	—	51,647,000
Net proceeds from issuance of common stock	10,016,000	16,096,000	27,071,000	97,746,000
Repurchase of common stock	—	—	—	(49,000)
Payments received for stock purchase rights	—	—	—	3,500,000
Payments received under shareholder notes	—	—	—	31,000
Principal payments under capital lease obligations	—	—	—	(1,174,000)

Net cash provided by financing activities	10,016,000	16,096,000	27,071,000	151,701,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,907,000	6,414,000	(2,518,000)	14,408,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,605,000	10,512,000	16,926,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,512,000	$16,926,000	$14,408,000	$14,408,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$—	$267,000
Equipment acquired under capital lease obligations	$—	$—	$—	$1,174,000
The accompanying notes are an integral part of these consolidated financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
      Aastrom Biosciences, Inc. was incorporated in March 1989 (Inception), began employee-based operations in 1991, and is in the development stage. The Company operates its business in one reportable segment — research and product development, conducted both on its own behalf and in connection with various collaborative research and development agreements with others, involving the development of proprietary cell-based therapeutics for tissue regeneration.
      Successful future operations are subject to several technical and business risks, including satisfactory product development, obtaining regulatory approval and market acceptance for the Company’s products and the Company’s continued ability to obtain future funding.
      The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. While management believes available cash, cash equivalents and short-term investments are adequate to finance currently planned activities beyond the end of fiscal year 2006 (ending June 30, 2006), the Company will need to raise additional funds in order to complete its product development programs, complete clinical trials needed to market its products, and commercialize additional product candidates. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success include: the rate and degree of progress for its product development, the rate of regulatory approval to proceed with clinical trial programs, the requirements for marketing authorization from regulatory bodies in the U.S., EU and other countries, the liquidity and market volatility of the Company’s equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would negatively impact its business, financial condition and results of operations.
      Significant Revenue Relationships — One collaborator accounted for 18% of total revenues for the period from Inception to June 30, 2005. However, for the fiscal year ended June 30, 2005, there was no revenue recognized from this source. Grant revenues consist of grants received from federal and state agencies.
      Suppliers — Some of the key components used to manufacture the Company’s TRC cell products come from single or limited sources of supply.
      Principles of Consolidation — The consolidated financial statements include the accounts of Aastrom and its wholly-owned subsidiary, Aastrom Biosciences GmbH, formerly Zellera AG, located in Berlin, Germany, (collectively, the Company). All significant inter-company transactions and accounts have been eliminated in consolidation. As of June 30, 2005, Aastrom Biosciences GmbH has only limited operations and is not currently a significant component of the consolidated financial statements. In June 2005, Aastrom formed a wholly-owned subsidiary, Aastrom Biosciences, Ltd., located in Dublin, Ireland. During fiscal year 2005, Aastrom Biosciences, Ltd. incurred no operating costs.
      Cash and Cash Equivalents — Cash and cash equivalents include cash and highly liquid short-term investments with original maturities of three months or less at the time of purchase.
      Short-Term Investments — Short-term investments consist of highly rated corporate debt securities with original maturities of over three months and less than one year. Short-term investments are classified as available-for-sale, and are presented at market value, with unrealized gains and losses on investments reflected as a component of accumulated other comprehensive income within shareholders’ equity. Interest earned on available-for-sale securities is included in interest income. Discounts or premiums arising at acquisition of these investments are amortized over the remaining term of the investment and reported as interest income. Through June 30, 2005, the Company has not experienced unrealized gains or losses on its investments.

AASTROM BIOSCIENCES, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Diversity of Credit Risk — The Company invests its excess cash in U.S. government securities and highly rated corporate debt securities and has established guidelines relative to diversification and maturities in an effort to limit risk. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant realized losses on its cash equivalents or short-term investments.
      Accounts Receivable — The Company makes estimates evaluating collectibility of accounts receivable. The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated credit losses based on any specific customer collection issues that are identified. While such credit issues have not been significant, there can be no assurance that the Company will continue to experience the same level of credit losses in the future. The allowance for doubtful accounts was $7,000 and $16,000 at June 30, 2004 and 2005, respectively.
      Inventories — The Company values its inventories that consist primarily of the AastromReplicell System and our disposable cell production cassettes and base medium, at the lower of cost (specific identification using the first in, first out method) or market. The Company regularly reviews inventory quantities on hand and records a provision to write down excess inventories to their estimated net realizable value.

•	AastromReplicell System (ARS) Inventories — Based upon market conditions and our historical experience with the ARS product line, the carrying value of its aggregate ARS inventories is reduced if such inventories are held in excess of twelve months without sale because the probability-weighted selling price of the aggregate inventories declines after inventory has been on-hand for more than twelve months. We continue to reduce the aggregate carrying value of ARS inventories over the ensuing six months if the inventories are not sold. The carrying value of ARS inventories under evaluation at potential customer sites are not reduced so long as the estimated selling price (less selling costs) exceeds the carrying value of the inventories under evaluation. Pursuant to this accounting policy we recorded provisions to reduce the carrying value of the ARS inventories by $253,000 and $9,000 in fiscal years ending June 30, 2004 and 2005, respectively. Additionally, in fiscal year 2005, we recorded a charge of $90,000 to research and development expense for excess ARS inventories that were re-deployed for clinical use. As of June 30, 2005, the carrying value of our ARS inventories was reduced to zero. Based upon our current business strategy, we do not expect to generate revenues from the sale of ARS inventories in future periods.

•	Cell Cassette and Base Medium Inventories — We maintain cell cassette and base medium inventories for sale to existing customers and clinical sites. We evaluate the net realizable value of these inventories considering expected future sales quantities, prices and timing, and considering the limited shelf life of these inventories.
      Property and Equipment — Property and equipment is recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset (primarily three to five years) or the underlying lease term for leasehold improvements, whichever is shorter. Depreciation expense was $119,000, $125,000, $167,000 and $3,738,000 for the years ended June 30, 2003, 2004, 2005 and for the period from Inception to June 30, 2005, respectively. During fiscal year 2005 the Company acquired equipment that it intends to use in the future in a specialized facility under the Company’s control, for the production of human cells. The cost of this equipment is $111,000 and has been included in property and equipment as equipment in process. The equipment will be depreciated over its useful life beginning when the equipment is placed into service. When assets are disposed of, the cost and accumulated depreciation are removed from the accounts. Repairs and maintenance are charged to expense as incurred.
      Revenue Recognition — Revenue is generated from grants and research agreements, collaborative agreements, product sales and rentals. Revenue from grants and research agreements is recognized on a cost

AASTROM BIOSCIENCES, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reimbursement basis consistent with the performance requirements of the related agreement. Revenue from collaborative agreements is recognized when the scientific or clinical results stipulated in the agreement have been met and there are no ongoing obligations on the Company’s part. Revenue from product sales is recognized when title to the product transfers and there are no remaining obligations that will affect the customer’s final acceptance of the sale. If there are remaining obligations, including training and installation (which the Company believes to be significant), revenue is not recognized until the completion of these obligations. Revenue from licensing fees under licensing agreements and rental revenue is recognized when there are no future performance obligations remaining with respect to such revenues. Payments received before all obligations are fulfilled are classified as deferred revenue.
      Revenues include rental revenue of $37,000, $37,000, $0 and $93,000, for the years ended June 30, 2003, 2004, 2005 and for the period from Inception to June 30, 2005, respectively. This revenue was generated from AastromReplicell System rental agreements that have since expired or have been terminated. Based upon our current business strategy we do not expect to generate rental revenues in future periods.
      Research and Development Costs — Research and development costs are expensed as incurred. Such costs and expenses related to programs under collaborative agreements with other companies totaled $418,000 and $527,000 for the years ended June 30, 2004 and 2005, respectively and $2,590,000 for the period from Inception to June 30, 2005. There were no such costs and expenses for the year ended June 30, 2003.
      Stock Compensation — The Company has a 2004 Omnibus Equity Incentive Plan (2004 Plan) that was adopted to provide an incentive program that would enable the Company to attract and retain employees, consultants, and directors. The 2004 Plan permits the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock awards, restricted stock units, and deferred stock units. At the time of shareholder approval of this plan in November 2004, this plan replaced the 2001 Stock Option Plan, which had been used for stock option grants since 2001. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”:

	Year Ended June 30,

	2003	2004	2005

Reported net loss	$(9,579,000)	$(10,488,000)	$(11,811,000)
Add: Stock-based employee compensation expense included in reported net loss	—	372,000	160,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(829,000)	(1,352,000)	(721,000)

Pro forma net loss	$(10,408,000)	$(11,468,000)	$(12,372,000)

Earnings per share:
As reported	$(.19)	$(.14)	$(.13)
Pro forma	$(.20)	$(.16)	$(.13)

AASTROM BIOSCIENCES, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended June 30,

	2003	2004	2005

Dividend rate	None	None	None
Expected stock price volatility	120%	60%	72%
Risk-free interest rate	2.5% - 3.3%	3.1% - 3.9%	3.5% - 3.9%
Expected life of options	5 years	5 years	5 years
      The weighted average fair value of options granted during the years ended June 30, 2003, 2004 and 2005 was $.28, $1.60 and $1.33 per share, respectively.
      Income Taxes — Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
      Net Loss Per Share — Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the periods ended June 30, 2003, 2004 and 2005 is approximately 5,144,000, 10,104,661 and 9,339,502, respectively.
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
      Financial Instruments — The Company’s financial instruments include cash equivalents, short-term investments, accounts receivable and accounts payable for which the current carrying amounts approximate fair market value based upon their short-term nature.
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
      Reclassifications — To conform prior period amounts to current year classifications, the Company has reclassified interest receivable of $2,000 at June 30, 2004 from receivables to other current assets. Interest receivable at June 30, 2005 is $116,000. This reclassification had no impact on the Company’s previously reported current assets, results of operations or cash flows.
      New Accounting Standards — In November 2004, the Financial Accounting Standards Boards (FASB) issued Statements of Financial Accounting Standards No. 151, “Inventory Costs” (SFAS 151), an

AASTROM BIOSCIENCES, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amendment of Accounting Research Bulletin No. 43, “Inventory Pricing”. SFAS.151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard will be effective for the Company beginning in fiscal year 2006. The Company does not expect SFAS 151 to have a material impact on its results of operations or financial position.
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value and recognized expense over the service period underlying the arrangement. Pursuant to Securities and Exchange Commission (SEC) rules, SFAS 123R is effective for all annual periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R effective July 1, 2005 and is currently evaluating the impact of SFAS 123R on its financial statements. Management expects that SFAS 123R will result in an increase in operating expenses in future periods.

2.	Selected Balance Sheet Information
      Receivables — Receivables consists of amounts due to the Company for product sales and rentals and research services provided under terms of government grants, and are presented net of allowances for doubtful accounts of $7,000 and $16,000 at June 30, 2004 and 2005, respectively.
      Restricted Investments — Included in other current assets at June 30, 2004 and 2005 are $81,000 and $91,000, respectively, of bank certificates of deposit which serve as collateral for certain potential European Value Added Taxes.
      Property and Equipment — Property and equipment consists of the following:

	June 30,

	2004	2005

Machinery and equipment	$1,610,000	$1,405,000
Office equipment	1,050,000	807,000
Leasehold improvements	622,000	622,000
Equipment in process	—	111,000
Equipment under lease to third parties	217,000	—

	3,499,000	2,945,000
Less accumulated depreciation and amortization	(3,165,000)	(2,192,000)

	$334,000	$753,000

AASTROM BIOSCIENCES, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accounts Payable and Accrued Expenses — Accounts payable and accrued expenses consists of the following:

	June 30,

	2004	2005

Accounts payable	$186,000	$216,000
Accrued expenses:
Clinical studies	8,000	48,000
Professional services	87,000	124,000
Manufacturing and engineering	47,000	53,000
Deferred revenue	42,000	—
Other	12,000	92,000

	$382,000	$533,000

3.	Shareholders’ Equity
      Stock Option Plans — The Company has various stock option plans (Option Plans) and agreements that provide for the issuance of nonqualified and incentive stock options to acquire up to 4,436,675 shares of common stock. Such options may be granted by the Company’s Board of Directors to certain of the Company’s employees, directors and consultants. Options granted under these plans expire no later than ten years from the date of grant and generally become exercisable ratably over a four-year period following the date of grant.
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
      In November 2004, the shareholders approved the 2004 Omnibus Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides incentives through the grant of stock options (including indexed options), stock appreciation rights, restricted stock purchase rights, restricted stock awards, restricted stock units and deferred stock units. The exercise price of stock options granted under the 2004 Plan shall not be less than the fair market value of the shares on the date of grant. The 2004 Plan replaced the 2001 Stock Option Plan and no new awards will be granted under the 2001 Stock Option Plan. However, any shares that are issuable upon expiration or cancellation of options previously granted under the 2001 Stock Option Plan will be available for future grants under the 2004 Plan.
      The Company also grants non-qualified options to purchase 12,000 shares of common stock to each outside director on the day following the Annual Meeting of Shareholders or upon their appointment as a director. The exercise price of non-qualified stock options shall be the fair market value on the date of grant. These options generally vest over a one-year period and expire ten years after the date of grant.

AASTROM BIOSCIENCES, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes option activity:

		Options Available	Weighted Average	Options
	Options	for Grant Under	Exercise Price	Exercisable
	Outstanding	Option Plans	Per Share	at Period End

March 24, 1989 (Inception)
Options authorized	—	8,049,927
Options terminated with approval of 2001 Plan	—	(808,206)
Options canceled	(2,544,244)	2,444,244	$3.79
Options granted	7,920,965	(7,820,965)	$2.02
Options exercised	(1,847,619)	—	$.43

Balance, June 30, 2002	3,529,102	1,865,000	$1.58	1,331,815
Options authorized	—	—
Options terminated with approval of 2001 Plan	—	(254,080)
Options canceled	(402,830)	402,830	$1.56
Options granted	1,223,650	(1,223,650)	$.38
Options exercised	(4,163)	—	$1.15

Balance, June 30, 2003	4,345,759	790,100	$1.24	1,925,884
Options authorized	—	2,000,000
Options terminated with approval of 2001 Plan	—	(3,333)
Options canceled	(203,333)	203,333	$.41
Options granted	819,000	(819,000)	$1.60
Options exercised	(5,000)	—	$1.20

Balance, June 30, 2004	4,956,426	2,171,100	$1.33	3,118,094
Options authorized	—	3,000,000
Options abandoned with approval of 2004 Plan	—	(734,425)
Options canceled	(727,159)	296,612	$1.16
Options granted	1,410,750	(676,325)	$1.33
Options exercised	(1,554,064)	—	$.84

Balance, June 30, 2005	4,085,953	4,056,962	$1.55	1,782,871

AASTROM BIOSCIENCES, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock-based compensation plans as of June 30, 2005:

					Weighted
					Average Exercise
	Number of	Remaining			Price of
	Options	Contractual	Weighted Average	Number	Exercisable
Range of Exercise Prices	Outstanding	Life — Years	Exercise Price	Exercisable	Options

$ .31 - $ .99	1,325,484	8.0	$.64	444,251	$.60
$1.05 - $2.05	1,762,536	7.8	$1.35	521,687	$1.36
$2.44 - $2.95	673,400	5.3	$2.91	661,400	$2.91
$3.20 - $4.75	324,533	1.3	$3.20	155,533	$3.20

	4,085,953		$1.55	1,782,871	$1.92

      Effective July 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation Number 44 to APB 25 (Interpretation No. 44) as it related to an effective re-pricing of options to purchase 759,000 shares of common stock issued by the Company in December 1999 to certain employees. Under this rule, a charge to expense was required for subsequent increases in the market price of the Company’s common stock above $2.41 per share. Such charges continued until such options were exercised, forfeited or otherwise expired. During fiscal years 2003 and 2004, there was no charge to expense because the Company’s common stock price did not exceed $2.41 per share. During fiscal year 2005, the Company recorded a $59,000 charge to selling, general and administrative expenses related to these options.
      Employee Stock Purchase Plan — The Company had an employee stock purchase plan under which eligible employees could purchase common stock, at a discount to the market price, through payroll deductions of up to 10% of the employee’s base compensation, subject to certain limitations, during sequential 24-month offering periods. Each offering period was divided into four consecutive six-month purchase periods beginning on March 1 and September 1 of each year. Unless otherwise provided by the Board of Directors prior to the commencement of an offering period, the price at which stock was purchased under the plan for such offering period was equal to 85% of the lesser of the fair market value of the common stock on the first day of such offering period or the last day of the purchase period of such offering period. During the years ended June 30, 2003, 2004 and 2005, 34,560 shares, 40,919 shares and 39,017 shares, respectively, of common stock were purchased under this plan. From Inception to June 30, 2005, 231,491 shares were purchased under this plan. The Employee Stock Purchase plan was terminated effective March 1, 2005.
      Stock Purchase Warrants Issued for Services — In August 2002, the Company issued a warrant to SBI USA, LLC for investment banking services. The warrant entitled the holder to purchase up to 2,000,000 shares of common stock at $0.75 per share through August 23, 2003. As a result of the issuance of this warrant the Company recorded $159,000 in selling, general and administrative expenses which represents the fair value of the warrants. Subsequently, in February 2003, by mutual agreement of both parties this warrant was canceled.
      In December 2002, the Company issued warrants in connection with an agreement for public and investor relations services. Under the terms of this agreement, the holder was entitled to purchase up to 600,000 shares of common stock at $0.75 per share through December 19, 2004. As a result of this agreement the Company recorded $163,000 in selling, general and administrative expenses during the year ended June 30, 2003 which represented the fair value of the warrants. At June 30, 2005 none of these warrants were outstanding.
      In February 2003, the Company issued warrants to two individuals who performed public and investor relations services. Under the terms of this agreement, the holders were entitled to purchase up to 100,000 shares of common stock at $0.50 through February 4, 2004. As a result of this agreement, the Company recorded $13,000 in selling, general and administrative expenses during the year ended June 30,

AASTROM BIOSCIENCES, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003 which represented the fair value of the warrants. At June 30, 2005 none of these warrants were outstanding.
      In June 2003, the Company agreed, subject to a placement agreement to issue a warrant to purchase up to 97,595 shares of common stock at $0.91 through June 6, 2005. A placement was completed in June 2003. The estimated fair value of these warrants was $54,000 and they were recorded as common stock issuance costs during the year ended June 30, 2003. At June 30, 2005 none of these warrants were outstanding.
      In August 2003, the Company issued warrants to two individuals who performed public and investor relations services. Under the terms of this agreement, the holders were entitled to purchase up to 100,000 shares of common stock for $0.50 through August 4, 2004. As a result of this agreement the Company recorded $53,000 in selling, general and administrative expenses during the year ended June 30, 2004 which represented the fair value of the warrants. At June 30, 2005, none of these warrants were outstanding.
      The fair value of all warrants issued in fiscal year 2003 were determined at the date of grant using the Black-Scholes option-pricing model at an expected stock price volatility of 120% and risk-free interest rates that ranged from 1.25% to 1.87%. The fair value of all warrants issued in fiscal year 2004 were determined at the date of grant using the Black-Scholes option-pricing model at an expected stock price volatility of 120% and a risk-free interest rate of 1.26%. These warrants were issued in private transactions to investors who agreed to acquire the warrants for investment purposes, such that the transactions were exempt from shareholder approval and registration pursuant to Section 4(2) of the Securities Act.
      Stock Purchase Warrants — In July 2003, the Company issued 5,058,824 shares of common stock to multiple private placement investors, for gross proceeds of approximately $4,300,000. As part of this transaction, the Company issued warrants to the private placement investors, exercisable for 4 years, or until July 9, 2007, to purchase up to 1,264,706 shares of common stock at $1.23, as well as warrants to purchase up to 1,011,765 shares of common stock at $1.50 per share prior to October 31, 2003. These later warrants expired unexercised. In addition, warrants to purchase 303,529 shares of common stock were issued to a private placement agent, exercisable for 4 years, or until July 9, 2007, at a price of $1.23. At June 30, 2005, warrants to purchase up to 1,014,706 shares of common stock pursuant to these warrants remained outstanding.
      In April 2004, the Company issued 8,000,000 shares of common stock through a registered direct offering to institutional investors, for gross proceeds of approximately $9,100,000. As part of this transaction, the Company issued warrants to the institutional investors, exercisable for 5 years, or until April 5, 2009, subject to mandatory exercise at the Company’s option, in certain circumstances of stock price escalation after April 5, 2006, to purchase up to 2.4 million shares of common stock at an exercise price of $1.65 per share. In addition, the Company issued warrants to the placement agent, exercisable for 5 years, or until April 5, 2009, subject to mandatory exercise at the Company’s option, in certain circumstances of stock price escalation after April 5, 2005, to purchase up to 560,000 shares of common stock at an exercise price of $1.65 per share. At June 30, 2005, warrants to purchase up to 2.4 million shares of common stock pursuant to these warrants remained outstanding.
      In October 2004, the Company issued 8,264,463 shares of common stock through a registered direct offering to institutional investors, for aggregate gross cash proceeds of approximately $10,000,000. As part of this transaction, the Company issued warrants to the institutional investors, exercisable from April 28, 2005 through October 27, 2008, to purchase up to 2,066,116 shares of common stock at an exercise price of $1.74 per share. In addition, the Company issued warrants to the placement agent, exercisable from April 28, 2005 through October 27, 2008, to purchase up to 495,868 shares of common stock at an exercise price of $1.74 per share. At June 30, 2005, warrants to purchase up to 1,838,843 shares of common stock pursuant to these warrants remained outstanding.

AASTROM BIOSCIENCES, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Common Shares Reserved — As of June 30, 2005, the Company has reserved shares of common stock for future issuance as follows:

Issuance under stock option and stock purchase plans	14,411,240
Issuance under stock purchase warrants	5,253,549

19,664,789

      No cash dividends have been declared or paid by the Company since its inception.
4.     Income Taxes
      A reconciliation of income taxes computed using the federal statutory rate to the taxes reported in our consolidated statements of operations is as follows:

	Year Ended June 30,

	2003	2004	2005

Loss before income taxes	$9,579,000	$10,488,000	$11,811,000
Federal statutory rate	34%	34%	34%
Taxes computed at federal statutory Rate	(3,257,000)	(3,566,000)	(4,015,000)
State taxes, net of federal taxes	—	—	(354,000)
Increase (decrease) in taxes from:
Stock compensation	114,000	145,000	(80,000)
Other, net	5,000	5,000	(85,000)
Valuation allowance	3,138,000	3,416,000	4,534,000

Reported income taxes	$—	$—	$—

      Deferred tax assets consist of the following:

	June 30,

	2004	2005

Net operating loss carryforwards	$16,650,000	$21,200,000
Research and development credit carryforwards	485,000	685,000
Inventories	451,000	435,000
Property and equipment	(145,000)	130,000
Other, net	(84,000)	100,000

Total deferred tax assets	17,357,000	22,550,000
Valuation allowance	(17,357,000)	(22,550,000)

Net deferred tax assets	$—	$—

      Due to the historical losses incurred by the Company, a full valuation allowance for deferred tax assets has been provided. If the Company achieves profitability, these deferred tax assets may be available to offset future income taxes.
      The Company has issued shares of common stock in prior years, which resulted in multiple ownership changes under Section 382 of the Internal Revenue Code. Consequently, the utilization of net operating loss and tax credit carryforwards is significantly limited due to the multiple ownership changes, which have occurred. Such limitations may result in these carryforwards expiring before the Company utilizes them. At

AASTROM BIOSCIENCES, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005 the Company estimates the maximum Federal tax net operating loss and tax credit carryforwards, which could be utilized, were $57,200,000 and $700,000, respectively, which will expire from 2006 through 2026, if not utilized. The Company’s ability to utilize its net operating loss and tax credit carryforwards may become subject to further annual limitation in the event of future change in ownership.

5.	Licenses, Royalties and Collaborative Agreements and Commitments
      University of Michigan — In August 1989, the Company entered into a research agreement with the University of Michigan (the University). In March 1992, and as provided for under the research agreement, the Company also entered into a license agreement for the technology developed under the research agreement. The license agreement, as amended, provides for a royalty to be paid to the University equal to 2% of net sales of products containing the licensed technology sold by the Company. Such royalties have totaled approximately $4,400 since inception.
      Corning Incorporated — In December 2002, the Company entered into an agreement with Corning Incorporated that granted them an exclusive sublicense relating to the Company’s cell transfection technology. Under the terms of the agreement, the Company retains exclusive rights to the applications of the technologies involving cells for therapeutic applications. The sublicense agreement also provided for the Company to receive an up-front fee of $10,000 and a one-time fee of $50,000 due thirty days after the one-year anniversary of the effective date of the agreement. The upfront fee was received in fiscal year 2003 and the anniversary fee was received in fiscal year 2004. These fees were recorded as research and development agreements revenue. In addition, the agreement provides for future royalty payments on net sales of licensed products sold under the sublicense amounting to 5% of such sales up to $50 million. However, the Company does not expect to receive material revenue from this source for several years, if ever.
      Musculoskeletal Transplant Foundation — In June 2003, the Company entered into a strategic alliance with Musculoskeletal Transplant Foundation (MTF) to jointly develop and commercialize treatments for the regeneration of tissues such as bone and cartilage. Under the terms of the alliance, the companies will provide each other with rights to their technologies for treatments and products that are based on combinations of MTF’s matrices and Aastrom’s TRCs. The companies will share in development and clinical trial expenses for these treatment approach products, and will adopt a coordinated promotion and marketing strategy for future products.
      Manufacture, Supply and Other Agreements — The Company has entered into various agreements relating to the manufacture of its products and the supply of certain components. Pursuant to one such agreement, the Company made annual renewal payments of $1,000,000, due in advance, in March of each year during the initial term of the agreement, which ended in 2001. The license agreement was extended through March 2003, with no additional annual renewal fees due. If the manufacturing or supply agreements expire or are otherwise terminated, the Company may not be able to identify and obtain ancillary materials that are necessary to develop our product and such expiration and termination could have a material affect on our business.

6.	Operating Lease and Purchase Order Commitments
      As of June 30, 2005, the Company leases its office and research facility under a month-to-month operating lease. Rent expense for the years ended June 30, 2003, 2004 and 2005, was $602,000, $616,000 and $626,000, respectively, and $5,705,000 for the period from Inception to June 30, 2005.
      As of June 30, 2005, the Company has open purchase order commitments totaling $247,000.

AASTROM BIOSCIENCES, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Employee Savings Plan
      The Company has a 401(k) savings plan that allows participating employees to contribute up to 15% of their salary, subject to annual limits and minimum qualifications. The Board may, at its sole discretion, approve Company matching contributions to the plan. The Company has made contributions of $109,000, $121,000 and $137,000 for the years ended June 30, 2003, 2004 and 2005, respectively and $513,000 for the period from Inception to June 30, 2005.

8.	Quarterly Financial Data (Unaudited)

Year Ended June 30, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Revenues	$187,000	$374,000	$252,000	$96,000	$909,000
Loss from operations	(2,709,000)	(2,550,000)	(3,553,000)	(3,605,000)	(12,417,000)
Net loss	(2,649,000)	(2,453,000)	(3,349,000)	(3,360,000)	(11,811,000)
Net loss per common share	(.03)	(.03)	(.03)	(.03)	(.13)

Year Ended June 30, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Revenues	$300,000	$376,000	$416,000	$210,000	$1,302,000
Loss from operations	(2,886,000)	(2,440,000)	(2,528,000)	(2,803,000)	(10,657,000)
Net loss	(2,838,000)	(2,403,000)	(2,500,000)	(2,747,000)	(10,488,000)
Net loss per common share	(.04)	(.03)	(.03)	(.03)	(.14)
      The summation of quarterly earnings per share computations may not equate to the year-end computation as the quarterly computations are performed on a discrete basis.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      There are none to report.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures were effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13(a) — 15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2005 and concluded that it was effective.
      Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting and management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005, and has expressed unqualified opinions thereon in their report which appears under Item 8.
Changes in Internal Control over Financial Reporting
      During our fourth quarter of fiscal 2005 there were no changes made in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      Not applicable.

PART III
      Certain information required by Part III is omitted from this Report, and is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2005 Annual Meeting of Shareholders to be held on November 2, 2005.

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
      The information relating to ownership of our equity securities by certain beneficial owners and management is incorporated by reference to the Proxy Statement as set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions
      The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the captions “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation in Compensation Decisions.”

Item 14.	Principal Accountant Fees and Services
      The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm”.

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

R. Douglas Armstrong, Ph.D.
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: September 9, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on September 9, 2005 by the following persons in the capacities indicated.

Signature	Title

/s/ R. Douglas Armstrong, Ph.D. R. Douglas Armstrong, Ph.D.	Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Gerald D. Brennan, Jr. Gerald D. Brennan, Jr.	Vice President Administrative and Financial Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Linda M. Fingerle Linda M. Fingerle	Director

/s/ Timothy M. Mayleben Timothy M. Mayleben	Director

/s/ Stephen G. Sudavar Stephen G. Sudavar	Director

/s/ Susan L. Wyant Susan L. Wyant	Director

EXHIBIT INDEX

Number		Notes

3.1		D	Restated Articles of Incorporation of Aastrom, as amended

3.2			Bylaws, as amended.

10	.1#	A	Form of Indemnification Agreement.

10	.2#	A	Amended and Restated 1992 Incentive and Non-Qualified Stock Option Plan and forms of agreements thereunder.

10	.3#	A	1996 Outside Directors Stock Option Plan and forms of agreements thereunder.

10	.20#	A	Form of Employment Agreement.

10.21		A	License Agreement, dated July 17, 1992, between J.G. Cremonese and Aastrom and related addenda thereto dated July 14, 1992 and July 7, 1993.

10.26		A	License Agreement, dated March 13, 1992, between Aastrom and the University of Michigan and amendments thereto dated March 13, 1992, October 8, 1993 and June 21, 1995.

10	.27#	A	Employee Proprietary Information and Invention Agreement, effective June 1, 1991, between Aastrom and R. Douglas Armstrong.

10.70		B	Seventh Amendment to Office Lease.

10	.72#	B	Aastrom Biosciences 2001 Stock Option Plan.

10.76		C	Master Supply Agreement with Astro Instrumentation, LLC

10.77		E	Supply Agreement between Aastrom and Moll Industries, Inc., dated December 16, 2003

10	.78#	F	Employment Agreement with James Cour dated June 11, 2004.

10	.79#	F	Employment Agreement with Janet Hock dated September 1, 2004.

10	.80#	F	Employment Agreement with R. Douglas Armstrong dated August 27, 2004.

10	.81#	F	Amended and Restated Employment Agreement with Brian Hampson dated August 27, 2004.

10	.82#	F	2004 Omnibus Equity Incentive Plan.

10	.83#	G	Employment Agreement with Robert Bard dated March 1, 2005.

10	.84#		Form of Option and Restricted Stock Award Agreements for Grants under 2004 Omnibus Equity Incentive Plan.

10.85			Employee Compensation Guidelines.

10	.86#		Employment Agreement with Gerald D. Brennan, Jr. dated June 10, 2005.

10.87			Amendment dated December 5, 2002 to License Agreement with the University of Michigan.

21			Subsidiaries of Registrant.

23.1			Consent of Independent Registered Public Accounting Firm.

31			Rules 13a-14(a) and 14d-14(a) Certifications.

32			Section 1350 Certifications.

A	Incorporated by reference to Aastrom’s Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.

B	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2002.

C	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2003.

D	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

E	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2004.

F	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

G	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

#	Management contract or compensatory plan or arrangement covering executive officers or directors of Aastrom.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Years Ended June 30,

	2003	2004	2005

Allowance for Doubtful Accounts:
Balance at beginning of year	$34,000	$31,000	$7,000
Additions charged to income	—	4,000	9,000
Write-offs, net of recoveries	(3,000)	(28,000)	—

Balance at end of year	$31,000	$7,000	$16,000

	Years Ended June 30,

	2003	2004	2005

Reserve for Obsolescence and Excess Inventories:
Balance at beginning of year	$202,000	$950,000	$1,203,000
Additions charged to income	748,000	253,000	9,000
Reductions(1)	—	—	(39,000)

Balance at end of year	$950,000	$1,203,000	$1,173,000

(1)	Reflects the elimination of reserve upon the sale of the related inventories.