Form 10-Q
period 2005-09-30
AASTROM BIOSCIENCES INC
filed 2005-11-09
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number	0-22025

AASTROM BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Michigan	94-3096597

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

24 Frank Lloyd Wright Dr.
P.O. Box 376
Ann Arbor, Michigan	48106

(Address of principal executive offices)	(Zip code)
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes - ☑ No - ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE (Class)	102,994,884 Outstanding at November 8, 2005

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q
September 30, 2005

			Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited

	a)	Consolidated Condensed Balance Sheets as of June 30, 2005 and September 30, 2005	3

	b)	Consolidated Condensed Statements of Operations for the three months ended September 30, 2004 and 2005 and for the period from March 24, 1989 (Inception) to September 30, 2005	4

	c)	Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 2004 and 2005 and for the period from March 24, 1989 (Inception) to September 30, 2005	5

	d)	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk		31
Item 4.	Controls and Procedures		31

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings		32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		32
Item 3.	Defaults Upon Senior Securities		32
Item 4.	Submission of Matters to a Vote of Security Holders		32
Item 5.	Other Information		32
Item 6.	Exhibits		32

SIGNATURES			33

EXHIBIT INDEX			34
EXHIBIT 3.1
EXHIBIT 31
EXHIBIT 32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2005	2005
Assets

CURRENT ASSETS:

Cash and cash equivalents	$14,408,000	$23,107,000
Short-term investments	18,006,000	6,055,000
Receivables, net	193,000	169,000
Inventories	116,000	21,000
Other current assets	421,000	874,000

Total current assets	33,144,000	30,226,000

PROPERTY AND EQUIPMENT, NET	753,000	1,100,000

Total assets	$33,897,000	$31,326,000

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$533,000	$872,000
Accrued employee benefits	336,000	437,000

Total current liabilities	869,000	1,309,000

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized — 150,000,000; shares issued and outstanding — 102,328,785 and 102,910,318, respectively	158,703,000	159,180,000
Deficit accumulated during the development stage	(125,675,000)	(129,163,000)

Total shareholders’ equity	33,028,000	30,017,000

Total liabilities and shareholders’ equity	$33,897,000	$31,326,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			March 24, 1989
	Three months ended		(Inception) to
	September 30,		September 30,
	2004	2005	2005
REVENUES:
Product sales and rentals	$15,000	$15,000	$1,133,000
Research and development agreements	—	—	2,105,000
Grants	172,000	165,000	8,213,000

Total revenues	187,000	180,000	11,451,000

COSTS AND EXPENSES:
Cost of product sales and rentals	15,000	5,000	559,000
Cost of product sales and rentals — provision for obsolete and excess inventory	—	—	2,239,000
Research and development	1,567,000	1,953,000	102,596,000
Selling, general and administrative	1,314,000	2,016,000	41,505,000

Total costs and expenses	2,896,000	3,974,000	146,899,000

LOSS FROM OPERATIONS	(2,709,000)	(3,794,000)	(135,448,000)

OTHER INCOME (EXPENSE):
Other income	—	—	1,249,000
Interest income	60,000	306,000	6,271,000
Interest expense	—	—	(267,000)

Total other income	60,000	306,000	7,253,000

NET LOSS	$(2,649,000)	$(3,488,000)	$(128,195,000)

COMPUTATION OF NET LOSS PER SHARE APPLICABLE TO COMMON SHARES:

NET LOSS	$(2,649,000)	$(3,488,000)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(.03)	$(.03)

Weighted average number of common shares outstanding (Basic and Diluted)	82,738,000	102,483,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 24, 1989
	Three months ended		(Inception) to
	September 30,		September 30,
	2004	2005	2005
OPERATING ACTIVITIES:
Net loss	$(2,649,000)	$(3,488,000)	$(128,195,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	35,000	68,000	3,806,000
Loss on property held for resale	—	—	110,000
Amortization of discounts and premiums on investments	—	(49,000)	(660,000)
Stock compensation expense	—	195,000	1,779,000
Inventory write downs and reserves	—	—	2,239,000
Stock issued pursuant to license agreement	—	—	3,300,000
Provision for losses on accounts receivable	—	—	165,000
Changes in assets and liabilities:
Receivables	(75,000)	24,000	(379,000)
Inventories	(244,000)	95,000	(2,356,000)
Other current assets	(465,000)	(453,000)	(853,000)
Accounts payable and accrued expenses	219,000	339,000	872,000
Accrued employee benefits	2,000	101,000	437,000

Net cash used for operating activities	(3,177,000)	(3,168,000)	(119,735,000)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73,000)
Purchase of short-term investments	—	—	(88,062,000)
Maturities of short-term investments	—	12,000,000	82,667,000
Property and equipment purchases	(87,000)	(415,000)	(4,073,000)
Proceeds from sale of property held for resale	—	—	400,000

Net cash used for investing activities	(87,000)	11,585,000	(9,141,000)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	51,647,000
Net proceeds from issuance of common stock	1,333,000	282,000	98,028,000
Repurchase of common stock	—	—	(49,000)
Payments received for stock purchase rights	—	—	3,500,000
Payments received under shareholder notes	—	—	31,000
Principal payments under capital lease obligations	—	—	(1,174,000)

Net cash provided by financing activities	1,333,000	282,000	151,983,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,931,000)	8,699,000	23,107,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,926,000	14,408,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,995,000	$23,107,000	$23,107,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(A development stage company)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
     Aastrom Biosciences, Inc. was incorporated in March 1989 (Inception), began employee-based operations in 1991, and is in the development stage. The Company operates its business in one reportable segment — research and product development, conducted both on its own behalf and on a limited basis in connection with various collaborative research and development agreements with others, involving the development of proprietary cell-based therapeutics for tissue regeneration.
     Successful future operations are subject to several technical and business risks, including satisfactory product development, obtaining regulatory approval and market acceptance for its products and the Company’s continued ability to obtain future funding.
     The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. While management believes available cash, cash equivalents and short-term investments are adequate to finance currently planned activities beyond the end of fiscal year 2006 (ending June 30, 2006), the Company will need to raise additional funds in order to complete its product development programs, complete clinical trials needed to market its products, and commercialize additional product candidates. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success include: the rate and degree of progress for its product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the U.S., EU and other countries, the liquidity and market volatility of the Company’s equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would negatively impact its business, financial condition and results of operations.
2. Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year or for any other period.
     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K for the year ended June 30, 2005, as filed with the Securities and Exchange Commission.
     The consolidated financial statements include the accounts of Aastrom and its wholly-owned subsidiaries, Aastrom Biosciences GmbH, located in Berlin, Germany and Aastrom Biosciences, Ltd., located in Dublin, Ireland (collectively, the “Company”). All significant inter-company transactions and accounts have been eliminated in consolidation. These subsidiaries have limited operations and are not significant to the consolidated financial statements.
3. Share-Based Compensation
     In November 2004, the shareholders approved the 2004 Omnibus Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides incentives through the grant of stock options (including indexed options), stock appreciation rights, restricted stock purchase rights, restricted stock awards, restricted stock units and deferred stock units. The exercise price of stock options granted under the 2004 Plan shall not be less than the fair market value of the shares on the date of grant. The 2004 Plan replaced the 2001 Stock Option Plan and no new awards will be granted under the 2001 Stock Option Plan. However, any shares that are issuable upon expiration or cancellation of options previously granted under the 2001 Stock Option Plan will be available for future grants under the 2004 Plan. As of September 30, 2005, 3,912,962 shares of common stock are reserved for issuance under the 2004 Plan.
     On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R revised SFAS 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its graded vesting employee stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the “modified prospective” method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at July 1, 2005 and all grants made on or after July 1, 2005 have been included in the Company’s determination of stock-based compensation expense for the quarter ended September 30, 2005. The Company has not restated its operating results for the quarter ended September 30, 2004 to reflect charges for the fair value of stock-based arrangements.
     The fair value of each employee and director grant of options to purchase common stock is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the quarter ended September

30, 2005: 1) risk-free interest rate of 4.0%; 2) expected dividend yield of 0%; 3) expected holding period of 6.6 years based on the simplified method provided for in SEC Staff Accounting Bulleting No. 107 for “plain vanilla options”; 4) expected volatility of 102%; and, 5) an estimated forfeiture rate of 10% of the options granted. The fair value of restricted common stock grants is measured based upon the quoted market price of the Company’s common stock on the date of grant.
     On September 30, 2005 we had one share-based compensation plan. The compensation costs charged as operating expense for grants under the plan were approximately $195,000 for the three months ended September 30, 2005. No tax benefit was recognized related to share-based compensation expense since we have never reported taxable income and we have established a full valuation allowance to offset all of the potential tax benefits associated with our deferred tax assets. In addition, no amounts of share-based compensation cost were capitalized as part of fixed assets or inventory for the periods presented.
     During the quarter ended September 30, 2005 we granted 296,017 shares of restricted common stock and 144,000 options to purchase common stock, to employees and directors of the Company. The weighted average grant-date fair value of shares of restricted common stock granted during the three months ended September 30, 2005 was $2.39.
     A summary of option activity under the plan as of September 30, 2005, and changes during the three months then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Options	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at July 1, 2005	4,085,953	$1.55
Granted	144,000	$2.91
Exercised	(279,105)	$.94
Forfeited or expired	—	—
Outstanding at September 30, 2005	3,950,848	$1.64	7.2	$3,632,000
Exercisable at September 30, 2005	1,797,483	$1.90	6.0	$1,334,000
     A summary of the status of the Company’s non-vested shares as of September 30, 2005 is presented below:

		Weighted Average
Nonvested Options	Shares	Grant Date Fair Value
Nonvested at July 1, 2005	2,303,082	$1.26
Granted	144,000	$2.91
Vested	(293,718)	$.88
Forfeited	—	—
Nonvested at September 30, 2005	2,153,365	$1.43

     As of September 30, 2005 there was approximately $1,766,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (options and restricted shares) granted under the plan. That cost is expected to be recognized over a weighted-average period of 4.2 years.
     Prior to July 1, 2005, the Company accounted for employee stock-based grants under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” for the quarter ended September 30 2004:

		September 30,
		2004

Reported net loss		$(2,649,000)
Add:	Stock-based employee compensation expense included in reported net loss, net of related tax effects	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(166,000)

Pro forma net loss		$(2,815,000)

Net loss per common share (basic and diluted):
	As reported	$(0.03)
	Pro forma	$(0.03)
4. Shareholders’ Equity
     During the quarter ended September 30, 2005, the Company issued 285,516 shares of common stock as part of the employee stock option plans and the Direct Stock Purchase Plan, for net cash proceeds of $282,000 and issued 296,017 shares of restricted common stock to employees under the 2004 Equity Incentive Plan.
5. Net Loss Per Common Share
     Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares, consisting of options, warrants for the purchase of common stock and unvested restricted shares of common stock, are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the periods ended September 30, 2004 and 2005 is approximately 10,708,000 and 9,500,000, respectively.
6. Short-Term Investments and Restricted Investments
     Short-term investments consist of highly rated corporate debt securities with original maturities of over three months and less than one year. Short-term investments are classified as available-for-sale, and are presented at market value, with unrealized gains and losses on investments reflected as a component of shareholders’ equity. There were no unrealized gains or losses as of September 30, 2004 or 2005. Interest earned on available-for-sale securities is included in interest income.
     Included in other current assets at both June 30, 2005 and September 30, 2005 are $92,000, of bank certificates of deposit which serve as collateral for certain potential European Value Added Taxes.
7. Property and Equipment
     During fiscal year 2005, the Company acquired equipment that it intends to use in the future in a specialized facility under the Company’s control, for the production of human cells. The cost of this equipment is $111,000 and has been included in property and equipment at September 30, 2005. The equipment will be depreciated over its useful life when the equipment is placed into service.
8. Reclassification
     To conform prior period amounts to current year classifications, the Company has reclassified interest receivable of $5,000 at September 30, 2004 to other current assets. Interest receivable at September 30, 2005 is $138,000. This reclassification had no impact on the Company’s previously reported current assets, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Aastrom
     We are a development stage company focused on the development of the ex vivo production and sale of proprietary human cell products for use in cell therapy and tissue regeneration. Our pre-clinical and clinical product development programs utilize bone marrow-derived adult stem and progenitor cell mixtures being investigated for aiding in the growth of tissues such as bone, vascular tissue and cartilage, as well as blood and immune system cells. We currently operate our business in one reportable segment — research and product development, conducted both on our own behalf and on a limited basis in connection with various collaborative research and development agreements with others, involving the development of proprietary cell-based therapeutics.
     In the expanding fields of cell therapy and tissue regeneration, we are developing proprietary adult bone marrow cell-based products, some of which are now in the clinical stage, for the regenerative repair of damaged human tissues and other medical disorders. Our lead products contain Tissue Repair Cells (TRCs), which are a unique mixture of bone marrow-derived adult stem and progenitor cells, produced outside of the body or “ex vivo” from a small amount of bone marrow taken from the patient. In clinical trials involving over 200 patients, our TRCs have been demonstrated to be safe and reliable, and appeared to regenerate certain normal healthy human tissues.
     We have also developed our proprietary AastromReplicell®System, which is a patented, integrated system of instrumentation and single-use consumable kits for the commercial production of human cells. The AastromReplicell System was developed to provide a manufacturing platform for our proprietary cell products, such as our TRCs. The AastromReplicell System technology has also been applied to the production of dendritic cells and dendritic cell vaccines for third parties requiring automated cell production supporting GMP (Good Manufacturing Practice) compliance. Since this third-party development activity is minimal at present, active development and marketing activities targeting developers of dendritic cells and dendritic cell vaccines have been halted.
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
     Our primary business model is to establish a core infrastructure for the manufacturing and distribution of TRC cell products for use in multiple therapeutic indications. Initially, we intend to pursue TRC based cell products for the following therapeutic areas:

•	Local bone regeneration for fractures, spinal fusion, and jaw bone reconstruction

•	Vascular (blood vessel) regeneration in limb ischemia resulting from complications of diabetes and other diseases
     In the future, we may develop and/or support the development by third parties of products for other areas such as cartilage regeneration, cardiac tissue regeneration, and dendritic cell based vaccines.
     We do not have the sales and/or marketing organization that will be needed to commercialize our therapeutic products. We intend to seek commercialization partnerships with other companies who have these capability, as well as to develop our own ability to either support these relationships and, if necessary, to complete some pilot level of sales and marketing activity ourselves.
     In the EU, our business development activities are aided through our small, wholly-owned subsidiaries located in Dublin, Ireland and Berlin, Germany.
     Since our inception, we have been in the development stage and engaged in research and product development, conducted principally on our own behalf, but also in connection with various collaborative research and development agreements with others. Our initial business plan was to pursue the bone marrow transplantation markets. At approximately the same time (late fiscal year 1999) that we intended to commence our initial pilot-scale product launch in the EU of the AastromReplicell System with the SC-I kit, data was released at international meetings that resulted in the majority of the patients who would otherwise have been candidates for the SC-I product, to no longer require the use of the product. This loss of market for the SC-I caused us to reorganize our operations and suspend all external activities in October 1999, pending the receipt of additional funding and the completion of the reorganization process. We expanded the capabilities of the AastromReplicell System to include dendritic cell production and initiated pilot marketing activities for the CE Marked DC-I, DCV-I and the DCV-II products. However, only minimal and intermittent revenue has been generated from these products, and as a result it is no longer a priority area for us. Therefore, we have eliminated our marketing efforts promoting the AastromReplicell System as a stand-alone product. Rather our current focus is on utilizing the AastromReplicell System technology in our cell manufacturing facilities to support various TRC development programs. At such time as we satisfy applicable regulatory approval requirements, we expect the sales of our TRC cell products to constitute nearly all of our product sales revenues.
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

     To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue obtaining required capital in a similar manner. As a development-stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. This is not likely to occur until we obtain significant additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through, September 30, 2005, we have accumulated losses of approximately $128 million. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.
Clinical Development
     Currently, our clinical trials are focused on the utilization of our TRCs in the areas of bone regeneration and vascular regeneration in limb ischemia resulting from diabetes and other diseases.
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
     The U.S. Phase I/II clinical trial for the treatment of severe long bone non-union fractures is being actively conducted under an FDA-approved Investigational New Drug (IND) application, at multiple centers with enrollment of up to 20 patients. Enrollment is open for this trial at the following sites: Lutheran General Hospital, Park Ridge, IL, the University of Michigan Health System, Ann Arbor, MI, William Beaumont Hospital, Royal Oak, MI, Lutheran Medical Center, Brooklyn, NY and the University of Nebraska Medical Center, Omaha, NE. We have accrued and treated the initial 20 patients identified in the original IND and are continuing required follow-up of those patients. An amendment to the IND, adding an additional 16 patients was approved by the FDA and we are continuing to enroll patients into this study.
     The studies in the EU were initiated at centers in Spain and Germany, under Ethical Committee approvals. These Phase I/II or “proof of concept” type clinical trials for the use of TRCs in bone grafting of long bone non-union fractures are under protocols specific to their individual sites, and these protocols have differences compared to the U.S. clinical trial protocol. The differences generally relate to the type of carrier matrix, or material, that our

TRCs are mixed with prior to the application at the bone repair site. There are also differences in the type of clinical injury being treated among the U.S., Spain and Germany trial sites.
     Results from the feasibility clinical trial in Spain have been disclosed. The report stated that all of the patients treated with our TRCs exhibited clinical and functional healing, with 5 of 6 treatments showing bone regeneration at the fracture site as determined by radiographic imaging by 6 months. The trial, conducted at Hospital General de l’Hospitalet, Centro Médico Teknon and Hospital de Barcelona-SCIAS, accrued 5 patients, with one patient receiving treatment for two separate fractures, for a total of 6 different treatments. All patients had severe non-union fractures of a long bone (3 tibia, 2 humeri, 1 clavicle), which had failed to heal in previous standard of care treatments. The patients all underwent open surgery to apply a metal plate internal fixation (replacing previous failed fixation) and our TRCs, to aid in the local bone regeneration. The TRCs were mixed with synthetic commercial matrix and an autologous fibrin, and applied directly at the fracture site. There are ongoing post-surgical evaluations of all patients using standard clinical and radiographic evaluations of the healing fracture site. When these results were disclosed, two of the patients had been evaluated for more than one year after surgery, and a third patient had been monitored for more than 8 months. No complications or treatment-associated adverse effects have been observed. We were granted permission by the Spanish Drug Agency (AEMPS) to commence another non-union fracture bone graft trial in Spain. Two patients at the German site, who had been previously treated for leg lengthening (osteogenic distraction) that did not form bone, also did not exhibit new bone formation after the experimental TRC therapy.
     The expanded U.S. and new Spanish clinical studies will evaluate the TRCs produced without the use of exogenous growth factors or cytokines.
     With the safety and bone regeneration results obtained from the fracture trials, we initiated a jaw (maxilla) bone regeneration clinical trial for patients in need of a sinus lift procedure for dental implants at the site in Spain. This trial has enrolled the targeted 5 patients for the evaluation of bone regeneration resulting from TRCs compared with a standard bone grafting procedure. Each patient was treated with both procedures, in different locations of the maxilla. Initial results from this trial are expected by the end of calendar year 2005.
     We also have entered into a clinical trial agreement with the Heart & Diabetes Center located in Bad Oeynhausen, Germany to complete a pilot trial to evaluate the safety and potential beneficial effect of TRCs on the vasculature of diabetic patients with limb ischemia. An approved Investigational Medicinal Product Dossier (IMPD) and the cell manufacturing license now required in Germany have been obtained by the clinical site. This trial has initiated patient enrollment and treatment.
     We are preparing clinical studies to evaluate TRCs in the fusion of the spine vertebrae through new bone growth, for separate trials in the U.S. and the EU.
     The preliminary results of our pre-pivotal trials may not be indicative of results that will be obtained from subsequent patients in the trials or from more extensive trials. Further, our pre-pivotal or pivotal trials may not be successful, and we may not be able to obtain the required Biologic License Application (BLA) registration in the U.S. or required foreign regulatory approvals (Marketing Authorization) for our TRCs in a timely fashion, or at all. See “Certain Business Considerations.”
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
     Revenue recognition — We generate revenue from grants and research agreements, collaborative agreements, product sales and licensing arrangements. Revenue from grants and research agreements is recognized on a cost reimbursement basis consistent with the performance requirements of the related agreements. Revenue from collaborative agreements is recognized when the scientific or clinical results stipulated in the agreement have been met and there are no other ongoing obligations on our part. We recognize revenue from product sales when title to the product transfers and there are no remaining obligations that will affect the customer’s final acceptance of the sale. If there are remaining obligations, including training and installation (which we believe to be significant), we do not recognize revenue until completion of these obligations. We recognize revenue from licensing fees under licensing agreements and rental revenue when there are no future performance obligations remaining with respect to such fees. Payments received before all obligations are fulfilled are classified as deferred revenue.
     Revenues include rental revenue of $0 for the quarters ended September 30, 2004 and 2005 and $93,000 for the period from Inception to September 30, 2005. This revenue was generated from AastromReplicell System rental agreements that have since expired or have been terminated. Based upon our current business strategy we do not expect to generate rental revenues in future periods.
     Accounts receivable — We make estimates evaluating collectibility of accounts receivable. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based on any specific customer collection issues we have identified. While such credit issues have not been significant, there can be no assurance that we will continue to experience the same level of credit losses in the future. As of September 30, 2005, our allowance for doubtful accounts was $16,000.
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
AastromReplicell System (ARS) Inventories — Based upon market conditions and our historical experience with the ARS product line, the carrying value of our aggregate ARS inventories is reduced if such inventories are held in excess of twelve months without sale because the probability-weighted selling price of the aggregate inventories declines after inventory has been on-hand for more than twelve months. We continue to reduce the aggregate carrying value of ARS inventories over the ensuing six months if the inventories are not sold. The carrying value of ARS inventories under evaluation at potential customer sites are not reduced so long as the estimated selling price (less selling costs) exceeds the carrying value of the inventories under evaluation. In accordance with this policy the carrying value of our ARS inventories was reduced to zero as of June 30, 2005 and remains at zero as of September 30, 2005. Based upon our current business strategy, we do not expect to generate revenues from the sale of ARS inventories in future periods.
Cell Cassette and Base Medium Inventories — We maintain cell cassette and base medium inventories for sale to existing customers and clinical sites. We evaluate the net realizable value of these inventories considering expected future sales quantities, prices and timing, and considering the limited shelf life of these inventories.
     These critical accounting policies should be read in conjunction with our consolidated financial statements and related notes and this discussion of our results of operations, as well as in conjunction with our audited financial statements contained in our 2005 Annual Report on Form 10-K.
Results of Operations
     Total revenues for the first quarter ended September 30, 2005 were $180,000, which consisted of grant revenues and product sales, compared to total revenues of $187,000 for the same period in fiscal year 2005. Product sales for the quarter ended September 30, 2005 remained unchanged at $15,000 compared to the same period in fiscal year 2005. This revenue was generated from therapy kit sales for clinical trials and research by others. Prior to fiscal year 2005 (ending June 30, 2005), we generated limited revenue from our AastromReplicell System either through customer sales or rental agreements. Based upon our current business strategy and we have limited our marketing efforts promoting the AastromReplicell System technology as a stand-alone product. Our current focus is on utilizing the AastromReplicell System to manufacture our TRC cell products. At such time as we satisfy applicable regulatory approval requirements, we expect the sales of our TRC cell products to constitute nearly all of our product sales revenues.
     Grant revenues decreased slightly to $165,000 for the quarter ended September 30, 2005 compared to $172,000 for the quarter ended September 30, 2004. This decrease is the result of slightly lower grant program activities; however, we continue to pursue grant-funded programs. Grant revenues accounted for 92% of total revenues for both quarters ended September 30, 2005 and 2004 and are recorded on a cost-reimbursement basis. Grant revenues may vary in any period based on timing of grant awards, grant-funded activities, level of grant funding and number of grant awards received.
     Total costs and expenses increased to $3,974,000 for the quarter ended September 30, 2005, compared to $2,896,000 for the quarter ended September 30, 2004.
     Costs and expenses include an increase in research and development expenses to $1,953,000 for the quarter ended September 30, 2005 from $1,567,000 for the quarter ended September 30, 2004. This increase reflects continued expansion of our research activities to support product utility and future regulatory submissions, product development activities in the area of tissue regeneration, development of centralized facilities for product manufacturing and distribution processes, and on-going and planned bone grafting and vascular repair trials in the U.S. and EU. Research and development expenses for the quarter ended September 30, 2005, also include a non-cash charge of $78,000 relating to the adoption of SFAS 123R on July 1, 2005, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.
     Selling, general and administrative costs increased for the quarter ended September 30, 2005 to $2,016,000 from $1,314,000 for the quarter ended September 30, 2004. This increase is due to additional employee costs of approximately $325,000 that include: bonuses paid to certain employees, an accrual for future performance bonuses and the salary and fringe benefits for a marketing director position that was vacant during the quarter ended September 30, 2004. Costs also increased for the quarter ended September 30, 2005 by approximately $211,000 due to additional required activities for financial internal controls compliance and certification. In addition, selling, general and administrative expenses for the quarter ended September 30, 2005, included a non-cash charge of $118,000 relating to the adoption of SFAS 123R on July 1, 2005.
     Cost and expenses for the quarter ended September 30, 2005 included a decrease in the cost of product sales to $5,000 compared to $15,000 for the quarter ended September 30, 2004.
     With the adoption of SFAS 123R, we expect an increase in our non-cash operating expenses for employee share-based compensation in all future periods.
     Interest income was $306,000 for the quarter ended September 30, 2005 compared to $60,000 for the same period in fiscal year 2005. The fluctuations in interest income are due primarily to corresponding changes in the level of cash, cash equivalents and short-term investments during the periods and improved yields from our investments in 2005.
     Aastrom’s net loss was $3,488,000 or $.03 per common share for the quarter ended September 30, 2005 compared to $2,649,000, or $.03 per common share for the same period in 2004. The increase in net loss is primarily the result of increased costs and expenses offset on a per share basis by an increase in the weighted average number of common shares outstanding resulting from sale of our common shares to investors in fiscal year 2005
     Our major ongoing research and development programs are focused on the development of bone marrow-derived adult stem and progenitor cells — TRCs — for use in orthopedic indications (bone grafting, spine fusion, and jaw bone reconstruction) and for use in vascular system regeneration. Clinical trials using TRCs are underway in both the U.S. and the EU to evaluate bone formation in patients with long bone fractures, and clinical trials are underway in the EU to evaluate bone formation in the jaw (maxilla) bone. An EU clinical trial for the treatment of limb ischemia resulting from peripheral vascular disease is also enrolling patients. We are developing clinical protocols to evaluate TRCs in the fusion of spine vertebrae through new bone growth in separate trials in the U.S. and the EU. All of these potential product applications use TRCs created by our proprietary process and device technologies. We are also completing other research and development activities using our TRCs that are intended to improve the functionality for certain clinical indications, to improve shelf life, and to decrease the cost of manufacturing our TRC products. We are also exploring the capability of TRCs to generate various types of human tissues, such as bone, vascular, cartilage and cardiac tissues. Research and development expenses outside of the TRC program consist primarily of immunotherapy programs, engineering and cell manufacturing.
     The following table summarizes our research and development expenses for the first fiscal quarter in our current and most recently completed fiscal years:

	September 30,
R&D Project	2004	2005

TRCs	$1,284,000	$1,698,000
Other	283,000	255,000

Total	$1,567,000	$1,953,000

     Because of the uncertainties of clinical trials and the evolving regulatory requirements applicable to TRCs, estimating the completion dates or cost to complete our major research and development program would be highly speculative and subjective. The risks and uncertainties associated with developing our products, including significant and changing governmental regulation and the uncertainty of future clinical study results, are discussed in greater detail in the “Any changes in the governmental regulatory classifications of our products could prevent, limit or delay our ability to market and develop our products,” “Our inability to complete our product development activities successfully would severely limit our ability to operate or finance operations,” and “We must successfully complete our clinical trials to be able to market certain of our products,” sections under the heading “Certain Business Considerations” of this report. The potentially lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, will require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain when any net cash inflow from products validated under our major research and development project, if any, will commence.
Liquidity and Capital Resources
     We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through September 30, 2005, have totaled approximately $159 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.
     Our combined cash, cash equivalents and short-term investments totaled $29,162,000 at September 30, 2005, a decrease of $3,252,000 from June 30, 2005. During the quarter ended September 30, 2005, the primary source of cash, cash equivalents and short-term investments was from equity transactions from the employee stock option plans and the Direct Stock Purchase Plan, with net proceeds of $282,000. The primary uses of cash, cash equivalents and short-term investments during the year ended September 30, 2005 included $3,168,000 to finance our operations and working capital requirements, and $415,000 in capital equipment additions for cell manufacturing and laboratory equipment.
     We expect that our total capital expenditures for the fiscal year ended June 30, 2006 to be approximately $1,046,000 primarily for the acquisition of cell manufacturing and laboratory equipment. We expect our monthly cash utilization to average approximately $1.5 million per month for fiscal year 2006.
     Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. We do not expect to generate positive cash flow from operations for at least the next several years due to expected spending for research and development programs and the cost of commercializing our product candidates. We intend to seek additional funding through research and development agreements or grants, distribution and marketing agreements and through public or private debt or equity financing transactions. Successful future operations are subject to both technical and business risks, including our continued ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for our products among others.
     We expect that our available cash and expected interest income will be sufficient to finance currently planned activities beyond the end of fiscal year 2006 (ending June 30, 2006). These estimates are based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption “Certain Business Considerations”, included herein. In order to grow and expand our business, and to introduce our product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private funding, will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock, continued market listing of our common stock and economic conditions affecting the public markets. If our common stock is delisted from The Nasdaq SmallCap Market, the liquidity of our common stock could be impaired, and prices for the shares of our common stock could be lower than might otherwise prevail.
     If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse affect on our business. See “Business Risks” and “Notes to Consolidated Financial Statements” in our 2005 Annual Report on Form 10-K and “Notes to Consolidated Financial Statements” and “Certain Business Considerations” included herein.
Certain Business Considerations
Our past losses and expected future losses cast doubt on our ability to operate profitably.
     We were incorporated in 1989 and have experienced substantial operating losses since inception. As of September 30, 2005, we have incurred cumulative net losses totaling approximately $128 million. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and the AastromReplicell System, general and administrative expenses, and the prosecution of patent applications. We expect to incur significant operating losses at least until, and probably after, product sales increase, primarily owing to our research and development programs, including pre-clinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components, and raising sufficient cash to fund our operating activities. In addition, we may not be able to achieve or sustain profitability.
Failure to obtain and maintain required regulatory approvals would severely limit our ability to sell our products.
     We must obtain the approval of the FDA before commercial sales of our cell product candidates may commence in the U.S., which we believe will ultimately be the largest market for our products. We will also be required to obtain additional approvals from various foreign regulatory authorities to initiate sales activities of cell products in those jurisdictions, such as the EU. If we cannot demonstrate the safety, reliability and efficacy of our cell product candidates, or of the cells produced in our device products, we may not be able to obtain required regulatory approvals. If we cannot demonstrate the safety or efficacy of our technologies and product candidates, or if one or more patients die or suffer severe complications, the FDA or other regulatory authorities could delay or withhold regulatory approval of our product candidates.
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
     The FDA establishes regulatory requirements based on the classification of a product. Although the AastromReplicell System is currently considered to be unregulated manufacturing equipment in the U.S., the FDA may reconsider this and ultimately choose to regulate the AastromReplicell System under another category. Because our product development programs are designed to satisfy the standards applicable to medical devices and biological licensure for our cellular products, any change in the regulatory classification or designation would affect our ability to obtain FDA approval of our products. The AastromReplicell System is used to produce different cell mixtures, and each of these cell mixtures (such as our TRCs) may, under current regulations be regulated as a biologic product, which requires a BLA.
     New EU Directives (laws) have become effective, and have influenced the requirements for manufacturing cell products and the conduct of clinical trials. These changes have delayed or in some cases temporarily halted clinical trials of cellular products in the EU. Recent changes and annexes to the European Union Medicinal Products Prime Directive shifted patient-derived cells to the medicinal products category, which will require Marketing Authorization(s) in order to market and sell these products. These new laws may delay some of our current planned clinical trials with Tissue Repair Cells in the EU, and will require clinical trials with data submission and review by one or more European regulatory bodies. There is uncertainty as to the level of trials and data needed and because of the recent nature of these regulations; there is no established precedent to understand the timeline or other requirements for Marketing Authorization.

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
     The market price of shares of our common stock has been volatile, ranging in closing price between $0.92 and $4.05 during the twelve month period ended September 30, 2005. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:
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
     We rely solely on third parties such as Astro, Moll and Cambrex to manufacture or supply certain of our devices/manufacturing equipment, as well as component parts and other materials used in the cell product manufacturing process. We would not be able to obtain alternate sources of supply for many of these items on a short-term basis. If any of our key manufacturers or suppliers fail to perform their respective obligations or if our supply of components or other materials is limited or interrupted, we would not be able to conduct clinical trials or market our product candidates on a timely and cost-competitive basis, if at all.
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
     Our AastromReplicell Systems is designed to improve and automate the processes for producing cells used in therapeutic procedures. Even if we are able to demonstrate improved or equivalent results, the cost or process of treatment and other factors may cause researchers and practitioners to not use our products and we could suffer a competitive disadvantage. As a result, we may be unable to recover the net book value of our inventories. Finally, to the extent that others develop new technologies that address the targeted application for our products, our business will suffer.
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
     We face an inherent business risk of exposure to product liability claims in the event that the use of the AastromReplicell System and/or TRCs during clinical trials, including clinical trials, or after commercialization, results in adverse events. As a result, we may incur significant product liability exposure, which could exceed existing insurance coverage. We may not be able to maintain adequate levels of insurance at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims would increase our operating loss and affect our financial condition.

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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we are required to furnish a report by our management on our internal control over financial reporting. That report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. That report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls. If in the future we are unable to assert that our internal control over financial reporting is effective as of the end of the then current fiscal year (or, if our independent registered public accounting firm are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a negative effect on our stock price and our ability to raise capital.
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
     These business considerations, and others, are discussed in more detail and should be read in conjunction with the “Certain Business Considerations” discussed in our 2005 Annual Report of Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of September 30, 2005, our cash and cash equivalents included money market securities and short-term investments included short-term corporate debt securities with original maturities of less than twelve months. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
     Our sales to customers in foreign countries are denominated in Euros. Our vendors, employees and clinical sites in countries outside the U.S. are typically paid in Euros. However, such expenditures have not been significant to date. Accordingly, we are not directly exposed to significant market risks from currency exchange rate fluctuations. We believe that the interest rate risk related to our accounts receivable is not significant. We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectibility and establishment of appropriate allowances in connection with our internal controls and policies. We do not enter into hedging transactions and do not purchase derivative instruments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation, under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures were effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Changes in Internal Control over Financial Reporting
     During our first quarter of fiscal 2006, there were no changes made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AASTROM BIOSCIENCES, INC.
Date: November 8, 2005	/s/ R. Douglas Armstrong
R. Douglas Armstrong, Ph.D.
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 8, 2005	/s/ Gerald D. Brennan, Jr.
Gerald D. Brennan, Jr.
Vice President Administrative & Financial Operations, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Company, as amended
3.2 *	Bylaws, as amended
31	Rules 13a-14(a) and 14(d)-14a Certifications
32	Section 1350 Certifications

*	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.