Form 10-Q
period 2005-12-31
AASTROM BIOSCIENCES INC
filed 2006-02-09
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005,
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes - ☑ No - ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer - ☐ Accelerated filer - ☑ Non-accelerated filer - ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE (Class)	103,366,136 Outstanding at February 7, 2006

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q
December 31, 2005

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited

	a) Consolidated Condensed Balance Sheets as of June 30, 2005 and December 31, 2005	3

	b) Consolidated Condensed Statements of Operations for the three and six months ended December 31, 2004 and 2005 and for the period from March 24, 1989 (Inception) to December 31, 2005	4

	c) Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 2004 and 2005 and for the period from March 24, 1989 (Inception) to December 31, 2005	5

	d) Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	34
Item 6.	Exhibits	34

SIGNATURES		35

EXHIBIT INDEX		36
EXHIBIT 10.88
EXHIBIT 10.89
EXHIBIT 31
EXHIBIT 32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2005
Assets

CURRENT ASSETS:

Cash and cash equivalents	$14,408,000	$18,225,000
Short-term investments	18,006,000	8,000,000
Receivables, net	193,000	123,000
Inventories	116,000	5,000
Other current assets	421,000	499,000

Total current assets	33,144,000	26,852,000

PROPERTY AND EQUIPMENT, NET	753,000	1,124,000

Total assets	$33,897,000	$27,976,000

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$533,000	$730,000
Accrued employee benefits	336,000	635,000

Total current liabilities	869,000	1,365,000

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized – 200,000,000; shares issued and outstanding – 102,328,785 and 103,360,588, respectively	158,703,000	159,916,000
Deficit accumulated during the development stage	(125,675,000)	(133,305,000)

Total shareholders’ equity	33,028,000	26,611,000

Total liabilities and shareholders’ equity	$33,897,000	$27,976,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					March 24, 1989
	Three months ended		Six months ended		(Inception) to
	December 31,		December 31,		December 31,
	2004	2005	2004	2005	2005
REVENUES:
Product sales and rentals	$212,000	$42,000	$227,000	$57,000	$1,175,000
Grants	162,000	75,000	334,000	240,000	8,288,000
Research and development agreements	—	—	—	—	2,105,000

Total revenues	374,000	117,000	561,000	297,000	11,568,000

COSTS AND EXPENSES:
Cost of product sales and rentals	39,000	4,000	54,000	9,000	563,000
Cost of product sales and rentals — provision for obsolete and excess inventory	—	—	—	—	2,239,000
Research and development	1,596,000	2,195,000	3,163,000	4,148,000	104,791,000
Selling, general and administrative	1,289,000	2,257,000	2,603,000	4,273,000	43,762,000

Total costs and expenses	2,924,000	4,456,000	5,820,000	8,430,000	151,355,000

LOSS FROM OPERATIONS	(2,550,000)	(4,339,000)	(5,259,000)	(8,133,000)	(139,787,000)

OTHER INCOME (EXPENSE):
Other income	—	—	—	—	1,249,000
Interest income	97,000	197,000	157,000	503,000	6,468,000
Interest expense	—	—	—	—	(267,000)

Other income	97,000	197,000	157,000	503,000	7,450,000

NET LOSS	$(2,453,000)	$(4,142,000)	$(5,102,000)	$(7,630,000)	$(132,337,000)

NET LOSS PER SHARE (Basic and Diluted)	$(.03)	$(.04)	$(.06)	$(.07)

Weighted average number of shares outstanding (Basic and Diluted)	89,485,000	102,681,000	86,112,000	102,582,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 24, 1989
	Six months ended		(Inception) to
	December 31,		December 31,
	2004	2005	2005
OPERATING ACTIVITIES:
Net loss	$(5,102,000)	$(7,630,000)	$(132,337,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	72,000	148,000	3,886,000
Loss on property held for resale	—	—	110,000
Amortization of discounts and premiums on investments	—	(72,000)	(683,000)
Stock compensation expense	—	501,000	2,085,000
Inventory write downs and reserves	—	—	2,239,000
Stock issued pursuant to license agreement	—	—	3,300,000
Provision for losses on accounts receivable	—	—	165,000
Changes in assets and liabilities:
Receivables	(127,000)	70,000	(333,000)
Inventories	28,000	111,000	(2,340,000)
Other current assets	(480,000)	(78,000)	(478,000)
Accounts payable and accrued expenses	118,000	197,000	730,000
Accrued employee benefits	14,000	299,000	635,000

Net cash used for operating activities	(5,477,000)	(6,454,000)	(123,021,000)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73,000)
Purchase of short-term investments	(10,000,000)	(8,000,000)	(96,062,000)
Maturities of short-term investments	—	18,078,000	88,745,000
Property and equipment purchases	(204,000)	(519,000)	(4,177,000)
Proceeds from sale of property held for resale	—	—	400,000

Net cash (used for) provided by investing activities	(10,204,000)	9,559,000	(11,167,000)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	51,647,000
Net proceeds from issuance of common stock	11,343,000	712,000	98,458,000
Repurchase of common stock	—	—	(49,000)
Payments received for stock purchase rights	—	—	3,500,000
Payments received under shareholder notes	—	—	31,000
Principal payments under capital lease obligations	—	—	(1,174,000)

Net cash provided by financing activities	11,343,000	712,000	152,413,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,338,000)	3,817,000	18,225,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,926,000	14,408,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,588,000	$18,225,000	$18,225,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(A development stage company)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
     Aastrom Biosciences, Inc. was incorporated in March 1989 (Inception), began employee-based operations in 1991, and is in the development stage. The Company operates its business in one reportable segment – research and product development, conducted both on its own behalf and on a limited basis in connection with various collaborative research and development agreements with others, involving the development of proprietary cell-based therapeutics for tissue regeneration.
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
2. Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended December 31, 2005, are not necessarily indicative of the results to be expected for the full year or for any other period.
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
3. Share-Based Compensation
     In November 2004, the shareholders approved the 2004 Omnibus Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides incentives through the grant of stock options (including indexed options), stock appreciation rights, restricted stock purchase rights, restricted stock awards, restricted stock units and deferred stock units. The exercise price of stock options granted under the 2004 Plan shall not be less than the fair market value of the shares on the date of grant. The 2004 Plan replaced the 2001 Stock Option Plan and no new awards will be granted under the 2001 Stock Option Plan. However, any shares that are issuable upon expiration or cancellation of options previously granted under the 2001 Stock Option Plan will be available for future grants under the 2004 Plan. As of December 31, 2005, 3,980,572 shares of common stock are reserved for issuance under the 2004 Plan.
     On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R revised SFAS 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its graded vesting employee stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the “modified prospective” method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at July 1, 2005 and all grants made on or after July 1, 2005 have been included in the Company’s determination of stock-based compensation expense for the three and six months ended December 31, 2005. The Company has not restated its operating results for the three and six months ended December 31, 2004 to reflect charges for the fair value of employee stock-based arrangements.

     The fair value of each employee and director grant of options to purchase common stock is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the quarter ended December 31, 2005: 1) risk-free interest rate of 4.5%; 2) expected dividend yield of 0%; 3) expected holding period of 6.6 years based on the simplified method provided for in SEC Staff Accounting Bulleting No. 107 for “plain vanilla options”; 4) expected volatility of 110%; and, 5) an estimated forfeiture rate of 10% of the options granted. The fair value of restricted common stock grants is measured based upon the quoted market price of the Company’s common stock on the date of grant.
     On December 31, 2005 we had one share-based compensation plan. The compensation costs charged as operating expense for grants under the plan were approximately $189,000 and $384,000 for the three and six months ended December 31, 2005, respectively. No tax benefit was recognized related to share-based compensation expense since we have never reported taxable income and we have established a full valuation allowance to offset all of the potential tax benefits associated with our deferred tax assets. In addition, no amounts of share-based compensation cost were capitalized as part of fixed assets or inventory for the periods presented.
     During the quarter ended December 31, 2005 we granted 38,700 shares of restricted common stock and 120,000 options to purchase common stock, to directors of the Company. The weighted average grant-date fair value of shares of restricted common stock granted during the three months ended December 31, 2005 was $2.23. The compensation costs charged as operating expenses for restricted stock was $117,000 for the three and six months ended December 31, 2005.
     A summary of option activity under the plan as of December 31, 2005, and changes during the six months then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Options	Shares	Exercise Price	Contractual Term	Intrinsic Value
Oustanding at July 1, 2005	4,085,953	$1.55
Granted	144,000	$2.91
Exercised	(279,105)	$.94
Forfeited or expired	—	—
Outstanding at September 30, 2005	3,950,848	$1.64	7.2	$3,632,000

Granted	120,000	$2.23
Exercised	(194,406)	$.79
Forfeited or expired	(262,815)	$1.94
Outstanding at December 31, 2005	3,613,627	$1.69	7.1	$2,542,000
Exercisable at December 31, 2005	1,679,171	$1.88	6.0	$1,030,000

     A summary of the status of the Company’s non-vested shares as of December 31, 2005 is presented below:

		Weighted Average
Non-vested Options	Shares	Grant Date Fair Value
Non-vested at July 1, 2005	2,303,082	$1.26
Granted	144,000	$2.91
Vested	(293,718)	$.88
Forfeited	—	—
Non-vested at September 30, 2005	2,153,365	$1.43

Granted	120,000	$2.23
Vested	(184,094)	$1.02
Forfeited	(154,815)	$1.32
Non-vested at December 31, 2005	1,934,456	$1.52
     As of December 31, 2005 there was approximately $1,767,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (options and restricted shares) granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.4 years.
     Prior to July 1, 2005, the Company accounted for employee stock-based grants under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” for the quarter and six months ended December 31, 2004:

	Quarter Ended		Six Months Ended
	December 31, 2004		December 31, 2004
Reported net loss	$(2,453,000)		$(5,102,000)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—		—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(122,000)		(288,000)

Pro forma net loss	$(2,575,000)	#	$(5,390,000)

Net loss per common share:
As reported	$(0.03)		$(0.06)
Pro forma	$(0.03)		$(0.06)

4. Shareholders’ Equity
     During the six months ended December 31, 2005, the Company issued 491,203 shares of common stock as part of the employee stock option plans and the Direct Stock Purchase Plan and 205,883 shares of common stock in connection with the exercise of certain warrants previously issued to investors, for net cash proceeds of $712,000. The Company also issued 354,917 shares of restricted common stock to employees and directors under the 2004 Equity Incentive Plan.
5. Net Loss Per Common Share
     Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares, consisting of options, warrants for the purchase of common stock and unvested restricted shares of common stock, are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the three and six months ended December 31, 2004 and 2005 is approximately 12,734,000 and 9,016,000, respectively.
6. Short-Term Investments and Restricted Investments
     Short-term investments consist of highly rated corporate debt securities with original maturities of over three months and less than one year. Short-term investments are classified as available-for-sale, and are presented at market value, with unrealized gains and losses on investments reflected as a component of shareholders’ equity. There were no unrealized gains or losses as of December 31, 2004 or 2005. Interest earned on available-for-sale securities is included in interest income.
     Included in other current assets at both June 30, 2005 and December 31, 2005 are $92,000 and $93,000, respectively, of bank certificates of deposit which serve as collateral for certain potential European Value Added Taxes.
7. Property and Equipment
     During fiscal year 2005, the Company acquired equipment that it intends to use in the future in a specialized facility under the Company’s control, for the production of human cells. The cost of this equipment is $111,000 and has been included in property and equipment at December 31, 2005. The equipment will be depreciated over its useful life when the equipment is placed into service.
8. Reclassification
     To conform prior period amounts to current year classifications, the Company has reclassified interest receivable of $35,000 at December 31, 2004 to other current assets. Interest receivable at December 31, 2005 is $57,000. This reclassification had no impact on the Company’s previously reported current assets, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Aastrom
     We are a development stage company focused on the development of the ex vivo production and sale of proprietary human cell products for use in cell therapy and tissue regeneration. Our pre-clinical and clinical product development programs utilize bone marrow-derived adult stem and progenitor cell mixtures being investigated for aiding in the growth of tissues such as bone, vascular tissue and joints, as well as blood and immune system cells. We currently operate our business in one reportable segment – research and product development, conducted both on our own behalf and on a limited basis in connection with various collaborative research and development agreements with others, involving the development of proprietary cell-based therapeutics for tissue regeneration.
     In the expanding fields of cell therapy and tissue regeneration, we are developing proprietary adult bone marrow cell-based products, some of which are in the clinical stage, for the regenerative repair of damaged human tissues and other medical disorders. Our lead products are called “Tissue Repair Cells” (TRCs), a unique mixture of bone marrow-derived adult stem and progenitor cells, produced outside of the body or “ex vivo” from a small amount of bone marrow taken from the patient. In clinical trials involving over 200 patients, our TRCs have been demonstrated to be safe and reliable, and appeared to regenerate certain normal healthy human tissues.
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
     Our primary business model is to establish a core infrastructure for the manufacturing and distribution of TRC cell products for use in multiple therapeutic indications. Currently, we intend to pursue TRC based cell products for the following therapeutic areas:

•	Local bone regeneration for indications such as non-union fractures, spinal fusion, jaw bone reconstruction and osteonecrosis

•	Vascular (blood vessel) regeneration in limb ischemia resulting from complications of diabetes and other vascular diseases such as cardiac tissue repair
     In the future, we may develop and/or support the development by third parties of products for other areas such as cartilage regeneration and dendritic cell based vaccines.
     We do not have the sales and/or marketing organization that will be needed to commercialize our therapeutic products. We intend to seek commercialization partnerships with other companies who have these capabilities, as well as to develop our own ability to either support these relationships and, if necessary, to complete some pilot level of sales and marketing activity ourselves.
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
     We do not expect to generate positive cash flows from our consolidated operations for at least the next several years and then only if more significant TRC cell product sales commence. Until that time, we expect that our revenue sources will consist of only minor sales of our cell products such as TRCs, and our dendritic cell kits to academic and commercial research centers, grant revenue and research funding, and potential licensing fees, or other financial support from potential future corporate collaborators.

     To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue obtaining required capital in a similar manner. As a development-stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. This is not likely to occur until we obtain significant additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through, December 31, 2005, we have accumulated a net loss of approximately $132 million. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.
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
     The U.S. Phase I/II clinical trial for the treatment of severe long bone non-union fractures is being actively conducted under an FDA-approved Investigational New Drug (IND) application, at multiple centers (Lutheran General Hospital, Park Ridge, IL, the University of Michigan Health System, Ann Arbor, MI, William Beaumont Hospital, Royal Oak, MI, Lutheran Medical Center, Brooklyn, NY and the University of Nebraska Medical Center, Omaha, NE) with enrollment of up to 20 patients. We have accrued and treated the initial 20 patients identified in the original IND and are continuing required follow-up of those patients. An amendment to the IND, adding an additional 16 patients, was approved by the FDA and we are continuing to enroll patients into this study at the same medical centers.
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

     Results from the feasibility clinical trial in Spain were disclosed in May 2005. The report stated that all of the patients treated with our TRCs exhibited clinical and functional healing, with 5 of 6 treatments showing bone regeneration at the fracture site as determined by radiographic imaging by 6 months. The trial, conducted at Hospital General de l’Hospitalet, Centro Médico Teknon and Hospital de Barcelona-SCIAS, accrued 5 patients, with one patient receiving treatment for two separate fractures, for a total of 6 different treatments. All patients had severe non-union fractures of a long bone (3 tibia, 2 humeri, 1 clavicle), which had failed to heal in previous standard of care treatments. The patients all underwent open surgery to apply a metal plate internal fixation (replacing previous failed fixation) and our TRCs, to aid in the local bone regeneration. The TRCs were mixed with synthetic commercial matrix and autologous platelet-poor plasma, and applied directly at the fracture site. There are ongoing post-surgical evaluations of all patients using standard clinical and radiographic evaluations of the healing fracture site. When the initial results were disclosed, two of the patients had been evaluated for more than one year after surgery, and a third patient had been monitored for more than 8 months. These patients are now 18 months post-TRC treatment, and no complications or treatment-associated adverse effects have been observed. All six patient treatments have resulted in bone growth and healing. We were granted permission by the Spanish Drug Agency (AEMPS) to commence another non-union fracture bone graft trial in Spain. This trial is actively enrolling patients and can accrue up to 10 patients.
     Two patients at the German site, who had been previously treated for leg lengthening (osteogenic distraction) that did not form bone, did not exhibit new bone formation after the experimental TRC therapy. Post hoc laboratory analyses after the surgeries showed that with the mixing protocol in place at the time, it was unlikely that significant numbers of cells were transferred to the patient, which may or may not have contributed to the treatment result. The procedures have been updated, and the protocol remains open for patient accrual.
     The expanded U.S. and new Spanish clinical studies will evaluate the TRCs produced without the use of exogenous growth factors or cytokines.
     Using the safety and bone regeneration results obtained from the fracture trials, we initiated a jaw (maxilla) bone regeneration clinical feasibility trial in Barcelona, Spain to recruit edentulous patients with severe bone loss who needed a sinus lift procedure to increase bone so that dental implants could be placed. Each patient acted as their own control, with acellular graft placed on one side and acellular graft plus TRCs on the other side. This trial enrolled the targeted 5 patients for the evaluation of bone regeneration resulting from TRCs compared with a standard bone grafting procedure. An interim report was completed and disclosed in December 2005 showing that the treatments that included TRCs had reduced swelling, and significant height increase of the bone in the grafted area as determined by radiographic images. Histologic observations made on tissue sections adjacent to the grafted area showed changes consistent with stimulation of bone turnover and induction of new connective tissue.
     We entered into a clinical trial agreement with the Heart & Diabetes Center located in Bad Oeynhausen, Germany to complete a pilot trial to evaluate the safety and potential beneficial effect of TRCs on the vasculature of diabetic patients with limb ischemia. An approved Investigational Medicinal Product Dossier (IMPD) and the cell manufacturing license now required in Germany have been obtained by the clinical site. This trial has initiated patient enrollment and treatment. An unexpected finding in the first patients treated with TRCs was a decrease in marrow cellularity of the bone marrow aspirate of diabetic patients older than 60 years. Despite this, there were sufficient TRCs produced to enable treatment of two of the patients.
     We recently announced the initiation of a clinical study in the U.S., and are preparing for a clinical study in the EU, to evaluate TRCs in the fusion of the spine vertebrae through new bone formation for patients with degenerative spondylolithesis. Bone does not form spontaneously in this surgical procedure, so these trials will serve as proof-of-concept for this type of clinical situation in humans. This will be the first study in which bone marrow aspirates will be harvested from patients with a degenerative bone disease.
     We are also preparing for a clinical study in the EU to evaluate TRCs as a treatment for another degenerative bone disease called osteonecrosis. Few treatment options are available for patients, though recent third-party experiments have indicated some success when the degenerated tissue is cleaned out of the femoral head and large volumes of bone marrow are inserted. Our planned study will substitute our TRCs for the large volumes of bone marrow as a potential treatment for osteonecrosis.
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
     Revenue recognition – We generate revenue from grants and research agreements, collaborative agreements, product sales and licensing arrangements. Revenue from grants and research agreements is recognized on a cost reimbursement basis consistent with the performance requirements of the related agreements. Revenue from collaborative agreements is recognized when the scientific or clinical results stipulated in the agreement have been met and there are no other ongoing obligations on our part. We recognize revenue from product sales when title to the product transfers and there are no remaining obligations that will affect the customer’s final acceptance of the sale. If there are remaining obligations, including training and installation (which we believe to be significant), we do not recognize revenue until completion of these obligations. We recognize revenue from licensing fees under licensing agreements and rental revenue when there are no future performance obligations remaining with respect to such fees. Payments received before all obligations are fulfilled are classified as deferred revenue.
     Revenues include rental revenue of $0 for the quarters and six months ended December 31, 2004 and 2005 and $93,000 for the period from Inception to December 31, 2005. This revenue was generated from AastromReplicell System rental agreements that have since expired or have been terminated. Based upon our current business strategy we do not expect to generate rental revenues in future periods.
     Accounts receivable – We make estimates evaluating collectibility of accounts receivable. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based on any specific customer collection issues we have identified. While such credit issues have not been significant, there can be no assurance that we will continue to experience the same level of credit losses in the future. As of December 31, 2005, our allowance for doubtful accounts was $16,000.
     Inventories – We value our inventories that consist primarily of the AastromReplicell System and our disposable cell production cassettes and base medium, at the lower of cost (specific identification using the first in, first out method) or market. We regularly review inventory quantities on hand and record a provision to write down excess inventories to their estimated net realizable value.
     AastromReplicell System (ARS) Inventories – Based upon market conditions and our historical experience with the ARS product line, the carrying value of our aggregate ARS inventories is reduced if such inventories are held in excess of twelve months without sale because the probability-weighted selling price of the aggregate inventories declines after inventory has been on-hand for more than twelve months. We continue to reduce the aggregate carrying value of ARS inventories over the ensuing six months if the inventories are not sold. The carrying value of ARS inventories under evaluation at potential customer sites are not reduced so long as the estimated selling price (less selling costs) exceeds the carrying value of the inventories under evaluation. In accordance with this policy the carrying value of our ARS inventories was reduced to zero as of June 30, 2005 and remains at zero as of December 31, 2005. Based upon our current business strategy, we will not generate revenues from the sale of ARS inventories in future periods.
     Cell Cassette and Base Medium Inventories – We maintain cell cassette and base medium inventories for sale to existing customers and clinical sites. We evaluate the net realizable value of these inventories considering expected future sales quantities, prices and timing, and considering the limited shelf life of these inventories.
     These critical accounting policies should be read in conjunction with our consolidated financial statements and related notes and this discussion of our results of operations, as well as in conjunction with our audited financial statements contained in our 2005 Annual Report on Form 10-K.
Results of Operations
     Total revenues, consisting of product sales and grant funding, for the quarter and six months ended December 31, 2005 were $117,000 and $297,000, respectively, compared to $374,000 and $561,000 for the same periods in fiscal year 2005.
     Product sales decreased for the quarter and six months ended December 31, 2005 to $42,000 and $57,000, respectively, from $212,000 and $227,000 for the same periods in fiscal year 2005. The decreases in product revenue are the result of reduced volume of therapy kit sales for clinical trials and research by others. Prior to fiscal year 2005 (ending June 30, 2005), we generated limited revenue from our AastromReplicell System either through customer sales or rental agreements. Based upon our current business strategy, we are not marketing the AastromReplicell System technology as a stand-alone product. Our current focus is on utilizing the AastromReplicell System to manufacture our TRC cell products. At such time as we satisfy applicable regulatory approval requirements, we expect the sales of our TRC cell products to constitute nearly all of our product sales revenues.
     Grant revenues decreased for the quarter and six months ended December 31, 2005 to $75,000 and $240,000, respectively, from $162,000 and $334,000 for the same periods in fiscal year 2005. These decreases are the result of lower grant program activities; however, we continue to pursue grant-funded programs. Grant revenues accounted for 81% of total revenues for the six months ended December 31, 2005, compared to 60% for the same period in fiscal year 2005 and are recorded on a cost-reimbursement basis. Grant revenues may vary in any period based on timing of grant awards, grant-funded activities, level of grant funding and number of grant awards received.
     Total costs and expenses increased to $4,456,000 for the quarter ended December 31, 2005, compared to $2,924,000 for the quarter ended December 31, 2004.
     Costs and expenses include an increase in research and development expenses to $2,195,000 for the quarter ended December 31, 2005 from $1,596,000 for the quarter ended December 31, 2004. This increase reflects continued expansion of our research activities, including additional staffing requirements, to support future regulatory submissions, on-going and planned bone grafting and vascular repair clinical trials in the U.S. and EU, product development activities in the area of tissue regeneration and development of centralized facilities for product manufacturing and distribution processes. Research and development expenses for the quarter ended December 31, 2005, also include a non-cash charge of $121,000 relating to the adoption of SFAS 123R on July 1, 2005, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.
     Selling, general and administrative costs increased for the quarter ended December 31, 2005 to $2,257,000 from $1,289,000 for the quarter ended December 31, 2004. This increase is due to additional employee costs of approximately $654,000 that include: recruitment and relocation expenses, a bonus paid to an employee, an accrual for future performance bonuses and the salary and fringe benefits for a marketing director position that was vacant during the quarter ended December 31, 2004. Costs also increased for the quarter ended December 31, 2005 by approximately $103,000 due to additional state filing fees required for increasing our authorized common shares and required activities for financial internal controls compliance and certification. In addition, selling, general and administrative expenses for the quarter ended December 31, 2005, included a non-cash charge of $185,000 relating to the adoption of SFAS 123R on July 1, 2005.
     Total costs and expenses for the quarter ended December 31, 2005 included a decrease in the cost of product sales to $4,000 compared to $39,000 for the quarter ended December 31, 2004. The decrease in cost of product sales resulted primarily from inventory of therapy kits that was previously expensed because it was unlikely to be sold.
     Total costs and expenses increased to $8,430,000 for the six months ended December 31, 2005, compared to $5,820,000 for the six months ended December 31, 2004.
     Costs and expenses include an increase in research and development expenses to $4,148,000 for the six months ended December 31, 2005 from $3,163,000 for the six months ended December 31, 2004, reflecting increased costs in research activities, product and clinical development, manufacturing processes, regulatory submissions and additional staffing requirements to support our TRC cell product programs. Research and development expenses for the six months ended December 31, 2005, also include a non-cash charge of $199,000 relating to the adoption of SFAS 123R on July 1, 2005, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.
     Selling, general and administrative costs increased for the six months ended December 31, 2005 to $4,273,000 from $2,603,000 for the six months ended December 31, 2004. This increase reflects additional staffing requirements, bonuses paid to certain employees and an accrual for future performance bonuses. This increase also reflects additional consulting and marketing activities, increased legal costs associated with patent protection and increased costs required for financial internal controls compliance and certification. In addition, selling, general and administrative expenses for the six months ended December 31, 2005, included a non-cash charge of $303,000 relating to the adoption of SFAS 123R on July 1, 2005.
     With the adoption of SFAS 123R, we expect an increase in our non-cash operating expenses for employee share-based compensation in the remaining periods of fiscal year 2006 when compared to fiscal year 2005.

     Interest income was $197,000 and $503,000 for the quarter and six months ended December 31, 2005, respectively, compared to $97,000 and $157,000 for the same periods in fiscal year 2005. The fluctuations in interest income are due primarily to corresponding changes in the level of cash, cash equivalents and short-term investments during the periods and higher yields from our investments in 2005.
     Our net loss was $4,142,000, or $.04 per common share for the quarter ended December 31, 2005 compared to $2,453,000, or $.03 per common share for the quarter ended December 31, 2004. For the six months ended December 31, 2005, our net loss increased to $7,630,000, or $.07 per common share compared to a net loss of $5,102,000, or $.06 per common share for the six months ended December 31, 2004. The increase in net loss is primarily the result of increased costs and expenses offset on a per share basis by an increase in the weighted average number of common shares outstanding resulting from sale of our common shares to investors in fiscal year 2005.
     Our major ongoing research and development programs are focused on the development of bone marrow-derived adult stem, progenitor and immature cells together with their natural stromal support cells – TRCs – for use in orthopedic indications (bone grafting, spine fusion, and jaw bone reconstruction) and for use in vascular regeneration. Clinical trials using TRCs are underway in both the U.S. and the EU to evaluate bone formation in patients with long bone non-union fractures, and as part of spine fusion surgery in degenerative spine disease of adults. A clinical trial in the EU evaluated bone formation in the jaw (maxilla) bone. An EU clinical trial for the treatment of diabetic limb ischemia resulting from peripheral vascular disease is enrolling patients. All of these potential product applications use TRCs created by our proprietary process and device technologies. We are completing other research and development activities using our TRCs that are intended to improve the functionality for certain clinical indications, to improve shelf life, and to decrease the cost of manufacturing of our TRC products. We are exploring the competency of TRCs to generate various types of human tissues, such as bone, vascular, cartilage and cardiac tissues. Research and development expenses outside of the TRC program consist primarily of immunotherapy programs, engineering and cell manufacturing.
     The following table summarizes our research and development expenses for the quarter and six months ended December 31, 2005:

	Quarter Ended December 31,		Six Months Ended December 31,
R&D Project	2004	2005	2004	2005
TRCs	$1,338,000	$1,908,000	$2,622,000	$3,606,000
Other	258,000	287,000	541,000	542,000

Total	$1,596,000	$2,195,000	$3,163,000	$4,148,000

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
Liquidity and Capital Resources
     We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through December 31, 2005, have totaled approximately $160 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.
     Our combined cash, cash equivalents and short-term investments totaled $26,225,000 at December 31, 2005, a decrease of $6,189,000 from June 30, 2005. During the six months ended December 31, 2005, the primary source of cash, cash equivalents and short-term investments was from equity transactions from the employee stock option plans, warrants to purchase common shares to investors and the Direct Stock Purchase Plan, with net proceeds of $712,000. The primary uses of cash, cash equivalents and short-term investments during the six months ended December 31, 2005 included $6,454,000 to finance our operations and working capital requirements, and $519,000 in capital equipment additions for cell manufacturing and laboratory equipment.
     We expect our total capital expenditures for the fiscal year ended June 30, 2006 to be approximately $1,046,000 primarily for the acquisition of cell manufacturing and laboratory equipment. We expect our monthly cash utilization to average approximately $1.5 million per month for the remainder of fiscal year 2006.
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
     We were incorporated in 1989 and have experienced substantial operating losses since inception. As of December 31, 2005, we have incurred a cumulative net loss totaling approximately $132 million. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and the AastromReplicell System, general and administrative expenses, and the prosecution of patent applications. We expect to incur significant operating losses at least until, and probably after, product sales increase, primarily owing to our research and development programs, including pre-clinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components, and raising sufficient cash to fund our operating activities. In addition, we may not be able to achieve or sustain profitability.
Failure to obtain and maintain required regulatory approvals would severely limit our ability to sell our products.
     We must obtain the approval of the FDA before commercial sales of our cell product candidates may commence in the U.S., which we believe will ultimately be the largest market for our products. We will also be required to obtain additional approvals from various foreign regulatory authorities to initiate sales activities of cell products in those jurisdictions, such as the EU. If we cannot demonstrate the safety, reliability and efficacy of our cell product candidates, or of the cells produced in our device products, we may not be able to obtain required regulatory approvals. If we cannot demonstrate the safety and efficacy of our technologies and product candidates, or if one or more patients die or suffer severe complications, the FDA or other regulatory authorities could delay or withhold regulatory approval of our product candidates.
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

     New EU Directives (laws) have become effective, and have influenced the requirements for manufacturing cell products and the conduct of clinical trials. These changes have delayed or in some cases temporarily halted clinical trials of cellular products in the EU. Recent changes and annexes to the European Union Medicinal Products Prime Directive shifted patient-derived cells to the medicinal products category, which will require Marketing Authorization(s) in order to market and sell these products. These new laws may delay some of our current planned clinical trials with TRCs in the EU, and will require clinical trials with data submission and review by one or more European regulatory bodies. There is uncertainty as to the level of trials and data needed and, because of the recent nature of these regulations, there is no established precedent to understand the timeline or other requirements for Marketing Authorization.
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
     We will require substantial capital resources in order to conduct our operations and develop our products and cell manufacturing facilities. We expect that our available cash and interest income will be sufficient to finance currently planned activities beyond the end of fiscal year 2006 (ending June 30, 2006). However, in order to grow and expand our business, and to introduce our new product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. Accordingly, we are continuing to pursue additional sources of financing.
     Our future capital requirements will depend upon many factors, including:
•	continued scientific progress in our research, clinical and development programs

•	costs and timing of conducting clinical trials and seeking regulatory approvals

•	competing technological and market developments

•	our ability to establish additional collaborative relationships

•	the effect of commercialization activities and facility expansions, if and as required
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
     The market price of shares of our common stock has been volatile, ranging in closing price between $1.37 and $4.05 during the twelve month period ended December 31, 2005. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

•	clinical trial results

•	the amount of our cash resources and our ability to obtain additional funding

•	announcements of research activities, business developments, technological innovations or new products by us or our competitors

•	entering into or terminating strategic relationships

•	changes in government regulation

•	disputes concerning patents or proprietary rights

•	changes in our revenues or expense levels

•	public concern regarding the safety, efficacy or other aspects of the products or methodologies we are developing

•	news or reports from other stem cell, cell therapy or tissue engineering companies

•	reports by securities analysts

•	status of the investment markets

•	concerns related to management transitions
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
     Our success depends in large part upon our ability to attract and retain highly qualified scientific and management personnel. We face competition for such personnel from other companies, research and academic institutions and other entities. Further, in an effort to conserve financial resources, we have implemented reductions in our work force on two separate occasions. As a result of these and other factors, we may not be successful in hiring or retaining key personnel. The Company has a key man life insurance policy for R. Douglas Armstrong, Chief Executive Officer and Chairman of Aastrom. On December 28, 2005, we

announced that we would begin a search for a new Chief Executive Officer to succeed R. Douglas Armstrong, Ph.D., who announced his intention to transition out of day-to-day management of the Company. Our inability to replace any lost key employee could harm our operations.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we are required to furnish a report by our management on our internal control over financial reporting. That report must contain, among other matters, an assessment of the design and operating effectiveness of our internal controls over financial reporting as of the end of the fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. That report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls and independent registered public accounting firm’s assessment of the design and operating effectiveness of our system of internal accounting controls over financial reporting. If in the future we are unable to assert that our internal control over financial reporting is effective as of the end of the then current fiscal year (or, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an unqualified opinion on the the design and operating effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a negative effect on our stock price and our ability to raise capital.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of December 31, 2005, our cash and cash equivalents included money market securities and short-term investments including short-term corporate debt securities with original maturities of less than twelve months. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation, under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     During our second quarter of fiscal 2006, there were no changes made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we receive threats or may be subject to litigation matters incidental to our business. However, we are not currently a party to any material pending legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In November 2005 and December 2005, the holders of warrants issued in July 2003 exercised their warrants to purchase 29,412 and 176,471 shares of common stock at $1.23 per share. These shares were sold in private placements to accredited investors and were exempt from registration by reason of Section 4(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders of Aastrom Biosciences, Inc. was held on November 2, 2005.

(b)	At the 2005 Annual Meeting of Shareholders, votes were cast on matters submitted to the shareholders, as follows:

Proposal 1: Election of two directors whose terms expire at the 2008 Annual Meeting of Shareholders.

NOMINEE	FOR	WITHHELD
Timothy M. Mayleben	93,177,169	519,718
Stephen G. Sudovar	93,194,969	501,918
In addition to the election of the above referenced directors, the following individuals continue as directors; R. Douglas Armstrong and Alan L. Rubino, as Class III Directors, whose terms expire at the 2006 Annual Meeting of Shareholders; and Susan L. Wyant as a Class I Director, whose term expires at the 2007 Annual Meeting of Shareholders. As previously disclosed on a Form 8-K filed with the SEC, Robert Zerbe was added to the Board of Directors in January 2006.

Proposal 2: Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending June 30, 2006.

FOR	AGAINST	ABSTAIN
93,395,708	218,389	82,790
Item 5. Other Information
     None.
Item 6. Exhibits
     See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AASTROM BIOSCIENCES, INC.

Date: February 8, 2006	/s/ R. Douglas Armstrong

R. Douglas Armstrong, Ph.D.
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: February 8, 2006	/s/ Gerald D. Brennan, Jr.

Gerald D. Brennan, Jr.
Vice President Administrative & Financial
Operations, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1 *	Restated Articles of Incorporation of the Company, as amended
3.2 **	Bylaws, as amended
10.88	Revised Employment Agreement with with Dr. R. Douglas Armstrong dated December 27, 2005.
10.89	Revised Employment Agreement with James A. Cour dated January 12, 2006.
31	Rules 13a-14(a) and 14(d)-14a Certifications
32	Section 1350 Certifications

*	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2005.

**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.