Form 10-Q
period 2006-03-31
AASTROM BIOSCIENCES INC
filed 2006-05-10
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006,
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

Large accelerated filer - ☐	Accelerated filer - ☑	Non-accelerated filer - ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE (Class)	119,348,571 Outstanding at May 9, 2006

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q
March 31, 2006

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — Unaudited

a) Consolidated Condensed Balance Sheets as of June 30, 2005 and March 31, 2006	3

b) Consolidated Condensed Statements of Operations for the three and nine months ended March 31, 2005 and 2006 and for the period from March 24, 1989 (Inception) to March 31, 2006	4

c) Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 2005 and 2006 and for the period from March 24, 1989 (Inception) to March 31, 2006	5

d) Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6. Exhibits	34

SIGNATURES	35

EXHIBIT INDEX	36
Exhibit 31
Exhibit 32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2005	2006
		(Unaudited)
Assets

CURRENT ASSETS:

Cash and cash equivalents	$14,408,000	$12,838,000
Short-term investments	18,006,000	9,500,000
Receivables, net	193,000	192,000
Inventories	116,000	3,000
Other current assets	421,000	447,000

Total current assets	33,144,000	22,980,000

PROPERTY AND EQUIPMENT, NET	753,000	1,101,000

Total assets	$33,897,000	$24,081,000

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$533,000	$638,000
Accrued employee benefits	336,000	1,059,000

Total current liabilities	869,000	1,697,000

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized — 200,000,000; shares issued and outstanding — 102,328,785 and	158,703,000	160,238,000
103,392,328, respectively Deficit accumulated during the development stage	(125,675,000)	(137,854,000)

Total shareholders’ equity	33,028,000	22,384,000

Total liabilities and shareholders’ equity	$33,897,000	$24,081,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					March 24, 1989
	Three months ended		Nine months ended		(Inception) to
	March 31,		March 31,		March 31,
	2005	2006	2005	2006	2006
REVENUES:
Product sales and rentals	$150,000	$85,000	$377,000	$142,000	$1,260,000
Grants	102,000	153,000	436,000	393,000	8,441,000
Research and development agreements	—	—	—	—	2,105,000

Total revenues	252,000	238,000	813,000	535,000	11,806,000

COSTS AND EXPENSES:
Cost of product sales and rentals	77,000	2,000	131,000	11,000	565,000
Cost of product sales and rentals — provision for obsolete and excess inventory	9,000	—	9,000	—	2,239,000
Research and development	2,095,000	2,597,000	5,258,000	6,745,000	107,388,000
Selling, general and administrative	1,624,000	2,438,000	4,227,000	6,711,000	46,200,000

Total costs and expenses	3,805,000	5,037,000	9,625,000	13,467,000	156,392,000

LOSS FROM OPERATIONS	(3,553,000)	(4,799,000)	(8,812,000)	(12,932,000)	(144,586,000)

OTHER INCOME (EXPENSE):
Other income	12,000	—	12,000	—	1,249,000
Interest income	192,000	250,000	349,000	753,000	6,718,000
Interest expense	—	—	—	—	(267,000)

Other income	204,000	250,000	361,000	753,000	7,700,000

NET LOSS	$(3,349,000)	$(4,549,000)	$(8,451,000)	$(12,179,000)	$(136,886,000)

NET LOSS PER SHARE (Basic and Diluted)	$(.03)	$(.04)	$(.09)	$(.12)

Weighted average number of shares outstanding (Basic and Diluted)	100,140,000	103,033,000	90,719,000	102,730,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 24, 1989
	Nine months ended		(Inception) to
	March 31,		March 31,
	2005	2006	2006
OPERATING ACTIVITIES:
Net loss	$(8,451,000)	$(12,179,000)	$(136,886,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	110,000	233,000	3,971,000
Loss on property held for resale	—	—	110,000
Amortization of discounts and premiums on investments	—	(72,000)	(683,000)
Stock compensation expense	78,000	791,000	2,375,000
Inventory write downs and reserves	9,000	—	2,239,000
Stock issued pursuant to license agreement	—	—	3,300,000
Provision for losses on accounts receivable	—	—	165,000
Changes in assets and liabilities:
Receivables	82,000	1,000	(402,000)
Inventories	154,000	113,000	(2,338,000)
Other current assets	(295,000)	(26,000)	(426,000)
Accounts payable and accrued expenses	232,000	105,000	638,000
Accrued employee benefits	11,000	723,000	1,059,000

Net cash used for operating activities	(8,070,000)	(10,311,000)	(126,878,000)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73,000)
Purchase of short-term investments	(25,941,000)	(11,500,000)	(99,562,000)
Maturities of short-term investments	4,000,000	20,078,000	90,745,000
Property and equipment purchases	(390,000)	(581,000)	(4,239,000)
Proceeds from sale of property held for resale	—	—	400,000

Net cash (used for) provided by investing activities	(22,331,000)	7,997,000	(12,729,000)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	51,647,000
Net proceeds from issuance of common stock	26,969,000	744,000	98,490,000
Repurchase of common stock	—	—	(49,000)
Payments received for stock purchase rights	—	—	3,500,000
Payments received under shareholder notes	—	—	31,000
Principal payments under capital lease obligations	—	—	(1,174,000)

Net cash provided by financing activities	26,969,000	744,000	152,445,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,432,000)	(1,570,000)	12,838,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,926,000	14,408,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,494,000	$12,838,000	$12,838,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(A development stage company)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
          Aastrom Biosciences, Inc. was incorporated in March 1989 (Inception), began employee-based operations in 1991, and is in the development stage. The Company operates its business in one reportable segment – research and product development, conducted both on its own behalf and on a limited basis in connection with various collaborative research and development agreements with others, involving the development of proprietary adult bone marrow-derived cell-based therapeutics for tissue regeneration.
          Successful future operations are subject to several technical and business risks, including satisfactory product development, obtaining regulatory approval and market acceptance for its products and the Company’s continued ability to obtain future funding.
          The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. While management believes available cash, cash equivalents and short-term investments including that raised in the recent sale of common stock, are adequate to finance currently planned activities beyond the end of fiscal year 2007 (ending June 30, 2007), the Company will need to raise additional funds in order to complete its product development programs, complete clinical trials needed to market its products, and commercialize additional product candidates. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success include: the rate and degree of progress for its product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the U.S., EU and other countries, the liquidity and market volatility of the Company’s equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would negatively impact its business, financial condition and results of operations.
2. Basis of Presentation
          The condensed consolidated financial statements included herein have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year or for any other period.
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
3. Share-Based Compensation
          In November 2004, the shareholders approved the 2004 Omnibus Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides incentives through the grant of stock options (including indexed options), stock appreciation rights, restricted stock purchase rights, restricted stock awards, restricted stock units and deferred stock units. The exercise price of stock options granted under the 2004 Plan shall not be less than the fair market value of the shares on the date of grant. The 2004 Plan replaced the 2001 Stock Option Plan and no new awards will be granted under the 2001 Stock Option Plan. However, any shares that are issuable upon expiration or cancellation of options previously granted under the 2001 Stock Option Plan will be available for future grants under the 2004 Plan. As of March 31, 2006, 3,585,655 shares of common stock are reserved for issuance under the 2004 Plan.
          On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R revised SFAS 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its graded vesting employee stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the “modified prospective” method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at July 1, 2005 and all grants made on or after July 1, 2005 have been included in the Company’s determination of stock-based compensation expense for the three and nine months ended March 31, 2006. The Company has not restated its operating results for the three and nine months ended March 31, 2005 to reflect charges for the fair value of employee stock-based arrangements.
          The fair value of each employee and director grant of options to purchase common stock is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the quarter ended March 31, 2006: 1) risk-free interest rate of 4.4%; 2) expected dividend yield of 0%; 3) expected holding period of 6.6 years based on the simplified method provided for in SEC Staff Accounting Bulleting No. 107 for “plain vanilla options”; 4) expected volatility of 113%; and, 5) an estimated forfeiture rate of 10% of the options granted. The fair value of restricted common stock grants is measured based upon the quoted market price of the Company’s common stock on the date of grant.
          On March 31, 2006 we had one share-based compensation plan. The compensation costs charged as operating expense for grants under the plan were approximately $171,000 and $555,000 for the three and nine months ended March 31, 2006, respectively. No tax benefit was recognized related to share-based compensation expense since we have never reported taxable income and we have established a full valuation allowance to offset all of the potential tax benefits associated with our deferred tax assets. In addition, no amounts of share-based compensation cost were capitalized as part of fixed assets or inventories for the periods presented.
          During the quarter ended March 31, 2006 we granted 14,100 shares of restricted common stock and 25,900 options to purchase common stock, to directors of the Company upon their joining the Board, and to employees. The weighted average grant-date fair value of shares of restricted common stock granted during the three and nine months ended March 31, 2006 was $2.12 and $2.36, respectively. As of March 31, 2006, we had granted 369,017 shares of restricted stock to employees and directors, none of these shares have been forfeited or vested. The compensation costs charged as operating expenses for restricted stock for the three and nine months ended March 31, 2006 were $119,000 and $236,000, respectively.

          A summary of option activity under the plan as of March 31, 2006, and changes during the nine months then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Options	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at July 1, 2005	4,085,953	$1.55
Granted	144,000	$2.91
Exercised	(279,105)	$.94		$537,000
Forfeited or expired	—	—
Outstanding at September 30, 2005	3,950,848	$1.64	7.2	$3,632,000

Granted	120,000	$2.23
Exercised	(194,406)	$.79		$273,000
Forfeited or expired	(262,815)	$1.94
Outstanding at December 31, 2005	3,613,627	$1.69	7.1	$2,542,000
Granted	25,900	$2.08
Exercised	—	—
Forfeited or expired	(312)	$.99
Outstanding at March 31, 2006	3,639,215	$1.69	6.9	$2,351,000
Exercisable at March 31, 2006	1,835,182	$1.86	5.7	$1,079,000
          A summary of the status of the Company’s non-vested shares as of March 31, 2006 is presented below:

		Weighted Average
Non-vested Options	Shares	Grant Date Fair Value
Non-vested at July 1, 2005	2,303,082	$1.26
Granted	144,000	$2.91
Vested	(293,718)	$.88
Forfeited	—	—
Non-vested at September 30, 2005	2,153,364	$1.43

Granted	120,000	$2.23
Vested	(184,094)	$1.02
Forfeited	(154,815)	$1.32
Non-vested at December 31, 2005	1,934,455	$1.52
Granted	25,900	$2.08
Vested	(156,320)	$1.65
Forfeited	—	—
Non-vested at March 31, 2006	1,804,035	$1.52
          As of March 31, 2006 there was approximately $1,551,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (options and restricted shares) granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.1 years.

     Prior to July 1, 2005, the Company accounted for employee stock-based grants under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” for the quarter and nine months ended March 31, 2005:

	Quarter Ended March	Nine Months Ended
	31, 2005	March 31, 2005
Reported net loss	$(3,349,000)	$(8,451,000)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(316,000)	(604,000)

Pro forma net loss	$(3,665,000)	$(9,055,000)

Net loss per common share:
As reported	$(0.03)	$(0.09)
Pro forma	$(0.04)	$(0.10)
4. Shareholders’ Equity
     During the nine months ended March 31, 2006, the Company issued 508,843 shares of common stock as part of the employee stock option plans and the Direct Stock Purchase Plan and 205,883 shares of common stock in connection with the exercise of certain warrants previously issued to investors, for cash proceeds of $744,000. The Company also issued 369,017 shares of restricted common stock to employees and directors under the 2004 Equity Incentive Plan.
5. Net Loss Per Common Share
     Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares, consisting of options, warrants for the purchase of common stock and unvested restricted shares of common stock, are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the three and nine months ended March 31, 2005 and 2006 is approximately 10,092,000 and 9,056,000, respectively.
6. Short-Term Investments and Restricted Investments
          Short-term investments consist of highly rated corporate debt securities with original maturities of over three months and less than one year. Short-term investments are classified as available-for-sale, and are presented at market value, with unrealized gains and losses on investments reflected as a component of shareholders’ equity. There were no unrealized gains or losses as of March 31, 2005 or 2006. Interest earned on available-for-sale securities is included in interest income.
          Included in other current assets at both June 30, 2005 and March 31, 2006 are $92,000 and $94,000, respectively, of bank certificates of deposit which serve as collateral for certain potential European Value Added Taxes.
7. Property and Equipment
          During fiscal year 2005, the Company acquired equipment that it intends to use in the future in a specialized facility under the Company’s control, for the production of human cells. The cost of this equipment is $111,000 and has been included in property and equipment at March 31, 2006. The equipment will be depreciated over its useful life when the equipment is placed into service, which management expects to be during fiscal year 2006.
8. Subsequent Events
          During April 2006, the Company issued 15,943,750 shares of its common stock in a registered direct placement to a select group of institutional investors at a price of $1.60 per share, for net cash proceeds of approximately $24 million. These shares are registered pursuant to a registration statement that was filed with the U.S. Securities and Exchange Commission.
          In May 2006, the Company, through its wholly owed subsidiary Aastrom Biosciences Ltd., received a human pharmaceuticals manufacturing license from a regional regulatory authority in Germany for the production of TRCs at the Fraunhofer Institute for Interfacial Engineering and Biotechnology (Fraunhofer IGB) located in Stuttgart, Germany. The new manufacturing capacity provided by the German site will be used to expand these studies, and to apply the commercialization process for TRC product manufacturing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Aastrom
          We are a development stage company focused on the development of the ex vivo production and sale of proprietary human cell or tissue products for use in cell therapy and tissue regeneration. Our pre-clinical and clinical product development programs utilize bone marrow-derived adult stromal, stem and progenitor cell mixtures and are being investigated for their ability to aid in the regeneration of tissues such as bone, vascular, cardiac and other soft tissues. We currently operate our business in one reportable segment – research and product development, conducted both on our own behalf and on a limited basis in connection with various collaborative research and development agreements with others, involving the development of proprietary cell-based therapeutics for tissue regeneration.
          In the expanding field of tissue regeneration, we are developing proprietary adult bone marrow-derived cell-based products for the regenerative repair of damaged human tissues and other medical disorders. Our lead products contain a proprietary component called “Tissue Repair Cells” (TRCs), a unique mixture containing large numbers of stromal, stem and progenitor cells, produced outside of the body or “ex vivo” from a small amount of bone marrow taken from the patient. In clinical trials involving over 200 patients, our TRCs appear to be safe and reliable, and to regenerate certain normal healthy human tissues.
          We have also developed our proprietary AastromReplicell® System, which is a patented, integrated system of instrumentation and single-use disposable kits, scalable for the commercial production of human cells for patient use, such as our TRC products. This automated clinical cell manufacturing system combines patented GMP-supportive automated cell production with patented “single-pass perfusion.” Single-pass perfusion is our technology for growing therapeutic quantities of highly robust human cells outside the body. These cells include adult stromal, stem and progenitor cell mixtures, which are the cells believed to be required in the formation of tissues such as bone, vascular, cartilage, nerve, blood, and immune system cells.
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
          Our primary business model is to establish a core infrastructure for the manufacturing and distribution of TRC cell products for use in multiple therapeutic indications. Currently, we intend to pursue TRC-based cell products for the following therapeutic areas:
•	Bone regeneration for local trauma and disease indications requiring assistance in the repair or the formation of new bone tissue

•	Vascular tissue (blood vessel) regeneration to treat critical limb ischemia resulting from complications of diabetes or atherosclerosis

•	Other indications such as cardiac tissue repair
          In the future, we may develop and/or support the development by third parties of products for other areas such as cartilage regeneration and dendritic cell-based vaccines.
          We do not have the sales and/or marketing organization that will be needed to commercialize our therapeutic products. We intend to seek commercialization partnerships with other companies who have these capabilities, as well as to develop our own ability to either support these relationships and, if necessary, to complete some pilot level of sales and marketing activity ourselves.
          Since our inception, we have been in the development stage and engaged in research and product development, conducted principally on our own behalf, but also in connection with various collaborative research and development agreements with others. Our initial business plan was to pursue the bone marrow transplantation markets. At approximately the same time (late fiscal year 1999) that we intended to commence our initial pilot-scale product launch in the EU of the AastromReplicell System with the SC-I kit, data was released at international meetings that resulted in the majority of the patients who would otherwise have been candidates for the SC-I product, to no longer require the use of the product. This loss of market for the SC-I caused us to reorganize our operations and suspend all external activities in October 1999, pending the receipt of additional funding and the completion of the reorganization process. We expanded the capabilities of the AastromReplicell System to include dendritic cell production and initiated pilot marketing activities for the DC-I, DCV-I and the DCV-II products. However, only minimal and intermittent revenue has been generated from these products, and as a result it is no longer a priority area for us. Therefore, we have eliminated our marketing efforts promoting the AastromReplicell System as a stand-alone product. Rather our current focus is on utilizing the AastromReplicell System technology in our cell manufacturing facilities to support various TRC development programs for tissue regeneration. At such time as we satisfy applicable regulatory approval requirements, we expect the sales of our TRC cell products to constitute nearly all of our product sales revenues.
          We do not expect to generate positive cash flows from our consolidated operations for at least the next several years and then only if more significant TRC cell product sales commence. Until that time, we expect that our revenue sources will consist of only minor sales of our cell products such as TRCs, and our dendritic cell kits to academic and commercial research centers, grant revenue and research funding, and potential licensing fees or other financial support from potential future corporate collaborators.
          To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue obtaining required capital in a similar manner. As a development-stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. This is not likely to occur until we obtain significant additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through,

March 31, 2006, we have accumulated a net loss of approximately $137 million. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.
Clinical Development
          Currently, our clinical development programs are focused on the utilization of our TRCs in the areas of bone regeneration and vascular tissue regeneration.
          The pre-clinical data for our TRCs have shown a substantial increase in the stem or progenitor cells that can develop into either hematopoietic or mesenchymal types of tissues as well as certain key populations of stromal progenitor cells that produce various growth factors. We demonstrated in the laboratory that TRCs can progress into bone cell and blood vessel cell lineages; in immunodeficient mice, TRCs combined with a matrix form bone. Based on these pre-clinical observations, we initiated clinical trials in the U.S. and European Union (EU) for bone regeneration in patients with severe long bone fractures.
          Bone Regeneration
          Long Bone Fractures:
          The U.S. Phase I/II clinical trial for the treatment of severe long bone non-union fractures is being actively conducted under an FDA-approved Investigational New Drug (IND) application at multiple centers: Lutheran General Hospital, Park Ridge, IL; the University of Michigan Health System, Ann Arbor, MI; William Beaumont Hospital, Royal Oak, MI; Lutheran Medical Center, Brooklyn, NY; and, the University of Nebraska Medical Center, Omaha, NE, with enrollment of up to 20 patients. We have accrued and treated the initial 20 patients identified in the original IND and are continuing required follow-up of those patients. An amendment to the IND, adding an additional 16 patients, was approved by the FDA and we are continuing to enroll patients into this study at the same medical centers.
          In March 2006, results based on clinical experience with the first seven patients treated in the U.S. Phase I/II multi-center trial for the use of TRCs to treat severe fractures were presented by the Principal Investigator during an orthopedic meeting symposium. The report stated that after the TRC treatment procedure, all patients exhibited bone healing by the 6 month endpoint, and four of the seven patients exhibited early healing by 3 months. The patients had previously failed to heal after an average of two prior standard of care treatments. No TRC-treatment related adverse events were reported. This trial is actively enrolling patients and is targeted to accrue a total 36 patients.
          The studies in the EU were initiated at centers in Spain and Germany, under Ethical Committee approvals. These Phase I/II or “proof of concept” type clinical trials for the use of TRCs in bone grafting of long bone non-union fractures are under protocols specific to their individual sites, and these protocols have differences compared to the U.S. clinical trial protocol.
          Results from the feasibility clinical trial in Spain were disclosed in May 2005. The report stated that all of the patients treated with our TRCs exhibited clinical and functional healing, with 5 of 6 treatments showing bone regeneration at the fracture site as determined by radiographic imaging by 6 months. The trial, conducted at Hospital General de l’Hospitalet, Centro Médico Teknon and Hospital de Barcelona-SCIAS, accrued 5 patients, with one patient receiving treatment for two separate fractures, for a total of 6 different treatments. All patients had severe non-union fractures of a long bone (3 tibia, 2 humeri, 1 clavicle), which had failed to heal in previous standard of care treatments. The patients all underwent open surgery to apply a metal plate internal fixation (replacing previous failed fixation) and our TRCs, to aid in the local bone regeneration. The TRCs were mixed with synthetic commercial matrix and autologous platelet-poor plasma, and applied directly at the fracture site. There are ongoing post-surgical evaluations of all patients using standard clinical and radiographic evaluations of the healing fracture site. When the initial results were disclosed, two of the patients had been evaluated for more than one year after surgery, and a third patient had been monitored for more than 8 months. These patients are now 18 months (2 of 5) and 24 months (3 of 5) post-TRC treatment; no complications or treatment-associated adverse effects have been observed. All six patient treatments have resulted in bone growth and healing. We were granted permission by the Spanish Drug Agency (AEMPS) to commence another non-union fracture bone graft trial in Spain. This trial is actively enrolling patients and can accrue up to 10 patients.
          Two patients at the German site, who had been previously treated for leg lengthening (osteogenic distraction) that did not form bone, did not exhibit new bone formation after the experimental TRC therapy. Post hoc laboratory analyses after the surgeries showed that with the mixing protocol in place at the time, it was unlikely that the targeted numbers of cells intended for the treatment were transferred to the patient, which may or may not have contributed to the treatment result. The procedures have been updated, a new patient was accrued and treated with the updated protocol, and the patient is being followed according to the protocol. The protocol remains open for patient accrual.
          Jaw Bone Reconstruction:
          Using the safety and bone regeneration results obtained from the fracture trials, we initiated a jaw (maxilla) bone regeneration clinical feasibility trial in Barcelona, Spain to recruit edentulous patients with severe bone loss who needed a sinus lift procedure to increase bone so that dental implants could be placed. Each patient acted as their own control, with acellular graft placed on one side and acellular graft plus TRCs on the other side. This trial enrolled the targeted 5 patients for the evaluation of bone regeneration resulting from TRCs compared with a standard bone grafting procedure. An interim report was completed and disclosed in December 2005 showing that, at four months after cell therapy, the treatments that included TRCs had reduced swelling, and significant height increase of the bone in the grafted area as determined in radiographic images. Histologic observations made on tissue sections adjacent to the grafted area showed changes consistent with stimulation of bone turnover and induction of new connective tissue.

          Spine Fusion:
          We recently announced the initiation of a Phase I/II spine clinical study in the U.S., and are preparing for a clinical study in Spain, to evaluate TRCs in the fusion of two adjacent vertebrae in the lumbar spine through the formation of new bone. Bone does not form spontaneously in this surgical procedure, so these trials will serve as proof-of-concept for this type of clinical situation in humans.
          Osteonecrosis:
          Based on our clinical and developmental reseach progress using TRCs for the regeneration of bone, vascular and bone marrow tissues, we targeted a new area with an unmet medical need, osteonecrosis. Few treatment options are available for these patients, though recent third-party experiments have indicated some success when the degenerated tissue is cleaned out of the femoral head (hip) and large volumes of bone marrow tissue cells are inserted. Without an effective treatment, this degenerative bone disease often leads to the requirement of a total hip replacement. The National Osteonecrosis Foundation indicates that in the U.S. alone, up to 20,000 people a year are diagnosed with this debilitataing disease. In March 2006, our proprietary TRCs received an Orphan Drug Designation from the U.S. Food and Drug Administration (FDA) for use in the treatment of osteonecrosis of the hip. We are in the process of preparing a clinical trial protocol for submission in the U.S.; we are also preparing for similar clinical studies in the EU.
          Vascular Tissue Regeneration
          Diabetic Limb Ischemia:
          We entered into a clinical trial agreement with the Heart & Diabetes Center located in Bad Oeynhausen, Germany to complete a pilot trial to evaluate the safety and potential beneficial effect of TRCs on the vasculature of diabetic patients with limb ischemia. An approved Investigational Medicinal Product Dossier (IMPD) and the cell manufacturing license required in Germany has been obtained by the clinical site. This trial has initiated patient enrollment and treatment. An unexpected finding in the first patients treated with TRCs was a decrease in marrow cellularity of the bone marrow aspirate of diabetic patients older than 60 years. Despite this, there were sufficient TRCs produced to enable treatment of two of the patients.
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
          In May 2006, the Company, through its wholly owed subsidiary Aastrom Biosciences Ltd., received a human pharmaceuticals manufacturing license from a regional regulatory authority in Germany for the production of TRCs at Fraunhofer IGB located in Stuttgart, Germany. The new manufacturing capacity provided by the German site will be used to expand these studies, and to apply the commercialization process for TRC product manufacturing.
Critical Accounting Policies
          There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements. The most significant accounting policies include those related to revenue recognition, accounts receivable and inventory.
          Revenue recognition – We generate revenue from grants and research agreements, collaborative agreements, product sales and licensing arrangements. Revenue from grants and research agreements is recognized on a cost reimbursement basis consistent with the performance requirements of the related agreements. Revenue from collaborative agreements is recognized when the scientific or clinical results stipulated in the agreement have been met and there are no other ongoing obligations on our part. We recognize revenue from product sales when title to the product transfers and there are no remaining obligations that will affect the customer’s final acceptance of the sale. If there are remaining obligations, including training and installation, we do not recognize revenue until completion of these obligations. We recognize revenue from licensing fees under licensing agreements and rental revenue when there are no future performance obligations remaining with respect to such fees. Payments received before all obligations are fulfilled are classified as deferred revenue.
          Revenues include rental revenue of $0 for the three and nine months ended March 31, 2005 and 2006 and $93,000 for the period from Inception to March 31, 2006. This revenue was generated from AastromReplicell System rental agreements that have since expired or have been terminated. Based upon our current business strategy we do not expect to generate rental revenues in future periods.
          Accounts receivable – We make estimates evaluating collectibility of accounts receivable. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based on any specific customer collection issues we have identified. While such credit issues have not been significant, there can be no assurance that we will continue to experience the same level of credit losses in the future. As of March 31, 2006, our allowance for doubtful accounts was $55,000.

          Inventories – We value our inventories, that consist primarily of the AastromReplicell System and our disposable cell production cassettes and base medium, at the lower of cost (specific identification using the first in, first out method) or market. We regularly review inventory quantities on hand and record a provision to write down excess inventories to their estimated net realizable value.
     AastromReplicell System (ARS) Inventories – Based upon market conditions and our historical experience with the ARS product line, the carrying value of our aggregate ARS inventories is reduced if such inventories are held in excess of twelve months without sale because the probability-weighted selling price of the aggregate inventories declines after inventory has been on-hand for more than twelve months. We continue to reduce the aggregate carrying value of ARS inventories over the ensuing six months if the inventories are not sold. The carrying value of ARS inventories under evaluation at potential customer sites are not reduced so long as the estimated selling price (less selling costs) exceeds the carrying value of the inventories under evaluation. In accordance with this policy the carrying value of our ARS inventories was reduced to zero as of June 30, 2005 and remains at zero as of March 31, 2006. Based upon our current business strategy, we will not generate revenues from the sale of ARS inventories in future periods.
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
Results of Operations
     Total revenues, consisting of product sales and grant funding, for the quarter and nine months ended March 31, 2006 were $238,000 and $535,000, respectively, compared to $252,000 and $813,000 for the same periods in fiscal year 2005.
          Product sales decreased for the quarter and nine months ended March 31, 2006 to $85,000 and $142,000, respectively, from $150,000 and $377,000 for the same periods in fiscal year 2005. The decreases in product revenue are the result of reduced volume of therapy kit sales for clinical trials and research by others. Product sales for the quarter ended March 31, 2006 consist of sales of cell products to one clinical customer. Prior to fiscal year 2005 (ending June 30, 2005), we generated limited revenue from our AastromReplicell System either through customer sales or rental agreements. Based upon our current business strategy, we are not marketing the AastromReplicell System technology as a stand-alone product. Our current focus is on utilizing the AastromReplicell System to manufacture our TRC cell products. At such time as we satisfy applicable regulatory approval requirements, we expect the sales of our TRC cell products to constitute nearly all of our product sales revenues.
          Grant revenues increased for the quarter ended March 31, 2006 to $153,000 from $102,000 for the same period in fiscal year 2005 and decreased for the nine months ended March 31, 2006 to $393,000 from $436,000 for same period in fiscal year 2005. Grant revenues accounted for 73% of total revenues for the nine months ended March 31, 2006, compared to 54% for the same period in fiscal year 2005 and are recorded on a cost-reimbursement basis. Grant revenues may vary in any period based on timing of grant awards, grant-funded activities, level of grant funding and number of grant awards received. We continue to pursue grant funding.
          Total costs and expenses increased to $5,037,000 for the quarter ended March 31, 2006, compared to $3,805,000 for the quarter ended March 31, 2005.
          Costs and expenses include an increase in research and development expenses to $2,597,000 for the quarter ended March 31, 2006 from $2,095,000 for the quarter ended March 31, 2005. This increase reflects continued expansion of our research activities, including additional staffing requirements, to support future regulatory submissions, on-going and planned bone grafting and vascular repair clinical trials in the U.S. and EU, product development activities in the area of tissue regeneration and development of centralized facilities for product manufacturing and distribution processes. Research and development expenses for the quarter ended March 31, 2006, also include a non-cash charge of $90,000 relating to the adoption of SFAS 123R on July 1, 2005, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.
          Selling, general and administrative costs increased for the quarter ended March 31, 2006 to $2,438,000 from $1,624,000 for the quarter ended March 31, 2005. This increase is due to additional employee costs of approximately $635,000 that include: recruitment expenses relating to the Board of Director members, European Marketing Director and the search for a new Chief Executive Officer (CEO), an accrual for future performance bonuses, an accrual relating to the current CEO’s revised employment agreement, and the salaries and fringe benefits for additional staffing requirements. In addition, selling, general and administrative expenses for the quarter ended March 31, 2006, included a non-cash charge of $200,000 relating to stock-based compensation recognized in accordance with SFAS 123R.
          Total costs and expenses for the quarter ended March 31, 2006 included a decrease in the cost of product sales to $2,000 compared to $77,000 for the quarter ended March 31, 2005. The decrease in cost of product sales resulted primarily from the sale of therapy kit inventory that was previously expensed because we did not expect it to be sold.
          Total costs and expenses increased to $13,467,000 for the nine months ended March 31, 2006, compared to $9,625,000 for the nine months ended March 31, 2005. Costs and expenses during the period ended March 31, 2006 did not require a provision for obsolete and excess AastromReplicell System inventory, whereas a $9,000 charge was required in the comparable period of fiscal year 2005.

          Costs and expenses include an increase in research and development expenses to $6,745,000 for the nine months ended March 31, 2006 from $5,258,000 for the nine months ended March 31, 2005, reflecting increased costs in research activities, product and clinical development, manufacturing processes, regulatory submissions and additional staffing requirements to support our TRC cell product programs. Research and development expenses for the nine months ended March 31, 2006, also include a non-cash charge of $288,000 relating to the stock compensation expense recognized in accordance with SFAS 123R.
          Selling, general and administrative costs increased for the nine months ended March 31, 2006 to $6,711,000 from $4,227,000 for the nine months ended March 31, 2005. This increase reflects additional staffing requirements, bonuses paid to certain employees and accruals for future performance bonuses and under the CEO’s revised employment agreement. This increase also reflects additional consulting and marketing activities, increased legal costs associated with patent protection and increased costs required for financial internal controls compliance and certification. In addition, selling, general and administrative expenses for the nine months ended March 31, 2006, included a non-cash charge of $503,000 relating to stock compensation expense recognized in accordance with SFAS 123R.
          With the adoption of SFAS 123R, we expect an increase in our non-cash operating expenses for employee share-based compensation in the remaining period of fiscal year 2006 when compared to fiscal year 2005.
          Interest income was $250,000 and $753,000 for the quarter and nine months ended March 31, 2006, respectively, compared to $192,000 and $349,000 for the same periods in fiscal year 2005. The fluctuations in interest income are due primarily to corresponding changes in the level of cash, cash equivalents and short-term investments during the periods and higher yields from our investments in fiscal year 2006.
          Our net loss was $4,549,000, or $.04 per common share for the quarter ended March 31, 2006 compared to $3,349,000, or $.03 per common share for the quarter ended March 31, 2005. For the nine months ended March 31, 2006, our net loss increased to $12,179,000, or $.12 per common share compared to a net loss of $8,451,000, or $.09 per common share for the nine months ended March 31, 2005. The increase in net loss is primarily the result of increased costs and expenses offset on a per share basis by an increase in the weighted average number of common shares outstanding resulting from sale of our common shares to investors in fiscal year 2005.
          Our major ongoing research and development programs are focused on the development of bone marrow-derived adult stem, progenitor and immature cells together with their natural stromal support cells – TRCs – for use in orthopedic indications (bone grafting, spine fusion, and jaw bone reconstruction) and for use in vascular tissue regeneration. Clinical trials using TRCs are underway in both the U.S. and the EU to evaluate bone formation in patients with long bone non-union fractures, and in the U.S. to evaluate bone formation as part of spine fusion surgery in adults. Patient enrollment for a clinical trial in the EU evaluating bone formation in the jaw (maxilla) bone has been completed. An EU clinical trial for the treatment of diabetic limb ischemia resulting from peripheral vascular disease is enrolling patients. Most recently, our TRCs received an Orphan Drug Designation from the FDA for use in the treatment of osteonecrosis of the hip; clinical trial protocols are being prepared for submission in the U.S. and EU. All of these potential product applications use TRCs created by our proprietary process and device technologies. We are completing other research and development activities using our TRCs that are intended to improve the functionality for certain clinical indications, to improve shelf life, and to decrease the cost of manufacturing of our TRC products. We are exploring the competency of TRCs to generate various types of human tissues, such as bone, vascular, neural and cardiac tissues. Research and development expenses outside of the TRC program consist primarily of immunotherapy programs, engineering and cell manufacturing.
          The following table summarizes our research and development expenses for the quarter and nine months ended March 31, 2005 and 2006:

	Quarter Ended March 31,		Nine Months Ended March 31,
R&D Project	2005	2006	2005	2006
TRCs	$1,788,000	$2,210,000	$4,410,000	$5,817,000
Other	307,000	387,000	848,000	928,000

Total	$2,095,000	$2,597,000	$5,258,000	$6,745,000

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
Liquidity and Capital Resources
          We have financed our operations since inception primarily through public and private sales of equity securities, which, from inception through March 31, 2006, have totaled approximately $160 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.
          Our combined cash, cash equivalents and short-term investments totaled $22,338,000 at March 31, 2006, a decrease of $10,076,000 from June 30, 2005. During the nine months ended March 31, 2006, the primary source of cash, cash equivalents and short-term investments was from equity transactions from the employee stock option plans, exercise of warrants to purchase common shares issued to investors and sales of common stock under the Direct Stock Purchase Plan, with net proceeds of $744,000. The primary uses of cash, cash equivalents and short-term investments during the nine months ended March 31, 2006 included $10,311,000 to finance our operations and working capital requirements, and $581,000 in capital equipment additions for cell manufacturing and laboratory equipment.
          During April 2006, we issued 15,943,750 shares of our common stock in a registered direct placement to a select group of institutional investors at a price of $1.60 per share, for net cash proceeds of approximately $24 million. These shares are registered pursuant to a registration statement that we filed with the U.S. Securities and Exchange Commission.
          We expect our total capital expenditures for the fiscal year ended June 30, 2006 to be approximately $1,046,000 primarily for the acquisition of cell manufacturing and laboratory equipment. We expect our monthly cash utilization to average approximately $1.3 million per month for the remainder of fiscal year 2006.
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
          We expect that our available cash, including the funds raised in the recent sale of common stock, described above, and expected interest income will be sufficient to finance currently planned activities beyond the end of fiscal year 2007 (ending June 30, 2007). These estimates are based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption “Certain Business Considerations”, included herein. In order to grow and expand our business, and to develop and introduce our product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private funding, will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock, continued market listing of our common stock and economic conditions affecting the public markets. If our common stock is delisted from The Nasdaq SmallCap Market, the liquidity of our common stock could be impaired, and prices for the shares of our common stock could be lower than might otherwise prevail.
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
          We were incorporated in 1989 and have experienced substantial operating losses since inception. As of March 31, 2006, we have incurred a cumulative net loss totaling approximately $137 million. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and the AastromReplicell System, general and administrative expenses, and the prosecution of patent applications. We expect to incur significant operating losses at least until, and probably after, product sales increase, primarily owing to our research and development programs, including pre-clinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components, and raising sufficient cash to fund our operating activities. In addition, we may not be able to achieve or sustain profitability.
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
          The FDA establishes regulatory requirements based on the classification of a product. Because our product development programs are designed to satisfy the standards applicable to biological licensure for our cellular products, any change in the regulatory classification or designation would affect our ability to obtain FDA approval of our products. The AastromReplicell System is used to produce different cell mixtures, and each of these cell mixtures (such as our TRCs) are, under current regulations, regulated as a biologic product, which requires a BLA.
          New EU Directives (laws) have become effective, and have influenced the requirements for manufacturing cell products and the conduct of clinical trials. These changes have delayed or in some cases temporarily halted clinical trials of cellular products in the EU. Recent changes and annexes to the European Union Medicinal Products Prime Directive shifted patient-derived cells to the medicinal products category, which will require Marketing Authorization(s) in order to market and sell these products. These new laws have delayed some of our current planned clinical trials with TRCs in the EU, and will require clinical trials with data submission and review by one or more European regulatory bodies. There is uncertainty as to the level of trials and data needed and, because of the recent nature of these new directives, laws and regulations, there is no established precedent to understand the timeline or other requirements for Marketing Authorization.
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
          Some of the compounds we use in, and are critical to, our TRC manufacturing processes involve the use of animal-derived products, including fetal bovine serum. However, animal-derived cells are not used as “feeder cells” in the growth of human TRCs. Suppliers or regulatory authorities may limit or restrict the availability of such compounds for clinical and commercial use. For example, the occurrence of so-called “mad cow disease” in New Zealand or in Australia may lead to a restricted supply of the serum currently required for the TRC manufacturing process. Any restrictions on these compounds would impose a potential competitive disadvantage for our products or prevent our ability to manufacture TRC cell products. Regulatory authorities in the EU are reviewing the safety issues related to the use of animal-derived materials, which we currently use in our production process. We do not know what actions, if any, the authorities may take as to animal derived materials specific to medicinal products distributed in the EU. Our inability to develop or obtain alternative compounds would harm our product development and commercialization efforts. There are certain limitations in the supply of certain animal-derived materials, which may lead to delays in our ability to complete clinical trials or eventually to meet the anticipated market demand for our cell products.
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
          We will require substantial capital resources in order to conduct our operations and develop our products and cell manufacturing facilities. We expect that our available cash and interest income will be sufficient to finance currently planned activities beyond the end of fiscal year 2007 (ending June 30, 2007). However, in order to grow and expand our business, and to introduce our new product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. Accordingly, we are continuing to pursue additional sources of financing.
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
          The market price of shares of our common stock has been volatile, ranging in closing price between $1.65 and $3.49 during the twelve month period ended March 31, 2006. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:
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
          We are required to meet certain qualitative and financial tests (including a minimum bid price for our common stock of $1.00) to maintain the listing of our common stock on the Nasdaq Stock Market. In May 2003, and July 2004, we received notification from Nasdaq of potential delisting as a result of our stock trading below $1.00 for more than thirty consecutive business days. While in each case our stock price recovered within the permitted grace periods and Nasdaq notified us that we were again in full compliance, we cannot provide any assurance that our stock price would again recover within the specified times if future closing bid prices below $1.00 triggered another potential delisting. The qualitative tests we must meet address various corporate governance matters, including Audit Committee and Board composition. Over the last year, we have experienced director resignations and are devoting increased resources to Board member recruitment and retention. If we do not maintain compliance with the Nasdaq requirements within specified periods and subject to permitted extensions, our common stock may be recommended for delisting (subject to any appeal we would file). If our common stock were delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting would also impair our ability to raise capital.
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
          Our AastromReplicell System is designed to improve and automate the processes for producing cells used in therapeutic procedures. Even if we are able to demonstrate improved or equivalent results, the cost or process of treatment and other factors may cause researchers and practitioners to not use our products and we could suffer a competitive disadvantage. Finally, to the extent that others develop new technologies that address the targeted application for our products, our business will suffer.
If we cannot attract and retain key personnel, then our business will suffer.
          Our success depends in large part upon our ability to attract and retain highly qualified scientific and management personnel. We face competition for such personnel from other companies, research and academic institutions and other entities. Further, in an effort to conserve financial resources, we have implemented reductions in our work force on two separate occasions. As a result of these and other factors, we may not be successful in hiring or retaining key personnel. The Company has a key man life insurance policy for R. Douglas Armstrong, Ph.D., Chief Executive Officer and Chairman of Aastrom. On December 28, 2005, we announced that we would begin a search for a new Chief Executive Officer to succeed Dr. Armstrong, who announced his intention to transition out of day-to-day management of the Company. Our inability to replace any key employee could harm our operations.
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
          We face an inherent business risk of exposure to product liability claims in the event that the use of the AastromReplicell System and/or TRCs during clinical trials, or after commercialization, results in adverse events. As a result, we may incur significant product liability exposure, which could exceed existing insurance coverage. We may not be able to maintain adequate levels of insurance at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims would increase our operating loss and affect our financial condition.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          As of March 31, 2006, our cash and cash equivalents included money market securities and short-term investments including short-term corporate debt securities with original maturities of less than twelve months. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
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
Changes in Internal Control over Financial Reporting
          During our third quarter of fiscal 2006, there were no changes made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          From time to time, we receive threats or may be subject to litigation matters incidental to our business. However, we are not currently a party to any material pending legal proceedings.
Item 1A. Risk Factors
          Pursuant to the transition guidance provided by the Division of Corporation Finance, this item is not applicable to us since we have not had a fiscal year end after December 1, 2005. We have voluntarily provided updated risk factors under the heading “Certain Business Considerations” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2).
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

AASTROM BIOSCIENCES, INC.

Date: May 10, 2006	/s/ R. Douglas Armstrong
R. Douglas Armstrong, Ph.D.
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 10, 2006	/s/ Gerald D. Brennan, Jr.

Gerald D. Brennan, Jr.
Vice President Administrative & Financial
Operations, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1 *	Restated Articles of Incorporation of the Company, as amended

3.2 **	Bylaws of the Company

31	Rules 13a-14(a) and 14(d)-14a Certifications

32	Section 1350 Certifications

*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.