Form 10-Q
period 2006-09-30
AASTROM BIOSCIENCES INC
filed 2006-11-09
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006,
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
Large accelerated filer — ☐     Accelerated filer — ☑     Non-accelerated filer — ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	119,804,474
(Class)	Outstanding at November 1, 2006

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q
September 30, 2006

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — Unaudited

a) Consolidated Condensed Balance Sheets as of June 30, 2006 and September 30, 2006	3

b) Consolidated Condensed Statements of Operations for the three months ended September 30, 2005 and 2006 and for the period from March 24, 1989 (Inception) to September 30, 2006	4

c) Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 2005 and 2006 and for the period from March 24, 1989 (Inception) to September 30, 2006	5

d) Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 5. Other Information	30
Item 6. Exhibits	30

SIGNATURES	31

EXHIBIT INDEX	32
EXHIBIT 3.1
EXHIBIT 31
EXHIBIT 32

PART I — FINANCIAL INFORMATION
     Item 1. Financial Statements
AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	September 30,
	2006	2006
Assets

CURRENT ASSETS:
Cash and cash equivalents	$9,034	$11,724
Short-term investments	33,963	27,283
Receivables, net	139	104
Inventories	1	—
Other current assets	528	819

Total current assets	43,665	39,930

PROPERTY AND EQUIPMENT, NET	1,216	1,223

Total assets	$44,881	$41,153

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,084	$912
Accrued employee benefits	1,455	1,229

Total current liabilities	2,539	2,141

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized – 250,000,000; shares issued and outstanding – 119,439,612 and 119,594,603, respectively	184,492	185,219
Deficit accumulated during the development stage	(142,150)	(146,207)

Total shareholders’ equity	42,342	39,012

Total liabilities and shareholders’ equity	$44,881	$41,153

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

			March 24, 1989
	Three months ended		(Inception) to
	September 30,		September 30,
	2005	2006	2006
REVENUES:
Product sales and rentals	$15	$12	$1,289
Research and development agreements	—	—	2,105
Grants	165	92	8,844

Total revenues	180	104	12,238

COSTS AND EXPENSES:
Cost of product sales and rentals	5	—	565
Cost of product sales and rentals – provision for obsolete and excess inventory	—	—	2,239
Research and development	1,953	2,304	112,431
Selling, general and administrative	2,016	2,384	50,974

Total costs and expenses	3,974	4,688	166,209

LOSS FROM OPERATIONS	(3,794)	(4,584)	(153,971)

OTHER INCOME (EXPENSE):
Other income	—	—	1,249
Interest income	306	527	7,750
Interest expense	—	—	(267)

Total other income	306	527	8,732

NET LOSS	$(3,488)	$(4,057)	$(145,239)

COMPUTATION OF NET LOSS PER SHARE APPLICABLE TO COMMON SHARES:

NET LOSS	$(3,488)	$(4,057)

NET LOSS PER COMMON SHARE
(Basic and Diluted)	$(.03)	$(.03)

Weighted average number of common shares outstanding (Basic and Diluted)	102,483	119,177

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			March 24, 1989
	Three months ended		(Inception) to
	September 30,		September 30,
	2005	2006	2006
OPERATING ACTIVITIES:
Net loss	$(3,488)	$(4,057)	$(145,239)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	68	103	4,167
Loss on property held for resale	—	—	110
Amortization of discounts and premiums on investments	(49)	(41)	(787)
Stock compensation expense	195	571	3,189
Inventory write downs and reserves	—	—	2,239
Stock issued pursuant to license agreement	—	—	3,300
Provision for losses on accounts receivable	—	—	204
Changes in assets and liabilities:
Receivables	24	35	(353)
Inventories	95	1	(2,335)
Other current assets	(453)	(291)	(798)
Accounts payable and accrued expenses	339	(172)	912
Accrued employee benefits	101	(226)	1,229

Net cash used for operating activities	(3,168)	(4,077)	(134,162)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73)
Purchase of short-term investments	—	(14,779)	(146,741)
Maturities of short-term investments	12,000	21,500	120,245
Property and equipment purchases	(415)	(110)	(4,557)
Proceeds from sale of property held for resale	—	—	400

Net cash used for investing activities	11,585	6,611	(30,726)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	51,647
Net proceeds from issuance of common stock	282	156	122,657
Repurchase of common stock	—	—	(49)
Payments received for stock purchase rights	—	—	3,500
Payments received under shareholder notes	—	—	31
Principal payments under capital lease obligations	—	—	(1,174)

Net cash provided by financing activities	282	156	176,612

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,699	2,690	11,724

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,408	9,034	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,107	$11,724	$11,724

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(A development stage company)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
     Aastrom Biosciences, Inc. was incorporated in March 1989 (Inception), began employee-based operations in 1991, and is in the development stage. The Company operates its business in one reportable segment – research and product development involving the development of autologous cell products for use in regenerative medicine.
     Successful future operations are subject to several technical and risk factors, including satisfactory product development, regulatory approval and market acceptance for the Company’s products and the Company’s continued ability to obtain future funding.
     The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. While management believes available cash, cash equivalents, short-term investments and interest income are adequate to finance currently planned activities beyond the end of fiscal year 2007 (ending June 30, 2007), the Company will need to raise additional funds in order to complete its product development programs, complete clinical trials needed to market its products, and commercialize these products. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success include: the rate and degree of progress for its product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the U.S., EU and other countries, the liquidity and market volatility of the Company’s equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would negatively impact its business, financial condition and results of operations.
2. Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year or for any other period.

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K for the year ended June 30, 2006, as filed with the Securities and Exchange Commission.
     The consolidated financial statements include the accounts of Aastrom and its wholly-owned subsidiaries, Aastrom Biosciences GmbH, located in Berlin, Germany, Aastrom Biosciences, Ltd., located in Dublin, Ireland and Aastrom Biosciences, S.L., located in Barcelona, Spain (collectively, the “Company”). All significant inter-company transactions and accounts have been eliminated in consolidation. These subsidiaries have limited operations and are not significant to the consolidated financial statements.
3. Share-Based Compensation
     On July 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (SFAS 123R) using the “modified prospective method”.
     There were no significant changes to our various stock option plans from that disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, except that on November 2, 2006 the Company’s shareholders approved an amendment to the Company’s 2004 Equity Incentive Plan (“Plan”). The amendment includes the addition of 8 million shares to the Plan reserve and the addition of certain performance criteria to the Plan to permit the deductibility of performance-based compensation.
     During the quarter ended September 30, 2006 we granted 39,400 shares of restricted common stock and 4,251,000 options to purchase common stock, to employees and directors of the Company. Of the options granted during the period, 4,248,000 were granted with exercise prices equal to the fair value of the Company’s stock at the grant date and such options vest over four years and have lives of ten years. Options to purchase 500,000 shares of stock were granted to an officer of the Company that also had exercise prices equal to the fair value of the Company’s stock at the grant date and a life of ten years. However, the vesting provision of these options are based on the Company achieving certain milestones as set by the Company’s Board of Directors The performance conditions required to be met for these options to vest are related to progress in the Company’s clinical trial programs and were agreed to by the Company and the officer in November 2006.
     Also, during the quarter ended September 30, 2006, certain options held by a former officer of the Company were accelerated as of July 14, 2006, which resulted in compensation expense recognized for this modification of $35,000. Also, upon the separation from employment of this officer, 90,000 of unvested stock options were forfeited.
     The net compensation costs charged as operating expense for the stock-based award activity related to employees and directors (including the impact of the forfeitures and modification described above in the quarter ended September 30, 2006) were approximately $195,000 and $571,000 for the three months ended September 30, 2005 and September 30, 2006, respectively.

     The fair value of each stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the assumptions noted in the following table.

	Three Months Ended
	September 30,
	2005	2006
Stock Option Plans:
Expected dividend rate	0%	0%
Expected stock price volatility	102%	120%
Risk free interest rate	4.0%	4.9%
Estimated forfeiture rate	10%	10%
Expected life (years)	6.6	6.6
     The weighted average grant-date fair value of shares of restricted common stock granted during the three months ended September 30, 2006 was $1.17.
     A summary of option activity under the plan as of September 30, 2006, and changes during the three months then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Options	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at July 1, 2006	3,524,553	$1.67
Granted	4,251,200	$1.26
Exercised	(7,500)	$.52
Forfeited or expired	(113,563)	$1.31
Outstanding at September 30, 2006	7,654,690	$1.45	8.1	$535,000
Exercisable at September 30, 2006	2,519,304	$1.68	5.2	$401,000
     A summary of the status of the Company’s non-vested shares as of September 30, 2006 is presented below:

		Weighted Average
Nonvested Options	Shares	Grant Date Fair Value
Nonvested at July 1, 2006	1,162,846	$1.59
Granted	4,251,200	$1.26
Vested	(191,660)	$1 .40
Forfeited	(90,000)	$.73
Nonvested at September 30, 2006	5,132,386	$1.34

     In November 2006, the Company granted 2,650,400 options to employees and directors under various stock option agreements. These options were granted with an exercise price equal to the fair value of the Company’s stock at the grant date.
     As of September 30, 2006 there was approximately $4,137,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (options and restricted shares) granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.5 years.
     The Company’s former Chief Executive Officer terminated his employment on July 17, 2006, at which time he entered into a consulting arrangement with the Company. On July 17, 2006, this former officer held 243,750 of unvested options. The terms of the stock option plan under which these options were granted allowed for continued vesting in these options as long as he provided such consulting services to the Company subsequent to his employment. Accordingly, beginning on July 17, 2006, the Company began to account for this former officer’s unvested options in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
4. Shareholders’ Equity
     During the quarter ended September 30, 2006, the Company issued 131,241 shares of common stock as part of the employee stock option plans and the Direct Stock Purchase Plan, for net cash proceeds of $156,000 and issued 39,400 shares of restricted common stock to employees under the 2004 Equity Incentive Plan.
5. Net Loss Per Common Share
     Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares, consisting of options, warrants for the purchase of common stock and unvested restricted shares of common stock, are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the periods ended September 30, 2005 and 2006 is approximately 9,500,000 and 13,002,795, respectively.
6. Short-Term Investments and Restricted Investments
     Short-term investments consist of highly rated corporate debt securities with original maturities of over three months and less than one year. Short-term investments are classified as available-for-sale, and are presented at market value, with unrealized gains and losses on investments reflected as a component of shareholders’ equity. There were no unrealized gains or losses as of September 30, 2005 or 2006. Interest earned on available-for-sale securities is included in interest income.

     Included in other current assets at both June 30, 2006 and September 30, 2006 are $91,000 and $92,000, respectively, of bank certificates of deposit which serve as collateral for certain potential European Value Added Taxes.
7. Recent Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on results from operations or financial position.
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective the first quarter of fiscal year 2008 with early adoption permitted. The Company does not believe SFAS No. 157 will have a material impact on their financial statements.

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
     Our platform Tissue Repair Cell (TRC) technology is based on 1) our cell products which are a unique cell mixture containing large numbers of stromal, stem and progenitor cells, produced outside of the body from a small amount of bone marrow taken from the patient, and 2) the means to produce these products in an automated process. TRC-based products have been used in over 230 patients, and are currently in active clinical trials for bone regeneration (long bone fractures and spine fusions) and vascular regeneration (diabetic patients with critical limb ischemia) applications. We have reported positive interim clinical trial results for TRCs suggesting both the clinical safety and the ability of TRCs to induce tissue regeneration in long bone fractures and jaw bone reconstruction. Our proprietary TRC cell product received an Orphan Drug Designation from the U.S. Food and Drug Administration (FDA) for use in the treatment of osteonecrosis of the femoral head. In addition, we are developing plans for a TRC-based therapy for cardiac tissue regeneration.
     Our primary business is to develop our TRC-based products for use in multiple therapeutic areas. Currently, we intend to pursue TRC-based cell products for the following therapeutic areas:
•	Vascular tissue regeneration

•	Bone tissue regeneration

•	Cardiac tissue regeneration

•	Neural tissue regeneration
     We have developed a patented manufacturing system to produce human cells for clinical use. This automated cell manufacturing system enables our “single-pass perfusion” cell culture process. Single-pass perfusion is our patented technology for growing large quantities of human cells. These cells include adult stromal, stem and progenitor cell populations, which are considered to be required in the formation of tissues such as vascular, bone, cardiac and neural, as well as the hematopoietic system and its supporting stroma.
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
     Our current focus is on utilizing our TRC technology in our manufacturing facilities to produce autologous cell-based products for use in regenerative medicine. At such time as we satisfy applicable regulatory approval requirements, we expect the sales of our TRC-based products to constitute nearly all of our product sales revenues.
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
     To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue obtaining required capital in a similar manner. As a development-stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. This is not likely to occur until we obtain significant additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through, September 30, 2006, we have accumulated a net loss of approximately $145 million. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.
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
     We entered into a clinical trial agreement with the Heart & Diabetes Center located in Bad Oeynhausen, Germany, to conduct a pilot trial to evaluate the safety and efficacy of TRCs to improve peripheral circulation in diabetic patients with critical limb ischemia. An approved Investigational Medicinal Product Dossier (IMPD) – the required filing in the EU for a clinical trial – and the cell manufacturing license required in Germany were obtained, and patient accrual is ongoing.
     We are in the process of preparing to submit a clinical trial protocol in the U.S. to treat patients suffering from critical limb ischemia with the goal of reducing of the incidence of major amputations.
Bone Regeneration
Long Bone Fractures:
     A U.S. Phase I/II clinical trial for the treatment of severe long bone non-union fractures has completed enrollment of all 36 patients, and we are now conducting the twelve-month follow-up of these patients who were treated at the following centers: Lutheran General Hospital, Park Ridge, IL; the University of Michigan Health System, Ann Arbor, MI; William Beaumont Hospital, Royal Oak, MI and, Lutheran Medical Center, Brooklyn, NY, In September 2006, we reported additional interim results from 23 patients enrolled in this trial, including 12 patients who completed the total trial observation period of 12 months by August 2006. Of the 12 patients who have completed the twelve-month follow-up period, 10 showed bone bridging at the fracture site, indicating radiographic evidence of healing. After being treated with our TRC-based cell product, callus formation (the first sign of healing and return of blood flow), was observed in 22 of these 23 patients by six months. No TRC-related adverse events were reported. Data collection will be completed in July 2007.
     Bone regeneration studies in the EU were conducted at centers in Spain and Germany, under Ethical Committee approvals. Results from the Phase I clinical trial conducted at Hospital General de l’Hospitalet, Centro Médico Teknon and Hospital de Barcelona-SCIAS in Spain were disclosed in May 2005. All five patients, with a total of 6 treated fractures, have been reported as healed by a third party independent reviewer using radiographic images, or by clinical observation. No TRC-related adverse events were observed. Following the Phase I trial, an IMPD was filed and we obtained permission from the Spanish Drug Agency (AEMPS) to commence a Phase II non-union fracture trial in Spain. This study can accrue up to 10 patients, and is actively enrolling.
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
Jaw Bone Reconstruction:
     We have completed a jaw (maxilla) bone regeneration clinical feasibility control trial in Barcelona, Spain, for edentulous patients with severe bone loss who needed a sinus lift procedure so that dental implants could be placed. This proof-of-concept trial has enrolled the targeted 5 patients for the evaluation of bone regeneration resulting from TRCs compared with a standard bone grafting procedure. Four months after cell therapy, the treatments that included TRCs had reduced swelling, and significant height increase of the bone in the grafted area as determined in radiographic images. Histologic observations made on tissue sections adjacent to the grafted area showed changes consistent with the stimulation of bone turnover and with the induction of new connective tissue. We are continuing the required follow-up of these patients.
Additional Activity
     In certain non-U.S. regions, autologous cell products such as TRCs may be marketed without further registration or marketing authorization. We are exploring these types of markets through commercial supply agreements to gain additional clinical information to support our clinical trial strategy. We have completed several limited commercial evaluation agreements under this type of arrangement.

Critical Accounting Policies
     There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements. The most significant accounting policy relates to stock-based compensation expense.
     Stock-Based Compensation Expense – Effective July 1, 2005, we adopted SFAS 123R using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation, net of an estimated forfeiture rate, and therefore only recognize compensation cost for those option grants and restricted stock awards and units expected to vest over the service period. Prior to our adoption of SFAS 123R, we accounted for share-based payments under APB 25 and its interpretations.
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
Results of Operations
     Total revenues for the first quarter ended September 30, 2006 were $104,000, which consisted of grant revenues and product sales, compared to total revenues of $180,000 for the same period in fiscal year 2006. Product sales for the quarter ended September 30, 2006 decreased to $12,000, compared to product sales of $15,000 for the quarter ended September 30, 2005. Grant revenues decreased to $92,000 for the quarter ended September 30, 2006 compared to $165,000 for the quarter ended September 30, 2005. The decrease in grant revenues is the result of decreased activities on grant programs and the completion of our activity on the collaborative grant with the Defense Advanced Research Projects Agency (DARPA) in June 2006; however, we continue to pursue grant-funded programs. Grant revenues are recorded on a cost-reimbursement basis and accounted for 88% of total revenues for the quarter ended September 30, 2006 and 92% of total revenues for the quarter ended September 30, 2005. Grant revenues may vary in any period based on timing of grant awards, grant-funded activities, level of grant funding and number of grant awards received.
     Total costs and expenses increased to $4,688,000 for the quarter ended September 30, 2006, compared to $3,974,000 for the quarter ended September 30, 2005.
     Costs and expenses include an increase in research and development expenses to $2,304,000 for the quarter ended September 30, 2006 from $1,953,000 for the quarter ended September 30, 2005. This increase reflects continued expansion of our research and development activities to support future regulatory submissions, on-going and planned tissue regeneration clinical trials in the U.S. and EU and the development of facilities for product manufacturing. Research and development expenses also included a non-cash charge relating to share-based compensation expense of $108,000 for the quarter ended September 30, 2006 compared to $78,000 for the quarter ended September 30, 2005.
     Selling, general and administrative costs increased for the quarter ended September 30, 2006 to $2,384,000 from $2,016,000 for the quarter ended September 30, 2005. This increase is due to additional employee costs that include: an accrual relating to the former Chief Executive Officer’s revised employment agreement and an accrual and severance payments relating to the former President and Chief Operating Officer’s employment agreement. In addition, selling, general and administrative expenses for the quarter ended September 30, 2006, included a non-cash charge relating to share-based compensation expense of $463,000 compared to $118,000 for the quarter ended September 30, 2005.
     Interest income was $527,000 for the quarter ended September 30, 2006 compared to $306,000 for the quarter ended September 30, 2005. The fluctuations in interest income are due primarily to corresponding changes in the level of cash, cash equivalents and short-term investments during the periods and improved yields from our investments.
     Aastrom’s net loss was $4,057,000 or $.03 per common share for the quarter ended September 30, 2006 compared to $3,488,000, or $.03 per common share for the quarter ended September 30, 2005. The increase in net loss is primarily the result of increased costs and expenses offset on a per share basis by an increase in the weighted average number of common shares outstanding.
     Our major ongoing research and development programs are focused on the development of bone marrow-derived adult stem and progenitor cells – TRCs – for use in orthopedic indications (bone fractures, spine fusion, and osteonecrosis) and for use in vascular system regeneration, as well as cardiac and neural regeneration. Clinical trials using TRCs are underway in both the U.S. and the EU to evaluate bone formation in patients with long bone fractures, and clinical trials are underway in the EU to evaluate bone formation in spine fusion. An EU clinical trial for the treatment of limb ischemia resulting from peripheral vascular disease is also enrolling patients. All of these potential product applications use TRCs created by our proprietary process and platform technologies. We are also completing other research and development activities using our TRCs that are intended to improve the functionality for certain clinical indications, to improve shelf life, and to decrease the cost of manufacturing our TRC products. Research and development expenses outside of the TRC program consist primarily of immunotherapy programs, engineering and cell manufacturing.
     The following table summarizes our research and development expenses for the first fiscal quarters ended September 30, 2005 and September 30, 2006:

	September 30,
R&D Project	2005	2006
TRCs	$1,698,000	$2,027,000
Other	255,000	277,000

Total	$1,953,000	$2,304,000

     Because of the uncertainties of clinical trials and the evolving regulatory requirements applicable to TRCs, estimating the completion dates or cost to complete our major research and development program would be highly speculative and subjective. The risks and uncertainties associated with developing our products, including significant and changing governmental regulation and the uncertainty of future clinical study results, are discussed in greater detail in the “Any changes in the governmental regulatory classifications of our products could prevent, limit or delay our ability to market and develop our products,” “Our inability to complete our product development activities successfully would severely limit our ability to operate or finance operations,” and “We must successfully complete our clinical trials to be able to market certain of our products,” sections under the heading “Risk Factors” of this report. The potentially lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, will require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain when any net cash inflow from products validated under our major research and development project, if any, will commence.
Liquidity and Capital Resources
     We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through September 30, 2006, have totaled approximately $185 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.

     Our combined cash, cash equivalents and short-term investments totaled $39,007,000 at September 30, 2006, a decrease of $3,990,000 from June 30, 2006. During the quarter ended September 30, 2006, the primary source of cash, cash equivalents and short-term investments was from equity transactions from the employee stock option plans and the Direct Stock Purchase Plan, with net proceeds of $156,000. The primary uses of cash, cash equivalents and short-term investments during the quarter ended September 30, 2006 included $4,077,000 to finance our operations and working capital requirements, and $110,000 in capital equipment additions for cell manufacturing and laboratory equipment.
     We expect that our total capital expenditures for the fiscal year ended June 30, 2007 to be approximately $1,292,000 primarily for the acquisition of cell manufacturing and laboratory equipment. We expect our monthly cash utilization to average approximately $1.8 million for fiscal year 2007.
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
     We expect that our available cash, cash equivalents, short-term investments and expected interest income will be sufficient to finance currently planned activities beyond the end of fiscal year 2007 (ending June 30, 2007). These estimates are based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption “Risk Factors”, included herein. In order to grow and expand our business, and to introduce our product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our cell product candidates for additional indications. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private funding, will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock, continued market listing of our common stock and economic conditions affecting the public markets. If our common stock is delisted from The Nasdaq SmallCap Market, the liquidity of our common stock could be impaired, and prices for the shares of our common stock could be lower than might otherwise prevail.

     If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse affect on our business. See “Risk Factors” and “Notes to Consolidated Financial Statements” in our 2006 Annual Report on Form 10-K and “Notes to Consolidated Financial Statements” and “Risk Factors” included herein.
Risk Factors
Our past losses and expected future losses cast doubt on our ability to operate profitably.
     We were incorporated in 1989 and have experienced substantial operating losses since inception. As of September 30, 2006, we have incurred a cumulative net loss totaling approximately $145 million. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and the AastromReplicell System, general and administrative expenses, and the prosecution of patent applications. We expect to incur significant operating losses at least until, and probably after, product sales increase, primarily owing to our research and development programs, including pre-clinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components, and raising sufficient cash to fund our operating activities. In addition, we may not be able to achieve or sustain profitability.
Failure to obtain and maintain required regulatory approvals would severely limit our ability to sell our products.
     We must obtain the approval of the FDA before commercial sales of our cell product candidates may commence in the U.S., which we believe will ultimately be the largest market for our products. We will also be required to obtain additional approvals from various foreign regulatory authorities to initiate sales activities of cell products in those jurisdictions, including certain countries in the EU. If we cannot demonstrate the safety, reliability and efficacy of our cell product candidates, or of the cells produced in our device products, we may not be able to obtain required regulatory approvals. If we cannot demonstrate the safety and efficacy of our technologies and product candidates, or if one or more patients die or suffer severe complications, the FDA or other regulatory authorities could delay or withhold regulatory approval of our product candidates.
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
     The FDA establishes regulatory requirements based on the classification of a product. Because our product development programs are designed to satisfy the standards applicable to biological licensure for our cellular products, any change in the regulatory classification or designation would affect our ability to obtain FDA approval of our products. Each of these cell mixtures (such as our TRCs) is, under current regulations, regulated as a biologic product, which requires a Biological License Application.
     EU Directives (laws) have become effective, and have influenced the requirements for manufacturing cell products and the conduct of clinical trials. These changes have delayed clinical trials of cellular products in the EU. Recent changes and annexes to the European Union Medicinal Products Prime Directive shifted patient-derived cells to the medicinal products category, which will require Marketing Authorizations in order to market and sell these products. These new laws have delayed some of our current planned clinical trials with TRCs in the EU, and will require clinical trials with data submission and review by one or more European regulatory bodies. There is uncertainty about which clinical trial activities and data are required, and because of the recent nature of these new directives, laws and regulations, there is no established precedent to understand the timeline or other requirements for Marketing Authorization.
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
     We will require substantial capital resources in order to conduct our operations and develop our products and cell manufacturing facilities. We expect that our available cash, cash equivalents, short-term investments and interest income will be sufficient to finance currently planned activities beyond the end of fiscal year 2007 (ending June 30, 2007). However, in order to grow and expand our business, and to introduce our new product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our cell product candidates for additional indications. Accordingly, we are continuing to pursue additional sources of financing.
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
     The market price of shares of our common stock has been volatile, ranging in closing price between $1.11 and $2.37 during the twelve month period ended September 30, 2006. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:
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
     We are required to meet certain qualitative and financial tests (including a minimum bid price for our common stock of $1.00) to maintain the listing of our common stock on the Nasdaq Capital Market. In May 2003 and in July 2004, we received notification from Nasdaq of potential delisting as a result of our stock trading below $1.00 for more than thirty consecutive business days. While in each case our stock price recovered within the permitted grace periods and Nasdaq notified us that we were again in full compliance, we cannot provide any assurance that our stock price would again recover within the specified times if future closing bid prices below $1.00 triggered another potential delisting. The qualitative tests we must meet address various corporate governance matters, including Audit Committee and Board composition. Over the last 18 months, we have experienced director resignations and are devoting increased resources to Board member recruitment and retention. If we do not maintain compliance with the Nasdaq requirements within specified periods and subject to permitted extensions, our common stock may be recommended for delisting (subject to any appeal we would file). If our common stock were delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting would also impair our ability to raise capital.
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
     We rely on a third party manufacturer, Fraunhofer Institute for Interfacial Engineering and Biotechnology in Stuttgart, Germany, to supply our TRC-based cell products for certain EU clinical trials. Reliance on third party manufacturers entails risks including regulatory compliance and quality assurance and the possible breach of the manufacturing agreement by the third party. We are subject to similar regulatory and compliance risks at our site in Ann Arbor, Michigan. Both sites could be subject to ongoing, periodic, unannounced inspection by regulatory agencies to ensure strict compliance with cGMP regulations and other governmental regulations and corresponding foreign standards. Our present and future manufacturers might not be able to comply with these regulatory requirements. We do not have redundant cell manufacturing sites, in the event our cell manufacturing facilities are damaged or destroyed or are subject to regulatory restrictions, our clinical trial programs and other business prospects would be adversely affected.
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
     On December 28, 2005, we announced that we would begin a search for a new Chief Executive Officer to succeed Dr. Armstrong, who announced his intention to transition out of day-to-day management of the Company. On July 17, 2006 we announced that George W. Dunbar had joined the Company as CEO, President and a Director, and that Dr. Armstrong would continue in his role as Chairman of the Board for the remainder of his term which concluded on November 2, 2006. We also announced that James A Cour, former President and COO, had left the Company to pursue other opportunities.
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
     These statements are subject to risks and uncertainties, including those set forth in this “Risk Factors” section, and actual results could differ materially from those expressed or implied in these statements. All forward-looking statements included in this quarterly report are made as of the date hereof. We assume no obligation to update any such forward-looking statement or to update any reason why actual results might differ.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of September 30, 2006, our cash and cash equivalents included money market securities and short-term investments included short-term corporate debt securities with original maturities of less than twelve months. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
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
Changes in Internal Control over Financial Reporting
     During our first quarter of fiscal 2007, there were no changes made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we receive threats or may be subject to litigation matters incidental to our business. However, we are not currently a party to any material pending legal proceedings.
Item 1A. Risk Factors
     We have provided updated risk factors in the section labeled “Risk Factors” in Part I, Item 2 to allow readers to understand the material risks and uncertainties affecting our businesses and to qualify forward-looking statements we make. These updates do not include any material changes in the type or magnitude of the risks we discussed in our most recent Annual Report on Form 10-K.
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

AASTROM BIOSCIENCES, INC.
Date: November 9, 2006	/s/ George W. Dunbar
George W. Dunbar
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2006	/s/ Gerald D. Brennan, Jr.
Gerald D. Brennan, Jr.
Vice President Administrative & Financial Operations, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Company, as amended

3.2 *	Bylaws, as amended

10.90**	Employment Agreement with George W. Dunbar dated July 17, 2006

10.91**	Consulting Agreement with R. Douglas Armstrong dated July 17, 2006

10.92**	Separation Agreement with James Cour dated July 14, 2006

31	Rules 13a-14(a) and 14(d)-14a Certifications

32	Section 1350 Certifications

*	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2006.