Form 10-Q
period 2006-12-31
AASTROM BIOSCIENCES INC
filed 2007-02-09
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006, OR

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
Large accelerated filer — ☐     Accelerated filer — ☑     Non-accelerated filer — ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes — ☐ No — ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE (Class)	119,833,846 Outstanding at February 8, 2007

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q
December 31, 2006

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — Unaudited

a) Consolidated Condensed Balance Sheets as of June 30, 2006 and December 31, 2006	3

b) Consolidated Condensed Statements of Operations for the three months ended December 31, 2005 and 2006 and for the period from March 24, 1989 (Inception) to December 31, 2006	4

c) Consolidated Condensed Statements of Cash Flows for the three months ended December 31, 2005 and 2006 and for the period from March 24, 1989 (Inception) to December 31, 2006	5

d) Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Submission of Matters to a Vote of Security Holders	31
Item 5. Other Information	32
Item 6. Exhibits	32

SIGNATURES	33

EXHIBIT INDEX	34
EXHIBIT 10.94
EXHIBIT 31
EXHIBIT 32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2006	2006
Assets

CURRENT ASSETS:

Cash and cash equivalents	$9,034	$13,979
Short-term investments	33,963	22,333
Receivables, net	139	121
Inventories	1	12
Other current assets	528	518

Total current assets	43,665	36,963

PROPERTY AND EQUIPMENT, NET	1,216	1,277

Total assets	$44,881	$38,240

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,084	$920
Accrued employee benefits	1,455	1,397

Total current liabilities	2,539	2,317

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized - 250,000,000; shares issued and outstanding - 119,439,612 and 119,819,161, respectively	184,492	186,355
Deficit accumulated during the development stage	(142,150)	(150,432)

Total shareholders’ equity	42,342	35,923

Total liabilities and shareholders’ equity	$44,881	$38,240

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

					March 24, 1989
	Three months ended		Six months ended		(Inception) to
	December 31,		December 31,		December 31,
	2005	2006	2005	2006	2006
REVENUES:
Product sales and rentals	$42	$6	$57	$18	$1,295
Research and development agreements	—	—	—	—	2,105
Grants	75	152	240	244	8,996

Total revenues	117	158	297	262	12,396

COSTS AND EXPENSES:
Cost of product sales and rentals	4	3	9	3	568
Cost of product sales and rentals — provision for obsolete and excess inventory	—	—	—	—	2,239
Research and development	2,195	2,563	4,148	4,867	114,994
Selling, general and administrative	2,257	2,332	4,273	4,716	53,306

Total costs and expenses	4,456	4,898	8,430	9,586	171,107

LOSS FROM OPERATIONS	(4,339)	(4,740)	(8,133)	(9,324)	(158,711)

OTHER INCOME (EXPENSE):
Other income	—	—	—	—	1,249
Interest income	197	515	503	1,042	8,265
Interest expense	—	—	—	—	(267)

Other income	197	515	503	1,042	9,247

NET LOSS	$(4,142)	$(4,225)	$(7,630)	$(8,282)	$(149,464)

COMPUTATION OF NET LOSS PER SHARE APPLICABLE TO COMMON SHARES:

NET LOSS	$(4,142)	$(4,225)	$(7,630)	$(8,282)

NET LOSS PER SHARE (Basic and Diluted)	$(.04)	$(.04)	$(.07)	$(.07)

Weighted average number of shares outstanding (Basic and Diluted)	102,681,000	119,516,000	102,582,000	119,347,000

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			March 24, 1989
	Six months ended		(Inception) to
	December 31,		December 31,
	2005	2006	2006
OPERATING ACTIVITIES:
Net loss	$(7,630)	$(8,282)	$(149,464)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	148	205	4,269
Loss on property held for resale	—	—	110
Amortization of discounts and premiums on investments	(72)	(277)	(1,023)
Stock compensation expense	501	1,445	4,063
Inventory write downs and reserves	—	—	2,239
Stock issued pursuant to license agreement	—	—	3,300
Provision for losses on accounts receivable	—	—	204
Changes in assets and liabilities:
Receivables	70	18	(370)
Inventories	111	(11)	(2,347)
Other current assets	(78)	10	(497)
Accounts payable and accrued expenses	197	(164)	920
Accrued employee benefits	299	(58)	1,397

Net cash used for operating activities	(6,454)	(7,114)	(137,199)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73)
Purchase of short-term investments	(8,000)	(29,593)	(161,555)
Maturities of short-term investments	18,078	41,500	140,245
Property and equipment purchases	(519)	(266)	(4,713)
Proceeds from sale of property held for resale	—	—	400

Net cash provided by (used for) investing activities	9,559	11,641	(25,696)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	51,647
Net proceeds from issuance of common stock	712	418	122,919
Repurchase of common stock	—	—	(49)
Payments received for stock purchase rights	—	—	3,500
Payments received under shareholder notes	—	—	31
Principal payments under capital lease obligations	—	—	(1,174)

Net cash provided by financing activities	712	418	176,874

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,817	4,945	13,979

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,408	9,034	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,225	$13,979	$13,979

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(A clinical development stage company)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
          Aastrom Biosciences, Inc. was incorporated in March 1989 (Inception), began employee-based operations in 1991, and is in the clinical development stage. The Company operates its business in one reportable segment — research and product development involving the development of autologous cell products for use in regenerative medicine.
          Successful future operations are subject to several technical hurdles and risk factors, including satisfactory product development, timely initiation and completion of clinical trials, regulatory approval and market acceptance for the Company’s products and the Company’s continued ability to obtain future funding.
          The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. While management believes available cash, cash equivalents, short-term investments and interest income are adequate to finance currently planned activities beyond the end of fiscal year 2008 (ending June 30, 2008), the Company will need to raise additional funds in order to complete its product development programs, complete clinical trials needed to market its products, and commercialize these products. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success include: the rate and degree of progress for its product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the U.S., EU and other countries, the liquidity and market volatility of the Company’s equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would negatively impact its business, financial condition and results of operations.
2. Basis of Presentation
          The condensed consolidated financial statements included herein have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended December 31, 2006, are not necessarily indicative of the results to be expected for the full year or for any other period.

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
          During the six months ended December 31, 2006 we granted 39,400 shares of restricted common stock and 7,936,600 options to purchase common stock to employees and directors of the Company. Of the options granted during the period, 5,136,200 were granted with exercise prices equal to the fair value of the Company’s stock at the grant date and such options vest over four years and have lives of ten years.
          The remaining options to purchase 2,800,400 shares of stock were granted to key employees of the Company. These options have a 10 year life and exercise prices equal to the fair value of the Company’s stock at the grant date. Vesting of these options is dependent on (i) the passage of time subsequent to the grant date and (ii) the Company meeting certain performance conditions, which relate to the Company’s progress in its clinical trial programs, which were established by the Company’s Board of Directors. The Company is in the process of estimating the fair value of these options and expects to complete this estimation during the quarter ended March 31, 2007. Based on the Company’s preliminary assessment, the estimated fair value of these options may potentially range from $2,600,000 (assuming a 5-year expected term) to $3,200,000 (assuming a 10-year expected term). Stock-based compensation expense will be recorded when the Company believes that the vesting of these options is probable based on the progress of its clinical trial programs.

          Also, during the six months ended December 31, 2006, the vesting of certain options held by the Company’s former President and Chief Operating Officer (COO) were accelerated as of July 14, 2006, which resulted in compensation expense recognized for this modification of $35,000. Also, upon the separation from employment of this officer, 90,000 nonvested stock options were forfeited.
          The Company’s stock option plans allow a stock option holder continued vesting of stock options as well as exercisability of vested options through the original option term, as long as that stock option holder provides continued service to the Company. The Company’s former Chief Executive Officer (CEO) ceased his employment with the Company in July 2006; however, he continued to provide service to the Company through November 2, 2006, through his participation on the Company’s Board of Directors. At November 2, 2006 the former CEO no longer provided service as a member of the Board of Directors however the Company allowed him to continue to vest in his nonvested stock options through November 2, 2007 and also allowed him the ability to exercise his vested stock options for approximately 15 months subsequent to his termination of services.
          On November 2, 2006, the former CEO held 243,750 nonvested options (due to the additional vesting through November 2, 2007, 128,000 are expected to vest and 115,750 are expected to remain nonvested and forfeited) and 1,221,875 vested options. During the quarter ended December 31, 2006, the Company recorded approximately $257,000 of stock-based compensation expense related to the additional vesting of nonvested options and longer excercisability of vested options after the former CEO terminated his services to the Company.
          The net compensation costs charged as operating expense for the stock-based award activity related to employees and directors (including the impact of the forfeitures and modifications described above in the six months ended December 31, 2006) were approximately $501,000 and $1,445,000 for the six months ended December 31, 2005 and December 31, 2006, respectively.
          The fair value of each stock option grant that vests solely based on service for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the assumptions noted in the following table.

	Six Months Ended
	December 31,
	2005	2006
Stock Option Plans:
Expected dividend rate	0%	0%
Expected stock price volatility	73%	67%
Risk free interest rate	4.3%	4.9%
Estimated forfeiture rate	10%	10%
Expected life (years)	6.6	6.6

          The weighted average grant-date fair value of restricted shares granted under the Company’s plans during the six months ended December 31, 2006 was $1.17.
          A summary of option activity under the plan as of December 31, 2006, and changes during the six months then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Options	Shares	Exercise Price	Contractual Term	Intrinsic Value
Oustanding at July 1, 2006	3,524,553	$1.67
Granted	7,936,600	$1.36
Exercised	(176,484)	$.75
Forfeited or expired	(256,171)	$.95
Outstanding at December 31, 2006	11,028,498	$1.48	8.6	$712,000
Exercisable at December 31, 2006	2,477,834	$1.74	5.4	$433,000
          A summary of the status of the Company’s nonvested options as of December 31, 2006 is presented below:

		Weighted Average
Nonvested Options	Shares	Grant Date Fair Value
Nonvested at July 1, 2006	1,162,846	$1.59
Granted	7,936,600	$1.36
Vested	(321,007)	$1.54
Forfeited	(227,775)	$.95
Nonvested at December 31, 2006	8,550,664	$1.40
          As of December 31, 2006 there was approximately $3,245,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements (options based solely on service and restricted shares) granted. That cost is expected to be recognized over a weighted-average period of 3.4 years.
4. Shareholders’ Equity
          During the six months ended December 31, 2006, the Company issued 401,874 shares of common stock as part of the employee stock option plans and the Direct Stock Purchase Plan, for net cash proceeds of $418,000 and issued 39,400 shares of restricted common stock to employees under the 2004 Equity Incentive Plan.
5. Net Loss Per Common Share
          Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares, consisting of options, warrants for the purchase of common stock and nonvested restricted shares of common stock, are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the three and six months ended December 31, 2005 and 2006 is approximately 9,016,000 and 16,318,000, respectively.

6. Short-Term Investments
          Short-term investments consist of highly rated corporate debt securities with original maturities of over three months and less than one year. Short-term investments are classified as available-for-sale, and are presented at market value, with unrealized gains and losses on investments reflected as a component of shareholders’ equity. There were no unrealized gains or losses as of June 30, 2006 or December 31, 2006. Interest earned on available-for-sale securities is included in interest income.
7. Subsequent Events
          On January 31. 2007, the Company renegotiated its lease with Domino’s Farms Office Park, LLC, increasing the lease space of its office, manufacturing and research facility from 30,230 square feet to 36,531 square feet. This new lease covers a period of six years, beginning on the date of occupancy of the new space. The Company anticipates that occupancy will occur in phases between February 2007 and May 2007. The aggregate minimum lease commitment under the new six year lease is approximately $6,286,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Aastrom
     We are a clinical development stage company focused on the development of autologous cell products for use in regenerative medicine. Our pre-clinical and clinical product development programs utilize patient-derived bone marrow stem and progenitor cell populations, and are being investigated for their ability to aid in the regeneration of tissues such as vascular, bone, cardiac and neural.
     We have developed a patented proprietary manufacturing system to produce human cells for clinical use. This automated cell manufacturing system enables our “single-pass perfusion” cell culture process. Single-pass perfusion is our patented technology for growing large quantities of human cells. These cells include adult stem and progenitor cell populations, which are required for the formation of tissues such as vascular, bone, cardiac, neural, and the hematopoietic system.
          Our platform Tissue Repair Cell (TRC) technology is based on 1) our cell products which are a unique cell mixture containing large numbers of stem and progenitor cells, produced outside of the body from a small amount of bone marrow taken from the patient, and 2) the means to produce these products in an automated process. TRC-based products have been used in over 240 patients, and are currently in active clinical trials for bone regeneration (osteonecrosis of the femoral head, long bone fractures and spine fusions) and vascular regeneration (diabetic patients with critical limb ischemia) applications. We have reported positive interim clinical trial results for TRCs evaluated to induce bone repair in long bone fractures and jaw bone reconstruction. No cell-related serious adverse events were observed. Our proprietary TRC cell product received an Orphan Drug Designation from the U.S. Food and Drug Administration (FDA) for use in the treatment of osteonecrosis of the femoral head and the treatment of dilated cardiomyopathy. In addition, we are developing programs for TRC-based therapies to address cardiac and neural regeneration indications.
          Our primary business is to develop our TRC-based products for use in multiple therapeutic areas. Currently, we intend to pursue TRC-based cell products for the following therapeutic areas:
•	Bone tissue regeneration

•	Vascular tissue regeneration

•	Cardiac tissue regeneration

•	Neural tissue regeneration
          Since our inception, we have been in the development stage and engaged in research and product development, conducted principally on our own behalf. Our initial business plan was to pursue the bone marrow transplantation markets by commercializing our cell manufacturing system and supplies. Since that time we have phased out our marketing efforts promoting the cell manufacturing system as a commercial product in the U.S. Currently, we have product sales consisting of limited therapy kit sales for research by others.

          Our current focus is on utilizing our TRC technology and cell manufacturing system in our manufacturing facilities to produce autologous cell-based products for use in regenerative medicine. At such time as we satisfy applicable regulatory approval requirements, we expect the sales of our TRC-based products to constitute nearly all of our product sales revenues.
          We do not expect to generate positive cash flows from our consolidated operations for at least the next several years and then only if more significant TRC cell product sales commence. Until that time, we expect that our revenue sources will consist of only minor sales of our cell products such as TRCs, and dendritic cell and T-cell manufacturing supplies to our academic collaborators, grant revenue and research funding, and potential licensing fees or other financial support from potential future corporate collaborators.
          To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue obtaining required capital in a similar manner. As a development-stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. This is not likely to occur until we obtain significant additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through December 31, 2006, we have accumulated a net loss of approximately $149 million. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.
Clinical Development
          Currently, our active clinical development programs are focused on the utilization of our TRCs in the areas of vascular tissue and bone regeneration, though we anticipate beginning clinical trials in the cardiac and neural regeneration therapeutic areas.
          The pre-clinical data for our TRCs have shown that the large numbers of the stem and progenitor cells obtained with our cell manufacturing system can develop into a variety of tissues including blood, bone, vascular, fat and tissues characteristic of certain internal organs. We have demonstrated in the laboratory that TRCs can differentiate into osteoblast (bone cell) and endothelial (blood vessel) cell lineages. Based on these pre-clinical observations, we initiated clinical trials in the U.S. and European Union (EU) for bone regeneration in patients with severe long bone fractures, and in the EU for vascular tissue regeneration in diabetic patients with critical limb ischemia.
          It should be noted that the preliminary results of our current clinical trials may not be indicative of results that will be obtained from subsequent patients in those trials or from future clinical trials. Further, our future clinical trials may not be successful, and we may not be able to obtain the required Biologic License Application (BLA) registration in the U.S. or required foreign regulatory approvals, Marketing Authorization (MA), for our TRCs in a timely fashion, or at all. See “Risk Factors.”

Clinical Trials Summary
Bone Regeneration
Osteonecrosis:
          In January 2007, we initiated patient enrollment and treatment in a pivotal clinical trial utilizing TRCs for the treatment of osteonecrosis (also known as avascular necrosis) of the femoral head. The trial protocol received written approval from the Spanish Drug Agency (AEMPS) and Centro Medico Teknon’s Ethics Committee for our IMPD, and is being conducted at Teknon located in Barcelona, Spain. Patient recruitment is ongoing for up to 10 patients.
          In March 2006, our proprietary TRCs received an Orphan Drug Designation from the FDA for use in the treatment of osteonecrosis of the femoral head. We are in the process of preparing a clinical trial protocol in the U.S.
Long Bone Fractures:
          A U.S. Phase I/II clinical trial for the treatment of severe long bone non-union fractures has completed enrollment of all 36 patients, and we are now conducting the twelve-month follow-up of these patients who were treated at the following centers: Lutheran General Hospital, Park Ridge, IL; the University of Michigan Health System, Ann Arbor, MI; William Beaumont Hospital, Royal Oak, MI; and Lutheran Medical Center, Brooklyn, NY. In September 2006, we reported additional interim results from 23 patients enrolled in this trial, including 12 patients who completed the total trial observation period of 12 months by August 2006. Of the 12 patients who had completed the twelve-month follow-up period, 10 showed bone bridging at the fracture site, indicating radiographic evidence of healing. After being treated with our TRC-based cell product, callus formation (the first sign of healing and return of blood flow), was observed in 22 of these 23 patients by six months. No TRC-related adverse events were reported. Data collection will be completed in July 2007 and we expect that key results will be available in late 2007.
          Bone regeneration studies in the EU were conducted at centers in Spain and Germany, under Ethical Committee approvals. Results from the Phase I clinical trial conducted at Hospital General de l’Hospitalet, Centro Médico Teknon and Hospital de Barcelona-SCIAS in Spain were disclosed in May 2005. All five patients, with a total of 6 treated fractures, have been reported as healed by a third party independent reviewer using radiographic images, or by clinical observation. No TRC-related adverse events were observed. Following the Phase I trial, an Investigational Medicinal Product Dossier (IMPD) — the required filing in the EU for a clinical trial — was filed and we obtained permission from the Spanish Drug Agency (AEMPS) to commence a Phase II non-union fracture trial in Spain. This study has accrued and completed TRC treatments of all 10 patients described in the clinical protocol and submitted in the IMPD. We are continuing the required follow-up of these patients.

Spine Fusion:
          We are conducting a Phase I/II spine fusion clinical trial in the U.S., to accrue up to 25 patients. This study has been initiated at William Beaumont Hospital, Royal Oak, MI and there are plans to expand the study to additional sites. Patient recruitment is ongoing.
Jaw Bone Reconstruction:
          We are completing a jaw bone (maxilla) regeneration clinical feasibility control trial in Barcelona, Spain, for edentulous patients with severe bone loss who needed a sinus lift procedure so that dental implants could be placed. This feasibility trial has enrolled the targeted 5 patients for the evaluation of bone regeneration resulting from TRCs compared with a standard bone grafting procedure. Four months after cell therapy, the treatments that included TRCs had reduced swelling, and significant height increase of the bone in the grafted area as determined in radiographic images. Histologic observations made on tissue sections adjacent to the grafted area showed changes consistent with the stimulation of bone turnover and with the induction of new connective tissue. We are continuing the required follow-up of these patients.
Vascular Tissue Regeneration
Critical Limb Ischemia:
          Based on our laboratory observations that TRCs have the ability to form small blood vessels, and third party trials involving the use of bone marrow cells for peripheral vascular disease, we are conducting a trial to evaluate the safety and efficacy of TRCs in the treatment of diabetics with open wounds and critical limb ischemia.
          We entered into a clinical trial agreement with the Heart & Diabetes Center located in Bad Oeynhausen, Germany, to conduct a pilot trial to evaluate the safety and potential of TRCs to improve peripheral circulation in diabetic patients with open wounds and critical limb ischemia. Ethics Committee approval was received and the cell manufacturing license required in Germany was obtained. Patient accrual is ongoing.
          Data from this trial has been provided to the FDA to support a clinical trial protocol in the U.S. to treat patients suffering from critical limb ischemia with the goal of reducing the incidence of major amputations.
Cardiac Regeneration
          In February 2007, our proprietary TRCs received an Orphan Drug Designation from the FDA for use in the treatment of dilated cardiomyopathy (DCM). DCM is a chronic cardiac disease that leads to enlargement of the heart and reduces pump function to a point that normal blood circulation cannot be maintained. Typically patients with DCM present with symptoms of congestive heart failure, including limitations in their physical activity and shortness of breath. DCM often represents the end stage of chronic ischemic heart disease in patients who have experienced multiple heart attacks. Patient prognosis depends on the stage of the disease but is characterized by a high mortality rate. Other than heart transplant, there are no effective long-term treatment options for end stage patients with this disease. The New England Journal of Medicine estimates that in the U.S. alone 120,000 people currently suffer from this disease; other sources report estimates of up to 150,000. We are in the process of preparing a protocol with the intention of initaing a clinical trial to treat patients suffering from DCM.
          We are in the process of preparing a clinical trial protocol in the EU that will include treating patients suffering from dilated cardiomyopathy. We are also preparing for a U.S. clinical trial targeting this indication.
Additional Activity
          In certain non-U.S. regions, autologous cell products such as TRCs may be marketed without further registration or marketing authorization. This enables us to gain early clinical experience through the compassionate use treatment of patients to support the development of our clinical trial strategy.
Critical Accounting Policies
          There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements. The most significant accounting policy relates to stock-based compensation expense.
          Share-Based Compensation Expense - Effective July 1, 2005, we adopted SFAS 123R using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS 123R, we recognize compensation, net of an estimated forfeiture rate, and therefore only recognize compensation cost for those option grants and restricted stock awards and units expected to vest over the service period. Prior to our adoption of SFAS 123R, we accounted for stock-based payments under APB 25 and its interpretations.
          Calculating stock-based compensation expense requires the input of highly subjective assumptions. We apply the Black-Scholes option-pricing model to determine the fair value of our stock options. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. We estimate the volatility of our common stock at the date of grant based on its historical volatility. We estimate the expected life of options that vest solely on service, using the simplified method provided for in the Securities and Exchange Commission Staff Accounting Bulletin No. 107 for “plain vanilla options.” The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options. The dividend rate is based on our historical rate, which we anticipate to remain at zero. The assumptions used in calculating the fair value of stock options represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock options and restricted stock awards and units expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards. If our actual forfeiture rate is different from our estimate, we would report the effect of any change in estimated forfeiture rate in the period of change.

          Performance Based Stock Options - During the six months ended December 31, 2006, the Board of Directors granted performance based stock options (performance options) to certain key employees. These performance options have a 10 year life and exercise prices equal to the fair value of the Company’s stock at the grant date. Vesting of these performance options is dependent on (i) the passage of time subsequent to the grant date and (ii) the Company meeting certain performance conditions, which relate to the Company’s progress in its clinical trial programs, which were established by the Company’s Board of Directors. The Board of Directors will determine if the performance conditions have been met.
          Calculating stock-based compensation expense requires the input of highly subjective assumptions. We apply the Black-Scholes option-pricing model to determine the fair value of our performance options. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
          Stock-based compensation expense will be recorded when the Company believes that the vesting of these options is probable based on the progress of its clinical trial programs.
          The summary of significant accounting policies should be read in conjunction with our consolidated financial statements and related notes and this discussion of our results of operations.
Results of Operations
          Total revenues, consisting of product sales and grant funding, for the quarter and six months ended December 31, 2006 were $158,000 and $262,000, respectively, compared to $117,000 and $297,000 for the same periods in fiscal year 2006.
          Product sales for the quarter and six months ended December 31, 2006, consisting of limited therapy kit sales for research by others, decreased to $6,000 and $18,000, respectively, compared to product sales of $42,000 and $57,000 for the same periods in fiscal year 2006. Grant revenues increased to $152,000 and $244,000 for the quarter and six months ended December 31, 2006 compared to $75,000 and $240,000 for the same periods in fiscal year 2006. Grant revenues may vary in any period based on timing of grant awards, grant-funded activities, level of grant funding and number of grant awards received. Grant revenues are recorded on a cost-reimbursement basis and accounted for 93% of total revenues for the six months ended December 31, 2006 and 81% of total revenues for the same period in fiscal year 2006. We continue to pursue grant-funded programs that are aligned with our research and development efforts.
          Total costs and expenses increased to $4,898,000 for the quarter ended December 31, 2006, compared to $4,456,000 for the quarter ended December 31, 2005.

          Research and development expenses increased to $2,563,000 for the quarter ended December 31, 2006 from $2,195,000 for the quarter ended December 31, 2005. This increase reflects continued expansion of our research and development activities to support regulatory submissions, on-going and planned tissue regeneration clinical trials in the U.S. and EU and the development of facilities for product manufacturing. Research and development expenses also included a non-cash charge relating to stock-based compensation expense of $181,000 for the quarter ended December 31, 2006 compared to $121,000 for the quarter ended December 31, 2005.
          Selling, general and administrative costs increased to $2,332,000 for the quarter ended December 31, 2006 from $2,257,000 for the quarter ended December 31, 2005. This increase is due to a non-cash charge relating to stock-based compensation expense of $690,000 compared to $185,000 for the quarter ended December 31, 2005. The increase in the non-cash charge includes a one-time charge of $257,000 that relates to an amendment of our former CEO’s stock options upon the termination of his service as a director. This increase was offset by lower salaries and fringes due to management and employee changes in the quarter ended September 30, 2006 and decreases in relocation and recruitment expenses.
          Total costs and expenses increased to $9,586,000 for the six months ended December 31, 2006, compared to $8,430,000 for the six months ended December 31, 2005.
          Research and development expenses increased for the six months ended December 31, 2006 to $4,867,000 from $4,148,000 for the six months ended December 31, 2005, reflecting continued expansion of our research and development programs to support regulatory and clinical trial activities in the U.S. and EU, manufacturing processes and the development of facilities for product manufacturing. Research and development expenses also included a non-cash charge relating to stock-based compensation expense of $290,000 for the quarter ended December 31, 2006 compared to $199,000 for the quarter ended December 31, 2005
          Selling, general and administrative costs increased for the six months ended December 31, 2006 to $4,716,000 from $4,273,000 for the six months ended December 31, 2005. This increase is due to a non-cash charge relating to stock-based compensation expense of $1,152,000 compared to $303,000 for the quarter ended December 31, 2005. The increase in the non-cash charge includes a one-time charge of $257,000 that relates to an amendment of our former CEO’s stock options upon the termination of his service as a director. This increase also includes expenses relating to the former CEO’s revised employment agreement and severance expenses relating to the former President and COO’s employment agreement. These increases were offset by lower salaries and fringe benefits due to management and employee changes and decreases in recruitment expenses.
          Interest income was $515,000 and $1,042,000 for the quarter and six months ended December 31, 2006, respectively, compared to $197,000 and $503,000 for the same periods in fiscal year 2006. The fluctuations in interest income are due primarily to corresponding changes in the level of cash, cash equivalents and short-term investments during the periods and improved yields from our investments.
          Our net loss was $4,225,000 or $.04 per common share for the quarter ended December 31, 2006 compared to $4,142,000, or $.04 per common share for the quarter ended December 31, 2005.

For the six months ended December 31, 2006, our net loss increased to $8,282,000, or $.07 per common share compared to a net loss of $7,630,000, or $.07 per common share for the six months ended December 31, 2005. The net loss per share is primarily the result of increased costs and expenses offset on a per share basis by an increase in the weighted average number of common shares outstanding.
          Our major ongoing research and development programs are focused on the development of bone marrow-derived adult stem and progenitor cells — TRCs — for use in orthopedic indications (bone fractures, spine fusion, and osteonecrosis) and for use in vascular system regeneration, as well as cardiac and neural regeneration. Clinical trials using TRCs are underway to evaluate: (i) bone formation in patients with long bone fractures (in the U.S. and EU); (ii) bone formation in spine fusion (in the U.S.); and (iii) the treatment of osteonecrosis of the femoral head (in the EU). An EU clinical trial for the treatment of limb ischemia resulting from peripheral vascular disease is also enrolling patients. All of these potential product applications use TRCs created by our proprietary process and platform technologies. We are also completing other research and development activities using our TRCs that are intended to improve the functionality for certain clinical indications, to improve shelf life, and to decrease the cost of manufacturing our TRC products. Research and development expenses outside of the TRC program consist primarily of immunotherapy programs, engineering and cell manufacturing.
          The following table summarizes our research and development expenses for the quarter and six months ended December 31, 2005 and December 31, 2006:

	Quarter Ended December 31,		Six Months Ended December 31,
R&D Project	2005	2006	2005	2006
TRCs	$1,908,000	$2,352,000	$3,606,000	$4,378,000
Other	287,000	211,000	542,000	489,000

Total	$2,195,000	$2,563,000	$4,148,000	$4,867,000

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
Liquidity and Capital Resources
          We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through December 31, 2006, have totaled approximately $186 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.
          Our combined cash, cash equivalents and short-term investments totaled $36,312,000 at December 31, 2006, a decrease of $6,685,000 from June 30, 2006. During the six months ended December 31, 2006, the primary source of cash, cash equivalents and short-term investments was from equity transactions from the employee stock option plans and the Direct Stock Purchase Plan, with net proceeds of $418,000. The primary uses of cash, cash equivalents and short-term investments during the quarter ended December 31, 2006 included $7,114,000 to finance our operations and working capital requirements, and $266,000 in capital equipment additions for cell manufacturing and laboratory equipment.
          We expect that our total capital expenditures for the fiscal year ended June 30, 2007 to be approximately $1,292,000 primarily for the acquisition of cell manufacturing and laboratory equipment. We expect our monthly cash utilization to average approximately $1.5 million for remainder of fiscal year 2007.
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
          We expect that our available cash, cash equivalents, short-term investments and expected interest income will be sufficient to finance currently planned activities beyond the end of fiscal year 2008 (ending June 30, 2008). These estimates are based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption “Risk Factors”, included herein. In order to grow and expand our business, and to introduce our product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our cell product candidates for additional indications. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our debt or equity securities. There can be no assurance that such collaborative arrangements, or any public or private funding, will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock, continued market listing of our common stock and economic conditions affecting the public markets. If our common stock is delisted from The Nasdaq Stock Market, the liquidity of our common stock could be impaired, and prices for the shares of our common stock could be lower than might otherwise prevail.
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
          We were incorporated in 1989 and have experienced substantial operating losses since inception. As of December 31, 2006, we have incurred a cumulative net loss totaling approximately $149 million. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and our cell manufacturing system, general and administrative expenses, and the prosecution of patent applications. We expect to incur significant operating losses at least until, and probably after, product sales increase, primarily owing to our research and development programs, including pre-clinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components, and raising sufficient cash to fund our operating activities. In addition, we may not be able to achieve or sustain profitability.
Failure to obtain and maintain required regulatory approvals would severely limit our ability to sell our products.
          We must obtain the approval of the FDA before commercial sales of our cell product candidates may commence in the U.S., which we believe will ultimately be the largest market for our products. We will also be required to obtain additional approvals from various foreign regulatory authorities to initiate sales activities of cell products in those jurisdictions, including certain countries in the EU. If we cannot demonstrate the safety and efficacy of our cell product candidates, or of the cells produced in our manufacturing system, we may not be able to obtain required regulatory approvals. If we cannot demonstrate the safety and efficacy of our technologies and product candidates, or if one or more patients die or suffer severe complications, the FDA or other regulatory authorities could delay or withhold regulatory approval of our product candidates.

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
     To be able to market therapeutic cell products in the U.S. and across the EU, we must demonstrate, through extensive preclinical studies and clinical trials, the safety and efficacy of our processes and product candidates. If our clinical trials are not successful, our products may not be marketable.
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
     We will be seeking to obtain regulatory approvals to market our TRC cell products for tissue repair and regeneration treatments. Even if we obtain all required regulatory approvals, we cannot be certain that our products and processes will be accepted in the market place at a level that would allow us to operate profitably. Our TRCs will face competition from existing, and/or potential other new treatments in the future which could limit revenue potential. It may be necessary to increase the yield and/or cell type purity for certain of our cell manufacturing processes to gain commercial acceptance. Our technologies or product candidates may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technologies and product candidates, and our potential revenues.

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
     Some of the manufacturing materials and/or components we use in, and are critical to, our TRC manufacturing processes involve the use of animal-derived products, including fetal bovine serum. Suppliers or regulatory changes may limit or restrict the availability of such materials for clinical and commercial use. Aastrom currently purchases all of its fetal bovine sera from protected herds in Australia and New Zealand. These sources are considered to be the safest and raise the least amount of concern from the global regulatory agencies. If, for example, the so-called “mad cow disease” occurs in New Zealand or in Australia it may lead to a restricted supply of the serum currently required for the TRC manufacturing process. Any restrictions on these materials would impose a potential competitive disadvantage for our products or prevent our ability to manufacture TRC cell products. Regulatory authorities in the EU are reviewing the safety issues related to the use of animal-derived materials, which we currently use in our production process. The FDA has issued draft regulations for controls over bovine materials. These proposed regulations do not appear to affect out ability to purchase the manufacturing materials we currently use. However, there can be no assurances that the FDA will not issue final regulations that could affect our operations. We do not know what actions, if any, the authorities may take as to animal derived materials specific to medicinal products distributed in the EU. Our inability to develop or obtain alternative compounds would harm our product development and commercialization efforts. There are certain limitations in the supply of certain animal-derived materials, which may lead to delays in our ability to complete clinical trials or eventually to meet the anticipated market demand for our cell products.

Given our limited internal manufacturing, sales, marketing and distribution capabilities, we need to develop increased internal capability or collaborative relationships to manufacture, sell, market and distribute our products.
     We have only limited internal manufacturing, sales, marketing and distribution capabilities. As market needs develop, we intend to establish and operate commercial-scale manufacturing facilities, which will need to comply with all applicable regulatory requirements. We expect to develop new configurations of our cell manufacturing system for these facilities to enable processes and cost efficiencies associated with large-scale manufacturing. Establishing these facilities will require significant capital and expertise. Any delay in establishing, or difficulties in operating, these facilities will limit our ability to meet the anticipated market demand for our cell products. We intend to get assistance to market some of our future cell products through collaborative relationships with companies with established sales, marketing and distribution capabilities. Our inability to develop and maintain those relationships would limit our ability to market, sell and distribute our products. Our inability to enter into successful, long-term relationships could require us to develop alternate arrangements at a time when we need sales, marketing or distribution capabilities to meet existing demand. We may market our TRCs through our own sales force. Our inability to develop and retain a qualified sales force could limit our ability to market, sell and distribute our cell products.
We may not be able to raise the required capital to conduct our operations and develop our products.
     We will require substantial capital resources in order to conduct our operations and develop our products and cell manufacturing facilities. We expect that our available cash, cash equivalents, short-term investments and interest income will be sufficient to finance currently planned activities beyond the end of fiscal year 2008 (ending June 30, 2008). However, in order to grow and expand our business, and to introduce our new product candidates into the marketplace, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our cell product candidates for additional indications. Accordingly, we are continuing to pursue additional sources of financing.
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
     The market price of shares of our common stock has been volatile, ranging in closing price between $1.11 and $2.24 during the twelve month period ended December 31, 2006. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:
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
     We rely solely on third parties such as Astro, Moll and Cambrex to manufacture or supply certain of our devices/manufacturing equipment, as well as component parts and other materials used in the cell product manufacturing process. We would not be able to obtain alternate sources of supply for many of these items on a short-term basis. If any of our key manufacturers or suppliers fails to perform their respective obligations or if our supply of components or other materials is limited or interrupted, we would not be able to conduct clinical trials or market our product candidates on a timely and cost-competitive basis, if at all.
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
     Our cell manufacturing system is designed to improve and automate the processes for producing cells used in therapeutic procedures. Even if we are able to demonstrate improved or equivalent results, the cost or process of treatment and other factors may cause researchers and practitioners to not use our products and we could suffer a competitive disadvantage. Finally, to the extent that others develop new technologies that address the targeted application for our products, our business will suffer.
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
     We face an inherent business risk of exposure to product liability claims in the event that the manufacture and/or use of TRCs during clinical trials, or after commercialization, results in adverse events. As a result, we may incur significant product liability exposure, which could exceed existing insurance coverage. We may not be able to maintain adequate levels of insurance at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims would increase our operating loss and affect our financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of December 31, 2006, our cash and cash equivalents included money market securities and short-term investments included short-term corporate debt securities with original maturities of less than twelve months. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
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
Changes in Internal Control over Financial Reporting
     During our second quarter of fiscal 2007, there were no changes made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders of Aastrom Biosciences, Inc. was held on November 2, 2006.

(b)	At the 2006 Annual Meeting of Shareholders, votes were cast on matters submitted to the shareholders, as follows:

Proposal 1: Election of two directors whose terms expire at the 2009 Annual Meeting of Shareholders.

NOMINEE	FOR	WITHHELD
Alan L. Rubino	108,016,794	1,204,932
Nelson M. Sims	108,039,147	1,182,579
In addition to the election of the above referenced directors, the following individuals continue as directors; George W. Dunbar, Jr., Susan L. Wyant and Robert L. Zerbe, as Class I Directors, whose terms expire at the 2007 Annual Meeting of Shareholders; and Timothy M. Mayleben and Stephen G. Sudovar, as a Class II Director, whose term expires at the 2008 Annual Meeting of Shareholders.

Proposal 2: Approve the Amended and Restated 2004 Equity Incentive Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
15,984,142	2,962,237	390,365	89,884,982
Proposal 3: Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending June 30, 2007.

FOR	AGAINST	ABSTAIN
108,393,111	536,337	292,278
Item 5. Other Information
          None.
Item 6. Exhibits
          See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AASTROM BIOSCIENCES, INC.

Date: February 9, 2007	/s/ George W. Dunbar, Jr. George W. Dunbar, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2007	/s/ Gerald D. Brennan, Jr. Gerald D. Brennan, Jr.
Vice President Administrative & Financial
Operations, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Restated Articles of Incorporation of the Company, as amended

3.2**	Bylaws, as amended

10.93***	2004 Equity Incentive Plan, as amended

10.94	Summary of Changes to Employee Compensation Guidelines

31	Rules 13a-14(a) and 14(d)-14a Certifications

32	Section 1350 Certifications

*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.

**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005

***	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 8, 2006.