Form 10-Q
period 2007-03-31
AASTROM BIOSCIENCES INC
filed 2007-05-10
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007,
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes — ☐   No — ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	119,960,428
(Class)	Outstanding at May 7, 2007

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q
March 31, 2007

			Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited

	a)	Consolidated Condensed Balance Sheets as of June 30, 2006 and March 31, 2007	3

	b)	Consolidated Condensed Statements of Operations for the three and nine months ended March 31, 2006 and 2007 and for the period from March 24, 1989 (Inception) to March 31, 2007	4

	c)	Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2006 and 2007 and for the period from March 24, 1989 (Inception) to March 31, 2007	5

	d)	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk		32
Item 4.	Controls and Procedures		32

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings		33
Item 1A.	Risk Factors		33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		33
Item 3.	Defaults Upon Senior Securities		33
Item 4.	Submission of Matters to a Vote of Security Holders		33
Item 5.	Other Information		33
Item 6.	Exhibits		33

SIGNATURES			34

EXHIBIT INDEX			35
EXHIBIT 31
EXHIBIT 32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	March 31,
	2006	2007
Assets

CURRENT ASSETS:

Cash and cash equivalents	$9,034	$27,608
Short-term investments	33,963	4,999
Receivables, net	139	96
Inventories	1	8
Other current assets	528	478

Total current assets	43,665	33,189

PROPERTY AND EQUIPMENT, NET	1,216	1,380

Total assets	$44,881	$34,569

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,084	$1,012
Accrued employee benefits	1,455	1,281

Total current liabilities	2,539	2,293

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized — 250,000,000; shares issued and outstanding — 119,439,612 and 119,916,659, respectively	184,492	187,191
Deficit accumulated during the development stage	(142,150)	(154,915)

Total shareholders’ equity	42,342	32,276

Total liabilities and shareholders’ equity	$44,881	$34,569

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

					March 24, 1989
	Three months ended		Nine months ended		(Inception) to
	March 31,		March 31,		March 31,
	2006	2007	2006	2007	2007

REVENUES:
Product sales and rentals	$85	$44	$142	$62	$1,339
Research and development agreements	—	—	—	—	2,105
Grants	153	214	393	458	9,210

Total revenues	238	258	535	520	12,654

COSTS AND EXPENSES:
Cost of product sales and rentals	2	14	11	17	582
Cost of product sales and rentals — provision for obsolete and excess inventory	—	—	—	—	2,239
Research and development	2,597	3,096	6,745	7,963	118,090
Selling, general and administrative	2,438	2,070	6,711	6,786	55,376

Total costs and expenses	5,037	5,180	13,467	14,766	176,287

LOSS FROM OPERATIONS	(4,799)	(4,922)	(12,932)	(14,246)	(163,633)

OTHER INCOME (EXPENSE):
Other income	—	—	—	—	1,249
Interest income	250	439	753	1,481	8,704
Interest expense	—	—	—	—	(267)

Other income	250	439	753	1,481	9,686

NET LOSS	$(4,549)	$(4,483)	$(12,179)	$(12,765)	$(153,947)

COMPUTATION OF NET LOSS PER SHARE APPLICABLE TO COMMON SHARES:

NET LOSS	$(4,549)	$(4,483)	$(12,179)	$(12,765)

NET LOSS PER SHARE
(Basic and Diluted)	$(.04)	$(.04)	$(.12)	$(.11)

Weighted average number of shares
outstanding (Basic and Diluted)	103,033	119,640	102,730	119,443

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			March 24, 1989
	Nine months ended		(Inception) to
	March 31,		March 31,
	2006	2007	2007

OPERATING ACTIVITIES:
Net loss	$(12,179)	$(12,765)	$(153,947)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	233	314	4,378
Loss on property held for resale	—	—	110
Amortization of discounts and premiums on investments	(72)	(443)	(1,189)
Stock compensation expense	791	2,148	4,766
Inventory write downs and reserves	—	—	2,239
Stock issued pursuant to license agreement	—	—	3,300
Provision for losses on accounts receivable	—	—	204
Changes in assets and liabilities:
Receivables	1	43	(345)
Inventories	113	(7)	(2,343)
Other current assets	(26)	50	(457)
Accounts payable and accrued expenses	105	(72)	1,012
Accrued employee benefits	723	(174)	1,281

Net cash used for operating activities	(10,311)	(10,906)	(140,991)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73)
Purchase of short-term investments	(11,500)	(29,593)	(161,555)
Maturities of short-term investments	20,078	59,000	157,745
Property and equipment purchases	(581)	(478)	(4,925)
Proceeds from sale of property held for resale	—	—	400

Net cash provided by (used for) investing activities	7,997	28,929	(8,408)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	51,647
Net proceeds from issuance of common stock	744	551	123,052
Repurchase of common stock	—	—	(49)
Payments received for stock purchase rights	—	—	3,500
Payments received under shareholder notes	—	—	31
Principal payments under capital lease obligations	—	—	(1,174)

Net cash provided by financing activities	744	551	177,007

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,570)	18,574	27,608

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,408	9,034	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,838	$27,608	$27,608

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
     Successful future operations are subject to several technical hurdles and risk factors, including satisfactory product development, timely initiation and completion of clinical trials, regulatory approval and market acceptance of the Company’s products and the Company’s continued ability to obtain future funding.
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
2. Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year or for any other period.

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
     During the nine months ended March 31, 2007, the Company granted 39,400 shares of restricted common stock and 8,066,600 options to purchase common stock to employees and directors of the Company. Of the options granted during the period, 5,266,200 were granted with exercise prices equal to the fair value of the Company’s stock at the grant date and such options vest over four years (other than non-employee director options that vest over one year) and have lives of ten years. The weighted average grant-date fair value of options granted under the Company’s plans during the nine months ended March 31, 2006 and 2007 was $1.82 and $0.88, respectively.
     The remaining options to purchase 2,800,400 shares of stock were granted to key employees of the Company. These options have a 10 year life and exercise prices equal to the fair value of the Company’s stock at the grant date. Vesting of these options is dependent on (i) the passage of time subsequent to the grant date and (ii) the Company meeting certain performance conditions, which relate to the Company’s progress in its clinical trial programs and other relevant factors, which were established by the Company’s Board of Directors. The Company is in the process of estimating the fair value of these options and expects to complete this estimation during the quarter ended June 30, 2007. Based on the Company’s preliminary assessment, the estimated fair value of these options may potentially range from $2,600,000 (assuming a 5-year expected term) to $3,200,000 (assuming a 10-year expected term). Stock-based compensation expense will be recorded when the Company believes that the vesting of these options is probable based on the progress of its clinical trial programs and other relevant factors.

     Also, during the nine months ended March 31, 2007, the vesting of certain options held by the Company’s former President and Chief Operating Officer (COO) were accelerated as of July 14, 2006, which resulted in compensation expense recognized for this modification of $35,000. Also, upon the separation from employment of this officer, 90,000 nonvested stock options were forfeited.
     The Company’s stock option plans allow a stock option holder continued vesting of stock options as well as exercisability of vested options through the original option term, as long as that stock option holder provides continued service to the Company. The Company’s former Chief Executive Officer (CEO) ceased his employment with the Company in July 2006; however, he continued to provide service to the Company through November 2, 2006, through his participation on the Company’s Board of Directors. At November 2, 2006 the former CEO no longer provided service as a member of the Board of Directors however the Company allowed him to continue to vest in his nonvested stock options through November 2, 2007, and also allowed him the ability to exercise his vested stock options for approximately 15 months subsequent to his termination of services. During the nine months ended March 31, 2007, the Company recorded approximately $257,000 of stock-based compensation expense related to the additional vesting of nonvested options and longer excercisability of vested options after the former CEO terminated his services to the Company.
     The net compensation costs charged as operating expense for the stock-based award activity related to employees and directors (including the impact of the forfeitures and modifications described above in the nine months ended March 31, 2007) were approximately $555,000 and $2,148,000 for the nine months ended March 31, 2006 and March 31, 2007, respectively.
     The fair value of each stock option grant that vests solely based on service for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the assumptions noted in the following table.

	Nine Months Ended March 31,
	2006	2007
Stock Option Plans:
Expected dividend rate	0%	0%
Expected stock price volatility	72%	67%
Risk free interest rate	4.3%	4.9%
Estimated forfeiture rate	10%	10%
Expected life (years)	6.6	6.6
     The weighted average grant-date fair value of restricted shares granted under the Company’s plans during the nine months ended March 31, 2007 was $1.17.

     A summary of option activity under the plan as of March 31, 2007, and changes during the nine months then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Oustanding at July 1, 2006	3,524,553	$1.67
Granted	8,066,600	$1.36
Exercised	(176,484)	$.75
Forfeited or expired	(314,233)	$1.27
Outstanding at March 31, 2007	11,100,436	$1.47	8.4	$1,255,000
Exercisable at March 31, 2007	2,610,364	$1.73	5.3	$617,000
     A summary of the status of the Company’s nonvested restricted shares as of March 31, 2007 is presented below:

		Weighted
		Average
		Grant Date
Nonvested Restricted Shares	Shares	Fair Value
Nonvested at July 1, 2006	367,117	$2.05
Granted	39,400	$1.17
Vested	(120,704)	$2.09
Forfeited	(62,550)	$1.09
Nonvested at March 31, 2007	223,263	$2.15
     As of March 31, 2007 there was approximately $2,628,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements (options based solely on service and restricted shares) granted. That cost is expected to be recognized over a weighted-average period of 3.2 years.
4. Shareholders’ Equity
     During the nine months ended March 31, 2007, the Company issued 499,097 shares of common stock as part of the employee stock option plans and the Direct Stock Purchase Plan, for net cash proceeds of $551,000 and issued 39,400 shares of restricted common stock to employees under the 2004 Equity Incentive Plan.
5. Net Loss Per Common Share
     Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares, consisting of options, warrants for the purchase of common stock and nonvested restricted shares of common stock, are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the three and nine months ended March 31, 2006 and 2007 is approximately 9,056,000 and 16,376,000, respectively.
6. Short-Term Investments
     Short-term investments consist of highly rated corporate debt securities with original maturities of over three months and less than one year. Short-term investments are classified as available-for-sale, and are presented at market value, with unrealized gains and losses on investments reflected as a component of shareholders’ equity. There were no unrealized gains or losses as of June 30, 2006 or March 31, 2007. Interest earned on available-for-sale securities is included in interest income.
7. Lease Commitments
     In January 2007, the Company renegotiated its lease with Domino’s Farms Office Park, LLC, increasing the lease space of its office, manufacturing and research facility from 30,230 square feet to 36,531 square feet. This new lease covers a period of six years, beginning on the date of occupancy of the new space. This lease also includes two five year options to extend the term to 2012 and 2017, respectively. The Company anticipates that occupancy will occur in May 2007. The aggregate minimum lease commitment under the new six year lease is approximately $6,286,000.
8. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective the first quarter of fiscal year 2008 with early adoption permitted. The Company does not believe SFAS No. 157 will have a material impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Aastrom
     We are a regenerative medicine company focused on the clinical development of autologous cell products for the repair or regeneration of multiple human tissues, based on our proprietary Tissue Repair Cell (TRC) Technology. Our pre-clinical and clinical product development programs utilize patient-derived bone marrow stem and progenitor cell populations, and are being investigated for their ability to aid in the regeneration of tissues such as vascular, bone, cardiac and neural.
     We have developed a patented proprietary manufacturing system to produce human cells for clinical use. This automated cell manufacturing system enables our “single-pass perfusion” cell culture process. Single-pass perfusion is our patented technology for growing large quantities of human cells. These cells include adult stem and progenitor cell populations, which are required for the formation of tissues such as bone, vascular, cardiac, neural, and the hematopoietic system.
     Our platform Tissue Repair Cell (TRC) Technology is based on 1) our cell products which are a unique cell mixture containing large numbers of stem and progenitor cells, produced outside of the body from a small amount of bone marrow taken from the patient, and 2) the means to produce these products in an automated process. TRC-based products have been used in over 250 patients, and are currently in active clinical trials for bone regeneration (osteonecrosis of the femoral head, long bone fractures and spine fusions) and vascular regeneration (critical limb ischemia) applications. Our proprietary TRC-based cell products received an Orphan Drug Designation from the U.S. Food and Drug Administration (FDA) for use in the treatment of osteonecrosis of the femoral head and the treatment of dilated cardiomyopathy. In addition, we are developing programs for TRC-based therapies to address cardiac and neural regeneration indications.
     Our primary business is to develop our TRC-based products for use in multiple therapeutic areas. Currently, we are refining our TRC-based products to better meet the needs and set the foundation to establish strong brands for each therapeutic area, as follows:
•	Bone regeneration — Bone Repair Cells (BRCs)

•	Vascular regeneration — Vascular Repair Cells (VRCs)

•	Cardiac regeneration — Cardiac Repair Cells (CRCs)

•	Neural regeneration — Neural Repair Cells (NRCs)
     Since our inception, we have been in the development stage and engaged in research and product development, conducted principally on our own behalf. Our initial business plan was to pursue the bone marrow transplantation markets by commercializing our cell manufacturing system and supplies. Since that time we have phased out our marketing efforts promoting the cell manufacturing system as a commercial product in the U.S. Currently, we have product sales consisting of limited sales of manufacturing supplies to academic collaborators for research and limited revenue related to cell-based products.

     Our current focus is on utilizing our TRC Technology to produce autologous cell-based products for use in regenerative medicine. At such time as we satisfy applicable regulatory approval requirements, we expect the sales of our TRC-based products to constitute nearly all of our product sales revenues.
     We do not expect to generate positive cash flows from our consolidated operations for at least the next several years and then only if more significant TRC-based cell product sales commence. Until that time, we expect that our revenue sources will consist of only minor sales of our cell products, and dendritic cell and T-cell manufacturing supplies to our academic collaborators, grant revenue and research funding, and potential licensing fees or other financial support from potential future corporate collaborators.
     To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue obtaining required capital in a similar manner. As a development-stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. This is not likely to occur until we obtain significant additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through March 31, 2007, we have accumulated a net loss of approximately $154 million. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.
Clinical Development
     Currently, our active clinical development programs are focused on the utilization of our TRC Technology in the areas of vascular tissue and bone regeneration, though we anticipate beginning clinical trials in the cardiac and neural regeneration therapeutic areas.
     The pre-clinical data for our TRC-based products have shown that the large numbers of the stem and progenitor cells obtained through application of our TRC Technology can develop into a variety of tissues including blood, bone, vascular and fat, as well as the potential to form tissues characteristic of certain internal organs. We have demonstrated in the laboratory that TRC-based products can differentiate into osteoblast (bone cell) and endothelial (blood vessel) cell lineages. Based on these pre-clinical observations, clinical trials have been initiated in the U.S. and European Union (EU) for bone regeneration in patients with severe long bone fractures, and for vascular tissue regeneration in patients with critical limb ischemia.
     It should be noted that the preliminary results of our current clinical trials may not be indicative of results that will be obtained from subsequent patients in those trials or from future clinical trials. Further, our future clinical trials may not be successful, and we may not be able to obtain the required Biologic License Application (BLA) registration in the U.S. or required foreign regulatory approvals, Marketing Authorization (MA), for our TRC-based products in a timely fashion, or at all. See “Risk Factors.”

Clinical Trials Summary
Bone Regeneration
Osteonecrosis:
     In May 2007, the FDA approved our Investigational New Drug (IND) application which allows us to proceed with a U.S. Phase III clinical trial to use our Bone Repair Cells (BRCs) based on our TRC Technology in the treatment of osteonecrosis of the femoral head. We are currently initiating clinical sites for this trial. This trial will seek to enroll 120 patients, randomized into two patient groups, at up to 20 clinical sites. The primary efficacy endpoint of this trial is to eliminate or delay the progression of osteonecrosis, which will be measured by a blinded third-party reviewer with MRI and CT imaging. Patients will be followed for a total of 24 months, post-treatment. We intend this to be a pivotal trial with the goal of demonstrating clinical safety and efficacy for the submission of a Biologics License Application (BLA). In addition, we may have to generate further patient data in this indication, such as data from the ongoing pivotal trial in Spain, to support a U.S. BLA submission. The initiation of this trial complements the receipt of an Orphan Drug Designation from the FDA in March 2006 to use our BRCs in the treatment of osteonecrosis of the femoral head.
     In January 2007, we initiated patient enrollment and treatment in a pivotal clinical trial utilizing BRCs for the treatment of osteonecrosis (also known as avascular necrosis) of the femoral head. The trial protocol received written approval from the Spanish Drug Agency (AEMPS) and Centro Medico Teknon’s Ethics Committee for our Investigational Medicinal Product Dossier (IMPD), and is being conducted at Teknon located in Barcelona, Spain. Patient recruitment is ongoing for up to 10 patients.
Long Bone Fractures:
     A U.S. Phase I/II clinical trial for the treatment of severe long bone non-union fractures has completed enrollment of all 36 patients, and we are now conducting the twelve-month follow-up of these patients who were treated at the following centers: Lutheran General Hospital, Park Ridge, IL; the University of Michigan Health System, Ann Arbor, MI; William Beaumont Hospital, Royal Oak, MI; and Lutheran Medical Center, Brooklyn, NY. In February 2007, we reported additional interim results from all 36 patients enrolled in this trial. Of these 36 patients, 18 of 20 patients (90%) who had completed the twelve-month follow-up period, and 26 of 31patients (84%) who have completed at least 6 months of follow-up showed multiple bone bridges at the fracture site, indicating radiographic evidence of healing, after blinded third-party image analysis. After being treated with our BRCs, callus formation (the first sign of healing and return of blood flow), was observed in 30 of these 31 patients (97%) by six months. No cell-related adverse events were reported. Data collection will be completed in July 2007 and we expect that final results from this trial will be available in late 2007.

     An initial bone regeneration study was conducted at centers in Spain under Ethical Committee approvals. Results from the Phase I clinical trial conducted at Hospital General de l’Hospitalet, Centro Médico Teknon and Hospital de Barcelona-SCIAS in Spain were disclosed in May 2005. All five patients, with a total of 6 treated fractures, have been reported as healed by a third party independent reviewer using radiographic images, or by clinical observation. No cell-related adverse events were observed. Following the feasibility trial, an IMPD was filed and permission from the Spanish Drug Agency (AEMPS) to commence a 10-patient Phase II non-union fracture trial in Spain was obtained. The Phase II study has completed enrollment and BRC treatment of all 10 patients, and we are continuing the required 24-month follow-up of these patients.
Spine Fusion:
     We are conducting a Phase I/II spine fusion clinical trial in the U.S., to accrue up to 25 patients. This study has been initiated at William Beaumont Hospital, Royal Oak, MI and there are plans to expand the study to additional sites.
Jaw Bone Reconstruction:
     We are completing a jaw bone (maxilla) regeneration clinical feasibility control trial in Barcelona, Spain, for edentulous patients with severe bone loss who needed a sinus lift procedure so that dental implants could be placed. This feasibility trial has enrolled the targeted 5 patients for the evaluation of bone regeneration resulting from BRCs compared with a standard bone grafting procedure. Four months after cell therapy, the treatments that included BRCs had reduced swelling, and significant height as well as width increase of the bone in the grafted area as determined in radiographic images. Histologic observations made on tissue sections adjacent to the grafted area showed changes consistent with the stimulation of bone turnover and with the induction of new connective tissue. We are continuing the required follow-up of these patients.
Vascular Tissue Regeneration
Critical Limb Ischemia:
     Based on our laboratory observations that TRC-based products have the ability to form small blood vessels, and third party trials involving the use of bone marrow cells for peripheral vascular disease, we are conducting a trial to evaluate the safety and efficacy of Vascular Repair Cells (VRCs) based on TRC Technology in the treatment of diabetics with open foot wounds and critical limb ischemia.
     In April 2007, we initiated patient enrollment in our U.S. Phase IIb prospective, controlled, randomized, double-blind, multi-center clinical trial to treat patients suffering from critical limb ischemia, the end stage of peripheral arterial disease. This study is expected to enroll 120 patients at up to 20 sites, randomized into two patient groups, to evaluate the safety and efficacy of VRCs in the treatment of critical limb ischemia. Patients will be followed for a period of twelve months post-

treatment. In addition to assessing the safety of the VRCs, secondary objectives include assessing amputation rates, wound closure and blood flow in the affected limbs, patient quality of life, and the reduction of pain and analgesic use.
     We entered into a clinical trial agreement with the Heart & Diabetes Center located in Bad Oeynhausen, Germany, to conduct a pilot trial to evaluate the safety and potential of VRCs to improve peripheral circulation in diabetic patients with open foot wounds and critical limb ischemia. Ethics Committee approval was received and a cell manufacturing license was obtained. Patient accrual is ongoing.
Cardiac Regeneration
     In February 2007, our proprietary Cardiac Repair Cells (CRCs) based on our TRC Technology received an Orphan Drug Designation from the FDA for use in the treatment of dilated cardiomyopathy (DCM). DCM is a chronic cardiac disease that leads to enlargement of the heart and reduces pump function to a point that normal blood circulation cannot be maintained. Typically patients with DCM present with symptoms of congestive heart failure, including limitations in their physical activity and shortness of breath. DCM often represents the end stage of chronic ischemic heart disease in patients who have experienced multiple heart attacks. Patient prognosis depends on the stage of the disease but is characterized by a high mortality rate. Other than heart transplant, there are no effective long-term treatment options for end stage patients with this disease. The New England Journal of Medicine estimates that in the U.S. alone 120,000 people currently suffer from this disease; other sources report estimates of up to 150,000. We are in the process of preparing a protocol with the intention of initaing a clinical trial to treat patients suffering from DCM.
     We are in the process of preparing a post market study protocol in the EU that will include treating patients suffering from dilated cardiomyopathy. We are also preparing for a U.S. clinical trial targeting this indication.
Additional Activity
     In certain non-U.S. regions, autologous cells, such as our TRC-based products, may be marketed without satisfying all of the requirements necessary for a U.S. marketing authorization. This enables us to gain additional clinical experience and refine our clinical development strategies through compassionate use and limited commercial patient treatment in countries where it is allowed. We do not anticipate generating significant sales outside of the U.S. until we have sufficient evidence of clinical efficacy to justify the investment in manufacturing, sales and marketing infrastructure. However, we are currently generating limited, nominal sales of TRC-based products and expect to continue this level of activity. As a result of these compassionate use and limited commercial patient treatment activities it is possible that we, or third parties, may make case studies and other data generated outside of a clinical trial program available on websites, in publications or in presentations. Such data should be considered anecdotal; it is not intended to represent clinical trial results or suggest that any future clinical trials will demonstrate that TRC-based products are effective in any specific medical application.

Critical Accounting Policies
     There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements. The most significant accounting policy relates to stock-based compensation expense.
     Share-Based Compensation Expense — Effective July 1, 2005, we adopted SFAS 123R using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS 123R, we recognize compensation, net of an estimated forfeiture rate, and therefore only recognize compensation cost for those option grants and restricted stock awards and units expected to vest over the service period. Prior to our adoption of SFAS 123R, we accounted for stock-based payments under APB 25 and its interpretations.
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
     Performance Based Stock Options — During the second quarter of fiscal year 2007, the Board of Directors granted performance based stock options (performance options) to certain key employees. These performance options have a 10 year life and exercise prices equal to the fair value of our stock at the grant date. Vesting of these performance options is dependent on (i) the passage of time subsequent to the grant date and (ii) meeting certain performance conditions, which relate to our progress in our clinical trial programs, which were established by the Board of Directors. The Board of Directors will determine if the performance conditions have been met. Stock-based compensation expense for these options will be recorded when we believe that the vesting of these options is probable based on the progress of its clinical trial programs and other relevant factors.
     There are three tranches of these options that vest upon the satisfaction of performance conditions, all of which have vesting based on progress toward clinical trial or product successes within a certain timeframe.

     The first tranche (933,467 options) would vest if its performance conditions are met by March 2008; the second tranche (933,467 options) would vest if its performance conditions are met by June 2011; and, the third tranche (933,466 options) would vest if its performance conditions are met by June 2012. None of these tranches can vest in less than one year from the date of the performance based option grant. Each tranche of options is forfeited if its performance conditions are not met by the required timeframe, and vesting for any tranche of options is not dependent on the vesting of the other tranches of options.
     During the quarter ended March 31, 2007, management reviewed the progress toward the performance conditions necessary for these options to vest and concluded that it was not yet probable that the performance conditions of any of the tranches of options would be met and, accordingly, no compensation expense has been recorded. However, it is possible that for the first tranche of options, progress toward the necessary performance conditions in the next three to six months may cause management to determine that his tranche of options is probable of vesting. If management had determined that, as of March 31, 2007, the first tranche of 933,467 options was probable of vesting, compensation expense in a range of approximately $357,000 to $437,000 would have been recorded in the quarter (which would represent the accumulated compensation expense from the date of grant in November 2006 through March 31, 2007).
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
Results of Operations
     Total revenues, consisting of product sales and grant funding, for the quarter and nine months ended March 31, 2007 were $258,000 and $520,000, respectively, compared to $238,000 and $535,000 for the same periods in fiscal year 2006.
     Product sales for the quarter and nine months ended March 31, 2007, consisting of limited sales of therapy kits for research by others and limited revenue related to cell-based products, decreased to $44,000 and $62,000, respectively, compared to product sales of $85,000 and $142,000 for the same periods in fiscal year 2006. Grant revenues increased to $214,000 and $458,000 for the quarter and nine months ended March 31, 2007 compared to $153,000 and $393,000 for the same periods in fiscal year 2006. Grant revenues may vary in any period based on timing of grant awards, grant-funded activities, level of grant funding and number of grant awards received. Grant revenues are recorded on a cost-reimbursement basis and accounted for 88% of total revenues for the nine months ended March 31, 2007 and 73% of total revenues for the same period in fiscal year 2006. We continue to pursue grant-funded programs that are aligned with our research and development efforts.

     Total costs and expenses increased to $5,180,000 for the quarter ended March 31, 2007, compared to $5,037,000 for the quarter ended March 31, 2006.
     Research and development expenses increased to $3,096,000 for the quarter ended March 31, 2007 from $2,597,000 for the quarter ended March 31, 2006. This increase reflects continued expansion of our research and development activities to support regulatory submissions, on-going and planned tissue regeneration clinical trials in the U.S. and EU and the development of facilities for product manufacturing. Research and development expenses also included a non-cash charge relating to stock-based compensation expense of $202,000 for the quarter ended March 31, 2007 compared to $90,000 for the quarter ended March 31, 2006.
     Selling, general and administrative costs decreased to $2,070,000 for the quarter ended March 31, 2007 from $2,438,000 for the quarter ended March 31, 2006. The decrease is due to lower salaries and benefits as a result of management and employee changes and decreases in relocation and recruitment expenses. Selling, general and administrative costs also include a non-cash charge relating to stock-based compensation expense of $501,000 compared to $200,000 for the quarter ended March 31, 2006.
     Total costs and expenses increased to $14,766,000 for the nine months ended March 31, 2007, compared to $13,467,000 for the nine months ended March 31, 2006.
     Research and development expenses increased for the nine months ended March 31, 2007 to $7,963,000 from $6,745,000 for the nine months ended March 31, 2006, reflecting continued expansion of our research and development programs to support regulatory and clinical trial activities in the U.S. and EU, manufacturing processes and the development of facilities for product manufacturing. Research and development expenses also included a non-cash charge relating to stock-based compensation expense of $492,000 for the nine months ended March 31, 2007 compared to $288,000 for the nine months ended March 31, 2006.
     Selling, general and administrative costs increased for the nine months ended March 31, 2007 to $6,786,000 from $6,711,000 for the nine months ended March 31, 2006. This increase is due to a non-cash charge relating to stock-based compensation expense of $1,656,000 compared to $503,000 for the quarter ended March 31, 2006. The increase in the non-cash charge includes a one-time charge of $257,000 that relates to an amendment of our former CEO’s stock options upon the termination of his service as a director. This increase also includes expenses relating to the former CEO’s revised employment agreement and severance expenses relating to the former President and COO’s employment agreement. These increases were offset by lower salaries and benefits as a result of management and employee changes and decreases in recruitment expenses and legal fees.
     Interest income was $439,000 and $1,481,000 for the quarter and nine months ended March 31, 2007, respectively, compared to $250,000 and $753,000 for the same periods in fiscal year 2006. The fluctuations in interest income are due primarily to corresponding changes in the level of cash, cash equivalents and short-term investments during the periods and improved yields from our investments.

     Our net loss was $4,483,000 or $.04 per common share for the quarter ended March 31, 2007 compared to $4,549,000, or $.04 per common share for the quarter ended March 31, 2006. For the nine months ended March 31, 2007, our net loss increased to $12,765,000, or $.11 per common share compared to a net loss of $12,179,000, or $.12 per common share for the nine months ended March 31, 2006. The change in net loss per share for the nine month periods is primarily the result of increased costs and expenses offset on a per share basis by an increase in the weighted average number of common shares outstanding.
     Our major ongoing research and development programs are focused on the development of TRC-based products, bone marrow-derived adult stem and progenitor cells, for use in orthopedic indications (osteonecrosis of the femoral head, bone fractures, and spine fusion) and for use in vascular system regeneration (critical limb ischemia), as well as cardiac and neural regeneration. Clinical trials using TRC-based products have been initiated to evaluate: (i) the treatment of osteonecrosis of the femoral head (in the U.S. and EU) (ii) bone formation in patients with long bone fractures (in the U.S. and EU); and (iii) bone formation in spine fusion (in the U.S.). Clinical trials are open for patient enrollment in the U.S. and EU for the treatment of limb ischemia resulting from peripheral vascular. All of these potential product applications use TRC Technology, our proprietary cells and platform manufacturing technologies. We are also completing other research and development activities using our TRC-based products that are intended to improve the functionality for certain clinical indications, to improve shelf life, and to decrease the cost of manufacturing our TRC-based products. Research and development expenses outside of the TRC-based product development consist primarily of immunotherapy programs, engineering and cell manufacturing.
     The following table summarizes our research and development expenses for the quarter and nine months ended March 31, 2006 and March 31, 2007:

	Quarter Ended March 31,		Nine Months Ended March 31,
R&D Project	2006	2007	2006	2007

TRC-based Products	$2,210,000	$2,796,000	$5,817,000	$7,175,000
Other	387,000	300,000	928,000	788,000

Total	$2,597,000	$3,096,000	$6,745,000	$7,963,000

     Because of the uncertainties of clinical trials and the evolving regulatory requirements applicable to TRC-based products, estimating the completion dates or cost to complete our major research and development program would be highly speculative and subjective. The risks and uncertainties associated with developing our products, including significant and changing governmental regulation and the uncertainty of future clinical study results, are discussed in greater detail in the “Any changes in the governmental regulatory classifications of our products could prevent, limit or delay our ability to market and develop our products,” “Our inability to complete our product development activities successfully would severely limit our ability to operate or finance operations,” and “We must successfully complete our clinical trials to be able to market certain of our products,” sections under the heading “Risk Factors” of this report. The potentially lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, will require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain when any net cash inflow from products validated under our major research and development project, if any, will commence.
Liquidity and Capital Resources
     We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through March 31, 2007, have totaled approximately $178 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.
     Our combined cash, cash equivalents and short-term investments totaled $32,607,000 at March 31, 2007, a decrease of $10,390,000 from June 30, 2006. During the nine months ended March 31, 2007, the primary source of cash, cash equivalents and short-term investments was from equity transactions from the employee stock option plans and the Direct Stock Purchase Plan, with net proceeds of $551,000. The primary uses of cash, cash equivalents and short-term investments during the nine months ended March 31, 2007 included $10,906,000 to finance our operations and working capital requirements, and $478,000 in capital equipment additions for cell manufacturing and laboratory equipment.
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
     We were incorporated in 1989 and have experienced substantial operating losses since inception. As of March 31, 2007, we have incurred a cumulative net loss totaling approximately $154 million. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and our cell manufacturing system, general and administrative expenses, and the prosecution of patent applications. We expect to incur significant operating losses at least until, and probably after, product sales increase, primarily owing to our research and development programs, including pre-clinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components, and raising sufficient cash to fund our operating activities. In addition, we may not be able to achieve or sustain profitability.

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
     The FDA establishes regulatory requirements based on the classification of a product. Because our product development programs are designed to satisfy the standards applicable to biological licensure for our cellular products, any change in the regulatory classification or designation would affect our ability to obtain FDA approval of our products. Each of these cell mixtures (such as our TRC-based products) is, under current regulations, regulated as a biologic product, which requires a Biological License Application (BLA).
     EU Directives (laws) have become effective, and have influenced the requirements for manufacturing cell products and the conduct of clinical trials. Recent changes and annexes to the European Union Medicinal Products Prime Directive shifted patient-derived cells to the medicinal products category, which will require Marketing Authorizations in order to market and sell these products. These new laws have delayed some of our current planned clinical trials with TRC-based products in the EU, and will require clinical trials with data submission and review by one or more European regulatory bodies. There is uncertainty about which clinical trial activities and data are required, and because of the recent nature of these new directives, laws and regulations, there is no established precedent to understand the timeline or other requirements for Marketing Authorization.

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
     Our research programs are currently directed at improving TRC-based product functionality for certain clinical indications, improving product shelf life, and decreasing the cost of manufacturing our TRC-based products. These production process changes may alter the functionality of our cells, and require various additional levels of experimental and clinical testing and evaluation. Any such testing could lengthen the time before these products would be commercially available.

     Even if successful clinical results are reported for a product from a completed clinical trial, this does not mean that the results will be sustained over time, or are sufficient for a marketable or regulatory approvable product.
Even if we obtain regulatory approvals to sell our products, lack of commercial acceptance could impair our business.
     We will be seeking to obtain regulatory approvals to market our TRC-based cell products for tissue repair and regeneration treatments. Even if we obtain all required regulatory approvals, we cannot be certain that our products and processes will be accepted in the market place at a level that would allow us to operate profitably. Our TRC-based products will face competition from existing, and/or potential other new treatments which could limit revenue potential. It may be necessary to increase the yield and/or cell type purity for certain of our cell manufacturing processes to gain commercial acceptance. Our technologies or product candidates may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technologies and product candidates, and our potential revenues.
The market for our products will be heavily dependent on third party reimbursement policies.
     Our ability to successfully commercialize our product candidates will depend on the extent to which government healthcare programs, such as Medicare and Medicaid, as well as private health insurers, health maintenance organizations and other third party payors will pay for our products and related treatments. Reimbursement by third party payors depends on a number of factors, including the payor’s determination that use of the product is safe and effective, not experimental or investigational, medically necessary, appropriate for the specific patient and cost-effective. Reimbursement in the U.S. or foreign countries may not be available or maintained for any of our product candidates. If we do not obtain approvals for adequate third party reimbursements, we may not be able to establish or maintain price levels sufficient to realize an appropriate return on our investment in product development. Any limits on reimbursement from third party payors may reduce the demand for, or negatively affect the price of, our products. For example, in the past, published studies suggested that stem cell transplantation for breast cancer, which constituted a significant portion of the overall stem cell therapy market at the time, may have limited clinical benefit. The lack of reimbursement for these procedures by insurance payors has negatively affected the marketability of our products in this indication in the past.
Use of animal-derived materials could harm our product development and commercialization efforts.
     Some of the manufacturing materials and/or components we use in, and are critical to, implementation of our TRC Technology involve the use of animal-derived products, including fetal bovine serum. Suppliers or regulatory changes may limit or restrict the availability of such materials for clinical and commercial use. We currently purchase all of our fetal bovine sera from protected herds in Australia and New Zealand. These sources are considered to be the safest and raise the least amount of concern from the global regulatory agencies. If, for example, the so-called “mad cow disease” occurs in New Zealand or in Australia, it may lead to a restricted supply of the serum currently required for the TRC-based product manufacturing processes. Any restrictions on these materials would impose a potential competitive disadvantage for our products or prevent our ability to manufacture TRC-based cell products. Regulatory authorities in the EU are reviewing the safety issues related to the use of animal-derived materials, which we currently use in our production process. The FDA has issued draft regulations for controls over bovine materials. These proposed regulations do not appear to affect out ability to purchase the manufacturing materials we currently use. However, the FDA may issue final regulations that could affect our operations. We do not know what actions, if any, the authorities may take as to animal derived materials specific to medicinal products distributed in the EU. Our inability to develop or obtain alternative compounds would harm our product development and commercialization efforts. There are certain limitations in the supply of certain animal-derived materials, which may lead to delays in our ability to complete clinical trials or eventually to meet the anticipated market demand for our cell products.
Given our limited internal manufacturing, sales, marketing and distribution capabilities, we need to develop increased internal capability or collaborative relationships to manufacture, sell, market and distribute our products.
     We have only limited internal manufacturing, sales, marketing and distribution capabilities. As market needs develop, we intend to establish and operate commercial-scale manufacturing facilities, which will need to comply with all applicable regulatory requirements. We will also need to develop new configurations of our cell manufacturing system for these facilities to enable processes and cost efficiencies associated with large-scale manufacturing. Establishing these facilities will require significant capital and expertise. Any delay in establishing, or difficulties in operating, these facilities will limit our ability to meet the anticipated market demand for our cell products. We intend to get assistance to market some of our future cell products through collaborative relationships with companies with established sales, marketing and distribution capabilities. Our inability to develop and maintain those relationships would limit our ability to market, sell and distribute our products. Our inability to enter into successful, long-term relationships could require us to develop alternate arrangements at a time when we need sales, marketing or distribution capabilities to meet existing demand. We may market one or more of our TRC-based products through our own sales force. Our inability to develop and retain a qualified sales force could limit our ability to market, sell and distribute our cell products.
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
     As noted above, we will need additional equity funding to provide us with the capital to reach our objectives. We may enter into financing transactions at prices which are at a substantial discount to market. Such an equity issuance would cause a substantially larger number of shares to be outstanding and would dilute the ownership interest of existing stockholders.
Our stock price has been volatile and future sales of substantial numbers of our shares could have an adverse affect on the market price of our shares.
     The market price of shares of our common stock has been volatile, ranging in closing price between $1.11 and $1.92 during the twelve month period ended March 31, 2007. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:
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
     We are required to meet certain qualitative and financial tests (including a minimum bid price for our common stock of $1.00) to maintain the listing of our common stock on the Nasdaq Capital Market. In May 2003 and in July 2004, we received notification from Nasdaq of potential delisting as a result of our stock trading below $1.00 for more than thirty consecutive business days. While in each case our stock price recovered within the permitted grace periods and Nasdaq notified us that we were again in full compliance, we cannot provide any assurance that our stock price would again recover within the specified times if future closing bid prices below $1.00 triggered another potential delisting. The qualitative tests we must meet address various corporate governance matters, including Audit Committee and Board composition. Over the last two years, we have experienced director resignations and are devoting increased resources to Board member recruitment and retention. If we do not maintain compliance with the Nasdaq requirements within specified periods and subject to permitted extensions, our common stock may be recommended for delisting (subject to any appeal we would file). If our common stock were delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting would also impair our ability to raise capital.
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

     We rely on a third party manufacturer, Fraunhofer Institute for Interfacial Engineering and Biotechnology in Stuttgart, Germany, to supply our TRC-based cell products for certain EU clinical trials. Reliance on third party manufacturers entails risks including regulatory compliance and quality assurance and the possible breach of the manufacturing agreement by the third party. We are subject to similar regulatory and compliance risks at our site in Ann Arbor, Michigan. Both sites could be subject to ongoing, periodic, unannounced inspection by regulatory agencies to ensure strict compliance with cGMP regulations and other governmental regulations and corresponding foreign standards. Our present and future manufacturers might not be able to comply with these regulatory requirements. We do not have redundant cell manufacturing sites. In the event our cell manufacturing facilities are damaged or destroyed or are subject to regulatory restrictions, our clinical trial programs and other business prospects would be adversely affected.
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
     Our success depends in large part upon our ability to attract and retain highly qualified scientific and management personnel. We face competition for such personnel from other companies, research and academic institutions and other entities. Within the last year we have experienced the departure of our COO and the planned transition of our CEO. Further, in an effort to conserve financial resources, we have implemented reductions in our work force on two previous occasions. As a result of these and other factors, we may not be successful in hiring or retaining key personnel. Our inability to replace any key employee could harm our operations.

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
     We face an inherent business risk of exposure to product liability claims in the event that the manufacture and/or use of TRC-based products during clinical trials, or after commercialization, results in adverse events. As a result, we may incur significant product liability exposure, which could exceed existing insurance coverage. We may not be able to maintain adequate levels of insurance at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims would increase our operating loss and affect our financial condition.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of March 31, 2007, our cash and cash equivalents included money market securities and short-term investments included short-term corporate debt securities with original maturities of less than twelve months. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
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
Changes in Internal Control over Financial Reporting
     During our third quarter of fiscal 2007, there were no changes made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AASTROM BIOSCIENCES, INC.
Date: May 10, 2007	/s/ George W. Dunbar, Jr.
George W. Dunbar, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007	/s/ Gerald D. Brennan, Jr.
Gerald D. Brennan, Jr.
Vice President Administrative & Financial Operations, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Restated Articles of Incorporation of the Company, as amended
3.2**	Bylaws, as amended
31	Rules 13a-14(a) and 14(d)-14a Certifications
32	Section 1350 Certifications

*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.

**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005