Form 10-Q
period 2007-09-30
AASTROM BIOSCIENCES INC
filed 2007-11-09
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007,
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
Large accelerated filer - ☐       Accelerated filer - ☑       Non-accelerated filer - ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	132,781,785
(Class)	Outstanding at November 1, 2007

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q
September 30, 2007

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — Unaudited

a) Consolidated Condensed Balance Sheets as of June 30, 2007 and September 30, 2007	3

b) Consolidated Condensed Statements of Operations for the three months ended September 30, 2006 and 2007 and for the period from March 24, 1989 (Inception) to September 30, 2007	4

c) Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 2006 and 2007 and for the period from March 24, 1989 (Inception) to September 30, 2007	5

d) Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits	32

SIGNATURES	33

EXHIBIT INDEX	34
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	September 30,
	2007	2007
Assets

CURRENT ASSETS:

Cash and cash equivalents	$13,439	$24,300
Short-term investments	14,886	—
Receivables, net	78	71
Inventories	8	8
Other current assets	1,766	2,366

Total current assets	30,177	26,745

PROPERTY AND EQUIPMENT, NET	2,671	2,606

Total assets	$32,848	$29,351

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,823	$1,823
Accrued employee benefits	1,238	1,191
Current portion of long-term debt	439	490

Total current liabilities	3,500	3,504

LONG-TERM DEBT	1,097	989

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized – 250,000,000; shares issued and outstanding – 120,012,869 and 120,901,228, respectively	187,995	189,652
Deficit accumulated during the development stage	(159,744)	(164,794)

Total shareholders’ equity	28,251	24,858

Total liabilities and shareholders’ equity	$32,848	$29,351

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

			March 24, 1989
	Quarter ended		(Inception) to
	September 30,		September 30,
	2006	2007	2007
REVENUES:
Product sales and rentals	$12	$12	$1,383
Research and development agreements	—	—	2,105
Grants	92	75	9,418

Total revenues	104	87	12,906

COSTS AND EXPENSES:
Cost of product sales and rentals	—	—	594
Cost of product sales and rentals – provision for obsolete and excess inventory	—	—	2,239
Research and development	2,304	3,873	125,443
Selling, general and administrative	2,384	1,614	58,886

Total costs and expenses	4,688	5,487	187,162

LOSS FROM OPERATIONS	(4,584)	(5,400)	(174,256)

OTHER INCOME (EXPENSE):
Other income	—	—	1,249
Interest income	527	365	9,463
Interest expense	—	(15)	(282)

Total other income	527	350	10,430

NET LOSS	$(4,057)	$(5,050)	$(163,826)

COMPUTATION OF NET LOSS PER SHARE APPLICABLE TO COMMON SHARES:

NET LOSS	$(4,057)	$(5,050)

NET LOSS PER COMMON SHARE
(Basic and Diluted)	$(.03)	$(.04)

Weighted average number of common shares outstanding (Basic and Diluted)	119,177	120,607

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			March 24, 1989
	Quarter ended		(Inception) to
	September 30,		September 30,
	2006	2007	2007
OPERATING ACTIVITIES:
Net loss	$(4,057)	$(5,050)	$(163,826)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	103	186	4,750
Loss on property held for resale	—	—	110
Amortization of discounts and premiums on investments	(41)	(114)	(1,407)
Stock compensation expense	571	550	5,974
Inventory write downs and reserves	—	—	2,239
Stock issued pursuant to license agreement	—	—	3,300
Provision for losses on accounts receivable	—	—	204
Changes in assets and liabilities:
Receivables	35	7	(320)
Inventories	1	—	(2,343)
Other current assets	(291)	(658)	(1,626)
Accounts payable and accrued expenses	(172)	—	1,717
Accrued employee benefits	(226)	(47)	1,191

Net cash used for operating activities	(4,077)	(5,126)	(150,037)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73)
Purchase of short-term investments	(14,779)	—	(181,338)
Maturities of short-term investments	21,500	15,000	182,745
Property and equipment purchases	(110)	(121)	(5,632)
Proceeds from sale of property held for resale	—	—	400

Net cash provided by (used for) investing activities	6,611	14,879	(3,898)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	51,647
Net proceeds from issuance of common stock	156	1,107	124,305
Repurchase of common stock	—	—	(49)
Payments received for stock purchase rights	—	—	3,500
Payments received under shareholder notes	—	—	31
Restricted cash used as compensating balance	—	58	(719)
Proceeds from long-term debt	—	—	751
Principal payments under long-term obligations	—	(57)	(1,231)

Net cash provided by financing activities	156	1,108	178,235

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,690	10,861	24,300

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,034	13,439	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,724	$24,300	$24,300

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$15	$282
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
     The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. Management believes with the inclusion of the cash raised in October 2007, cash, cash equivalents and short-term investments are adequate to finance its operations. However, the Company will need to raise additional funds in order to complete its product development programs, complete clinical trials needed to market its products, and commercialize these products. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success include: the rate and degree of progress for its product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the U.S., EU and other countries, the liquidity and market volatility of the Company’s equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors. If the Company cannot raise such funds, it may not be able to develop, enhance or commercialize products, take advantage of future opportunities, including possible acquisition or development of complementary business activities, or respond to competitive pressures or unanticipated requirements, which would likely have a material adverse impact on the Company’s business, financial condition and results of operations. The Company does not expect to generate positive cash flows from our consolidated operations for at least the next several years and then only if significant TRC-based cell product sales commence.
2. Basis of Presentation
     The consolidated condensed financial statements included herein have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the quarter ended

September 30, 2007, are not necessarily indicative of the results to be expected for the full year or for any other period.
     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K for the year ended June 30, 2007, as filed with the Securities and Exchange Commission.
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
3. Share-Based Compensation
   Service-Based Options
     During the quarter ended September 30, 2007, the Company granted 1,631,800 service-based options to purchase common stock. These were granted with exercise prices equal to the fair value of the Company’s stock at the grant date, vest over four years (other than non-employee director options which vest over one year) and have lives of ten years. The weighted average grant-date fair value of service-based options granted under the Company’s Option Plans during the quarters ended September 30, 2006 and 2007 was $1.14 and $0.72, respectively.
     The net compensation costs recorded for the service-based stock options related to employees and directors were approximately $487,000 and $516,000 for the quarters ended September 30, 2006 and 2007, respectively.
     The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the assumptions noted in the following table.

	Year ended
	September 30,
	2006	2007
Stock Option Plans:
Expected dividend rate	0%	0%
Expected stock price volatility	67%	61%
Risk free interest rate	4.9%	4.3%
Estimated forfeiture rate	10%	10%
Expected life (years)	6.6	6.6

     The following table summarizes the activity for service-based stock options for the indicated periods:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding at June 30, 2007	8,357,536	$1.46
Granted	1,631,800	$1.12
Exercised	—	—		$—

Forfeited or expired	(290,575)	$1.41

Outstanding at September 30, 2007	9,698,761	$1.41	7.8	$501,000

Exercisable at September 30, 2007	4,048,842	$1.59	6.0	$380,000

     As of September 30, 2007 there was approximately $2,235,000 of total unrecognized compensation cost related to non-vested service-based stock options granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 3.1 years.
   Performance-Based Stock Options
     During the quarter ended September 30, 2007, the Board of Directors granted 69,400 performance-based stock options to a key employee in three equal tranches of 23,133 options. The weighted average grant-date fair value of performance-based options granted under the Company’s Option Plans during the quarter ended September 30, 2007 was $0.67. These performance options have a 10 year life and an exercise price that exceeded the fair value of the Company’s common stock at the grant date. Vesting of these performance options is dependent on (i) the passage of time subsequent to the grant date and (ii) meeting certain performance conditions, which relate to our progress in our clinical trial programs, which were established by the Board of Directors. The Board of Directors will determine if the performance conditions have been met. Stock-based compensation expense for these options will be recorded when the Company believes that the vesting of these options is probable based on the progress of its clinical trial programs and other relevant factors.
     As of September 30, 2007, there are 2,549,800 performance-based options outstanding. There are three tranches of performance-based options that vest upon the satisfaction of performance conditions, all of which vest based on progress toward clinical trial or product successes within a certain timeframe.
     For the quarter ended September 30, 2007, management reviewed the progress toward the performance conditions necessary for these options to vest and concluded that it was not yet probable that the performance conditions of any of the tranches of options would be met and, accordingly, no compensation expense has been recorded

     The following table summarizes the activity for performance-based stock options for the indicated period:

		Weighted
		Average	Weighted Average
		Exercise	Remaining	Aggregate
Options	Shares	Price	Contractual Term	Intrinsic Value
Outstanding at June 30, 2007	2,480,400	$1.50
Granted	69,400	$1.53

Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2007	2,549,800	$1.50	9.1	$0

     The aggregate estimated fair value of these awards that are outstanding as of September 30, 2007 is approximately $2,542,000.
   Restricted Stock Awards
     Restricted stock awards generally vest over a four year period and entitle the recipient to receive common stock upon vesting. The compensation costs charged as operating expenses for restricted stock for the quarters ended September 30, 2006 and 2007 were $84,000 and $34,000, respectively.
     A summary of the Company’s restricted stock activity for the quarter ended September 30, 2007 is presented below:

		Weighted Average
		Grant Date Fair
Non-vested Restricted Shares	Shares	Value
Non-vested at July 1, 2007	220,063	$2.19
Granted	—	—
Vested	(62,755)	$2.19
Forfeited	(14,925)	$2.38

Non-vested at September 30, 2007	142,383	$2.16

     As of September 30, 2007 there was approximately $107,000 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.
4. Shareholders’ Equity
     During the quarter ended September 30, 2007, the Company issued 94,460 shares of common stock as part of the Direct Stock Purchase Plan and 808,824 shares of common stock in connection with the exercise of certain warrants previously issued to investors, for cash proceeds of $1,107,000.
5. Net Loss Per Common Share
     Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares, consisting of options, warrants for the purchase of common stock and unvested restricted shares of common stock are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the quarters ended September 30, 2006 and 2007 is approximately 13,002,795 and 16,629,787, respectively.
6. Subsequent Events
     On October 17, 2007, the Company closed its previously announced registered direct offering of 11,842,105 shares of common stock and warrants to purchase up to 5,921,053 shares of common stock to certain institutional investors at a price of $1.14 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock at an exercise price of $1.5875 per share of common stock. The aggregate gross proceeds from the direct offering were approximately $13.5 million. The net proceeds, after deducting the placement agent’s fee and other estimated offering expenses, were approximately $12.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Aastrom
     We are a regenerative medicine company (a medical area that focuses on developing therapies that regenerate damaged or diseased tissues or organs) focused on the clinical development of autologous cell products (cells collected from a patient and returned to that same patient) for the repair or regeneration of multiple human tissues, based on our proprietary Tissue Repair Cell (TRC) Technology. Our preclinical and clinical product development programs utilize patient-derived bone marrow stem and early progenitor cell populations, and are being investigated for their ability to aid in the regeneration of tissues such as bone, vascular, cardiac and neural. TRC-based products have been used in over 250 patients, and are currently in the following stages of development:
•	Bone regeneration – Bone Repair Cells (BRCs):
o	Osteonecrosis of the femoral head:
▪	U.S.: ON-CORE Phase III clinical trial enrolling patients; Orphan Drug Designation from the FDA for use in the treatment of osteonecrosis of the femoral head

▪	Spain: Pivotal clinical trial enrolling patients
o	Non-union fractures:
▪	U.S.: Positive final patient results from Phase I/II clinical trial reported in October 2007
•	Vascular regeneration – Vascular Repair Cells (VRCs):
o	Critical limb ischemia:
▪	U.S.: RESTORE-CLI Phase IIb clinical trial enrolling patients

▪	Germany: Phase I/II clinical trial enrolling patients; positive interim data reported in October 2007
•	Cardiac regeneration – Cardiac Repair Cells (CRCs):
o	Chronic heart disease:
▪	Preclinical research underway; clinical program under development; Orphan Drug Designation from the FDA for use in the treatment of dilated cardiomyopathy, a severe chronic disease of the heart
•	Neural regeneration – Neural Repair Cells (NRCs):
o	Spinal cord injury:
▪	Preclinical research underway; clinical program under development
          Our platform TRC Technology is based on:
•	Autologous cell products which are a unique cell mixture containing large numbers of stem and early progenitor cells produced outside of the body from a small amount of bone marrow taken from the patient, and

•	The means to produce these products in an automated process.
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
     We do not expect to generate positive cash flows from our consolidated operations for at least the next several years and then only if significant TRC-based cell product sales commence. Until that time, we expect that our revenue sources from our current activities will consist of only minor sales of our cell products, and dendritic cell and T-cell manufacturing supplies to our academic collaborators, grant revenue, research funding and potential licensing fees or other financial support from potential future corporate collaborators.
     We are beginning to explore the possibility of entering into complementary regenerative medicine business activities, whether through acquisition or otherwise.
     To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue obtaining required capital in a similar manner. As a development stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. With respect to our current activities, this is not likely to occur until we obtain significant additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through September 30, 2007, we have accumulated a net loss of approximately $164 million. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.
Clinical Development
     Currently, our active clinical development programs are focused on the utilization of our TRC Technology in the areas of vascular tissue and bone regeneration, and we anticipate beginning clinical trials in the cardiac and neural regeneration therapeutic areas during fiscal year 2008.
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
Clinical Trials Summary
     Bone Regeneration
     Osteonecrosis of the Femoral Head:
     In October 2007, early clinical results from four compassionate use patients were presented by an investigator from the Orthopaedic Institute, König-Ludwig-Haus, University of Würzburg, Germany, involving the first use of our BRCs to treat patients suffering from osteonecrosis of the femoral head. Osteonecrosis of the femoral head involves the death of cells in the bone and marrow within the femur head and in many cases leads to total hip replacement. All patients tolerated the procedure well, have reported a reduction in hip pain with no signs of disease progression, as determined by MRI and X-Ray, and were back to work within 6 months after treatment. In addition, no cell-related adverse events were reported and none of these patients have required hip replacement surgery.
     In May 2007, the FDA approved our Investigational New Drug (IND) application which allowed us to proceed with our ON-CORE trial, a U.S. Phase III clinical trial, to use our Bone Repair Cells (BRCs) based on our TRC Technology in the treatment of osteonecrosis (also known as avascular necrosis) of the femoral head. Currently, two clinical sites have been initiated for patient enrollment, and our website will be updated as additional sites are initiated. This trial will seek to enroll 120 patients, randomized into two patient groups, at up to 20 clinical sites. The primary efficacy variable of this trial is to delay disease progression to a more severe stage in patients treated with BRCs by at least 24 months post-treatment. Disease progression will be measured by a blinded third-party reviewer by x-ray and MRI. We intend this to be a pivotal trial with the goal of demonstrating clinical safety and efficacy for the submission of a Biologics License Application (BLA). We may have to provide or generate further patient data, such as data from the ongoing pivotal trial in Spain, to support a U.S. BLA submission.
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

     Fractures, Spine and Jaw:
     In October 2007, positive final results from our U.S. Phase I/II clinical trial for the treatment of severe long bone non-union fractures were reported at the Orthopedic Trauma Association Annual Meeting in Boston, MA by the lead clinical investigator. In the study, patients with non-union tibia, humerus or femur fractures that had failed to heal after one or more medical procedures (average 1.75) showed an overall healing rate of 91% after one year. Overall, 34 patients completed the six-month post-treatment follow-up and 33 completed the 12-month follow-up. The 33 patients followed for 12 months showed an overall healing rate of 91%, as determined by bone bridging observed with radiographic imaging or computed tomography. Final results showed healing success in 91% (21 of 23) of tibia fractures, 100% (3 of 3) of humerus fractures, and 86% (6 of 7) of femur fractures. In addition to the 91% healing rate observed after 12 months, results at six months showed that bone bridging successfully occurred in 85% (29 of 34) of patients and that signs of early healing (callus formation) were present in 97% (33 of 34) of patients. Three patients failed to complete the required follow-up visits. Though final data could not be collected from these three patients, two showed healing by 18 weeks. No cell-related adverse events were reported. The following centers participated in the multi-center, prospective, open-label clinical trial: Lutheran General Hospital, Park Ridge, IL; the University of Michigan Health System, Ann Arbor, MI; William Beaumont Hospital, Royal Oak, MI; and Lutheran Medical Center, Brooklyn, NY.
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
     A Phase I/II spine fusion clinical trial is currently open at William Beaumont Hospital, Royal Oak, MI that may enroll up to 25 patients. No cell-related adverse events have been reported to date. With the FDA approval of the Phase III ON-CORE Trial we believe this trial is no longer necessary to demonstate the feasibility of using BRCs for bone regeneration. We are continuing regular patient follow-up for treated patients, however, further patient enrollment has been discontinued.
     We have completed a jaw bone (maxilla) regeneration clinical feasibility trial in Barcelona, Spain, for edentulous patients with severe bone loss who needed a sinus lift procedure so that dental implants could be placed. This feasibility trial has enrolled the targeted 5 patients. No cell-related adverse events have been reported.

     Vascular Tissue Regeneration
     Critical Limb Ischemia:
     Based on our laboratory observations that TRC-based products have the ability to form small blood vessels, and third party trials involving the use of bone marrow cells for peripheral vascular disease, we are conducting trials to evaluate the safety and efficacy of Vascular Repair Cells (VRCs) based on TRC Technology in the treatment of diabetics with open foot wounds and critical limb ischemia (CLI).
     In April 2007, we initiated patient enrollment in our RESTORE-CLI trial, a U.S. Phase IIb prospective, controlled, randomized, double-blind, multi-center clinical trial to treat patients suffering from critical limb ischemia, the end stage of peripheral arterial disease. This study is expected to enroll 120 patients at up to 20 sites, randomized into two patient groups, to evaluate the safety and efficacy of VRCs in the treatment of critical limb ischemia. Currently, nine clinical sites have been initiated for patient enrollment, and our website will be updated as additional sites are initiated. Patients will be followed for a period of twelve months post-treatment. In addition to assessing the safety of the VRCs, secondary objectives include assessing the number of patients requiring major amputation, wound closure and blood flow in the affected limbs, patient quality of life, pain scores and analgesic use. Patient enrollment began in June 2007, when the first patient was accrued and treated.
     In October 2007, positive interim results from the first 13 patients treated in a multi-arm Phase I/II single-center clinical trial to evaluate the safety of VRCs and normal bone marrow cells in the treatment of chronic diabetic foot wounds associated with CLI were reported by an investigator from the Heart & Diabetes Center located in Bad Oeynhausen, Germany at the 2nd Congress of the German Society for Stem Cell Research in Würzburg, Germany. Results reflect treatment experience from: four diabetic patients with ischemia-related chronic tissue ulcers who were treated with our VRCs; seven patients who were treated with normal bone marrow cells; and two standard of care patients who received no cells. All patients received standard wound care as described by the American Diabetes Association. Twelve months post-treatment, all patients in the interim analysis who were treated with VRCs reported no major amputations, no cell-related adverse events, and healing of all open wounds. Of the seven patients treated with normal bone marrow cells, five reported results similar to the VRC-treated patients 12 months post-treatment, one reported similar results to the VRC-treated patients 18 months post-treatment, and one patient received a major amputation. For the two standard of care patients who only received wound care (no cells), one patient received a major amputation and one patient experienced no improvement in wound healing after 12 months. Patient accrual is ongoing.
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
     Neural Regeneration
     We have begun the process of developing a proprietary Neural Repair Cell (NRC) product for the treatment of spinal cord injuries. Preclinical work has been initiated and we are in the process of preparing clinical activities in the EU. We expect that these patient treatments will provide early clinical experience that will assist us in the development of future clinical protocols.
Additional Activity
     In certain non-U.S. regions, autologous cells, such as our TRC-based products, do not require a marketing authorization for commercial distribution. This enables us to gain product-use experience and refine our clinical development strategies through compassionate use and standard of care patient treatment in countries where it is allowed and where both patient and physician see some potential benefit from using TRC-based products. We do not anticipate generating significant sales outside of the U.S. until we have sufficient evidence of clinical efficacy to ensure physician acceptance and product reimbursement, and to justify the investment in manufacturing, sales and marketing infrastructure. However, we are currently generating limited, nominal sales of TRC-based products and expect to continue this level of activity. As a result of these compassionate use and other patient treatment activities, it is possible that we, or third parties, may make case studies and other data generated outside of a clinical trial program available on websites, in publications or in presentations. Such data should be considered anecdotal; it is not intended to represent evidence of clinical efficacy or suggest that any future clinical trials will demonstrate that TRC-based products are effective in any specific medical application.
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
     There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements. The most signicant accounting policy relates to stock-based compensation expense.

     Performance-Based Stock Options – See the footnotes in our financial statement as well as our Critical Accounting Policies discussion in our Annual Report on Form 10-K for information with respect to key terms and provisions of our performance-stock options.
     During the quarter ended September 30, 2007, management reviewed the progress toward the performance conditions necessary for these options to vest and concluded that it was not yet probable that the performance conditions of any of the tranches of options would be met and, accordingly, no compensation has been recorded. However, it is possible for the first tranche of options; progress toward the necessary performance conditions in the next three to six months may cause management to determine that this tranche of options is probable of vesting. If management had determined that, as of September 30, 2007, the first tranche of 849,933 options was probable of vesting, compensation expense of approximately $759,000 would have been recorded in the quarter (which would represent the accumulated compensation expense from the grant dates of these options through September 30, 2007).
Results of Operations
     Total revenues for the quarter ended September 30, 2007 were $87,000, which consisted of grant revenues and product sales, compared to total revenues of $104,000 for the same period in fiscal year 2007. Product sales for the quarter ended September 30, 2007 were $12,000, which was the same for the quarter ended September 30, 2006. Grant revenues decreased to $75,000 for the quarter ended September 30, 2007 compared to $92,000 for the quarter ended September 30, 2006. The decrease in grant revenues is the result of decreased activities on grants from the National Institutes of Health. Grant revenues are recorded on a cost-reimbursement basis and accounted for 86% of total revenues for the quarter ended September 30, 2007 and 88% of total revenues for the quarter ended September 30, 2006. Grant revenues may vary in any period based on timing of grant awards, grant-funded activities, level of grant funding and number of grant awards received.
     Total costs and expenses increased to $5,487,000 for the quarter ended September 30, 2007, compared to $4,688,000 for the quarter ended September 30, 2006.
     Costs and expenses include an increase in research and development expenses to $3,873,000 for the quarter ended September 30, 2007 from $2,304,000 for the quarter ended September 30, 2006. This increase reflects continued expansion of our research and development and manufacturing activities to support future regulatory submissions and on-going and planned tissue regeneration clinical trials and activities in the U.S. and EU that include: additional headcount and increases in contract services from fees associated with Clinical Research Organizations. Research and development expenses also included a non-cash charge relating to share-based compensation expense of $224,000 for the quarter ended September 30, 2007 compared to $108,000 for the quarter ended September 30, 2006.
     Selling, general and administrative expenses decreased for the quarter ended September 30, 2007 to $1,614,000 from $2,384,000 for the quarter ended September 30, 2006. This decrease is primarily due to the additional employee costs for the quarter ended September 30, 2006, that included: an accrual relating to the former Chief Executive Officer’s revised employment agreement, and an accrual and severance payments relating to the former President and Chief Operating Officer’s employment agreement. The quarter ended

September 30, 2007 did not include any such charges. In addition, selling, general and administrative expenses for the quarter ended September 30, 2007, included a decrease in the non-cash charge relating to share-based compensation expense of $326,000 compared to $463,000 for the quarter ended September 30, 2006.
     During the quarter ended September 30, 2007, we decreased our estimate of the fiscal year 2007 management performance bonuses by approximately $238,000 that is included in the financial results for the current quarter. At September 30, 2007, we have accrued $537,000 for management performance bonuses relating to fiscal year 2007. Payment of these bonuses is subject to the approval of the Compensation Committee. We believe that it is probable that these performance bonuses will paid, however, it is possible the amount may differ from our current accrual.
     Interest income was $365,000 for the quarter ended September 30, 2007 compared to $527,000 for the quarter ended September 30, 2006. The fluctuations in interest income are due primarily to corresponding changes in the level of cash, cash equivalents and short-term investments during the periods and improved yields from our investments.
     Interest expense was $15,000 for the quarter ended September 30, 2007 related to the secured loan with Key Equipment Finance Inc.
     Our net loss was $5,050,000, or $.04 per common share for the quarter ended September 30, 2007 compared to $4,057,000, or $.03 per common share for the quarter ended September 30, 2006. The increase in net loss is primarily the result of increased costs and expenses offset on a per share basis by an increase in the weighted average number of common shares outstanding.
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
     The following table summarizes our research and development expenses for the first fiscal quarters ended September 30, 2006 and September 30, 2007 (in thousands):

	September 30,
R&D Project	2006	2007
TRC-based products	$2,027	$3,612
Other	277	261

Total	$2,304	$3,873

     Because of the uncertainties of clinical trials and the evolving regulatory requirements applicable to TRC-based products, estimating the completion dates or cost to complete our major research and development program would be highly speculative and subjective. The risks and uncertainties associated with developing our products, including significant and changing governmental regulation and the uncertainty of future clinical study results, are discussed in greater detail in the “Any changes in the governmental regulatory classifications of our products could prevent, limit or delay our ability to market or develop our products,” “Our inability to complete our product development activities successfully would severely limit our ability to operate or finance operations,” and “We must successfully complete our clinical trials to be able to market certain of our products,” sections under the heading “Risk Factors” of this report. The potentially lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, will require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain when any net cash inflow from products validated under our major research and development project, if any, will commence.
Liquidity and Capital Resources
     We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through September 30, 2007, have totaled approximately $190 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. In addition, on October 17, 2007, we raised net cash proceeds of an additional $12.5 million through a registered direct offering of shares of our common stock. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.
     Our combined cash, cash equivalents and short-term investments totaled $24,300,000 at September 30, 2007, a decrease of $4,025,000 from June 30, 2007. During the quarter ended September 30, 2007, the primary source of cash, cash equivalents and short-term investments was from equity transactions from the Direct Stock Purchase Plan and the exercise of certain warrants previously issued to investors, with net proceeds of $1,107,000. The primary uses of cash, cash equivalents and short-term investments during the quarter ended September 30, 2007 included $5,068,000 to finance our operations and working capital requirements, and $121,000 in capital equipment additions.
     We expect that our total capital expenditures, other than possible business acquisitions, for the fiscal year ending June 30, 2008 to be approximately $436,000. We expect our monthly cash utilization to average approximately $1.7 million per month during fiscal year 2008.
     Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, costs of possible acquisition or development of complementary business activities and the cost of product commercialization. We do not expect to generate a positive cash flow from operations for at least the next several years due to the expected spending for research and development programs and the cost of commercializing our product candidates. We intend to seek additional funding through public or private debt or equity financing transactions, research and development agreements or grants and distribution and marketing agreements. Successful future operations are subject to several technical and risk factors, including our continued ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for our products. Management believes with the inclusion of the cash raised in October 2007, cash, cash equivalents and short-term investments are adequate to finance our operations. These estimates are based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption “Risk Factors”, below. In order to grow and expand our business, to introduce our product candidates into the marketplace and to possibly acquire or develop complementary business activities, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our equity or debt securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock, continued stock market listing and economic conditions affecting the public markets generally or some portion or the entire technology sector. If our common stock is delisted from the Nasdaq Stock Market, the liquidity of our common stock could be impaired, and prices paid by investors to purchase our shares of our common stock could be lower than might otherwise prevail.
     If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse affect on our business. See “Risk Factors” and “Notes to Consolidated Financial Statements” in our 2007 Annual Report on Form 10-K and “Notes to Consolidated Financial Statements” and “Risk Factors” included herein.
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
     We were incorporated in 1989 and have experienced substantial operating losses since inception. As of September 30, 2007, we have incurred a cumulative net loss totaling approximately $164 million and we have continued to incur losses since that date. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and our cell manufacturing system, general and administrative expenses, and the prosecution of patent applications. We expect to continue to incur significant operating losses over the next several years and at least until, and probably after, product sales increase, primarily owing to our research and development programs, including preclinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components, acquisition and development of complementary activities and raising sufficient cash to fund our operating activities. In addition, we may not ever be able to achieve or sustain profitability.
We may not be able to raise the required capital to conduct our operations and develop and commercialize our products.
     We will require substantial capital resources in order to conduct our operations and develop and commercialize our products and cell manufacturing facilities. However, in order to grow and expand our business, to introduce our new product candidates into the marketplace and to acquire or develop complementary business activities, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our cell product candidates for additional indications. Accordingly, we are continuing to pursue additional sources of financing.
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
     We rely solely on third parties such as Astro, Ethox, Moll and Lonza to manufacture or supply certain of our devices/manufacturing equipment, as well as component parts and other materials used in the cell product manufacturing process. We would not be able to obtain alternate sources of supply for many of these items on a short-term basis. If any of our key manufacturers or suppliers fails to perform its respective obligations or if our supply of components or other materials is limited or interrupted, we would not be able to conduct clinical trials or market our product candidates on a timely and cost-competitive basis, if at all.

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
     We rely on a third party manufacturer, Fraunhofer Institute for Interfacial Engineering and Biotechnology in Stuttgart, Germany, to supply our TRC-based cell products for certain EU clinical trials. Reliance on third party manufacturers entails risks including regulatory compliance and quality assurance and the possible breach of the manufacturing agreement by the third party. We are subject to similar regulatory and compliance risks at our site in Ann Arbor, Michigan. Both sites could be subject to ongoing, periodic, unannounced inspection by regulatory agencies to ensure strict compliance with GMP regulations and other governmental regulations and corresponding foreign standards. Our present and future manufacturers might not be able to comply with these regulatory requirements. We do not have redundant cell manufacturing sites. In the event our cell manufacturing facilities are damaged or destroyed or are subject to regulatory restrictions, our clinical trial programs and other business prospects would be adversely affected.
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
     The market price of shares of our common stock has been volatile, ranging in closing price between $1.10 and $1.60 during the twelve month period ended September 30, 2007. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:
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
Forward-looking statements
     This report, including the documents that we incorporate by reference, contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but are not always, made through the use of words or phrases such as “anticipates,” “estimates,” “plans,” “projects,” “trends,” “opportunity,” “comfortable,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “achieve,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar words or phrases, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report, and in particular those factors listed under the section “Risk Factors.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of September 30, 2007, our cash and cash equivalents included money market securities and short-term investments included short-term corporate debt securities with original maturities of less than twelve months. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
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
Changes in Internal Control over Financial Reporting
     During our first quarter of fiscal 2008, there were no changes made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AASTROM BIOSCIENCES, INC.
Date: November 9, 2007	/s/ George W. Dunbar
George W. Dunbar
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2007	/s/ Gerald D. Brennan, Jr.
Gerald D. Brennan, Jr.
Vice President, Administrative & Financial Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.2 *	Amended and Restated Bylaws

10.96**	Placement Agency Agreement, dated October 15, 2007, by and between Aastrom and BMO Capital Markets Corp.

10.97**	Escrow Agreement, dated as of October 15, 2007, among Aastrom, BMO Capital Markets Corp. and The Bank of New York

10.98**	Form of Purchase Agreement

10.99**	Form of Warrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 12, 2007.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 16, 2007.