Form 10-Q
period 2007-12-31
AASTROM BIOSCIENCES INC
filed 2008-02-08
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 0-22025
AASTROM BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Michigan	94-3096597

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

24 Frank Lloyd Wright Dr. P.O. Box 376 Ann Arbor, Michigan	48106

(Address of principal executive offices)	(Zip code)

(734) 930-5555

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   -   ☑      No   -   ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  -  ☐         No  - ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	132,804,839
(Class)	Outstanding at February 1, 2008

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q
December 31, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2007	2007
Assets

CURRENT ASSETS:
Cash and cash equivalents	$13,439	$16,259
Short-term investments	14,886	14,930
Receivables, net	78	107
Inventories	8	—
Other current assets	1,766	2,135

Total current assets	30,177	33,431

PROPERTY AND EQUIPMENT, NET	2,671	2,464

Total assets	$32,848	$35,895

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,823	$916
Accrued employee benefits	1,238	809
Current portion of long-term debt	439	431

Total current liabilities	3,500	2,156

LONG-TERM DEBT	1,097	1,011

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized — 250,000,000; shares issued and outstanding — 120,012,869 and 132,791,284, respectively	187,995	202,694
Deficit accumulated during the development stage	(159,744)	(169,966)

Total shareholders’ equity	28,251	32,728

Total liabilities and shareholders’ equity	$32,848	$35,895

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Six months ended		March 24, 1989
	December 31,		December 31,		(Inception) to
					December 31,
	2006	2007	2006	2007	2007

REVENUES:
Product sales and rentals	$6	$24	$18	$36	$1,407
Research and development agreements	—	—	—	—	2,105
Grants	152	60	244	135	9,478

Total revenues	158	84	262	171	12,990

COSTS AND EXPENSES:
Cost of product sales and rentals	3	1	3	1	595
Cost of product sales and rentals - provision for obsolete and excess inventory	—	—	—	—	2,239
Research and development	2,563	3,895	4,867	7,768	129,338
Selling, general and administrative	2,332	1,725	4,716	3,339	60,611

Total costs and expenses	4,898	5,621	9,586	11,108	192,783

LOSS FROM OPERATIONS	(4,740)	(5,537)	(9,324)	(10,937)	(179,793)

OTHER INCOME (EXPENSE):
Other income	—	—	—	—	1,249
Interest income	515	386	1,042	751	9,849
Interest expense	—	(21)	—	(36)	(303)

Other income	515	365	1,042	715	10,795

NET LOSS	$(4,225)	$(5,172)	$(8,282)	$(10,222)	$(168,998)

COMPUTATION OF NET LOSS PER SHARE APPLICABLE TO COMMON SHARES:

NET LOSS	$(4,225)	$(5,172)	$(8,282)	$(10,222)

NET LOSS PER SHARE (Basic and Diluted)	$(.04)	$(.04)	$(.07)	$(.08)

Weighted average number of shares outstanding (Basic and Diluted)	119,516	130,467	119,347	125,537

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			March 24, 1989
	Six months ended		(Inception) to
	December 31,		December 31,
	2006	2007	2007

OPERATING ACTIVITIES:
Net loss	$(8,282)	$(10,222)	$(168,998)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	205	370	4,934
Loss on property held for resale	—	—	110
Amortization of discounts and premiums on investments	(277)	(292)	(1,585)
Stock compensation expense	1,445	1,107	6,531
Inventory write downs and reserves	—	—	2,239
Stock issued pursuant to license agreement	—	—	3,300
Provision for losses on accounts receivable	—	—	204
Changes in assets and liabilities:
Receivables	18	(29)	(356)
Inventories	(11)	8	(2,335)
Other current assets	10	(487)	(1,455)
Accounts payable and accrued expenses	(164)	(858)	859
Accrued employee benefits	(58)	(429)	809

Net cash used for operating activities	(7,114)	(10,832)	(155,743)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73)
Purchase of short-term investments	(29,593)	(24,752)	(206,090)
Maturities of short-term investments	41,500	25,000	192,745
Property and equipment purchases	(266)	(163)	(5,674)
Proceeds from sale of property held for resale	—	—	400

Net cash provided by (used for) investing activities	11,641	85	(18,692)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	51,647
Net proceeds from issuance of common stock and warrants	418	13,592	136,790
Repurchase of common stock	—	—	(49)
Payments received for stock purchase rights	—	—	3,500
Payments received under shareholder notes	—	—	31
Restricted cash used as compensating balance	—	118	(659)
Proceeds from long-term debt	—	—	751
Principal payments under long-term obligations	—	(143)	(1,317)

Net cash provided by financing activities	418	13,567	190,694

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,945	2,820	16,259

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,034	13,439	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,979	$16,259	$16,259

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
     The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. The Company will need to raise additional funds or pursue strategic transactions in order to complete its product development programs, complete clinical trials needed to market its products, and commercialize these products. If the Company decides to pursue additional financing, it cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success include: the rate and degree of progress for its product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the U.S., EU and other countries, the liquidity and market volatility of the Company’s equity securities, the overall economic environment, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors. If the Company cannot raise such funds, it may not be able to develop, enhance or commercialize products, take advantage of future opportunities, including possible acquisition or development of complementary business activities, or respond to competitive pressures or unanticipated requirements, which would likely have a material adverse impact on the Company’s business, financial condition and results of operations. The Company does not expect to generate positive cash flows from its consolidated operations for at least the next several years and then only if significant TRC-based cell product sales commence.
   2. Basis of Presentation
     The consolidated condensed financial statements included herein have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended December 31, 2007, are not necessarily indicative of the results to be expected for the full year or for any other period.
     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-K for the year ended June 30, 2007, as filed with the Securities and Exchange Commission.
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
   3. Share-Based Compensation
   Service-Based Options
     During the six months ended December 31, 2007, the Company granted 2,635,900 service-based options to purchase common stock. These were granted with exercise prices equal to the fair value of the Company’s stock at the grant date, vest over four years (other than non-employee director options which vest over one year) and have lives of 10 years. The weighted average grant-date fair value of service-based options granted under the Company’s Option Plans during the six months ended December 31, 2006 and 2007 was $1.36 and $0.67, respectively.
     The net compensation costs recorded for the service-based stock options related to employees and directors were approximately $538,000 and $1,054,000 for the three and six months ended December 31, 2007, respectively, compared to $487,000 and $1,311,000 for the same periods in fiscal year 2007.
     The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the assumptions noted in the following table.

	Six Months Ended
	December 31,
	2006	2007

Stock Option Plans:
Expected dividend rate	0%	0%
Expected stock price volatility	67%	61%
Risk free interest rate	4.9%	4.2%
Estimated forfeiture rate	10%	10%
Expected life (years)	6.6	6.6

     The following table summarizes the activity for service-based stock options for the indicated periods:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value

Outstanding at June 30, 2007	8,357,536	$1.46
Granted	2,635,900	$1.05
Exercised	—	—		$—

Forfeited or expired	(457,050)	$1 .52

Outstanding at December 31, 2007	10,536,386	$1.36	7.9	$25,000

Exercisable at December 31, 2007	4,479,219	$1.56	6.3	$25,000

     As of December 31, 2007 there was approximately $2,184,000 of total unrecognized compensation cost related to non-vested service-based stock options granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 3.1 years.
   Performance-Based Stock Options
     During the six months ended December 31, 2007, the Board of Directors granted 69,400 performance-based stock options to a key employee in three equal tranches of 23,133 options. The weighted average grant-date fair value of performance-based options granted under the Company’s Option Plans during the six months ended December 31, 2007 was $0.67. These performance options have a 10 year life and an exercise price that exceeded the fair value of the Company’s common stock at the grant date. Vesting of these performance options is dependent on (i) the passage of time subsequent to the grant date and (ii) meeting certain performance conditions, which relate to the Company’s progress in its clinical trial programs, which were established by the Board of Directors. The Board of Directors will determine if the performance conditions have been met. Stock-based compensation expense for these options will be recorded when the Company believes that the vesting of these options is probable based on the progress of its clinical trial programs and other relevant factors.
     As of December 31, 2007, there are 2,549,800 performance-based options outstanding. There are three tranches of performance-based options that vest upon the satisfaction of performance conditions, all of which vest based on progress toward clinical trial or product successes within a certain timeframe.
     For the six months ended December 31, 2007, management reviewed the progress toward the performance conditions necessary for these options to vest and concluded that it was not yet probable that the performance conditions of any of the tranches of options would be met and, accordingly, no compensation expense has been recorded.

     The following table summarizes the activity for performance-based stock options for the indicated period:

		Weighted
		Average	Weighted Average
		Exercise	Remaining	Aggregate
Options	Shares	Price	Contractual Term	Intrinsic Value

Outstanding at June 30, 2007	2,480,400	$1.50
Granted	69,400	$1.53
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2007	2,549,800	$1.50	8.8	$0

     The aggregate estimated fair value of these awards that are outstanding as of December 31, 2007 is approximately $2,542,000.
   Restricted Stock Awards
     Restricted stock awards generally vest over a four year period and entitle the recipient to receive common stock upon vesting. The compensation costs charged as operating expenses for restricted stock were approximately $20,000 and $54,000 for the three and six months ended December 31, 2007, respectively, compared to $47,000 and $131,000 for the same periods in fiscal year 2007.
     A summary of the Company’s restricted stock activity for the six months ended December 31, 2007 is presented below:

		Weighted Average
Non-vested Restricted Shares	Shares	Grant Date Fair Value

Non-vested at June 30, 2007	220,063	$2.19
Granted	—	—
Vested	(63,380)	$2.19
Forfeited	(14,925)	$2.38

Non-vested at December 31, 2007	141,758	$2.16

     As of December 31, 2007 there was approximately $87,000 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.
   4. Shareholders’ Equity
     During the six months ended December 31, 2007, the Company issued 142,411 shares of common stock as part of the Direct Stock Purchase Plan and 808,824 shares of common stock in connection with the exercise of certain warrants previously issued to investors, for cash proceeds of $1,160,000. The Company also closed its previously announced registered direct offering of

11,842,105 shares of common stock and warrants to purchase up to 5,921,053 shares of common stock to certain institutional investors at a price of $1.14 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock at an exercise price of $1.5875 per share of common stock. The net cash proceeds, after deducting the placement agent’s fee and other offering expenses, were approximately $12,432,000. The estimated fair market value of the warrants at the date of issuance was $2,698,000. This value was calculated using the Black-Scholes option-pricing model.
   5. Net Loss Per Common Share
     Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares, consisting of options, warrants for the purchase of common stock and nonvested restricted shares of common stock, are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common shares as of December 31, 2006 and 2007 is approximately 16,318,000 and 23,388,000, respectively.
   6. Recent Accounting Pronouncement
     In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (SFAS No. 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently assessing the impact of the pending adoption of FAS 141(R) on the accounting and financial statements for any potential future business combinations entered into by the Company.
     In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of the pending adoption of EITF 07-3 on its results of operations and financial condition.
     In December 2007, the SEC issued Staff Accounting Bulletin No. 110, Year-End Help for Expensing Employee Stock Option (SAB 110). SAB 110 states that the SEC will continue to accept, under certain circumstances, when a company elects to use the “simplified” method after December 31, 2007 for determining expected term for “plain vanilla” share option grants in accordance with SFAS 123(R) Share-Based Payment. SAB 110 updates guidance provided in SAB 107 Share-Based Payment, that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. The Company is currently assessing the impact of SAB 110 on its share options and other items on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Aastrom
     We are a regenerative medicine company (a medical area that focuses on developing therapies that regenerate damaged or diseased tissues or organs) focused on the clinical development of autologous cell products (cells collected from a patient and returned to that same patient) for the repair or regeneration of multiple human tissues, based on our proprietary Tissue Repair Cell (TRC) technology. Our preclinical and clinical product development programs utilize patient-derived bone marrow stem and early progenitor cell populations, and are being investigated for their ability to aid in the regeneration of tissues such as vascular, bone, cardiac and neural. TRC-based products have been used in over 250 patients, and are currently in the following stages of development:
•	Vascular regeneration — Vascular Repair Cells (VRCs):
•	Critical limb ischemia:
•	U.S.: RESTORE-CLI Phase IIb clinical trial enrolling patients

•	Germany: Phase I/II clinical trial enrolling patients; positive interim data reported in October 2007
•	Bone regeneration — Bone Repair Cells (BRCs):
•	Osteonecrosis of the femoral head:
•	U.S.: ON-CORE Phase III clinical trial enrolling patients; Orphan Drug Designation from the FDA for use in the treatment of osteonecrosis of the femoral head

•	Spain: Pivotal clinical trial enrolling patients
•	Non-union fractures:
•	U.S.: Positive final patient results from Phase I/II clinical trial reported in October 2007
•	Cardiac regeneration — Cardiac Repair Cells (CRCs):
•	Chronic heart disease:
•	Compassionate-use, clinical treatments underway in Europe

•	Orphan Drug Designation from the FDA for use in the treatment of dilated cardiomyopathy, a severe chronic disease of the heart

•	Clinical trial program under development
•	Neural regeneration — Neural Repair Cells (NRCs):
•	Spinal cord injury:
•	Preclinical research underway; clinical program under development
     Our platform TRC technology is based on:
•	Autologous cell products which are a unique cell mixture containing large numbers of stem and early progenitor cells produced outside of the body from a small amount of bone marrow taken from the patient, and

•	The means to produce these products in an automated process.

     We have developed a patented and proprietary manufacturing system to produce human cells for clinical use. This automated cell manufacturing system enables the “single-pass perfusion” cell culture process. Single-pass perfusion is our patented technology for growing large numbers of human cells. The cell component of TRC-based products include adult stem and early progenitor cell populations, which are capable of forming tissues such as vascular, bone, cardiac, neural, and the hematopoietic and immune system.
     All TRC-based products are produced using our cell manufacturing system in centralized manufacturing facilities. We have one manufacturing site in the U.S. located in Ann Arbor, MI and three contract facilities in the EU located in Stuttgart, Germany (Fraunhofer Institute for Interfacial Engineering and Biotechnology), Bad Oeynhausen, Germany (Institute of Laboratory and Transfusion Medicine at the Heart Center) and Barcelona, Spain (Tissue and Cell Therapy Center at the Blood and Tissue Bank).
     Since our inception, we have been in the development stage and engaged in research and product development, conducted principally on our own behalf. Our initial business plan was to pursue our targeted markets by commercializing our cell manufacturing system and supplies. Since that time we have phased out our marketing efforts promoting the cell manufacturing system as a commercial product. Currently, we have product sales consisting of limited sales of manufacturing supplies to academic collaborators for research and limited revenue related to cell-based products.
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
     We expect that we will need to raise additional funds or pursue strategic transactions or other strategic alternatives in order to complete our product development programs, complete clinical trials needed to market our products, and commercialize our products. To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue obtaining required capital in a similar manner. As a development stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. With respect to our current activities, this is not likely to occur until we obtain significant additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through December 31, 2007, we have accumulated a net loss of approximately $169 million. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

Clinical Development
     Currently, our active clinical development programs are focused on the utilization of our TRC technology in cardiac regeneration, as well as vascular and bone regeneration, and we anticipate beginning clinical activities in the neural regeneration therapeutic area during fiscal year 2008.
     The preclinical data for our TRC-based products have shown that the large numbers of the stem and early progenitor cells obtained through application of our TRC technology can develop into a variety of tissues including blood, bone, vascular and fat, as well as have the potential to form tissues characteristic of certain internal organs. We have demonstrated in the laboratory that TRC-based products can differentiate into osteoblast (bone cell) and endothelial (blood vessel) cell lineages. Based on these preclinical observations, clinical trials have been initiated in the U.S. and European Union (EU) for vascular tissue regeneration in patients with critical limb ischemia, for bone regeneration in patients with osteonecrosis of the femoral head and severe long bone fractures, and clinical treatments for cardiac regeneration have been initiated in the EU.
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
Clinical Trials Summary
     Vascular Tissue Regeneration
     Critical Limb Ischemia:
     Based on our laboratory observations that TRC-based products have the ability to form small blood vessels and third party trials involving the use of bone marrow cells for peripheral vascular disease, we are conducting trials to evaluate the safety and efficacy of Vascular Repair Cells (VRCs) based on TRC technology in the treatment of diabetics with open foot wounds and critical limb ischemia (CLI).
     In April 2007, we initiated patient enrollment in our RESTORE-CLI trial, a U.S. Phase IIb prospective, controlled, randomized, double-blind, multi-center clinical trial to treat patients suffering from critical limb ischemia, the end stage of peripheral arterial disease. This study is expected to enroll 120 patients at up to 20 sites, randomized into two patient groups, to evaluate the safety and efficacy of VRCs in the treatment of critical limb ischemia. Currently, 15 clinical sites have been initiated, and our website will be updated as sites are open for patient enrollment. Patients will be followed for a period of twelve months post-treatment. In addition to assessing the safety of the VRCs, secondary objectives include assessing major amputation rates, wound healing and blood flow in the affected limbs, patient quality of life, pain scores and analgesic use. Patient enrollment began in June 2007, when the first patient was randomized and treated.

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
     Bone Regeneration
     Osteonecrosis of the Femoral Head:
     In October 2007, early clinical results from four compassionate use patients were presented by an investigator from the Orthopaedic Institute, König-Ludwig-Haus, University of Würzburg, Germany, involving the first use of our BRCs to treat patients suffering from osteonecrosis of the femoral head. Osteonecrosis of the femoral head involves the death of cells in the bone and marrow within the femur head and in many cases leads to total hip replacement. All patients tolerated the procedure well, have reported a reduction in hip pain with no signs of disease progression (as determined by MRI and X-ray) and were back to work within 6 months after treatment. In addition, no cell-related adverse events were reported and none of these patients have required hip replacement surgery.
     In May 2007, the FDA approved our Investigational New Drug (IND) application which allowed us to proceed with our ON-CORE trial, a U.S. Phase III clinical trial, to use our Bone Repair Cells (BRCs) based on our TRC technology in the treatment of osteonecrosis (also known as avascular necrosis) of the femoral head. Currently, five clinical sites have been initiated, and our website will be updated as sites are open for patient enrollment. This trial will seek to enroll 120 patients, randomized into two patient groups, at up to 20 clinical sites. The primary efficacy variable of this trial is to delay disease progression to a more severe stage in patients treated with BRCs by at least 24 months post-treatment. Disease progression will be measured by a blinded third party review of X-ray and MRI results. We intend this to be a pivotal trial with the goal of demonstrating clinical safety and efficacy for the submission of a Biologics License Application (BLA). We may have to provide or generate further patient data to support a U.S. BLA submission. In March 2006, we received an Orphan Drug Designation from the FDA to use our BRCs in the treatment of osteonecrosis of the femoral head.

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
     Fractures, Spine and Jaw:
     In October 2007, positive final results from our U.S. Phase I/II clinical trial for the treatment of severe long bone non-union fractures were reported at the Orthopedic Trauma Association Annual Meeting in Boston, MA by the lead clinical investigator. In the study, patients with non-union tibia, humerus or femur fractures that had failed to heal after one or more medical procedures (average 1.75) showed an overall healing rate of 91% after one year. Overall, 34 patients completed the six-month post-treatment follow-up and 33 completed the 12-month follow-up. The 33 patients followed for 12 months showed an overall healing rate of 91%, as determined by bone bridging observed with radiographic imaging or computed tomography. Final results showed healing in 91% (21 of 23) of tibia fractures, 100% (3 of 3) of humerus fractures, and 86% (6 of 7) of femur fractures. In addition to the 91% healing rate observed after 12 months, results at six months showed that early bone bridging successfully occurred in 85% (29 of 34) of patients and that signs of early healing (callus formation) were present in 97% (33 of 34) of patients. Three patients failed to complete the required follow-up visits. Though final data could not be collected from these three patients, two showed healing by 18 weeks. No cell-related adverse events were reported. The following centers participated in the multi-center, prospective, open-label clinical trial: Lutheran General Hospital, Park Ridge, IL; the University of Michigan Health System, Ann Arbor, MI; William Beaumont Hospital, Royal Oak, MI; and Lutheran Medical Center, Brooklyn, NY.
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
     A Phase I/II spine fusion clinical trial is currently open at William Beaumont Hospital, Royal Oak, MI that may enroll up to 25 patients. No cell-related adverse events have been reported to date. With the FDA approval of the Phase III ON-CORE Trial we believe this trial is no longer necessary to demonstrate the feasibility of using BRCs for bone regeneration. We are continuing regular patient follow-up for treated patients, however, no further patients have been enrolled.

     In addition to the long bone and spine fusion studies a clinical feasibility study for jaw bone regeneration was completed in Barcelona, Spain. Five edentulous patients, with severe bone loss who needed a sinus lift procedure so that dental implants could be placed, were treated with BRCs and no cell-related adverse events were reported over a 24-month follow-up period.
      Cardiac Regeneration
     Dilated cardiomyopathy (DCM) is a chronic cardiac disease that leads to enlargement of the heart and is associated with the reduced pump function to a point that blood circulation is impaired. Typically patients with DCM present with symptoms of congestive heart failure, including limitations in their physical activity and shortness of breath. DCM often represents the end stage of chronic ischemic heart disease in patients who have experienced multiple heart attacks. Patient prognosis depends on the stage of the disease but is characterized by a high mortality rate. Other than heart transplantation, there are no curative treatment options for end stage patients with this disease. The New England Journal of Medicine estimates that in the U.S. alone 120,000 people currently suffer from this disease; other sources report estimates of up to 150,000.
     In November 2007, the first patient was treated using our Cardiac Repair Cells (CRCs) based on our TRC technology for DCM in a European compassionate-use case. CRCs were administered to the patient via direct injection into the heart. The compassionate use of CRCs is ongoing and we expect that these patient treatments will provide clinical experience that will assist us in the development of the clinical protocols we are preparing for a U.S. IND and an EU IMPD submission targeting DCM.
     In February 2007, our CRCs based on our TRC technology received an Orphan Drug Designation from the FDA for use in the treatment of DCM.
      Neural Regeneration
     We have begun the process of developing a proprietary Neural Repair Cell (NRC) product for the treatment of spinal cord injuries. Preclinical work has been initiated and we are in the process of preparing for clinical activities in the EU. We expect that these patient treatments will provide clinical experience that will assist us in the development of future clinical protocols.
Additional Activity
     In certain non-U.S. regions, autologous cells, such as our TRC-based products, do not require a marketing authorization for commercial distribution. This enables us to gain product use experience and refine our clinical development strategies through compassionate use and standard patient treatment in countries where it is allowed and where both patient and physician see a potential benefit from using TRC-based products. We do not anticipate generating significant sales outside of the U.S. until we have sufficient evidence of clinical efficacy to ensure physician acceptance and product reimbursement, and to justify the investment in manufacturing, sales and marketing infrastructure. However, we are currently generating limited, nominal sales of TRC-based products and expect to continue this level of activity. As a result of these compassionate use and other patient treatment activities, it is possible that we, or third parties, may make case studies and other data generated outside of a clinical trial program available on websites, in publications or in presentations. Such data should be considered anecdotal; it is not intended to represent evidence of clinical efficacy or suggest that any future clinical trials will demonstrate that TRC-based products are effective in any specific medical application.
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
     Performance-Based Stock Options — See the footnotes in our financial statement as well as our Critical Accounting Policies discussion in our 2007 Annual Report on Form 10-K for information with respect to key terms and provisions of our performance-stock options.
     During the six months ended December 31, 2007, management reviewed the progress toward the performance conditions necessary for these options to vest and concluded that it was not yet probable that the performance conditions of any of the tranches of options would be met and, accordingly, no compensation has been recorded. However, it is not likely that the performance conditions for the first tranche of options will be met. If management had determined that as of December 31, 2007 the first tranche of 849,933 options was probable of vesting, compensation expense of approximately $832,000 would have been recorded in the quarter (which would represent the accumulated compensation expense from the grant dates of these options through December 31, 2007).
     Due to the complexity of measuring the performance conditions, the Compensation Committee of the Board of Directors is considering offering employees with performance-based stock options the opportunity to convert them to a reduced number of service-based stock options.
Results of Operations
     Total revenues for the quarter and six months ended December 31, 2007 were $84,000 and $171,000, respectively, which consisted of grant revenues and product sales, compared to total revenues of $158,000 and $262,000, respectively, for the same periods in fiscal year 2007. Product sales for the quarter and six months ended December 31, 2007 were $24,000 and $36,000, respectively, compared to $6,000 and $18,000 for the same periods in fiscal 2007. Grant revenues decreased to $60,000 and $135,000, respectively, for the quarter and six months ended December 31, 2007 compared to $152,000 and $244,000, respectively, for the same periods in fiscal year 2007. The decrease in grant revenues is the result of decreased activities on grants from the National Institutes of Health. Grant revenues are recorded on a cost-reimbursement basis and accounted for 79% of total revenues for the six months ended December 31, 2007 and 93% of total revenues for the same period in fiscal year 2007.

     Total costs and expenses increased to $5,621,000 for the quarter ended December 31, 2007, compared to $4,898,000 for the quarter ended December 31, 2006.
     Costs and expenses include an increase in research and development expenses to $3,895,000 for the quarter ended December 31, 2007 from $2,563,000 for the quarter ended December 31, 2006. This increase reflects continued expansion of our research and development and manufacturing activities to support future regulatory submissions and on-going and planned tissue regeneration clinical trials and activities in the U.S. and EU that include: additional headcount and increases in contract services from fees associated with Clinical Research Organizations. Research and development expenses also included a non-cash charge relating to share-based compensation expense of $214,000 for the quarter ended December 31, 2007 compared to $181,000 for the quarter ended December 31, 2006.
     Selling, general and administrative expenses decreased for the quarter ended December 31, 2007 to $1,725,000 from $2,332,000 for the quarter ended December 31, 2006. This decrease is primarily due to the additional one-time, non-cash charge relating to the former Chief Executive Officer’s stock options upon the termination of his service as a director that was recorded in the quarter ended December 31, 2006 and an adjustment that reduced supplemental compensation relating to fiscal year 2007 management bonuses that were paid in December 2007. Selling, general and administrative expenses for the quarter ended December 31, 2007, included a non-cash charge relating to share-based compensation expense of $344,000 compared to $690,000 for the quarter ended December 31, 2006.
     Total costs and expenses increased to $11,108,000 for the six months ended December 31, 2007, compared to $9,586,000 for the six months ended December 31, 2006.
     Research and development expenses increased for the six months ended December 31, 2007 to $7,768,000 from $4,867,000 for the six months ended December 31, 2006, reflecting continued expansion of our research and development programs to support regulatory and clinical trial activities in the U.S. and EU. Research and development expenses also included a non-cash charge relating to stock-based compensation expense of $437,000 for the quarter ended December 31, 2007 compared to $290,000 for the quarter ended December 31, 2006
     Selling, general and administrative expenses decreased for the six months ended December 31, 2007 to $3,339,000 from $4,716,000 for the six months ended December 31, 2006. This decrease is primarily due to additional employee costs for the six months ended December 31, 2006, that included: the one-time, non-cash charge for the former CEO’s stock options upon the termination of his service as a director, accruals and severance payments relating to the former CEO’s and former President and Chief Operating Officer’s employment agreements. This decrease also includes an adjustment that reduced supplemental compensation relating to fiscal year 2007 management bonuses that were paid in December 2007. Selling, general and administrative expenses for the the six months ended December 31, 2007, included a non-cash charge relating to share-based compensation expense of $670,000 compared to $1,152,000 for the six months ended December 31, 2006.

     Interest income was $386,000 and $751,000, respectively, for the quarter and six months ended December 31, 2007 compared to $515,000 and $1,042,000, respectively, for the same periods in fiscal 2007. The fluctuations in interest income are due primarily to corresponding changes in the level of cash, cash equivalents and short-term investments during the periods and improved yields from our investments.
     Interest expense was $21,000 and $36,000 for the quarter and six monthes ended December 31, 2007 related to the secured loan with Key Equipment Finance Inc.
     Our net loss was $5,172,000, or $.04 per common share for the quarter ended December 31, 2007 compared to $4,225,000, or $.04 per common share for the quarter ended December 31, 2006. For the six months ended December 31, 2007, our net loss increased to $10,222,000, or $.08 per common share compared to a net loss of $8,282,000, or $.07 per common share for the six months ended December 31, 2006. The increase in net loss is primarily the result of increased costs and expenses offset on a per share basis by an increase in the weighted average number of common shares outstanding.
     Our major ongoing research and development programs are focused on the development of TRC-based products, bone marrow-derived adult stem and early progenitor cells, for use in vascular, bone and cardiac regeneration, as well as neural regeneration. Clinical trials using TRC-based products are open for patient enrollment in the U.S. and EU for the treatment of critical limb ischemia resulting from peripheral vascular disease and for the treatment of osteonecrosis of the femoral head. Compassionate-use clinical activities have been initiated in Europe to evaluate the treatment of dilated cardiomyopathy using our TRC-based product. All of these potential product applications use TRC technology, our proprietary cells and platform manufacturing technologies. We are also completing other research and development activities using our TRC-based products that are intended to improve the functionality for certain clinical indications, to improve shelf life, and to decrease the cost of manufacturing our TRC-based products. Research and development expenses outside of the TRC-based product development consist primarily of immunotherapy programs, engineering and cell manufacturing.

The following table summarizes our research and development expenses for the quarter and six months ended December 31, 2006 and December 31, 2007:

	Quarter Ended December 31,		Six Months Ended December 31,
R&D Project	2006	2007	2006	2007

TRC-based product	$2,352,000	$3,631,000	$4,378,000	$7,242,000
Other	211,000	264,000	489,000	526,000

Total	$2,563,000	$3,895,000	$4,867,000	$7,768,000

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
Liquidity and Capital Resources
     We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through December 31, 2007, have totaled approximately $203 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.
     Our combined cash, cash equivalents and short-term investments totaled $31,189,000 at December 31, 2007, an increase of $2,864,000 from June 30, 2007. During the six months ended December 31, 2007, the primary source of cash, cash equivalents and short-term investments was from equity transactions from a registered direct placement of common stock to a select group of investors, from the Direct Stock Purchase Plan and the exercise of certain warrants previously issued to investors, with net proceeds of $13,592,000. The primary uses of cash, cash equivalents and short-term investments during the six months ended December 31, 2007 included $10,832,000 to finance our operations and working capital requirements, and $163,000 in capital additions for leasehold improvements and equipment.

     We expect our monthly cash utilization to average approximately $1.8 million for the remainder of fiscal year 2008.
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
     In order to grow and expand our business, to introduce our product candidates into the marketplace and to possibly acquire or develop complementary business activities, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our equity or debt securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. In addition, we may also pursue strategic transactions or other strategic alternatives in order to complete our product development programs, complete clinical trials needed to market our products, and commercialize our products. Several factors will affect our ability to raise additional funding or enter into strategic transactions or other strategic alternatives, including, but not limited to, market volatility of our common stock, continued stock market listing and economic conditions affecting the public markets generally or some portion or the entire technology sector. If our common stock is delisted from the Nasdaq Stock Market, the liquidity of our common stock could be impaired, and prices paid by investors to purchase our shares of our common stock could be lower than might otherwise prevail.
     On December 20, 2007, we received a deficiency letter from the Nasdaq Stock Market indicating that for 30 consecutive trading days our common stock had a closing bid price below the $1.00 minimum closing bid as required for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(4). In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), we were provided a compliance period of 180 calendar days, or until June 17, 2008, to regain compliance with this requirement. We can regain compliance with the minimum closing bid price rule if the bid price of our common stock closes at $1.00 or higher for a minimum of ten consecutive business days during the initial 180-day compliance period, although Nasdaq may, in its discretion, require us to maintain a minimum closing bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that we have demonstrated the ability to maintain long-term compliance. If compliance is not achieved by June 17, 2008, we will be eligible for an additional 180-day compliance period, or until December 14, 2008, if we meet all other Nasdaq Capital Market initial listing criteria as set forth in

Marketplace Rule 4310(c) other than the minimum closing bid price requirement. If we are not eligible for an additional compliance period, or do not regain compliance during any additional compliance period, Nasdaq will provide written notice that our securities will be delisted from the Nasdaq Capital Market. At such time, we would be able to appeal the delisting determination to a Nasdaq Listing Qualifications Panel.
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
     We were incorporated in 1989 and have experienced substantial operating losses since inception. As of December 31, 2007, we have incurred a cumulative net loss totaling approximately $169 million and we have continued to incur losses since that date. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and our cell manufacturing system, general and administrative expenses, and the prosecution of patent applications. We expect to continue to incur significant operating losses over the next several years and at least until, and probably after, product sales increase, primarily owing to our research and development programs, including preclinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components, acquisition and development of complementary activities and raising sufficient cash to fund our operating activities. In addition, we may not ever be able to achieve or sustain profitability.
Our stock may be delisted from Nasdaq, which could affect its market price and liquidity.
     We are required to meet certain qualitative and financial tests (including a minimum bid price for our common stock of $1.00) to maintain the listing of our common stock on the Nasdaq Capital Market. On December 20, 2007, we received a deficiency letter from the Nasdaq Stock Market indicating that for 30 consecutive trading days our common stock had a closing bid price below the $1.00 minimum closing bid as required for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(4). In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), we were provided a compliance period of 180 calendar days, or until June 17, 2008, to regain compliance with this requirement. We can regain compliance with the minimum closing bid price rule if the bid price of our common stock closes at $1.00 or higher for a minimum of ten consecutive business days during the initial 180-day compliance period, although Nasdaq may, in its discretion, require us to maintain a minimum closing bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that we have demonstrated the ability to maintain long-term compliance. If compliance is not achieved by June 17, 2008, we will be eligible for an additional 180-day compliance period, or until December 14, 2008, if we meet all other Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c) other than the minimum closing bid price requirement. If we are not eligible for an additional compliance period, or do not regain compliance during any additional compliance period, Nasdaq will provide written notice that our securities will be delisted from the Nasdaq Capital Market. At such time, we would be able to appeal the delisting determination to a Nasdaq Listing Qualifications Panel.
     In May 2003 and in July 2004, we received notification from Nasdaq of potential delisting as a result of our stock trading below $1.00 for more than thirty consecutive business days. While in each case our stock price recovered within the permitted grace periods and Nasdaq notified us that we were again in full compliance, we cannot provide any assurance that our stock price will again recover within the permitted grace period. The qualitative tests we must meet address various corporate governance matters, including Audit Committee and Board composition. If we do not maintain compliance with the Nasdaq requirements within specified periods and subject to permitted extensions, our common stock may be recommended for delisting (subject to any appeal we would file). If our common stock were delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting would also impair our ability to raise capital.
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
     We rely on third party manufacturers, Fraunhofer Institute for Interfacial Engineering and Biotechnology in Stuttgart, Germany, the Institute of Laboratory and Transfusion Medicine at the Heart Center in Bad Oeynhausen, Germany, and the Tissue and Cell Therapy Center at the Blood and Tissue Bank in Barcelona, Spain, to supply our TRC-based cell products for certain EU clinical activities. Reliance on third party manufacturers entails risks including regulatory compliance and quality assurance and the possible breach of the manufacturing agreement by the third party. We are subject to similar regulatory and compliance risks at our manufacturing site in Ann Arbor, Michigan. All sites could be subject to ongoing, periodic, unannounced inspection by regulatory agencies to ensure strict compliance with GMP regulations and other governmental regulations and corresponding foreign standards. Our present and future manufacturers might not be able to comply with these regulatory requirements. We do not have redundant cell manufacturing sites in the U.S. In the event our cell manufacturing facilities are damaged or destroyed or are subject to regulatory restrictions, our clinical trial programs and other business prospects would be adversely affected.

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
     Our ability to successfully commercialize our product candidates will depend on the extent to which government healthcare programs, such as Medicare and Medicaid, as well as private health insurers, health maintenance organizations and other third party payors will pay for our products and related treatments. Reimbursement by third party payors depends on a number of factors, including the payor’s determination that use of the product is safe and effective, not experimental or investigational, medically necessary, appropriate for the specific patient and cost-effective. Reimbursement in the U.S. or foreign countries may not be available or maintained for any of our product candidates. If we do not obtain approvals for adequate third party reimbursements, we may not be able to establish or maintain price levels sufficient to realize an appropriate return on our investment in product development. Any limits on reimbursement from third party payors may reduce the demand for, or negatively affect the price of, our products. For example, in the past, published studies suggested that stem cell transplantation for breast cancer, which constituted a significant portion of the overall stem cell therapy market at the time, may have limited clinical benefit. The lack of reimbursement for these procedures by insurance payors negatively affected the marketability of our products in this indication in the past.
Use of animal-derived materials could harm our product development and commercialization efforts.
     Some of the manufacturing materials and/or components we use in, and are critical to, implementation of our TRC technology involve the use of animal-derived products, including fetal bovine serum. Suppliers or regulatory changes may limit or restrict the availability of such materials for clinical and commercial use. We currently purchase all of our fetal bovine sera from protected herds in Australia and New Zealand. These sources are considered to be the safest and raise the least amount of concern from the global regulatory agencies. If, for example, the so-called “mad cow and disease” occurs in New Zealand or in Australia, it may lead to a restricted supply of the serum currently required for the TRC-based product manufacturing processes. Any restrictions on these materials would impose a potential competitive disadvantage for our products or prevent our ability to manufacture TRC-based cell products. Regulatory authorities in the EU are reviewing the safety issues related to the use of animal-derived materials, which we currently use in our production process. The FDA has issued draft regulations for controls over bovine materials. These proposed regulations do not appear to affect our ability to purchase the manufacturing materials we currently use. However, the FDA may issue final regulations that could affect our operations. We do not know what actions, if any, the authorities may take as to animal derived materials specific to medicinal products distributed in the EU. Our inability to develop or obtain alternative compounds would harm our product development and commercialization efforts. There are certain limitations in the supply of certain animal-derived materials, which may lead to delays in our ability to complete clinical trials or eventually to meet the anticipated market demand for our cell products.
Given our limited internal manufacturing, sales, marketing and distribution capabilities, we need to develop increased internal capability or collaborative relationships to manufacture, sell, market and distribute our products.
     We have only limited internal manufacturing, sales, marketing and distribution capabilities. As market needs develop, we intend to establish and operate commercial-scale manufacturing facilities, which will need to comply with all applicable regulatory requirements. We will also need to develop new configurations of our cell manufacturing system for these facilities to enable processes and cost efficiencies associated with large-scale manufacturing. Establishing these facilities will require significant capital and expertise. We may need to make such expenditures when there are significant uncertainties as to the market opportunity. Any delay in establishing, or difficulties in operating, these facilities will limit our ability to meet the anticipated market demand for our cell products. We intend to get assistance to market some of our future cell products through collaborative relationships with companies with established sales, marketing and distribution capabilities. Our inability to develop and maintain those relationships would limit our ability to market, sell and distribute our products. Our inability to enter into successful, long-term relationships could require us to develop alternate arrangements at a time when we need sales, marketing or distribution capabilities to meet existing demand. We may market one or more of our TRC-based products through our own sales force. Our inability to develop and retain a qualified sales force could limit our ability to market, sell and distribute our cell products.
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
     The market price of shares of our common stock has been volatile, ranging in closing price between $0.52 and $1.58 during the twelve month period ended December 31, 2007. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:
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

• replacement of manufacturing sources

• commercialization plans

• revenue expectations and operating results

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of December 31, 2007, our cash and cash equivalents included money market securities and short-term investments included short-term corporate debt securities (Standard & Poor’s Corporation: A1/A1+; Moody’s Investor Service, Inc.: P1) with original maturities of less than twelve months. Due to the short duration and credit quality of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007, to ensure that information related to the Company required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports; however, the Company’s disclosure controls are designed to provide reasonable assurance that they will achieve their objective of timely alerting the CEO and CFO to the information relating to the Company required to be disclosed in the Company’s periodic reports required to be filed with the SEC.
Changes in Internal Control over Financial Reporting
     During the quarter ended December 31, 2007, no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders of Aastrom Biosciences, Inc. was held on November 7, 2007.

(b)	At the 2007 Annual Meeting of Shareholders, votes were cast on matters submitted to the shareholders, as follows:
Proposal 1: Election of three Class I directors whose terms expire at the 2010 Annual Meeting of Shareholders.

NOMINEE	FOR	WITHHELD

George W. Dunbar	93,012,581	2,797,879
Susan L. Wyant	91,810,655	3,999,805
Robert L. Zerbe	92,757,368	3,053,092
In addition to the election of the above referenced directors, the following individuals continue as directors; Timothy M. Mayleben and Stephen G. Sudovar, as Class II directors, whose terms expire at the 2008 Annual Meeting of Shareholders; and Alan L. Rubino and Nelson M. Sims, as a Class III director, whose term expires at the 2009 Annual Meeting of Shareholders.

Proposal 2: Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending June 30, 2008.

FOR	AGAINST	ABSTAIN
93,011,582	1,743,883	1,054,993
Item 5. Other Information
     None.
Item 6. Exhibits
     See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AASTROM BIOSCIENCES, INC.
Date: February 8, 2008	/s/ George W. Dunbar, Jr.
George W. Dunbar, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2008	/s/ Gerald D. Brennan, Jr.
Gerald D. Brennan, Jr.
Vice President, Administrative & Financial Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002