Form 10-K/A
period 2007-06-30
AASTROM BIOSCIENCES INC
filed 2008-03-14
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer — ☐	Accelerated filer — ☑	Non-accelerated filer — ☐	Smaller reporting company — ☐
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.96
EXHIBIT 31.1
EXHIBIT 32.1

EXPLANATORY NOTE
     We are filing this amendment to our Annual Report on Form 10-K for the year ended June 30, 2007, originally filed with the Securities and Exchange Commission on September 13, 2007, solely for the purpose of filing a certain exhibit (Exhibit 10.96) that we inadvertently omitted from that filing and that is set forth below in Item 15.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) The following documents are filed as part of this Report:
3. Exhibits:
See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aastrom Biosciences, Inc.
By:	/s/ George W. Dunbar, Jr.
George W. Dunbar, Jr.
Chief Executive Officer and President (Principal Executive Officer)

EXHIBIT INDEX

Number	Notes

3.1	K	Restated Articles of Incorporation of Aastrom, as amended.

3.2	H	Bylaws, as amended.

10.1#	A	Form of Indemnification Agreement.

10.2#	A	Amended and Restated 1992 Incentive and Non-Qualified Stock Option Plan and forms of agreements thereunder.

10.3#	A	1996 Outside Directors Stock Option Plan and forms of agreements thereunder.

10.20#	A	Form of Employment Agreement.

10.21	A	License Agreement, dated July 17, 1992, between J.G. Cremonese and Aastrom and related addenda thereto dated July 14, 1992 and July 7, 1993.

10.26	A	License Agreement, dated March 13, 1992, between Aastrom and the University of Michigan and amendments thereto dated March 13, 1992, October 8, 1993 and June 21, 1995.

10.27#	A	Employee Proprietary Information and Invention Agreement, effective June 1, 1991, between Aastrom and R. Douglas Armstrong.

10.72#	B	Aastrom Biosciences 2001 Stock Option Plan.

10.76	C	Master Supply Agreement with Astro Instrumentation, LLC

10.77	E	Supply Agreement between Aastrom and Moll Industries, Inc., dated December 16, 2003.

10.78#	F	Employment Agreement with James Cour dated June 11, 2004.

10.80#	F	Employment Agreement with R. Douglas Armstrong dated August 27, 2004.

10.81#	F	Amended and Restated Employment Agreement with Brian Hampson dated August 27, 2004.

10.82#	F	2004 Equity Incentive Plan.

10.83#	G	Employment Agreement with Robert Bard dated March 1, 2005.

10.84#	H	Form of Option and Restricted Stock Award Agreements for Grants under 2004 Equity Incentive Plan

10.85	H	Employee Compensation Guidelines.

10.86#	H	Employment Agreement with Gerald D. Brennan, Jr. dated June 10, 2005.

10.87	H	Amendment dated December 5, 2002 to License Agreement with the University of Michigan.

10.88#	I	Revised Employment Agreement with R. Douglas Armstrong dated December 27, 2005.

10.89#	I	Revised Employment Agreement with James A. Cour dated January 12, 2006.

10.90#	J	Employment Agreement with George W. Dunbar, Jr. dated July 17, 2006.

10.91#	J	Consulting Agreement with R. Douglas Armstrong dated July 17, 2006.

10.92#	J	Separation Agreement with James A. Cour dated July 14, 2006.

10.93#	M	Summary of Changes to Employee Compensation Guidelines.

10.94#	L	2004 Equity Incentive Plan, as amended.

2

Number	Notes

10.95#	L	Forms of Grant Notice and Stock Option Agreement for Grants under

10.96		2004 Equity Incentive Plan, as amended. Standard Lease between Aastrom and Domino’s Farms Office Park, L.L.C. dated January 31, 2007.

21		Subsidiaries of Registrant.*

23.1		Consent of Independent Registered Public Accounting Firm.*

31.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
A	Incorporated by reference to Aastrom’s Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.

B	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2002.

C	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2003.

D	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

E	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2004.

F	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

G	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

H	Incorporated by reference to Aastrom’s Current Report on Form 8-K filed on September 12, 2007.

I	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

J	Incorporated by reference to Aastrom’s Current Report on Form 8-K filed on July 18, 2006.

K	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3

L	Incorporated by reference to Aastrom’s Current Report on Form 8-K filed on November 8, 2006.

M	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.

#	Management contract or compensatory plan or arrangement covering executive officers or directors of Aastrom.

*	Previously filed.

4