Form 10-K/A
period 2007-06-30
AASTROM BIOSCIENCES INC
filed 2008-03-17
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2

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

Aastrom Biosciences, Inc.
By:	/s/ George W. Dunbar, Jr.
George W. Dunbar, Jr.
Chief Executive Officer and President (Principal Executive Officer)

EXHIBIT INDEX

Number	Notes

3.1	K	Restated Articles of Incorporation of Aastrom, as amended.

3.2	H	Bylaws, as amended.

10.1#	A	Form of Indemnification Agreement.

10.2#	A	Amended and Restated 1992 Incentive and Non-Qualified Stock Option Plan and forms of agreements thereunder.

10.3#	A	1996 Outside Directors Stock Option Plan and forms of agreements thereunder.

10.20#	A	Form of Employment Agreement.

10.21	A	License Agreement, dated July 17, 1992, between J.G. Cremonese and Aastrom and related addenda thereto dated July 14, 1992 and July 7, 1993.

10.26	A	License Agreement, dated March 13, 1992, between Aastrom and the University of Michigan and amendments thereto dated March 13, 1992, October 8, 1993 and June 21, 1995.

10.27#	A	Employee Proprietary Information and Invention Agreement, effective June 1, 1991, between Aastrom and R. Douglas Armstrong.

10.72#	B	Aastrom Biosciences 2001 Stock Option Plan.

10.76	C	Master Supply Agreement with Astro Instrumentation, LLC

10.77	E	Supply Agreement between Aastrom and Moll Industries, Inc., dated December 16, 2003.

10.78#	F	Employment Agreement with James Cour dated June 11, 2004.

10.80#	F	Employment Agreement with R. Douglas Armstrong dated August 27, 2004.

10.81#	F	Amended and Restated Employment Agreement with Brian Hampson dated August 27, 2004.

10.82#	F	2004 Equity Incentive Plan.

10.83#	G	Employment Agreement with Robert Bard dated March 1, 2005.

10.84#	H	Form of Option and Restricted Stock Award Agreements for Grants under 2004 Equity Incentive Plan

10.85	H	Employee Compensation Guidelines.

10.86#	H	Employment Agreement with Gerald D. Brennan, Jr. dated June 10, 2005.

10.87	H	Amendment dated December 5, 2002 to License Agreement with the University of Michigan.

10.88#	I	Revised Employment Agreement with R. Douglas Armstrong dated December 27, 2005.

10.89#	I	Revised Employment Agreement with James A. Cour dated January 12, 2006.

10.90#	J	Employment Agreement with George W. Dunbar, Jr. dated July 17, 2006.

10.91#	J	Consulting Agreement with R. Douglas Armstrong dated July 17, 2006.

10.92#	J	Separation Agreement with James A. Cour dated July 14, 2006.

10.93#	M	Summary of Changes to Employee Compensation Guidelines.

10.94#	L	2004 Equity Incentive Plan, as amended.

2

Number	Notes

10.95#	L	Forms of Grant Notice and Stock Option Agreement for Grants under

10.96		Standard Lease between Aastrom and Domino’s Farms Office Park, L.L.C. dated January 31, 2007.

21		Subsidiaries of Registrant.*

23.1		Consent of Independent Registered Public Accounting Firm.*

31.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
A	Incorporated by reference to Aastrom’s Registration Statement on Form S-1 (No. 333-15415), declared effective on February 3, 1997.

B	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2002.

C	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2003.

D	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

E	Incorporated by reference to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2004.

F	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

G	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

H	Incorporated by reference to Aastrom’s Current Report on Form 8-K filed on September 12, 2007.

I	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

J	Incorporated by reference to Aastrom’s Current Report on Form 8-K filed on July 18, 2006.

K	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3

L	Incorporated by reference to Aastrom’s Current Report on Form 8-K filed on November 8, 2006.

M	Incorporated by reference to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.

#	Management contract or compensatory plan or arrangement covering executive officers or directors of Aastrom.

*	Previously filed.

4