Form 10-Q
period 2008-03-31
AASTROM BIOSCIENCES INC
filed 2008-05-12
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008,
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	132,881,973
(Class)	Outstanding at May 9, 2008

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q
March 31, 2008

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited

	a) Consolidated Condensed Balance Sheets as of June 30, 2007 and March 31, 2008	3

	b) Consolidated Condensed Statements of Operations for the three and nine months ended March 31, 2007 and 2008 and for the period from March 24, 1989 (Inception) to March 31, 2008	4

	c) Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 2007 and 2008 and for the period from March 24, 1989 (Inception) to March 31, 2008	5

	d) Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	38
Item 6.	Exhibits	38

SIGNATURES		39

EXHIBIT INDEX		40
EXHIBIT 10.98
EXHIBIT 31.1
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION
     Item 1. Financial Statements
AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	March 31,
	2007	2008
Assets

CURRENT ASSETS:

Cash and cash equivalents	$13,439	$26,713
Short-term investments	14,886	—
Receivables, net	78	63
Inventories	8	—
Other current assets	1,766	1,865

Total current assets	30,177	28,641

PROPERTY AND EQUIPMENT, NET	2,671	2,321

Total assets	$32,848	$30,962

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,823	$981
Accrued employee benefits	1,238	417
Current portion of long-term debt	439	438

Total current liabilities	3,500	1,836

LONG-TERM DEBT	1,097	898

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized - 250,000,000; shares issued and outstanding - 120,012,869 and 132,875,507, respectively	187,995	203,242
Deficit accumulated during the development stage	(159,744)	(175,014)

Total shareholders’ equity	28,251	28,228

Total liabilities and shareholders’ equity	$32,848	$30,962

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

					March 24, 1989
	Three months ended		Nine months ended		(Inception) to
	March 31,		March 31,		March 31,
	2007	2008	2007	2008	2008
REVENUES:
Product sales and rentals	$44	$103	$62	$139	$1,510
Research and development agreements		—	—	—	2,105
Grants	214	99	458	234	9,577

Total revenues	258	202	520	373	13,192

COSTS AND EXPENSES:
Cost of product sales and rentals	14	30	17	31	625
Cost of product sales and rentals — provision for obsolete and excess inventory		—	—	—	2,239
Research and development	3,096	4,032	7,963	11,800	133,370
Selling, general and administrative	2,070	1,429	6,786	4,768	62,040

Total costs and expenses	5,180	5,491	14,766	16,599	198,274

LOSS FROM OPERATIONS	(4,922)	(5,289)	(14,246)	(16,226)	(185,082)

OTHER INCOME (EXPENSE):
Other income	—	—	—	—	1,249
Interest income	439	266	1,481	1,017	10,115
Interest expense	—	(25)	—	(61)	(328)

Other income	439	241	1,481	956	11,036

NET LOSS	$(4,483)	$(5,048)	$(12,765)	$(15,270)	$(174,046)

COMPUTATION OF NET LOSS PER SHARE APPLICABLE TO COMMON SHARES:

NET LOSS	$(4,483)	$(5,048)	$(12,765)	$(15,270)

NET LOSS PER SHARE
(Basic and Diluted)	$(.04)	$(.04)	$(.11)	$(.12)

Weighted average number of shares outstanding (Basic and Diluted)	119,640	132,719	119,443	127,916

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			March 24, 1989
	Nine months ended		(Inception) to
	March 31,		March 31,
	2007	2008	2008
OPERATING ACTIVITIES:
Net loss	$(12,765)	$(15,270)	$(174,046)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	314	551	5,115
Loss on property held for resale	—	—	110
Amortization of discounts and premiums on investments	(443)	(362)	(1,655)
Stock compensation expense	2,148	1,635	7,059
Inventory write downs and reserves	—	—	2,239
Stock issued pursuant to license agreement	—	—	3,300
Provision for losses on accounts receivable	—	—	204
Changes in assets and liabilities:
Receivables	43	15	(312)
Inventories	(7)	8	(2,335)
Other current assets	50	(278)	(1,246)
Accounts payable and accrued expenses	(72)	(793)	924
Accrued employee benefits	(174)	(821)	417

Net cash used for operating activities	(10,906)	(15,315)	(160,226)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73)
Purchase of short-term investments	(29,593)	(24,752)	(206,090)
Maturities of short-term investments	59,000	40,000	207,745
Property and equipment purchases	(478)	(201)	(5,712)
Proceeds from sale of property held for resale	—	—	400

Net cash provided by (used for) investing activities	28,929	15,047	(3,730)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	51,647
Net proceeds from issuance of common stock	551	13,612	136,810
Repurchase of common stock	—	—	(49)
Payments received for stock purchase rights	—	—	3,500
Payments received under shareholder notes	—	—	31
Restricted cash used as compensating balance	—	179	(598)
Proceeds from long-term debt	—	—	751
Principal payments under debt obligations	—	(249)	(1,423)

Net cash provided by financing activities	551	13,542	190,669

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,574	13,274	26,713

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,034	13,439	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,608	$26,713	$26,713

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
          The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. The Company will need to raise additional funds or pursue strategic transactions in order to complete its product development programs, complete clinical trials needed to market its products, and commercialize these products. If the Company decides to pursue additional financing, it cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success include: the rate and degree of progress of its product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the U.S., EU and other countries, the liquidity and market volatility of the Company’s equity securities, the overall economic environment, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors. If the Company cannot raise such funds, it may not be able to develop, enhance or commercialize products, take advantage of future opportunities, including possible acquisition or development of complementary business activities, or respond to competitive pressures or unanticipated requirements, which would likely have a material adverse impact on the Company’s business, financial condition and results of operations. The Company does not expect to generate positive cash flows from its consolidated operations for at least the next several years and then only if significant TRC (Tissue Repair Cell)-based cell product sales commence.
     2. Basis of Presentation
          The consolidated condensed financial statements included herein have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year or for any other period.
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
     3. Share-Based Compensation
     Service-Based Options
          In December 2007, the SEC issued Staff Accounting Bulletin No. 110, (SAB 110). SAB 110 states that the SEC will continue to accept, under certain circumstances, when a company elects to use the “simplified” method after December 31, 2007 for determining the expected term for “plain vanilla” share option grants in accordance with SFAS 123(R) Share-Based Payment. SAB 110 updates guidance provided in SAB 107 Share-Based Payment, that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. The Company has implemented SAB 110 and is continuing to use the “simplified” method for estimating the expected term of its “plain-vanilla” stock options as the Company has concluded that its historical stock option exercise experience is likely not indicative of future exercise patterns.
          There were minimal grants of service-based stock options in the quarter ended March 31, 2008. During the nine months ended March 31, 2008, the Company granted 2,690,900 service-based options to purchase common stock. These were granted with exercise prices equal to the fair value of the Company’s stock at the grant date, vest over four years (other than non-employee director options which vest over one year) and have lives of 10 years. The weighted average grant-date fair value of service-based options granted under the Company’s Option Plans during the nine months ended March 31, 2007 and 2008 was $1.82 and $0.66, respectively.
          The net compensation costs recorded for the service-based stock options related to employees and directors were approximately $487,000 and $1,541,000 for the three and nine months ended March 31, 2008, respectively, compared to $663,000 and $1,974,000 for the same periods in fiscal year 2007.

          The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the assumptions noted in the following table.

	Nine Months Ended
	March 31,
	2007	2008
Stock Option Plans:
Expected dividend rate	0%	0%
Expected stock price volatility	67%	61%
Risk free interest rate	4.9%	4.2%
Estimated forfeiture rate	10%	10%
Expected life (years)	6.6	6.6
          The following table summarizes the activity for service-based stock options for the indicated periods:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding at June 30, 2007	8,357,536	$1.46
Granted	2,690,900	$1.05
Exercised	(18,518)	$0.38		$3,000

Forfeited or expired	(1,939,776)	$1.64

Outstanding at March 31, 2008	9,090,142	$1.30	8.2	$3,000

Exercisable at March 31, 2008	3,532,707	$1.46	7.1	$3,000

          As of March 31, 2008 there was approximately $1,713,000 of total unrecognized compensation cost related to non-vested service-based stock options granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years.
     Performance-Based Stock Options
          There were no grants of performance-based stock options during the quarter ended March 31, 2008. During the nine months ended March 31, 2008, the Board of Directors granted 69,400 performance-based stock options to a key employee in three equal tranches of 23,133 options. The weighted average grant-date fair value of performance-based options granted under the Company’s Option Plans during the nine months ended March 31, 2008 was $0.67. These performance options have a 10 year life and an exercise price that exceeded the fair value of the Company’s common stock at the grant date. Vesting of these performance options is dependent on (i) the passage of time subsequent to the grant date and (ii) meeting certain performance conditions, which relate to the Company’s progress in its clinical trial programs, which were established by the Board of Directors. The Board of Directors will determine if the performance conditions have been met. Stock-based compensation expense for these options will be recorded when the Company believes that the vesting of these options is probable based on the progress of its clinical trial programs and other relevant factors.

          During the quarter ended March 31, 2008, the first tranche of performance-based options expired unvested. No compensation expense had been recognized with respect to these options. As of March 31, 2008, there were 1,579,867 performance-based options outstanding. The two remaining tranches of performance-based options vest upon the satisfaction of performance conditions, all of which are based on progress toward clinical trial or product successes within a certain timeframe.
          For the nine months ended March 31, 2008, management reviewed the progress toward the performance conditions necessary for these options to vest and concluded that it was not yet probable that the performance conditions of any of the tranches of options would be met and, accordingly, no compensation expense has been recorded.
          The following table summarizes the activity for performance-based stock options for the indicated period:

		Weighted
		Average	Weighted Average
		Exercise	Remaining	Aggregate
Options	Shares	Price	Contractual Term	Intrinsic Value
Outstanding at June 30, 2007	2,480,400	$1.50
Granted	69,400	$1.53
Exercised	—	—
Forfeited or expired	(969,933)	$1.53

Outstanding at March 31, 2008	1,579,867	$1.50	8.6	$0

          The aggregate estimated fair value of these awards that were outstanding as of March 31, 2008 is approximately $1,577,000.
     Restricted Stock Awards
          Restricted stock awards generally vest over a four year period and entitle the recipient to receive common stock upon vesting. The compensation costs charged as operating expenses for restricted stock were approximately $41,000 and $94,000 for the three and nine months ended March 31, 2008, respectively, compared to $41,000 and $172,000 for the same periods in fiscal year 2007.
          A summary of the Company’s restricted stock activity for the nine months ended March 31, 2008 is presented below:

		Weighted Average
		Grant Date Fair
Non-vested Restricted Shares	Shares	Value
Non-vested at June 30, 2007	220,063	$2.19
Granted	64,300	$0.70
Vested	(90,280)	$1.94
Forfeited	(47,883)	$2.39

Non-vested at March 31, 2008	146,200	$1.62

          As of March 31, 2008 there was approximately $50,000 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.
     4. Shareholders’ Equity
          During the nine months ended March 31, 2008, the Company issued 279,681 shares of common stock as part of the employee stock option plans and the Direct Stock Purchase Plan and 808,824 shares of common stock in connection with the exercise of certain warrants previously issued to investors, for cash proceeds of $1,179,000. The Company also issued through a registered direct offering 11,842,105 shares of common stock and warrants to purchase up to 5,921,053 shares of common stock to certain institutional investors at a price of $1.14 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock at an exercise price of $1.5875 per share of common stock. The net cash proceeds, after deducting the placement agent’s fee and other offering expenses, were approximately $12,432,000. The estimated proportional fair market value that was applied to the warrants at the date of issuance was $2,067,000. This value was calculated using the Black-Scholes option-pricing model and this fair value was proportionally allocated between the warrants and the shares of common stock.
     5. Net Loss Per Common Share
          Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares, consisting of options, warrants for the purchase of common stock and nonvested restricted shares of common stock, are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the three and nine months ended March 31, 2007 and 2008 is approximately 16,376,000 and 20,976,000, respectively.
     6. Recent Accounting Pronouncements
          In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (SFAS No. 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will apply the guidance of FAS 141(R) to business combinations consummated by the Company after June 30, 2009.

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
          We are a regenerative medicine company (a medical area that focuses on developing therapies that regenerate damaged or diseased tissues or organs) focused on the clinical development of autologous cell products (cells collected from a patient and returned to that same patient) for the repair or regeneration of multiple human tissues, based on our proprietary Tissue Repair Cell (TRC) technology. Our preclinical and clinical product development programs utilize patient-derived bone marrow stem and early progenitor cell populations, and are being investigated for their ability to aid in the regeneration of tissues such as vascular, bone, cardiac and neural. TRC-based products have been used in over 250 patients, and are currently in the following stages of development:
     • Vascular regeneration — Vascular Repair Cells (VRCs):
          o            Critical limb ischemia:
▪	U.S.: RESTORE-CLI Phase IIb clinical trial enrolling patients

▪	Germany: Phase I/II clinical trial following patients; positive interim data reported in October 2007
     • Bone regeneration — Bone Repair Cells (BRCs):
          o            Osteonecrosis of the femoral head:
▪	U.S.: ON-CORE Phase III clinical trial enrolling patients; Orphan Drug Designation from the FDA for use in the treatment of osteonecrosis of the femoral head

▪	Spain: Pivotal clinical trial enrolling patients

▪	Germany: Positive interim data reported in October 2007 from compassionate use treatment cases
          o            Non-union fractures:
▪	U.S.: Positive 12 month results from Phase I/II clinical trial reported by investigator in October 2007
     • Cardiac regeneration — Cardiac Repair Cells (CRCs):
          o            Dilated cardiomyopathy (severe chronic disease of the heart):
▪	Germany: Encouraging interim data reported in April 2008 from compassionate use treatment cases; clinical activity is ongoing

▪	U.S.: Clinical trial program under development

▪	Orphan Drug Designation from the FDA for use in the treatment of dilated cardiomyopathy
     • Neural regeneration — Neural Repair Cells (NRCs):
          o            Spinal cord injury:
▪	Preclinical research underway; clinical program under development

          Our platform TRC technology is based on:
•	Autologous cell products which are a unique cell mixture containing large numbers of stem and early progenitor cells produced outside of the body from a small amount of bone marrow taken from the patient, and

•	The means to produce these products in an automated process.
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
          Our current focus is on utilizing our TRC technology to produce autologous cell-based products for use in regenerative medicine. At such time, as we satisfy applicable regulatory approval requirements, we expect the sales of our TRC-based products to constitute nearly all of our product sales revenues.
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
          We are exploring the possibility of entering into complementary regenerative medicine business activities, whether through acquisition or otherwise.
          We expect that we will need to raise additional funds or pursue strategic transactions or other strategic alternatives in order to complete our product development programs, complete clinical trials needed to market our products, and commercialize our products. To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue obtaining required capital in a similar manner. As a development stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. With respect to our current activities, this is not likely to occur until we obtain significant additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through March 31,2008, we have accumulated a net loss of approximately $174 million. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.
Clinical Development
          Currently, our active clinical development programs are focused on the utilization of our TRC technology in cardiac regeneration, as well as vascular and bone regeneration, and we anticipate beginning clinical activities in the neural regeneration therapeutic area during 2008.
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
Clinical Trials Summary
          Vascular Tissue Regeneration
          Critical Limb Ischemia:
          Based on our laboratory observations that TRC-based products have the ability to form small blood vessels and the results of third party trials involving the use of bone marrow cells for peripheral vascular disease, we are conducting trials to evaluate the safety and efficacy of Vascular Repair Cells (VRCs) based on TRC technology in the treatment of diabetics with open foot wounds and critical limb ischemia (CLI).

          In April 2007, we opened patient enrollment in our RESTORE-CLI trial, a U.S. Phase IIb prospective, controlled, randomized, double-blind, multi-center clinical trial to treat patients suffering from critical limb ischemia, the end stage of peripheral arterial disease. This study is allowed to enroll up to 150 patients at up to 30 sites, randomized into two patient groups, to evaluate the safety and efficacy of VRCs in the treatment of critical limb ischemia. Currently, 15 clinical sites have been initiated, and our website will be updated as sites are open for patient enrollment. Patients will be followed for a period of twelve months post-treatment. Twelve months after the 30th patient treatment, we will be able to unblind and analyze the clinical data. In addition to assessing the safety of the VRCs, secondary objectives include assessing major amputation rates, wound healing and blood flow in the affected limbs, patient quality of life, pain scores and analgesic use. Patient enrollment began in June 2007, when the first patient was randomized and treated.
          In October 2007, positive interim results from the first 13 patients treated in a multi-arm Phase I/II single-center clinical trial to evaluate the safety of VRCs and normal bone marrow cells in the treatment of chronic diabetic foot wounds associated with CLI were reported by an investigator from the Heart & Diabetes Center located in Bad Oeynhausen, Germany at the 2nd Congress of the German Society for Stem Cell Research in Würzburg, Germany. Results reflect treatment experience from: four diabetic patients with ischemia-related chronic tissue ulcers who were treated with our VRCs; seven patients who were treated with normal bone marrow cells; and two standard of care patients who received no cells. All patients received standard wound care as described by the American Diabetes Association. Twelve months post-treatment, all patients in the interim analysis who were treated with VRCs reported no major amputations, no cell-related adverse events, and healing of all open wounds. Of the seven patients treated with normal bone marrow cells, five reported results similar to the VRC-treated patients 12 months post-treatment, one reported similar results to the VRC-treated patients 18 months post-treatment, and one patient received a major amputation. For the two standard of care patients who only received wound care (no cells), one patient received a major amputation and one patient experienced no improvement in wound healing after 12 months. Patient follow-up is ongoing.
          Bone Regeneration
          Osteonecrosis of the Femoral Head:
          In October 2007, early clinical results from four compassionate use patients were presented by an investigator from the Orthopaedic Institute, König-Ludwig-Haus, University of Würzburg, Germany, involving the first use of our BRCs to treat patients suffering from osteonecrosis of the femoral head. Osteonecrosis of the femoral head involves the death of cells in the bone and marrow within the femur head and in many cases leads to total hip replacement. After 6 months of follow-up all patients tolerated the procedure well, three patients reported a reduction in hip pain, there were no signs of disease progression for any of the four patients (as determined by MRI and X-ray) and all were back to work within 6 months after treatment. In addition, no cell-related adverse events were reported and none of these patients have required hip replacement surgery.

          In May 2007, the FDA approved our Investigational New Drug (IND) application which allowed us to proceed with our ON-CORE trial, a U.S. Phase III clinical trial, to use our Bone Repair Cells (BRCs) based on our TRC technology in the treatment of osteonecrosis (also known as avascular necrosis) of the femoral head. Currently, five clinical sites have been initiated, and our website will be updated as sites are open for patient enrollment. This trial may enroll up to 120 patients, randomized into two patient groups, at up to 20 clinical sites. The primary efficacy variable of this trial is to delay disease progression to a more severe stage in patients treated with BRCs as assessed during the 24 months post-treatment follow-up period. Disease progression will be measured by third party review of X-ray and MRI results, conducted by a individual naïve to whether the patient was in the control or treatment group. We intend this to be a pivotal trial with the goal of demonstrating clinical safety and efficacy for the submission of a Biologics License Application (BLA). We may have to provide or generate further patient data to support a U.S. BLA submission. In March 2006, we received an Orphan Drug Designation from the FDA to use our BRCs in the treatment of osteonecrosis of the femoral head.
          In January 2007, we opened patient enrollment and treatment in a pivotal clinical trial in Spain utilizing BRCs for the treatment of osteonecrosis of the femoral head. The trial protocol was approved by the Spanish Drug Agency (AEMPS) and Centro Medico Teknon’s (Teknon) Ethics Committee for our Investigational Medicinal Product Dossier (IMPD), and is being conducted at Teknon located in Barcelona, Spain. Patient recruitment is ongoing for the initial ten patients.
          Other Bone:
          In October 2007, positive 12 month results from our U.S. Phase I/II clinical trial for the treatment of severe long bone non-union fractures were reported at the Orthopedic Trauma Association Annual Meeting in Boston, MA by the lead clinical investigator. In the study, patients with non-union tibia, humerus or femur fractures that had failed to heal after one or more medical procedures (average 1.75) showed an overall healing rate of 91% after one year. Overall, 34 patients completed the six month post-treatment follow-up and 33 completed the 12 month follow-up. The 33 patients followed for 12 months showed an overall healing rate of 91%, as determined by bone bridging observed with radiographic imaging or computed tomography. Results showed healing in 91% (21 of 23) of tibia fractures, 100% (3 of 3) of humerus fractures, and 86% (6 of 7) of femur fractures. In addition to the 91% healing rate observed after 12 months, results at six months showed that early bone bridging successfully occurred in 85% (29 of 34) of patients and that signs of early healing (callus formation) were present in 97% (33 of 34) of patients. Three patients failed to complete the required follow-up visits. Though final data could not be collected from these three patients, two showed healing by 18 weeks. No cell-related adverse events were reported. The following centers participated in the multi-center, prospective, open-label clinical trial: Lutheran General Hospital, Park Ridge, IL; the University of Michigan Health System, Ann Arbor, MI; William Beaumont Hospital, Royal Oak, MI; and Lutheran Medical Center, Brooklyn, NY.
          An initial five patient bone regeneration study was conducted at three centers in Spain under Ethical Committee approvals and positive results were disclosed in May 2005. Following this trial, a ten patient Phase II non-union fracture trial was initiated. The Phase II study has completed enrollment and BRC treatment of all ten patients, and we are continuing the specified 24 months follow-up of these patients.

          A Phase I/II spine fusion clinical trial is currently open at William Beaumont Hospital, Royal Oak, MI. Patients are no longer being enrolled but we are continuing regular patient follow-up for treated patients.
          In addition to the long bone and spine fusion studies a 5 patient study for jaw bone regeneration was completed in Barcelona, Spain and no cell-related adverse events were reported over a 24 month follow-up period.
          Cardiac Regeneration
          In April 2008, we reported encouraging data from the first two compassionate use patients treated with our autologous stem cell therapy for dilated cardiomyopathy (DCM), a type of severe chronic heart failure. An investigator at the Dusseldorf University Hospital in Dusseldorf, Germany performed the first human application of our Cardiac Repair Cell (CRC) product through direct injection into the heart muscle during open heart surgery in two patients late in 2007. While these two patients will continue to be followed, clinical activity is ongoing and additional compassionate use patients are being evaluated for this treatment. These patient treatments will provide clinical experience that will assist us in the development of the clinical protocols we are preparing for a U.S. IND and an EU IMPD submission targeting DCM.
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
          Performance-Based Stock Options - See the footnotes in our financial statement as well as our Critical Accounting Policies discussion in our 2007 Annual Report on Form 10-K for information with respect to key terms and provisions of our performance-stock options.
          During the nine months ended March 31, 2008, management reviewed the progress toward the performance conditions necessary for these options to vest and concluded that it was not yet probable that the performance conditions of any of the tranches of options would be met and, accordingly, no compensation has been recorded. The first tranche of performance-based options expired unvested on March 31, 2008.
          Due to the complexity of measuring the performance conditions, the Compensation Committee of the Board of Directors is considering offering employees with performance-based stock options the opportunity to convert them to a reduced number of service-based stock options.
Results of Operations
          Total revenues, consisting of product sales and grant funding, for the quarter and nine months ended March 31, 2008 were $202,000 and $373,000, respectively, compared to $258,000 and $520,000 for the same periods in fiscal year 2007.

          Product sales for the quarter and nine months ended March 31, 2008, consisting of limited sales of therapy kits for research by others and limited revenue related to cell-based products, increased to $103,000 and $139,000, respectively, compared to product sales of $44,000 and $62,000 for the same periods in fiscal year 2007. Grant revenues decreased to $99,000 and $234,000 for the quarter and nine months ended March 31, 2008 compared to $214,000 and $458,000 for the same periods in fiscal year 2007. Grant revenues may vary in any period based on timing of grant awards, grant-funded activities, level of grant funding and number of grant awards received. Grant revenues are recorded on a cost-reimbursement basis and accounted for 63% of total revenues for the nine months ended March 31, 2008 and 88% of total revenues for the same period in fiscal year 2007. We continue to pursue grant-funded programs that are aligned with our research and development efforts.
          Total costs and expenses increased to $5,491,000 for the quarter ended March 31, 2008, compared to $5,180,000 for the quarter ended March 31, 2007.
          Research and development expenses increased to $4,032,000 for the quarter ended March 31, 2008 from $3,096,000 for the quarter ended March 31, 2007. This increase reflects continued expansion of our research and development and manufacturing activities to support regulatory submissions and on-going and planned tissue regeneration clinical trials in the U.S. and EU that include: additional headcount and increases in contract services from fees associated with pre-clinical activities and Clinical Research Organizations. Research and development expenses also included a non-cash charge relating to stock-based compensation expense of $204,000 for the quarter ended March 31, 2008 compared to $202,000 for the quarter ended March 31, 2007.
          Selling, general and administrative costs decreased to $1,429,000 for the quarter ended March 31, 2008 from $2,070,000 for the quarter ended March 31, 2007. The decrease is primarily due to the reversal of the costs associated with the management performance bonus plan during this quarter. Currently we do not expect to pay cash bonuses for this fiscal year. Selling, general and administrative costs for the quarter ended March 31, 2008, included a non-cash charge relating to stock-based compensation expense of $324,000 compared to $501,000 for the quarter ended March 31, 2007.
          Total costs and expenses increased to $16,599,000 for the nine months ended March 31, 2008, compared to $14,766,000 for the nine months ended March 31, 2007.
          Research and development expenses increased for the nine months ended March 31, 2008 to $11,800,000 from $7,963,000 for the nine months ended March 31, 2007, reflecting continued expansion of our research and development programs to support regulatory and clinical trial activities in the U.S. and EU. Research and development expenses also included a non-cash charge relating to stock-based compensation expense of $641,000 for the nine months ended March 31, 2008 compared to $492,000 for the nine months ended March 31, 2007.
          Selling, general and administrative costs decreased for the nine months ended March 31, 2008 to $4,768,000 from $6,786,000 for the nine months ended March 31, 2007. This decrease is primarily due to an adjustment that reduced supplemental compensation relating to fiscal year 2007 management performance bonuses that were paid in December 2007 and the reversal of the costs associated with the management performance bonus plan for fiscal year 2008. Selling, general and administrative expenses for the nine months ended March 31, 2008, included a non-cash charge relating to share-based compensation expense of $994,000 compared to $1,656,000 for the nine months ended March 31, 2007.
          Interest income was $266,000 and $1,017,000 for the quarter and nine months ended March 31, 2008, respectively, compared to $439,000 and $1,481,000 for the same periods in fiscal year 2007. The fluctuations in interest income are due primarily to corresponding changes in the level of cash, cash equivalents and short-term investments during the periods.
          Interest expense was $25,000 and $61,000, respectively, for the quarter and nine months ended March 31, 2008 related to the secured loan with Key Equipment Finance Inc.
          Our net loss was $5,048,000 or $.04 per common share for the quarter ended March 31, 2008 compared to $4,483,000, or $.04 per common share for the quarter ended March 31, 2007. For the nine months ended March 31, 2008, our net loss increased to $15,270,000, or $.12 per common share compared to a net loss of $12,765,000, or $.11 per common share for the nine months ended March 31, 2007. The change in net loss per share for the nine month periods is primarily the result of increased costs and expenses offset on a per share basis by an increase in the weighted average number of common shares outstanding.
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
          The following table summarizes our research and development expenses for the quarter and nine months ended March 31, 2007 and March 31, 2008:

	Quarter Ended March 31,		Nine Months Ended March 31,
R&D Project	2007	2008	2007	2008
TRC-based
Products	$2,796,000	$3,774,000	$7,175,000	$11,016,000
Other	300,000	258,000	788,000	784,000

Total	$3,096,000	$4,032,000	$7,963,000	$11,800,000

          Because of the uncertainties of clinical trials and the evolving regulatory requirements applicable to TRC-based products, estimating the completion dates or cost to complete our major research and development program would be highly speculative and subjective. The risks and uncertainties associated with developing our products, including significant and changing governmental regulation and the uncertainty of future clinical study results, are discussed in greater detail in the “Any changes in the governmental regulatory classifications of our products could prevent, limit or delay our ability to market and develop our products,” “Our inability to complete our product development activities successfully would severely limit our ability to operate or finance operations,” and “We must successfully complete our clinical trials to be able to market certain of our products,” sections under the heading “Risk Factors” of this report. The potentially lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, will require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain when any net cash inflow from products validated under our major research and development projects will commence, if ever.
Liquidity and Capital Resources
          We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through March 31, 2008, have totaled approximately $203 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.
          Our combined cash, cash equivalents and short-term investments totaled $26,713,000 at March 31, 2008, a decrease of $1,612,000 from June 30, 2007. During the nine months ended March 31, 2008, the primary source of cash, cash equivalents and short-term investments was from equity transactions from a registered direct placement of common stock to a select group of investors, from the employee stock option plans and Direct Stock Purchase Plan and the exercise of certain warrants previously issued to investors, with net proceeds of $13,612,000. The primary uses of cash, cash equivalents and short-term investments during the nine months ended March 31, 2008 included $15,315,000 to finance our operations and working capital requirements, and $201,000 in capital additions for leasehold improvements and equipment.
          We expect our monthly cash utilization to average approximately $1.8 million for the remainder of fiscal year 2008. If we continue to utilitize cash at $1.8 million per month, our available cash would support operations for approximately 15 months. The global economy and capital markets have been challenging for the small cap biotech sector for the past 6 to 10 months. This situation makes the timing and potential for future equity financings uncertain. As a result, we are taking action intended to reduce our average cash utilization to approximately $1.2 million per month for fiscal year ended June 30, 2009, through a combination of development and clinical program reprioritizations and adjustments focusing on our cardiac regeneration program, along with reductions in overhead and staff of approximately 20 to 25 employees.
          Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, costs of possible acquisition or development of complementary business activities and the cost of product commercialization. We do not expect to generate a positive cash flow from operations for at least the next several years due to the expected spending for and timing of research and development programs and the cost of commercializing our product candidates. We intend to seek additional funding through public or private debt or equity financing transactions, research and development agreements or grants and distribution and marketing agreements. Successful future operations are subject to several technical and risk factors, including our continued ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for our products.
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
          In an attempt to regain compliance with the $1.00 minimum closing bid price deficiency, we brought a proposal to our shareholders to authorize the Board of Directors to amend our Restated Articles of Incorporation to execute a reverse split of our issued and outstanding common stock if they determine it is in the best interests of Aastrom and its shareholders in March 2008. On April 8, 2008 our Special Meeting of Shareholders was adjourned because the Board determined it was essential to provide additional time to continue to obtain greater shareholder turnout and achieve the necessary two-thirds vote required by our charter for this proposal. The meeting reconvened on May 6, 2008, and the proposal was withdrawn by the Board of Directors. Even though more than seventy-five percent (75%) of the shares that were actually voted were cast in favor of the reverse stock split proposal, it did not receive approval of two-thirds (or 66-2/3%) of all outstanding shares that were required by our charter for this proposal. Due to the high number of outstanding shares that were not voted at all, the two-thirds requirement was not obtained. As a result, our management and Board of Directors will continue to evaluate options to preserve our current Nasdaq Capital Market listing and to fund our regenerative medicine clinical programs
          If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse affect on our business. See “Risk Factors” and “Notes to Consolidated Financial Statements” in our 2007 Annual Report on Form 10-K and “Notes to Consolidated Financial Statements” and “Risk Factors” included herein.
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
          We were incorporated in 1989 and have experienced substantial operating losses since inception. As of March 31, 2008, we have incurred a cumulative net loss totaling approximately $174 million and we have continued to incur losses since that date. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and our cell manufacturing system, general and administrative expenses, and the prosecution of patent applications. We expect to continue to incur significant operating losses over the next several years and at least until, and probably after, product sales increase, primarily owing to our research and development programs, including preclinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components, acquisition and development of complementary activities and raising sufficient cash to fund our operating activities. In addition, we may not ever be able to achieve or sustain profitability.
          The global economy and capital markets have been challenging for the small cap biotech sector for the past 6 to 10 months. This situation makes the timing and potential for future equity financings uncertain. As a result, we are taking action intended to reduce our average cash utilization to approximately $1.2 million per month for fiscal year ended June 30, 2009, through a combination of development and clinical program reprioritizations and adjustments focusing on our cardiac regeneration program, along with reductions in overhead and staff of approximately 20 to 25 employees.
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
          The market price of shares of our common stock has been volatile, ranging in closing price between $0.38 and $1.58 during the twelve month period ended March 31, 2008. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:
•	clinical trial results

•	the amount of our cash resources and our ability to obtain additional funding

•	announcements of research activities, business developments, technological innovations or new products by us or our competitors

•	entering into or terminating strategic relationships

•	changes in government regulation

•	disputes concerning patents or proprietary rights

•	changes in our revenues or expense levels

•	public concern regarding the safety, efficacy or other aspects of the products or methodologies we are developing

•	news or reports from other stem cell, cell therapy or regenerative medicine companies

•	reports by securities analysts

•	status of the investment markets

•	concerns related to management transitions

•	delisting from the Nasdaq Capital Market
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          As of March 31, 2008, our cash and cash equivalents included money market securities. Due to the short duration and credit quality of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.
          Our sales to customers in foreign countries are denominated in Euros. Our vendors, employees and clinical sites in countries outside the U.S. are typically paid in Euros. However, such expenditures have not been significant to date. Accordingly, we are not directly exposed to significant market risks from currency exchange rate fluctuations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
          As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), who currently is the same individual, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO/CFO has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008, to ensure that information related to the Company required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO/CFO, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports; however, the Company’s disclosure controls are designed to provide reasonable assurance that they will achieve their objective of timely alerting the CEO/CFO to the information relating to the Company required to be disclosed in the Company’s periodic reports required to be filed with the SEC.
Changes in Internal Control over Financial Reporting
          During the quarter ended March 31, 2008, no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

          On February 11, 2008, Gerald D. Brennan, Jr., submitted his resignation from all officer responsibilities at the Company, including those in his capacity as Chief Financial Officer. Mr. Brennan’s resignation did not have a material effect on the Company’s internal controls over financial reporting for the quarter ended March 31, 2008 as Mr. Brennan continues to be an employee of the Company through July 15, 2008 and, as a part of that arrangement, continues to largely perform the same internal control activities as he did as an officer of Aastrom. We are in the process of evaluating the longer-term impact to our internal controls over financial reporting from Mr. Brennan’s resignation and expect to modify our internal controls accordingly prior to Mr. Brennan ceasing to be employed by Aastrom on July 15, 2008.

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

AASTROM BIOSCIENCES, INC.
Date: May 12, 2008	/s/ George W. Dunbar, Jr.
George W. Dunbar, Jr.
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.98	Nonemployee Director Compensation Guidelines

10.99*	Amendment to Employment Agreement, dated March 10, 2008, between Aastrom Biosciences, Inc. and Gerald D. Brennan, Jr.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 10, 2008.