Form 10-Q
period 2008-09-30
AASTROM BIOSCIENCES INC
filed 2008-11-07
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008,
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	134,961,043
(Class)	Outstanding at November 6, 2008

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q
September 30, 2008

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — Unaudited

a) Consolidated Condensed Balance Sheets as of June 30, 2008 and September 30, 2008	3

b) Consolidated Condensed Statements of Operations for the three months ended September 30, 2007 and 2008 and for the period from March 24, 1989 (Inception) to September 30, 2008	4

c) Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 2007 and 2008 and for the period from March 24, 1989 (Inception) to September 30, 2008	5

d) Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	34

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Submission of Matters to a Vote of Security Holders	36
Item 5. Other Information	36
Item 6. Exhibits	36

SIGNATURES	37

EXHIBIT INDEX	38

GLOSSARY	39
EX-31.1
EX-32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	September 30,
	2008	2008
Assets

CURRENT ASSETS:

Cash and cash equivalents	$16,492	$18,700
Short-term investments	5,970	—
Receivables, net	18	66
Other current assets	1,583	1,581

Total current assets	24,063	20,347

PROPERTY AND EQUIPMENT, NET	2,154	1,983

Total assets	$26,217	$22,330

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$907	$950
Accrued employee benefits	747	470
Current portion of long-term debt	446	454

Total current liabilities	2,100	1,874

LONG-TERM DEBT	783	667

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized – 250,000,000; shares issued and outstanding – 132,858,736 and 132,866,920, respectively	203,211	203,579
Deficit accumulated during the development stage	(179,877)	(183,790)

Total shareholders’ equity	23,334	19,789

Total liabilities and shareholders’ equity	$26,217	$22,330

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

			March 24, 1989
	Quarter ended		(Inception) to
	September 30,		September 30,
	2007	2008	2008
REVENUES:
Product sales and rentals	$12	$27	$1,606
Research and development agreements	—	—	2,105
Grants	75	—	9,657

Total revenues	87	27	13,368

COSTS AND EXPENSES:
Cost of product sales and rentals	—	4	654
Cost of product sales and rentals – provision for obsolete and excess inventory	—	—	2,239
Research and development	3,873	2,726	139,545
Selling, general and administrative	1,614	1,316	65,024

Total costs and expenses	5,487	4,046	207,462

LOSS FROM OPERATIONS	(5,400)	(4,019)	(194,094)

OTHER INCOME (EXPENSE):
Other income	—	—	1,249
Interest income	365	127	10,395
Interest expense	(15)	(21)	(372)

Total other income, net	350	106	11,272

NET LOSS	$(5,050)	$(3,913)	$(182,822)

COMPUTATION OF NET LOSS PER SHARE APPLICABLE TO COMMON SHARES:

NET LOSS	$(5,050)	$(3,913)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(.04)	$(.03)

Weighted average number of common shares outstanding (Basic and Diluted)	120,607	132,796

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			March 24, 1989
	Quarter ended		(Inception) to
	September 30,		September 30,
	2007	2008	2008
OPERATING ACTIVITIES:
Net loss	$(5,050)	$(3,913)	$(182,822)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	186	175	5,471
Loss on property held for resale	—	—	110
Amortization of discounts and premiums on investments	(114)	(30)	(1,704)
Stock compensation expense	550	363	7,390
Inventory write downs and reserves	—	—	2,239
Stock issued pursuant to license agreement	—	—	3,300
Provision for losses on accounts receivable	—	—	204
Changes in assets and liabilities:
Receivables	7	(48)	(315)
Inventories	—	—	(2,335)
Other current assets	(658)	(61)	(1,087)
Accounts payable and accrued expenses	—	43	893
Accrued employee benefits	(47)	(277)	470

Net cash used for operating activities	(5,126)	(3,748)	(168,186)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73)
Purchase of short-term investments	—	—	(212,041)
Maturities of short-term investments	15,000	6,000	213,745
Property and equipment purchases	(121)	(4)	(5,730)
Proceeds from sale of property held for resale	—	—	400

Net cash provided by (used for) investing activities	14,879	5,996	(3,699)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	51,647
Net proceeds from issuance of common stock	1,107	5	136,816
Repurchase of common stock	—	—	(49)
Payments received for stock purchase rights	—	—	3,500
Payments received under shareholder notes	—	—	31
Restricted cash used as compensating balance	58	63	(473)
Proceeds from long-term debt	—	—	751
Principal payments under long-term obligations	(57)	(108)	(1,638)

Net cash provided by (used for) financing activities	1,108	(40)	190,585

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,861	2,208	18,700

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,439	16,492	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,300	$18,700	$18,700

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$15	$21	$372
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
          The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. While management believes available cash, cash equivalents and short-term investments are adequate to finance its operations at least until October 31, 2009, in part due to the fact that many of the Company’s expenditures are discretionary in nature and could, if necessary, be delayed, the Company will need to raise additional funds in order to complete its product development programs, complete clinical trials needed to market its products, and commercialize these products. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success include: the rate and degree of progress for its product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the U.S., EU and other countries, the liquidity and market volatility of the Company’s equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would likely have a material adverse impact on the Company’s business, financial condition and results of operations.
     2. Basis of Presentation
          The consolidated condensed financial statements included herein have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the quarter ended

September 30, 2008, are not necessarily indicative of the results to be expected for the full year or for any other period.
          These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission.
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
          In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (EITF) 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The Company’s adoption of EITF 07-3 on July 1, 2008, did not have a material impact on its consolidated financial position and results of operations.
     3. Fair Value Measurements
          Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) for assets and liabilities measured at fair value on a recurring basis. In addition to expanding the disclosures surrounding fair value measurements, SFAS 157 clarifies that fair value represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets

•	Level 2 inputs: Inputs, other than quoted prices included in Level 1 that are observable either directly or indirectly; and

•	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
          In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.
          At September 30, 2008, the Company had $17.7 million invested in one money market fund, which is included within the “Cash and cash equivalents” line on the balance sheet. Because there is an active market for shares of this money market fund, the Company considers its fair value measure of this investment to be based on Level 1 inputs. The adoption of SFAS 157 did not change the way in which the Company records this investment at fair value.
     4. Share-Based Compensation
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
     Service-Based Options
          During the quarter ended September 30, 2008, the Company granted 7,500 service-based options to purchase common stock. These were granted with exercise prices equal to the fair value of the Company’s stock at the grant date, vest over four years (other than non-employee director options which vest over one year) and have lives of ten years. The weighted average grant-date fair value of service-based options granted under the Company’s Option Plans during the quarters ended September 30, 2007 and 2008 was $0.72 and $0.25, respectively.
          The net compensation costs recorded for the service-based stock options related to employees and directors were approximately $516,000 and $343,000 for the quarters ended September 30, 2007 and 2008, respectively.
          The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the assumptions noted in the following table.

	Quarter ended
	September 30,
	2007	2008
Stock Option Plans:
Expected dividend rate	0%	0%
Expected stock price volatility	61%	61%
Risk free interest rate	4.3%	3.1%
Estimated forfeiture rate	10%	10%
Expected life (years)	6.6	6.6
          The following table summarizes the activity for service-based stock options for the indicated periods:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding at June 30, 2008	8,535,181	$1.31
Granted	7,500	$0.25
Exercised	—	—		$—

Forfeited or expired	(654,703)	$1 .27

Outstanding at September 30, 2008	7,887,978	$1.32	7.6	$0

Exercisable at September 30, 2008	4,168,133	$1.42	6.9	$0

          As of September 30, 2008 there was approximately $955,000 of total unrecognized compensation cost related to non-vested service-based stock options granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

          In October 2008, the Company granted 3,570,000 options to employees and directors under the Option Plans. These options were granted with an exercise price equal to the fair value of the Company’s stock at the grant date and fully vest between one and three years from the grant date.
     Performance-Based Stock Options
          There were no grants of performance-based stock options during the quarter ended September 30, 2008.
          The vesting of performance options is dependent on both of the following conditions occurring: (i) the passage of a certain amount of time subsequent to the grant date and (ii) meeting certain performance conditions which relate to our progress in our clinical trial programs. The Board of Directors will determine if the performance conditions have been met. Stock-based compensation expense for these options will be recorded when the Company believes that the vesting of these options is probable based on the progress of its clinical trial programs and other relevant factors.
          For the performance-based options outstanding at September 30, 2008, there are two tranches of performance-based options that vest upon the satisfaction of performance conditions, all of which vest based on progress toward clinical trial or product successes within a certain timeframe.
          The first tranche would vest if performance conditions are met by June 2011; and, the second tranche would vest if performance conditions are met by June 2012. Each tranche of options is forfeited if its performance conditions are not met by the required timeframe, and vesting for any tranche of options is not dependent on the vesting of the other tranches of options.
          For the quarter ended September 30, 2008, management reviewed the progress toward the performance conditions necessary for these options to vest and concluded that it was not yet probable that the performance conditions of any of the tranches of options would be met and, accordingly, no compensation expense has been recorded.
          The following table summarizes the activity for performance-based stock options for the indicated period:

		Weighted
		Average	Weighted Average
		Exercise	Remaining	Aggregate
Options	Shares	Price	Contractual Term	Intrinsic Value
Outstanding at June 30, 2008	1,287,868	$1.49
Granted	—	—

Exercised	—	—
Forfeited or expired	(233,200)	$1.53

Outstanding at September 30, 2008	1,054,668	$1.48	8.0	$0

          The aggregate estimated fair value of these awards that are outstanding as of September 30, 2008 is approximately $1,054,000.
     Restricted Stock Awards
          Restricted stock awards generally vest over a four year period and entitle the recipient to receive common stock upon vesting. The compensation costs charged as operating expenses for restricted stock for the quarters ended September 30, 2007 and 2008 were $34,000 and $20,000, respectively.
          A summary of the Company’s restricted stock activity for the quarter ended September 30, 2008 is presented below:

		Weighted Average
		Grant Date Fair
Non-vested Restricted Shares	Shares	Value
Non-vested at June 30, 2008	88,825	$1.68
Granted	—	—
Vested	(39,400)	$1.68
Forfeited	(6,950)	$1.72

Non-vested at September 30, 2008	42,475	$1.66

          As of September 30, 2008, there was approximately $33,000 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.
          In October 2008, the Company granted 155,200 restricted stock awards to the Chairman of the Board of Directors. These restricted stock awards will vest over a one year period.
     5. Shareholders’ Equity
          On October 27, 2008, warrants to purchase up to 1,838,843 shares of common stock pursuant to previous warrant agreements expired unexercised.
     6. Net Loss Per Common Share
          Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares, consisting of options, warrants for the purchase of common stock and unvested restricted shares of common stock are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the quarters ended September 30, 2007 and 2008 is approximately 16,629,787 and 19,145,017, respectively.

     7. Subsequent Events
          On October 27, 2008, the Company entered into a $15 million common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”), an Illinois limited liability company. Concurrently with entering into the common stock purchase agreement, the Company entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, Aastrom agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. After the SEC has declared effective the registration statement related to the transaction, the Company has the right over a 25-month period to sell shares of Aastrom common stock to Fusion Capital from time to time in amounts between $60,000 and $2 million, depending on certain conditions as set forth in the agreement, up to an aggregate of $15 million. The number of shares to be issued to Fusion Capital during each sale will be determined based on a stock price (“Purchase Price”) that is the lower of the (a) the lowest sale price of common stock on the purchase date or (b) the arithmetic average of the three (3) lowest closing sale prices of common stock during the twelve (12) consecutive business days (ten (10) days in certain circumstances) ending on the business day immediately preceding the purchase date (to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction). The Company will control the timing and amount of any sales of shares to Fusion Capital. In order to comply with Nasdaq Capital Market rules, Aastrom cannot issue to Fusion Capital more than 20% of outstanding common stock shares as of October 27, 2008 without shareholder approval, which Aastrom does not intend to seek.
          Pursuant to the common stock purchase agreement with Fusion Capital, there are certain events of default which, if such an event would occur, would eliminate the obligation of Fusion Capital to purchase shares from the Company. Such events include, but are not limited to, (i) shares of the Company’s common stock not being listed on any one of several stock exchanges outlined in the agreement and (ii) a “material adverse change” in the Company’s business or operations. In addition, Fusion Capital shall not have the obligation to purchase any shares of the Company’s common stock on any business day that the Purchase Price of the Company’s common stock is below $0.10. The common stock purchase agreement may be terminated by Aastrom at any time at the Company’s discretion without any cost to Aastrom. There are no negative covenants, restrictions on future fundings, penalties or liquidated damages in the agreement. The proceeds received by the Company under the common stock purchase agreement will be used to conduct operations and continue to conduct the Company’s clinical development programs.
          In consideration for entering into the agreement, upon execution of the common stock purchase agreement in October 2008, Aastrom issued to Fusion Capital 1,936,317 shares of the Company’s common stock as a commitment fee. Also, Aastrom will issue to Fusion Capital an additional 1,936,317 shares as a commitment fee pro rata as the Company receives the $15 million of future funding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Aastrom
     We are a regenerative medicine company (a medical area that focuses on developing therapies that regenerate damaged or diseased tissues or organs) that incorporated in 1989 and focuses on the clinical development of autologous cell products (cells collected from a patient and returned to that same patient) for the repair or regeneration of multiple human tissues, based on our proprietary Tissue Repair Cell (TRC) technology. Our preclinical and clinical product development programs utilize patient-derived bone marrow stem and early progenitor cell populations, and are being investigated for their ability to aid in the regeneration of tissues such as cardiac, vascular, bone and neural. TRC-based products have been used in over 290 patients, and are currently in the following stages of development:
•	Cardiac regeneration — Cardiac Repair Cells (CRCs):
o	Dilated cardiomyopathy (DCM) (severe chronic disease of the heart):
▪	U.S.: IMPACT-DCM Phase II clinical trial open for patient enrollment at one clinical site (The Methodist Hospital, Houston, TX); initiating four other clinical sites; patient treatments expected during the 4th quarter of calendar year 2008; Orphan Drug Designation from the FDA for use in treatment of DCM

▪	Germany: Encouraging data reported April 2008 from compassionate use treatment in patients
•	Vascular regeneration — Vascular Repair Cells (VRCs):
o	Critical limb ischemia (CLI):
▪	U.S.: RESTORE-CLI Phase IIb clinical trial treated first 30 patients; 12-month interim data analyzed after the 30th patient followed for 12 months (expected to occur during the 4th quarter of calendar year 2009); patient enrollment continues

▪	Germany: Phase I/II investigator-sponsored clinical trial completed enrollment and patient follow-up ongoing; positive interim data reported October 2007
•	Bone regeneration — Bone Repair Cells (BRCs):
o	Osteonecrosis of the femoral head:
▪	U.S.: ON-CORE Phase III clinical trial active; not enrolling additional patients; Orphan Drug Designation from the FDA for use in treatment of osteonecrosis of the femoral head

▪	Spain: Clinical trial enrolling patients

▪	Germany: Positive data reported October 2007 from compassionate use treatment cases
o	Non-union fractures:
▪	U.S.: Positive 12-month results from Phase I/II clinical trial reported by investigator October 2007

▪	Spain: 24-month follow-up continuing on fully-enrolled 10-patient investigator-sponsored Phase II clinical trial
•	Neural regeneration — Neural Repair Cells (NRCs):
o	Spinal cord injury:
▪	Plans for clinical program on hold

          Our platform TRC technology is based on 1) autologous cell products which are a unique cell mixture containing large numbers of stem and early progenitor cells produced outside of the body from a small amount of bone marrow taken from the patient, and 2) the ability to produce these products in an automated process that meets Good Manufacturing Practice (GMP) requirements.
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
          We expect that we will need to raise significant additional funds or pursue strategic transactions or other strategic alternatives in order to complete our product development programs, complete clinical trials needed to market our products, and commercialize our products. To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue obtaining required capital in a similar manner. As a development stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. With respect to our current activities, this is not likely to occur until we obtain significant additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through September 30, 2008, we have accumulated a net loss of approximately $183 million. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.
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

Clinical Trials Summary
Cardiac Regeneration
     Dilated Cardiomyopathy
     In June 2008, we announced plans to initiate a 40-patient U.S. Phase II clinical trial (called IMPACT-DCM) to study the use of Cardiac Repair Cells (CRCs), a mixture of stem and progenitor cells derived from a patient’s own bone marrow, for the treatment of dilated cardiomyopathy (DCM), a severe form of chronic heart failure, after the U.S. Food & Drug Administration (FDA) approved our Investigational New Drug (IND) application. This randomized, controlled, prospective, open-label, Phase II study will seek to enroll 20 patients with ischemic DCM and 20 patients with non-ischemic DCM at up to 5 clinical sites in the U.S. Participants must have a left ventricular ejection fraction of less than or equal to 30% (60-75% is typical for a healthy person) and meet certain other eligibility criteria. All patients in each group will receive standard medical care and approximately 75% of the patients in each group will be treated with CRCs through direct injection into the heart muscle during open heart surgery. While the primary objective of this study is to assess the safety of CRCs in patients with DCM, efficacy measures including left ventricular ejection fraction and other cardiac function parameters as well as heart failure stage will be monitored. Patients will be followed for 12 months post treatment.
     The clinical sites have been identified and currently have completed various steps necessary to begin patient enrollment, including clinical trial agreements, Investigational Review Board (IRB) review and approval, and clinical site training. In early October 2008, the first clinical site (The Methodist Hospital, Houston, TX) opened for patient enrollment; as the other clinical sites open for patient enrollment our website will be updated. It is anticipated that patient treatments in the IMPACT-DCM trial will begin during the 4th quarter of calendar year 2008.
     CRCs, manufactured using Aastrom’s TRC technology, received an Orphan Drug Designation from the FDA for the treatment of DCM in February 2007.
     In April 2008, we reported data from the first two compassionate use patients treated with our autologous stem cell therapy for DCM. A cardiothoracic surgeon experienced with cell therapy at the University Hospital in Dusseldorf, Germany performed the first human application of our CRC product through direct injection into the heart muscle during open heart surgery for two patients late in 2007. The data from these two critically ill patients prior to their discharge from the surgical center was encouraging. Per typical treatment practices in Germany, once these patients were released from the surgical center, they were followed by regional rehabilitation hospitals or local physicians. Patient #1 had a left ventricular ejection fraction (LVEF) of approximately 10% (the percentage of blood pumped out of the heart with each contraction) when he was treated with CRCs in November 2007. Over the course of two months, this patient’s LVEF improved to 25-30% and clinical improvement of his heart failure stage was noted. As reported to us by the surgeon, during his stay at a rehabilitation hospital, this critically ill patient refused all further medical treatment and discharged himself from the hospital against medical advice. This patient’s subsequent death due to natural causes was unrelated to the cell therapy treatment. Patient #2 had a starting LVEF of 25-30% and was treated with CRCs in December 2007. Upon discharge from the surgical center in February 2008 her LVEF had improved to 45%. In September 2008, at a 7 month follow-up visit with the treating surgeon, this patient’s LVEF was again measured at 45% and the patient reported further improvement in her heart failure symptoms. These EU compassionate use treatments provided supporting information critical to the success of the U.S. Phase II IMPACT-DCM IND application.
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
     In April 2007, we opened patient enrollment in our RESTORE-CLI trial, a U.S. Phase IIb prospective, controlled, randomized, double-blind, multi-center clinical trial to treat patients suffering from critical limb ischemia, the end stage of peripheral arterial disease. This study is allowed to enroll up to 150 patients at up to 30 sites, randomized into two patient groups (treatment or placebo control), to evaluate the safety and efficacy of VRCs in the treatment of critical limb ischemia. Currently, 21 clinical sites have been initiated, and we plan to update our website as sites are open for patient enrollment. Patients will be followed for a period of twelve months post-treatment. In addition to assessing the safety of the VRCs, secondary objectives include assessing major amputation rates, wound healing and blood flow in the affected limbs, patient quality of life, pain scores and analgesic use. Patient enrollment began in June 2007 when the first patient was randomized and treated. In early October 2008, the first 30 patients completed treatment in the RESTORE-CLI clinical trial. Twelve months after the 30th patient treatment, we will unblind and analyze the clinical data; this is anticipated to take place during the 4th quarter of calendar year 2009.
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
     In May 2007, the FDA approved our Investigational New Drug (IND) application which allowed us to proceed with our ON-CORE trial, a U.S. Phase III clinical trial, to use our Bone Repair Cells (BRCs) based on our TRC technology in the treatment of osteonecrosis (also known as avascular necrosis) of the femoral head. While treated patients will continue to be monitored for the full 24-month follow-up period, no additional patients are being enrolled at this time. Our website will be updated if we resume patient enrollment in this trial. In March 2006, we received an Orphan Drug Designation from the FDA to use our BRCs in the treatment of osteonecrosis of the femoral head.
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

     Other Bone
     In October 2007, positive 12-month preliminary results from our U.S. Phase I/II clinical trial for the treatment of severe long bone non-union fractures were reported at the Orthopedic Trauma Association Annual Meeting in Boston, MA by the lead clinical investigator. In the study, patients with non-union tibia, humerus or femur fractures that had failed to heal after one or more medical procedures (average 1.75) showed an overall healing rate of 91% after one year. No cell-related adverse events were reported.
     An initial five patient bone regeneration (post-fracture) study was conducted at three centers in Spain under Ethical Committee approval; positive results were disclosed in May 2005. Following this trial, a ten patient Phase II non-union fracture trial was initiated. The Phase II study has completed enrollment and BRC treatment of all ten patients, and we are continuing the specified 24 months follow-up of these patients.
     A Phase I/II spine fusion clinical trial is currently open at William Beaumont Hospital, Royal Oak, MI. Patients are no longer being enrolled but we are continuing regular patient follow-up for treated patients.
Neural Regeneration
     In May 2008, we reprioritized our clinical development programs to primarily focus on cardiovascular applications. We do not anticipate initiating formal clinical trials in the neural area using our proprietary Neural Repair Cells (NRCs) without additional financial resources. While the decision to reprioritize was driven by economic factors, the clinical programs were prioritized based on anticipated time to market and the relative clinical and market potential.
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
     Through limited commercial use of TRC-based products we are also able to obtain an advantaged regulatory position in some regions. In the EU a new Advanced Therapies and Medicinal Products (ATMP) regulation will take effect January 1, 2009 that will require cell products such as ours to obtain a marketing authorization from the European Medicines Agency (EMEA) before they can be marketed in EU member states. The ATMP includes a provision that allows products on the market in one or more EU member states on December 31, 2008 to remain on the market for a period of four additional years as a transition period before EMEA market authorization must be obtained. With the activities completed to date we expect TRC-based products to meet the requirements for the ATMP transition period.
     However, we do not anticipate generating significant sales in any geography until we have sufficient evidence of clinical safety and efficacy to ensure marketplace acceptance and product reimbursement and to justify the investment in manufacturing, sales and marketing infrastructure. However, we are currently generating limited, nominal sales of TRC-based products and expect to continue this level of activity. As a result of these limited commercial patient treatment activities, it is possible that we, or third parties, may make case studies and other data generated outside of a clinical trial program available on websites, in publications or in presentations. Such data should be considered anecdotal; it is not intended to represent evidence of clinical efficacy or to suggest that any future clinical trials will demonstrate that TRC-based products are effective in any specific medical application.
Results of Operations
     Total revenues for the quarter ended September 30, 2008 were $27,000, which consisted of grant revenues and product sales, compared to total revenues of $87,000 for the same period in fiscal year 2008. Product sales for the quarter ended September 30, 2008, consisting of limited sales of therapy kits for rearch by others and limited revenue related to cell-based products, increased to $27,000 compared to product sales of $12,000 for the same period in fiscal year 2008. No grant revenues were recorded for the quarter ended September 30, 2008 as there were no active grants with the National Institutes of Health. Grant revenues for the quarter ended September 30, 2007 were $75,000. Grant revenues may vary in any period based on timing of grant awards, grant-funded activities, level of grant funding and number of grant awards received.
     Total costs and expenses decreased to $4,046,000 for the quarter ended September 30, 2008, compared to $5,487,000 for the quarter ended September 30, 2007.
     Costs and expenses include a decrease in research and development expenses to $2,726,000 for the quarter ended September 30, 2008 from $3,873,000 for the quarter ended September 30, 2007. This decrease reflects the changes we implemented in May 2008, when we reprioritized our clinical development programs to focus primarily on cardiovascular applications. The reprioritization reduced our overall research and development expenses, including salaries and benefits. Research and development expenses also included a non-cash charge relating to share-based compensation expense of $162,000 for the quarter ended September 30, 2008 compared to $224,000 for the quarter ended September 30, 2007.
     Selling, general and administrative expenses decreased for the quarter ended September 30, 2008 to $1,316,000 from $1,614,000 for the quarter ended September 30, 2007. This decrease is primarily due to lower salaries and benefits that is the result of the reduction in force that was part of our reprioritzation of our clinical programs. In addition, selling, general and administrative expenses for the quarter ended September 30, 2008, included a decrease in the non-cash charge relating to share-based compensation expense of $201,000 compared to $326,000 for the quarter ended September 30, 2007.
     Interest income was $127,000 for the quarter ended September 30, 2008 compared to $365,000 for the quarter ended September 30, 2007. The fluctuations in interest income are due primarily to corresponding changes in the level of cash, cash equivalents and short-term investments during the periods.

     Interest expense was $21,000 for the quarter ended September 30, 2008 compared to $15,000 for the quarter ended September 30, 2007. The interest expense is related to the secured loan with Key Equipment Finance Inc.
     Our net loss was $3,913,000, or $.03 per common share for the quarter ended September 30, 2008 compared to $5,050,000, or $.04 per common share for the quarter ended September 30, 2007.
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
     The following table summarizes our research and development expenses for the first fiscal quarters ended September 30, 2007 and September 30, 2008 (in thousands):

	September 30,
R&D Project	2007	2008
TRC-based products	$3,612	$2,726
Other	261	—

Total	$3,873	$2,726

     Because of the uncertainties of clinical trials and the evolving regulatory requirements applicable to TRC-based products, estimating the completion dates or cost to complete our major research and development program would be highly speculative and subjective. The risks and uncertainties associated with developing our products, including significant and changing governmental regulation and the uncertainty of future clinical study results, are discussed in greater detail in the “Any changes in the governmental regulatory classifications of our products could prevent, limit or delay our ability to market or develop our products,” “Our inability to complete our product development activities successfully would severely limit our ability to operate or finance operations,” and “We must successfully complete our clinical trials to be able to market certain of our products” sections under the heading “Risk

Factors” of this report. The potentially lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, will require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain when any net cash inflow from products validated under our major research and development project, if any, will commence.
Liquidity and Capital Resources
     We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through September 30, 2008, have totaled approximately $204 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.
     Our combined cash, cash equivalents and short-term investments totaled $18,700,000 at September 30, 2008, a decrease of $3,762,000 from June 30, 2008. The primary uses of cash, cash equivalents and short-term investments during the quarter ended September 30, 2008 included $3,748,000 to finance our operations and working capital requirements, and $4,000 in capital equipment additions.
     We expect our monthly cash utilization to average approximately $1.2 million per month during fiscal year 2009.
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
     We expect that our available cash and expected interest income will be sufficient to finance current planned activities at least until October 31, 2009 in part due to the fact that many of our expenditures are discretionary in nature and could, if necessary, be delayed. These estimates are based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption “Risk Factors” in Item 1a of this report. In order to grow and expand our business, to introduce our product candidates into the marketplace and to possibly acquire or develop complementary business activities, we will need to raise additional funds. We will also need significant additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our equity or debt securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock, continued stock market listing and economic conditions affecting the public markets generally or some portion or the entire technology sector.
     On October 27, 2008, we entered into a $15 million common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”), an Illinois limited liability company. Concurrently with entering into the common stock purchase agreement, we entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. After the SEC has declared effective the registration statement related to the transaction, we have the right over a 25-month period to sell shares of our common stock to Fusion Capital from time to time in amounts between $60,000 and $2 million, depending on certain conditions as set forth in the agreement, up to an aggregate of $15 million. We will control the timing and amount of any sales of shares to Fusion Capital. In order to comply with Nasdaq Capital Market rules, we cannot issue to Fusion Capital more than 20% of outstanding common stock shares as of October 27, 2008 without shareholder approval, which we do not intend to seek.
     Pursuant to the common stock purchase agreement with Fusion Capital, there are certain events of default which, if such an event would occur, would eliminate the obligation of Fusion Capital to purchase shares from us. Such events include, but are not limited to, (i) shares of our common stock not being listed on any one of several stock exchanges outlined in the agreement and (ii) a “material adverse change” in our business or operations. In addition, Fusion Capital shall not have the obligation to purchase any shares of our common stock on any business day that the Purchase Price of its common stock is below $0.10. The common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us. There are no negative covenants, restrictions on future fundings, penalties or liquidated damages in the agreement. The proceeds received by us under the common stock purchase agreement will be used to conduct operations and continue to conduct our clinical development programs.
     On October 22, 2008, we received notification from the Listings Qualifications Department of The Nasdaq Stock Market LLC (“NASDAQ”) that, given the current extraordinary market conditions, NASDAQ had suspended enforcement of the rules requiring a minimum $1.00 per share closing bid price and a minimum market value of publicly held shares through Friday, January 16, 2009. As previously announced, we had been given until December 15, 2008 to evidence a closing bid price of $1.00 or more for a minimum of ten consecutive business days to regain compliance. As a result of NASDAQ’s suspension, we now have until March 20, 2009 to regain compliance with the $1.00 minimum closing bid price rule in order to remain listed on the Nasdaq Capital Market. If our common stock is delisted from the Nasdaq Stock Market, the liquidity of our common stock could be impaired, and prices paid by investors to purchase our shares of our common stock could be lower than might otherwise prevail.
     If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse affect on our business. See “Risk Factors” and “Notes to Consolidated Financial Statements” in our 2008 Annual Report on Form 10-K and “Notes to Consolidated Financial Statements” and “Risk Factors” included herein.
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
     We were incorporated in 1989 and have experienced substantial operating losses since inception. As of September 30, 2008, we have incurred a cumulative net loss totaling approximately $183 million, and we have continued to incur losses since that date. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and our cell manufacturing system, general and administrative expenses, and the prosecution of patent applications. We expect to continue to incur significant operating losses over the next several years and at least until, and probably after, product sales increase, primarily owing to our research and development programs, including preclinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components, acquisition and development of complementary activities and raising sufficient cash to fund our operating activities. In addition, we may not be able to achieve or sustain profitability.
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
     We are required to meet certain qualitative and financial tests (including a minimum bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on the Nasdaq Capital Market. On December 20, 2007, we received a deficiency letter from the Nasdaq Stock Market indicating that for 30 consecutive trading days our common stock had a closing bid price below the $1.00 per share minimum closing bid as required for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(4). In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), we were provided a compliance period of 180 calendar days, or until June 17, 2008, to regain compliance with this requirement. On June 17, 2008, we had not yet regained compliance with the requirement and were granted an additional 180-day compliance period, or until December 15, 2008 to regain compliance. On October 22, 2008, we received notice from Nasdaq that the period during which we were granted to gain compliance with the bid price requirement had been suspended and that, upon completion of the suspension period, we would have until March 20, 2009 to regain compliance with the requirement. We can regain compliance with the minimum closing bid price rule if the bid price of our common stock closes at $1.00 per share or higher for a minimum of ten consecutive business days during the 180-day compliance period, although Nasdaq may, in its discretion, require us to maintain a minimum closing bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that we have demonstrated the ability to maintain long-term compliance. If we do not regain compliance during the additional compliance period, Nasdaq will provide written notice that our securities will be delisted from the Nasdaq Capital Market. At such time, we would be able to appeal the delisting determination to a Nasdaq Listing Qualifications Panel.
     We cannot provide any assurance that our stock price will again recover within the permitted grace period. If our common stock were delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting may also impair our ability to raise capital.
We may not be able to raise the required capital to conduct our operations and develop and commercialize our products.
     In addition to our financing with Fusion, we will require substantial additional capital resources in order to conduct our operations and develop and commercialize our products and cell manufacturing facilities. In order to grow and expand our business, to introduce our new product candidates into the marketplace and to acquire or develop complementary business activities, we will need to raise a significant amount of additional funds. We will also need significant additional funds or a collaborative partner, or both, to finance the research and development activities of our cell product candidates for additional indications. Accordingly, we are continuing to pursue additional sources of financing.
     Our future capital requirements will depend upon many factors, including:
•	continued scientific progress in our research, clinical and development programs;
•	costs and timing of conducting clinical trials and seeking regulatory approvals;
•	competing technological and market developments;
•	our ability to establish additional collaborative relationships;
•	the effect of commercialization activities and facility expansions, if and as required; and
•	complementary business acquisition or development opportunities.

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
     The transaction with Fusion may provide us with some of the required capital to conduct our operations; however, we expect that we will need additional capital. In addition, under certain conditions, Fusion will not be required to purchase our shares, including if the market price of our common stock is less than $0.10, if we are not listed on a national exchange or the OTC Bulletin Board and if there is a material adverse change to our business, properties, operations, financial condition or results of operations. In addition, our ability to raise the entire $15 million will be dependent on the stock price of our common stock as we will not be able to sell greater than 19.99% of our outstanding shares of common stock as of the date of the Purchase Agreement without obtaining shareholder approval.
     We only have the right to receive $60,000 every two business days under the Purchase Agreement unless our stock price equals or exceeds $0.25, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases. Since we will be limited to 22,692,665 shares sold to Fusion Capital, the selling price of our common stock to Fusion Capital will have to average at least $0.66 per share for us to receive the maximum proceeds of $15.0 million. Assuming a purchase price of $0.40 per share (the closing sale price of the common stock on October 23, 2008) and the purchase by Fusion Capital of the full 22,692,665 shares under the Purchase Agreement, proceeds to us would only be $9,077,066 unless we choose to register more than 22,692,665 shares, which we have the right, but not the obligation, to do. Subject to approval by our board of directors, we have the right but not the obligation to sell more than 22,692,665 shares to Fusion Capital. In the event we elect to sell more than 22,692,665 shares offered hereby, we will be required to file a new registration statement and have it declared effective by the U.S. Securities & Exchange Commission. In addition, in the event that we decide to issue more than 26,565,299, i.e. greater than 19.99% of our outstanding shares of common stock as of the date of the Purchase Agreement, we would first be required to seek shareholder approval in order to be in compliance with the Nasdaq Capital Market rules.
     The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. Specifically, Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any business days that the market price of our common stock is less than $0.10. Even if we are able to access the full $15.0 million under the Purchase Agreement with Fusion Capital, we will need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.
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
     Some of the manufacturing materials and/or components we use in, and are critical to, implementation of our TRC technology involve the use of animal-derived products, including fetal bovine serum. Suppliers or regulatory changes may limit or restrict the availability of such materials for clinical and commercial use. We currently purchase all of our fetal bovine sera from protected herds in Australia and New Zealand. These sources are considered to be the safest and raise the least amount of concern from the global regulatory agencies. If, for example, the so-called “mad cow disease” occurs in New Zealand or in Australia, it may lead to a restricted supply of the serum currently required for the TRC-based product manufacturing processes. Any restrictions on these materials would impose a potential competitive disadvantage for our products or prevent our ability to manufacture TRC-based cell products. Regulatory authorities in the EU are reviewing the safety issues related to the use of animal- derived materials, which we currently use in our production process. The FDA has issued draft regulations for controls over bovine materials. These proposed regulations do not appear to affect our ability to purchase the manufacturing materials we currently use. However, the FDA may issue final regulations that could affect our operations. We do not know what actions, if any, the authorities may take as to animal derived materials specific to medicinal products distributed in the EU. Our inability to develop or obtain alternative compounds would harm our product development and commercialization efforts. There are certain limitations in the supply of certain animal-derived materials, which may lead to delays in our ability to complete clinical trials or eventually to meet the anticipated market demand for our cell products.
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
     As noted above, we will need significant additional equity funding, in addition to the transaction with Fusion Capital, to provide us with the capital to reach our objectives. We may enter into financing transactions at prices which are at a substantial discount to market. Such an equity issuance would cause a substantially larger number of shares to be outstanding and would dilute the ownership interest of existing stockholders.
Our stock price has been volatile and future sales of substantial numbers of our shares could have an adverse affect on the market price of our shares.
     The market price of shares of our common stock has been volatile, ranging in closing price between $0.22 and $1.37 during the twelve month period ended September 30, 2008.

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
     Any of these events may cause the price of our shares to fall, which may adversely affect our business and financing opportunities. In addition, the stock market in general and the market prices for biotechnology companies in particular have experienced significant volatility recently that often has been unrelated to the operating performance or financial conditions of such companies. These broad market and industry fluctuations may adversely affect the trading price of our stock, regardless of our operating performance or prospects.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of September 30, 2008, our cash and cash equivalents included money market securities and short-term investments included short-term corporate debt securities (Standard & Poor’s Corporation: A1/A1+; Moody’s Investor Service, Inc.: P1) with original maturities of less than twelve months. Due to the short duration and credit quality of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     The Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), who currently is the same individual, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO/CFO has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 to ensure that information related to the Company required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO/CFO, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports; however, the Company’s disclosure controls are designed to provide reasonable assurance that they will achieve their objective of timely alerting the CEO/CFO to the information relating to the Company required to be disclosed in the Company’s periodic reports required to be filed with the SEC.

Changes in Internal Control over Financial Reporting
     During our first quarter of fiscal 2009, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AASTROM BIOSCIENCES, INC.
Date: November 7, 2008	/s/ George W. Dunbar, Jr
George W. Dunbar, Jr.
President and Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Articles, as amended (in electronic format only as of October 17, 2008), attached as Exhibit 4.1 to Aastrom’s Current Report on Form 8-K filed on October 23, 2008, incorporated herein by reference.

3.2	Amended and Restated Bylaws, attached as Exhibit 4.2 to Aastrom’s Current Report on Form 8-K filed on October 23, 2008, incorporated herein by reference.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

GLOSSARY

TERM	DEFINITION
Adult Stem Cell	A cell present in adults that can generate a limited range of cell types as well as renew itself.

Adverse Events	Any adverse change in health or “side-effect” that occurs in a person participating in a clinical trial, from the time they consent to joining the trial until a pre-specified period of time after their treatment has been completed.

AEMPS – Agencia Española de Medicamentos y Productos Sanitarios	Spanish Regulatory Agency

Allogeneic	Originating from someone other than the patient receiving treatment. (Aastrom does NOT use allogeneic cells)

ATMP – Advanced Therapy Medicinal Product	New medical products in the European Union based on genes (gene therapy), cells (cell therapy) and tissues (tissue engineering).

Autologous	Originating from the patient receiving treatment. (Aastrom uses only autologous cells)

BLA – Biologics License Application	An application containing product safety, efficacy and manufacturing information required by the FDA to market biologics products in the U.S (equivalent to NDA)

BRC – Bone Repair Cell	Aastrom’s proprietary Tissue Repair Cells for bone indications. (Also see TRC – Tissue Repair Cell)

CBER – Center for Biologics Evaluation and Research	Branch of the FDA that regulates biological products for disease prevention and treatment that are inherently more complex than chemically synthesized pharmaceuticals.

CLI – Critical Limb Ischemia	A vascular disease characterized by insufficient blood flow in the lower extremities that causes severe pain, tissue loss or both.

Controlled Clinical Trial	A clinical study that compares patients receiving a specific treatment to patients receiving an alternate treatment for the condition of interest. The alternate treatment may be another active treatment, standard of care for the condition and/or a placebo (inactive) treatment.

CRC – Cardiac Repair Cell	Aastrom’s proprietary Tissue Repair Cells

TERM	DEFINITION
for cardiac indications. (Also see TRC – Tissue Repair Cell)

DCM – Dilated Cardiomyopathy	A chronic cardiac disease where expansion of the patient’s heart reduces the pumping function to a point that the normal circulation of blood cannot be maintained.

Dendritic Cells	A special type of cells that are key regulators of the immune system, acting as a professional antigen-presenting cells (APC) capable of activating naïve T cells and stimulating the growth and differentiation of B cells.

Double-Blind Clinical Trial	Clinical trials in which neither the patient nor the physician know if the patient received the experimental treatment or a control/placebo.

LVEF – Left Ventricle Ejection Fraction	The fraction of blood pumped out of the left ventricle with each heart beat.

EMEA – European Medicines Agency	European Union body responsible for coordinating the existing scientific resources put at its disposal by Member States for the evaluation, supervision and pharmacovigilance of medicinal products. The Agency provides the Member States and the institutions of the EU the best-possible scientific advice on any question relating to the evaluation of the quality, safety and efficacy of medicinal products for human or veterinary use referred to it in accordance with the provisions of EU legislation relating to medicinal products. EMEA is similar in function to the US FDA (see FDA below).

Ex vivo	Outside the body

FDA – Food & Drug Administration	The U.S. FDA ensures that medicines, medical devices, and radiation-emitting consumer products are safe and effective. Authorized by Congress to enforce the Federal Food, Drug, and Cosmetic Act and several other public health laws, the agency monitors the manufacture, import, transport, storage, and sale of $1 trillion worth of goods annually, at a cost to taxpayers of about $3 a person.

TERM	DEFINITION
GMP – Good Manufacturing Practice	GMP regulations require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are safe, pure, and effective. GMP regulations require a quality approach to manufacturing, enabling companies to minimize or eliminate instances of contamination, mix-ups, and errors.

GTP – Good Tissue Practice	GTP regulations help ensure that donors of human cellular and tissue-based products are free of communicable diseases and that the cells and tissues are not contaminated during manufacturing and maintain their integrity and function. Key elements of the proposed rule are: Establishment of a quality program, which would evaluate all aspects of the firm’s operations, to ensure compliance with GTP; Maintenance of an adequate organizational structure and sufficient personnel; Establishment of standard operating procedures for all significant steps in manufacturing; Maintenance of facilities, equipment and the environment; Control and validation of manufacturing processes; Provisions for adequate and appropriate storage; Record keeping and management; Maintenance of a complaint file; Procedures for tracking the product from donor to recipient, and from recipient to donor.

Hematopoietic Stem Cells	Stem cells that give rise to all the blood cell types including myeloid (monocytes and macrophages, neutrophils, basophils, eosinophils, erythrocytes, megakaryocytes/platelets, dendritic cells), and lymphoid lineages (T-cells, B-cells, NK-cells).

IMPACT-DCM	Aastrom’s U.S. Phase II dilated cardiomyopathy clinical trial.

TERM	DEFINITION
IMPD – Investigational Medicinal Product Dossier	An IMPD is now required to accompany an application to perform clinical trials in any European Member State. It provides a summary of information on the quality of the product being evaluated in a clinical trial planned to occur in a European Member State, including reference products and placebos. It also provides data from non-clinical studies and available previous clinical experience with the use of the investigational medicinal product.

In vitro	In a laboratory dish or test tube; in an artificial environment

IND – Investigational New Drug	An application submitted to the FDA for a new drug or biological drug that, if approved, will be used in a clinical trial.

IRB – Institutional Review Board	A committee designated to formally approve, monitor, and review biomedical research at an institution involving humans. Institutional Review Boards aim to protect the rights and welfare of the research subjects. For Aastrom-sponsored clinical trials, IRB approval must be obtained at each individual clinical site in order for patient recruitment and treatment to commence at that site.

Non-union Fractures	Broken bones that have failed to unite and heal

NRC – Neural Repair Cell	Aastrom’s proprietary Tissue Repair Cells for Neural indications (Also see TRC – Tissue Repair Cell)

ON – Osteonecrosis	A progressive bone disease characterized by death of bony tissue due to insufficient blood flow within the bone.

ON-CORE	Aastrom’s U.S. Phase III osteonecrosis of the femoral head clinical trial

Open-label Clinical Trial	A trial in which both the treating physician and the patient know whether they are receiving the experimental treatment or control/placebo treatment.

TERM	DEFINITION
Orphan Drug Designation	“Orphan drug” refers to a drug or biologic that is intended for use in the treatment of a rare disease or condition. Orphan drug designation from the U.S. Food and Drug Association (FDA) qualifies the sponsor to receive certain benefits from the Government in exchange for developing the drug for a rare disease or condition. The drug must then go through the FDA marketing approval process like any other drug or biologic which evaluates for safety and efficacy. Usually a sponsor receives a quicker review time and lower application fees for an orphan product.

Osteoblast	A bone forming cell

Phase I Clinical Trial	A Phase I trial represents an initial study in a small group of patients to test for safety and other relevant factors

Phase II Clinical Trial	A Phase II trial represents a study in a moderate number of patients to assess the safety and efficacy of a product

Phase IIb Clinical Trial	A Phase IIb trial is a moderately-sized Phase II study that is more specifically designed assess the efficacy of a product than a Phase IIa trial

Phase III Clinical Trial	Phase III studies are initiated to establish safety and efficacy in an expanded patient population at multiple clinical study sites and are generally larger than trials in earlier phases of development.

Progenitor Cells	A “parent” cell that gives rise to a distinct cell lineage by a series of cell divisions.

Prospective Clinical Trial	A clinical trial in which participants are identified and then followed for a period of time during and after the conclusion of a clinical trial.

Randomized Clinical Trial	A clinical trial in which the participants are assigned randomly to different treatment groups.

Somatic Cell	Any of the cells that are responsible for forming the body of an organism such as internal organs, bones, skin, connective tissues and blood.

TERM	DEFINITION
SPP – Single-Pass Perfusion	SPP is Aastrom’s proprietary technology that controls gas and cell culture media exchange to enable the replication of early-stage stem and progenitor cells while preventing their differentiation into mature cells.

Standard of care treatment	The treatment normally prescribed in medical practice for a particular illness, injury or procedure.

Stem Cell	Unspecialized (undifferentiated) cells that retain the ability to divide throughout a lifetime and give rise to more specialized (differentiated) cells which take the place of cells that die or are lost.

In culture, these undifferentiated cells possesse the ability to divide for indefinite periods in culture and may give rise to highly specialized cells.

TRC – Tissue Repair Cell	Aastrom’s cell manufacturing process begins with the collection of a small aspirate of bone marrow from the patient’s hip in an outpatient procedure. The sample of bone marrow is shipped to a manufacturing facility, and transferred into Aastrom’s cell manufacturing system. In this fully automated, sterile process, the stem and progenitor cell populations present in the bone marrow are greatly expanded to yield cellular products based on Aastrom’s Tissue Repair Cell (TRC) technology. The finished TRC-based product is shipped back to the physician who administers it to the original patient as an autologous cell therapy.

VRC – Vascular Repair Cell	Aastrom’s proprietary Tissue Repair Cells for Vascular indications. (Also see TRC – Tissue Repair Cell)