Form 10-Q
period 2009-03-31
AASTROM BIOSCIENCES INC
filed 2009-05-08
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009,
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
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes - ☑  No - ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes - ☑  No - ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer - ☐	Accelerated filer - ☑	Non-accelerated filer - ☐	Smaller reporting company - ☑
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes - ☐  No - ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	158,769,831
(Class)	Outstanding at May 1, 2009

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q
March 31, 2009

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

a) Consolidated Condensed Balance Sheets as of June 30, 2008 and March 31, 2009	3

b) Consolidated Condensed Statements of Operations for the three and nine months ended March 31, 2008 and 2009 and for the period from March 24, 1989 (Inception) to March 31, 2009	4

c) Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 2008 and 2009 and for the period from March 24, 1989 (Inception) to March 31, 2009	5

d) Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	40
Item 4. Submission of Matters to a Vote of Security Holders	40
Item 5. Other Information	40
Item 6. Exhibits	40

SIGNATURES	41

EXHIBIT INDEX	42

GLOSSARY	43
EX-31.1
EX-32.1

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	March 31,
	2008	2009
Assets

CURRENT ASSETS:

Cash and cash equivalents	$16,492	$19,076
Short-term investments	5,970	—
Receivables, net	18	254
Other current assets	1,583	959

Total current assets	24,063	20,289

PROPERTY AND EQUIPMENT, NET	2,154	1,666

Total assets	$26,217	$21,955

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$907	$884
Accrued employee benefits	747	355
Current portion of long-term debt	446	471

Total current liabilities	2,100	1,710

LONG-TERM DEBT	783	427

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized – 250,000,000; shares issued and outstanding – 132,858,736 and 154,810,156, respectively	203,211	211,683
Deficit accumulated during the development stage	(179,877)	(191,865)

Total shareholders’ equity	23,334	19,818

Total liabilities and shareholders’ equity	$26,217	$21,955

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

					March 24, 1989
	Three months ended		Nine months ended		(Inception) to
	March 31,		March 31,		March 31,
	2008	2009	2008	2009	2009
REVENUES:
Product sales and rentals	$103	$58	$139	$113	$1,692
Research and development agreements	—	—	—	—	2,105
Grants	99	—	234	—	9,657

Total revenues	202	58	373	113	13,454

COSTS AND EXPENSES:
Cost of product sales and rentals	30	25	31	47	697
Cost of product sales and rentals - provision for obsolete and excess inventory	—	—	—	—	2,239
Research and development	4,032	2,785	11,800	8,340	145,159
Selling, general and administrative	1,429	1,260	4,768	3,909	67,617

Total costs and expenses	5,491	4,070	16,599	12,296	215,712

LOSS FROM OPERATIONS	(5,289)	(4,012)	(16,226)	(12,183)	(202,258)

OTHER INCOME (EXPENSE):
Other income	—	—	—	—	1,249
Interest income	266	57	1,017	253	10,521
Interest expense	(25)	(17)	(61)	(58)	(409)

Other income	241	40	956	195	11,361

NET LOSS	$(5,048)	$(3,972)	$(15,270)	$(11,988)	$(190,897)

COMPUTATION OF NET LOSS PER SHARE APPLICABLE TO COMMON SHARES:

NET LOSS	$(5,048)	$(3,972)	$(15,270)	$(11,988)

NET LOSS PER SHARE (Basic and Diluted)	$(.04)	$(.03)	$(.12)	$(.09)

Weighted average number of shares outstanding (Basic and Diluted)	132,719	146,614	127,916	137,932

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			March 24, 1989
	Nine months ended		(Inception) to
	March 31,		March 31,
	2008	2009	2009
OPERATING ACTIVITIES:
Net loss	$(15,270)	$(11,988)	$(190,897)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	551	522	5,818
Loss on property held for resale	—	—	110
Amortization of discounts and premiums on investments	(362)	(30)	(1,704)
Stock compensation expense	1,635	1,129	8,156
Inventory write downs and reserves	—	—	2,239
Stock issued pursuant to license agreement	—	—	3,300
Provision for losses on accounts receivable	—	—	204
Changes in assets and liabilities:
Receivables	15	(236)	(503)
Inventories	8	—	(2,335)
Other current assets	(278)	432	(594)
Accounts payable and accrued expenses	(793)	(23)	827
Accrued employee benefits	(821)	(392)	355

Net cash used for operating activities	(15,315)	(10,586)	(175,024)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73)
Purchase of short-term investments	(24,752)	—	(212,041)
Maturities of short-term investments	40,000	6,000	213,745
Property and equipment purchases	(201)	(34)	(5,760)
Proceeds from sale of property held for resale	—	—	400

Net cash provided by (used for) investing activities	15,047	5,966	(3,729)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	51,647
Net proceeds from issuance of common stock	13,612	7,343	144,154
Repurchase of common stock	—	—	(49)
Payments received for stock purchase rights	—	—	3,500
Payments received under shareholder notes	—	—	31
Restricted cash used as compensating balance	179	192	(344)
Proceeds from long-term debt	—	—	751
Principal payments under debt obligations	(249)	(331)	(1,861)

Net cash provided by financing activities	13,542	7,204	197,829

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,274	2,584	19,076

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,439	16,492	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,713	$19,076	$19,076

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
          The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. Management believes, based on its current projections of the Company’s cash utilization (which is expected to approximate between $1.2 - $1.3 million per month) and taking into consideration the $1.3 million of additional cash raised in April 2009 (as described in Note 5), available cash and cash equivalents on hand as of April 30, 2009 (which equaled approximately $19.5 million) are adequate to finance the Company’s planned operations at least until March 31, 2010. However, the Company will need to raise a significant amount of additional funds in order to complete its product development programs, complete clinical trials needed to market its products, and commercialize these products. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success include: the rate and degree of progress of its product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, fulfillment of the requirements for marketing authorization from regulatory bodies in the U.S., EU and other countries, the liquidity and market volatility of the Company’s equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, the U.S. economic conditions regarding the availability of investment capital and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would likely have a material adverse impact on the Company’s business, financial condition and results of operations.
     2. Basis of Presentation
          The consolidated condensed financial statements included herein have been prepared by us without audit in accordance the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year or for any other period.

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
          At March 31, 2009, the Company had $19.1 million invested in money market funds, which is included within the “Cash and cash equivalents” line on the balance sheet. Because there are quoted prices in an active market for shares of this money market fund, the Company considers its fair value measure of this investment to be based on Level 1 inputs. The adoption of SFAS 157 did not change the way in which the Company records this investment at fair value.

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
     Service-Based Options
          During the nine months ended March 31, 2009, the Company granted 3,990,000 service-based options to purchase common stock. These were granted with exercise prices equal to the fair value of the Company’s stock at the grant date, vest over four years (other than 3,545,000 of options granted in October 2008 that vest over 3 years) and have lives of 10 years. Non-employee director options vest over one year. The weighted average grant-date fair value of service-based options granted under the Company’s Option Plans during the nine months ended March 31, 2008 and 2009 was $0.66 and $0.39, respectively.
          The net compensation costs recorded for the service-based stock options related to employees and directors were approximately $352,000 and $1,060,000 for the three and nine months ended March 31, 2009, respectively, compared to $487,000 and $1,541,000 for the same periods in fiscal year 2008.
          The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the assumptions noted in the following table.

	Nine Months Ended
	March 31,
	2008	2009
Stock Option Plans:
Expected dividend rate	0%	0%
Expected stock price volatility	61%	73%
Risk free interest rate	4.2%	2.1%
Estimated forfeiture rate	10%	10%
Expected life (years)	6.6	6.6

          The following table summarizes the activity for service-based stock options for the indicated periods:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding at June 30, 2008	8,535,181	$1.31
Granted	3,990,000	$0.39
Exercised	—	—		$—

Forfeited or expired	(1,430,577)	$1.27

Outstanding at March 31, 2009	11,094,604	$0.99	8.0	$27,000

Exercisable at March 31, 2009	4,790,714	$1.34	6.8	$6,000

          As of March 31, 2009, there was approximately $1,152,000 of total unrecognized compensation cost related to non-vested service-based stock options granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years.
     Performance-Based Stock Options
          There were no grants of performance-based stock options for the nine months ended March 31, 2009.
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
          For the performance-based options outstanding at March 31, 2009, there are two tranches of performance-based options that vest upon the satisfaction of performance conditions, all of which vest based on progress toward clinical trial or product successes within a certain timeframe.
          The first tranche would vest if performance conditions are met by June 2011; and, the second tranche would vest if performance conditions are met by June 2012. Each tranche of options is forfeited if its performance conditions are not met by the required timeframe, and vesting for any tranche of options is not dependent on the vesting of the other tranches of options.
          For the nine months ended March 31, 2009, management reviewed the progress toward the performance conditions necessary for these options to vest and concluded that it was not yet probable that the performance conditions of any of the tranches of options would be met and, accordingly, no compensation expense has been recorded.

          The following table summarizes the activity for performance-based stock options for the indicated period:

		Weighted
		Average	Weighted Average
		Exercise	Remaining	Aggregate
Options	Shares	Price	Contractual Term	Intrinsic Value
Outstanding at June 30, 2008	1,287,868	$1.49
Granted	—	—
Exercised	—	—
Forfeited or expired	(406,534)	$1.53

Outstanding at March 31, 2009	881,334	$1.47	7.7	$0

          The aggregate estimated fair value of these awards that are outstanding as of March 31, 2009 is approximately $876,000.
     Restricted Stock Awards
          Restricted stock awards generally vest over a four year period and entitle the recipient to receive common stock upon vesting. The compensation costs charged as operating expenses for restricted stock were approximately $21,000 and $69,000 for the three and nine months ended March 31, 2009, respectively, compared to $41,000 and $94,000 for the same periods in fiscal year 2009.
          A summary of the Company’s restricted stock activity for the nine months ended March 31, 2009 is presented below:

		Weighted Average
		Grant Date Fair
Non-vested Restricted Shares	Shares	Value
Non-vested at June 30, 2008	88,825	$1.68
Granted	155,200	$0.29
Vested	(94,450)	$0.94
Forfeited	(10,050)	$1.85

Non-vested at March 31, 2009	139,525	$0.62

          As of March 31, 2009, there was approximately $26,000 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 0.5 years.

     5. Shareholders’ Equity
          In October 2008, the Company entered into a $15 million common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”), an Illinois limited liability company. On April 29, 2009, Fusion Capital purchased all of the remaining registered shares available under the common stock purchase agreement. In accordance with NASDAQ Capital Market rules, Aastrom did not seek shareholder approval to issue more than 19.99% of its outstanding common stock shares to Fusion Capital.
          Concurrent to entering into the common stock purchase agreement, the Company entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, Aastrom agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. The SEC declared this registration statement to be effective on November 26, 2008. The Company had the right over a 25-month period (beginning on the date the SEC declared the registration statement to be effective) to sell shares of Aastrom common stock to Fusion Capital from time to time in amounts between $60,000 and $2 million, depending on certain conditions as set forth in the agreement, up to an aggregate of $15 million. The number of shares that could be issued to Fusion Capital during each sale was determined based on a stock price (“Purchase Price”) that was the lower of the (a) the lowest sale price of common stock on the purchase date or (b) the arithmetic average of the three (3) lowest closing sale prices of common stock during the twelve (12) consecutive business days (ten (10) days in certain circumstances) ending on the business day immediately preceding the purchase date (to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction). The Company controlled the timing and amount of the sales of shares to Fusion Capital.
          Pursuant to the common stock purchase agreement with Fusion Capital, there were certain events of default which, if such an event were to occur, would eliminate the obligation of Fusion Capital to purchase shares from the Company. Such events included, but were not limited to, (i) shares of the Company’s common stock not being listed on any one of several stock exchanges outlined in the agreement and (ii) a “material adverse change” in the Company’s business or operations. In addition, Fusion Capital did not have the obligation to purchase any shares of the Company’s common stock on any business day that the Purchase Price of the Company’s common stock was below $0.10. The common stock purchase agreement could be terminated by Aastrom at any time at the Company’s discretion without any cost to Aastrom. There were no negative covenants, restrictions on future fundings, penalties or liquidated damages in the agreement. The proceeds received by the Company under the common stock purchase agreement will be used to conduct operations and continue to conduct the Company’s clinical development programs.

          In consideration for entering into the agreement, upon execution of the common stock purchase agreement in October 2008, Aastrom issued to Fusion Capital 1,936,317 shares of the Company’s common stock as a commitment fee. Also, Aastrom issued to Fusion Capital an additional 1,113,835 shares as a pro rata commitment fee.
          Through March 31, 2009, 21,783,142 shares of the Company’s common stock (including 2,887,689 shares related to its commitment fee) were issued to Fusion Capital for net proceeds of $7,335,000.
          During April 2009, 3,959,674 shares of the Company’s common stock (including 162,463 shares related to its commitment fee) were issued to Fusion Capital for net proceeds of $1,259,000. On April 29, 2009, the Company issued the final registered shares available under the common stock purchase agreement with Fusion Capital.
          In October 2008, warrants to purchase up to 1,838,843 shares of common stock pursuant to previous warrant agreements expired unexercised.
          On April 5, 2009, warrants to purchase up to 2,400,000 shares of common stock pursuant to previous warrant agreements expired unexercised.
     6. Net Loss Per Common Share
          Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares, consisting of options, warrants for the purchase of common stock and nonvested restricted shares of common stock, are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for each of the three and nine months ended March 31, 2008 and 2009 is approximately 20,976,000 and 20,436,516, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Aastrom
          We are a regenerative medicine company (a medical area that focuses on developing therapies that regenerate damaged or diseased tissues or organs) that incorporated in 1989 and focuses on the clinical development of autologous cell products (cells collected from a patient and returned to that same patient) for the repair or regeneration of multiple human tissues, based on our proprietary Tissue Repair Cell (TRC) technology. Our preclinical and clinical product development programs utilize patient-derived bone marrow stem and early progenitor cell populations, and are being investigated for their ability to aid in the regeneration of tissues such as cardiac, vascular, bone and neural. TRC-based products have been used in over 325 patients, and are currently in the following stages of development:
•	Cardiac regeneration – Cardiac Repair Cells (CRCs):
o	Dilated cardiomyopathy (DCM) (severe chronic disease of the heart):
▪	U.S.: IMPACT-DCM Phase II clinical trial began treating patients in November 2008; to date, 14 patients enrolled at four clinical sites (The Methodist Hospital, Houston, TX, Baylor University Medical Center, Dallas, TX, The University of Utah School of Medicine, Salt Lake City, UT, and Cleveland Clinic Heart & Vascular Institute, Cleveland, OH); initiation of one other clinical site is in progress; Orphan Drug Designation from the FDA for use in treatment of DCM; and, on May 5, 2009, preliminary findings from the IMPACT-DCM trial were presented at the International Society for Cellular Therapy annual meeting by the study’s National Lead Investigator

▪	Germany: Encouraging data reported April 2008 from compassionate use treatment in two patients; one patient later died of natural causes unrelated to cell therapy; the second patient maintained a left ventricular ejection fraction (LVEF) of 45% at 7-months follow-up (baseline 25-30%)
•	Vascular regeneration – Vascular Repair Cells (VRCs):
o	Critical limb ischemia (CLI):
▪	U.S.: RESTORE-CLI Phase IIb clinical trial has enrolled 60 patients to date; interim analysis of 12-month data for the first 30 patients expected to occur during the 4th quarter of calendar year 2009; patient enrollment continues

▪	Germany: Phase I/II investigator-sponsored clinical trial completed enrollment and patient follow-up ongoing; positive interim data reported October 2007; investigator report of final data expected during the second quarter of calendar year 2009
•	Bone regeneration – Bone Repair Cells (BRCs):
o	Osteonecrosis of the femoral head:
▪	U.S.: ON-CORE Phase III clinical trial active; not enrolling additional patients; Orphan Drug Designation from the FDA for use in treatment of osteonecrosis of the femoral head

▪	Spain: 9 hips (7 patients) currently treated of 10 planned; 24 month follow-up for all patients

▪	Germany: Encouraging data reported October 2007 from compassionate use treatment cases; follow-up ongoing

o	Non-union fractures:
▪	U.S.: Final clinical study report issued in December 2008; TRC product showed an excellent safety profile and the efficacy data indicated a high non-union healing rate, with bridging callus formation rates reported in over 90% of patients 12 months post-surgery compared to 50% historically

▪	Spain: Final 24-month follow-up complete for 10-patient investigator-sponsored Phase II clinical trial; the final investigator report indicates that 7 of 10 cases resulted in healing at 24 months
•	Neural regeneration – Neural Repair Cells (NRCs):
o	Spinal cord injury:
▪	Plans for clinical program on hold
          Our platform TRC technology is based on 1) autologous cell products which are a unique cell mixture containing large numbers of stem and early progenitor cells produced outside of the body from a small amount of bone marrow taken from the patient, and 2) the ability to produce these products in an automated process that meets Good Manufacturing Practice (GMP) requirements.
          We have developed a manufacturing system to produce human cells for clinical use. This automated cell manufacturing system enables the “single-pass perfusion” cell culture process. Single-pass perfusion is our patented manufacturing technology for growing large numbers of human cells. The cellular components of TRC-based products include adult stem and early progenitor cell populations, which are capable of forming tissues such as cardiac, vascular, bone, neural, and the hematopoietic and immune system.
          All TRC-based products are produced using our cell manufacturing system in centralized manufacturing facilities. We have one manufacturing site in the U.S. located in Ann Arbor, MI, and three contract facilities in the EU located in Stuttgart, Germany (Fraunhofer Institute for Interfacial Engineering and Biotechnology), Bad Oeynhausen, Germany (Institute of Laboratory and Transfusion Medicine at the Heart Center) and Barcelona, Spain (Tissue and Cell Therapy Center at the Blood and Tissue Bank).
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

          In May 2008, we reprioritized our clinical development programs to focus primarily on cardiovascular applications, including dilated cardiomyopathy and critical limb ischemia. We have discontinued further patient enrollment into our Phase III ON-CORE (osteonecrosis) bone regeneration trial. We do not anticipate initiating new clinical bone activity, reactivating the Phase III ON-CORE trial or initiating formal clinical trials in the neural area without additional financial resources. While the decision to reprioritize was driven by economic factors, the clinical programs were prioritized based on anticipated time to market and the perceived relative clinical and market potential. We are also exploring the possibility of entering into complementary regenerative medicine business activities, whether through acquisition or otherwise. In addition to reprioritizing our development and clinical programs, we also made reductions in our staff and reduced our overhead expenses.
          We expect that we will need to raise significant additional funds or pursue strategic transactions or other strategic alternatives in order to complete our product development programs, complete clinical trials needed to market our products, and commercialize our products. To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue obtaining required capital in a similar manner. As a development stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. With respect to our current activities, this is not likely to occur until we obtain significant additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through March 31, 2009, we have accumulated a net loss of approximately $191 million. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.
Clinical Development
          Currently, our clinical development programs are focused primarily on the utilization of our TRC technology for cardiac and vascular regeneration. An improved formulation for storage of our TRC-based cell product has been developed to extend the shelf-life of our product. The extended shelf-life provides additional flexibility in transport of the product and in scheduling of patient administration. The extended shelf-life product has been qualified and implemented at our centralized manufacturing sites in the U.S. and EU. It is used for all cardiac and vascular regeneration clinical trials in the U.S. and is available for supply to all active EU treatment sites.
          In May 2008, we reprioritized our clinical development programs to focus on cardiovascular applications, including our Phase II IMPACT-DCM (dilated cardiomyopathy) trial and our Phase IIb RESTORE-CLI (critical limb ischemia) trial. We have discontinued further patient enrollment into our Phase III ON-CORE (osteonecrosis) bone regeneration trial. We do not anticipate initiating new clinical bone activity, reactivating the Phase III ON-CORE trial or initiating formal clinical trials in the neural area without additional financial resources. While the decision to reprioritize was driven by economic factors, the clinical programs were prioritized based on anticipated time to market and the perceived relative clinical and market potential.

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
Clinical Trials Summary
Cardiac Regeneration
          Dilated Cardiomyopathy
          To date, 14 patients have been enrolled in our U.S. Phase II clinical trial (called IMPACT-DCM) at the first four clinical sites (The Methodist Hospital, Houston, TX, Baylor University Medical Center, Dallas, TX, The University of Utah School of Medicine, Salt Lake City, UT, and Cleveland Clinic Heart & Vascular Institute, Cleveland, OH). In November 2008, the first patient was treated in the 40-patient IMPACT-DCM trial to evaluate the use of Cardiac Repair Cells (CRCs), a mixture of stem and progenitor cells derived from a patient’s own bone marrow, for the treatment of dilated cardiomyopathy (DCM), a severe form of chronic heart failure. The U.S. Food & Drug Administration (FDA) approved our Investigational New Drug (IND) application in May 2008. This randomized, controlled, prospective, open-label, Phase II study seeks to enroll 20 patients with ischemic DCM and 20 patients with non-ischemic DCM at up to 5 clinical sites in the U.S. One additional clinical site has been identified and is completing the various steps necessary to begin patient enrollment, including clinical trial agreements, Investigational Review Board (IRB) review and approval, and clinical site training. CRCs, manufactured using Aastrom’s TRC technology, received an Orphan Drug Designation from the FDA for the treatment of DCM in February 2007.

          On May 5, 2009, initial patient data from the IMPACT-DCM trial were presented at the International Society for Cellular Therapy annual meeting by the study’s National Lead Investigator, Dr. Amit N. Patel.
          Participants in the IMPACT-DCM clinical trial must have an LVEF of less than or equal to 30% (60-75% is typical for a healthy person) and meet certain other eligibility criteria. All patients in each group will receive standard medical care and approximately 75% of the patients in each group will be treated with CRCs through direct injection into the heart muscle during open heart surgery. While the primary objective of this study is to assess the safety of CRCs in patients with DCM, efficacy measures including left ventricular ejection fraction and other cardiac function parameters as well as heart failure stage will be monitored. Patients will be followed for 12 months post treatment.
          On March 3, 2009, the FDA informed us that it had completed its review of our response to the issue cited in the FDA clinical hold letter and that the clinical hold had been lifted from the IMPACT-DCM clinical trial, therefore, patient enrollment could resume. We had previously reported on February 2, 2009 that one patient enrolled in the IMPACT-DCM clinical trial experienced a serious adverse event associated with anesthesia management during treatment at one of the clinical sites. Notwithstanding the hold, the FDA authorized us to proceed with the CRC treatment for one patient previously enrolled in the IMPACT-DCM clinical trial. This patient was treated at the end of January 2009. In addition, follow-up monitoring of patients who had previously been treated in the IMPACT-DCM trial continued in accordance with the study protocol during the clinical hold period.
          In April 2008, we reported data from two compassionate use patients treated in Germany with our autologous stem cell therapy for DCM. A cardiothoracic surgeon experienced with cell therapy at the University Hospital in Dusseldorf, Germany performed the first human application of our CRC product through direct injection into the heart muscle during open heart surgery for these two patients in late 2007. The data from these two critically ill patients upon discharge from the surgical center was encouraging. Per typical treatment practices in Germany, once these patients were released from the surgical center, they were followed by regional rehabilitation hospitals or local physicians. Patient #1 had an LVEF of approximately 10% (the percentage of blood pumped out of the heart with each contraction) prior to the CRC treatment in November 2007. Over the course of two months, this patient’s LVEF improved to 25-30% and clinical improvement of his heart failure stage was noted. As reported to us by the surgeon, during his stay at a rehabilitation hospital, this critically ill patient refused all further medical treatment and discharged himself from the hospital against medical advice. This patient’s subsequent death due to natural causes was unrelated to the cell therapy treatment. Patient #2 had an LVEF of 25-30% prior to being treated with CRCs in December 2007. Upon discharge from the surgical center in February 2008 her LVEF had improved to 45%. In September 2008, at a 7 month follow-up visit with the treating surgeon, this patient’s LVEF was again measured at 45% and the patient reported further improvement in her heart failure symptoms. These EU compassionate use treatments provided supporting information considered critical to the success of the U.S. Phase II IMPACT-DCM IND application.

          DCM is a chronic cardiac disease that leads to enlargement of the heart and is associated with reduced pump function to the point that blood circulation is impaired. Typically patients with DCM present with symptoms of congestive heart failure, including limitations in their physical activity and shortness of breath. DCM often represents the end stage of chronic ischemic heart disease in patients who have experienced multiple heart attacks. Patient prognosis depends on the stage of the disease but is typically characterized by a high mortality rate. Other than heart transplantation, there are currently no curative treatment options for end-stage patients with this disease. The New England Journal of Medicine estimates that in the U.S. alone 120,000 people currently suffer from this disease; other sources report estimates of up to 150,000.
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
          In October 2008, the first 30 patients (treatment and placebo control) completed enrollment in our RESTORE-CLI trial, a U.S. Phase IIb prospective, controlled, randomized, double-blind, multi-center clinical trial to treat patients suffering from CLI, the end stage of peripheral arterial disease. This study is allowed to enroll up to 150 patients at up to 30 sites. Patients are randomized into two patient groups (treatment or placebo control), to evaluate the safety and efficacy of VRCs in the treatment of CLI. To date, 60 patients have been enrolled in the RESTORE-CLI trial and 21 clinical sites are open for patient enrollment. Our website will be updated as additional sites are open for patient enrollment. Patients will be followed for a period of twelve months post-treatment. In addition to assessing the safety of the VRCs, secondary objectives include assessing major amputation rates, level of amputation, wound healing and blood flow in the affected limbs, patient quality of life, pain scores and analgesic use. During the 4th quarter of calendar year 2009, we expect to unblind and analyze the clinical data from the first 30 patients enrolled in the study.
          In October 2007, positive interim results from the first 13 patients treated in Germany in a 30-patient multi-arm Phase I/II single-center clinical trial to evaluate the safety of VRCs and unexpanded bone marrow cells in the treatment of chronic diabetic foot wounds associated with CLI were reported by an investigator from the Heart & Diabetes Center located in Bad Oeynhausen, Germany at the 2nd Congress of the German Society for Stem Cell Research in Würzburg, Germany. Results reflect treatment experience from: four diabetic patients with ischemia-related chronic tissue ulcers who were treated with our VRCs; seven patients who were treated with normal unexpanded marrow cells; and two standard of care patients who did not receive cells. All patients received standard wound care as described by the American Diabetes Association. Twelve months post-treatment, all patients in the interim analysis who were treated with VRCs reported no major amputations, no cell-related adverse events, and healing of all open wounds. Of the seven patients treated with unexpanded bone marrow cells, five reported results similar to the VRC-treated patients 12 months post-treatment, one reported similar results to the VRC-treated patients 18 months post-treatment, and one patient underwent a major amputation. For the two standard of care patients who only received wound care (no cells), one patient received a major amputation and one patient experienced no improvement in wound healing after 12 months. Patient follow-up has been completed and final data is expected to be reported by the investigator during the second quarter of calendar year 2009.

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
          In January 2007, we opened patient enrollment and treatment in a clinical trial in Spain utilizing BRCs for the treatment of osteonecrosis of the femoral head. The trial protocol was approved by the Spanish Drug Agency (AEMPS) and Centro Medico Teknon’s (Teknon) Ethics Committee for our Investigational Medicinal Product Dossier (IMPD), and is being conducted at Teknon located in Barcelona, Spain. Patient recruitment is ongoing with 9 hips (7 patients) currently treated of 10 planned.. All patients will be followed for 24 months post-treatment.

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
          An initial 5 patient bone regeneration (post-fracture) study was conducted at three centers in Spain under Ethical Committee approval; positive results were disclosed in May 2005. Following this trial, a physician-sponsored 10 patient Phase II non-union fracture trial was initiated. The Phase II study has completed BRC treatment of all 10 patients. The final investigator report indicates that 7 of 10 cases resulted in healing at 24 months with no adverse events related to bone marrow aspiration or TRC implementation.
          The Phase I/II spine fusion clinical trial at William Beaumont Hospital, Royal Oak, MI has been closed and no further patients will be enrolled. While the 2 patients who were treated in this trial did not experience any cell-related adverse events and there were no safety issues, there was no conclusive evidence of efficacy with the current formulation for ectopic bone formation in this indication.
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
Results of Operations
          Total revenues, consisting of grant revenues and product sales, for the quarter and nine months ended March 31, 2009 were $58,000 and $113,000, respectively, compared to $202,000 and $373,000, respectively, for the same periods in fiscal year 2008. Product sales for the quarter and nine months ended March 31, 2009 were $58,000 and $113,000, respectively, compared to $103,000 and $139,000 for the same periods in fiscal 2008. No grant revenues were recorded for the quarter and nine months ended March 31, 2009 as there were no active grants with the National Institutes of Health. Grant revenues for the quarter and nine months ended March 31, 2008 were $99,000 and $234,000, respectively. Grant revenues may vary in any period based on timing of grant awards, grant-funded activities, level of grant funding and number of grant awards received.
          Total costs and expenses decreased to $4,070,000 for the quarter ended March 31, 2009, compared to $5,491,000 for the quarter ended March 31, 2008.
          Costs and expenses include a decrease in research and development expenses to $2,785,000 for the quarter ended March 31, 2009 from $4,032,000 for the quarter ended March 31, 2008. This decrease reflects the changes we implemented in May 2008, when we reprioritized our clinical development programs to focus primarily on cardiovascular applications. The reprioritization reduced our overall research and development expenses, including salaries and benefits and other purchased services. Research and development expenses also included a non-cash charge relating to share-based compensation expense of $100,000 for the quarter ended March 31, 2009 compared to $204,000 for the quarter ended March 31, 2008.
          Selling, general and administrative expenses decreased for the quarter ended March 31, 2009 to $1,260,000 from $1,429,000 for the quarter ended March 31, 2008. This decrease is primarily due to lower salaries and benefits that are the result of the reduction in force that was part of our reprioritzation of our clinical programs. Selling, general and administrative expenses for the quarter ended March 31, 2009, included a non-cash charge relating to share-based compensation expense of $273,000 compared to $324,000 for the quarter ended March 31, 2008.

          Total costs and expenses decreased to $12,296,000 for the nine months ended March 31, 2009, compared to $16,599,000 for the nine months ended March 31, 2008.
          Research and development expenses decreased for the nine months ended March 31, 2009 to $8,340,000 from $11,800,000 for the nine months ended March 31, 2008, reflecting the changes we implemented in May 2008, when we reprioritized our clinical development programs to focus primarily on cardiovascular applications. The reprioritization reduced our overall research and development expenses, including salaries and benefits and other purchased services. Research and development expenses also included a non-cash charge relating to stock-based compensation expense of $435,000 for the nine months ended March 31, 2009 compared to $641,000 for the nine months ended March 31, 2008.
          Selling, general and administrative expenses decreased for the nine months ended March 31, 2009 to $3,909,000 from $4,768,000 for the nine months ended March 31, 2008. This decrease is primarily due to lower salaries and benefits that are the result of the reduction in force that was part of our reprioritzation of our clinical programs. Selling, general and administrative expenses for the nine months ended March 31, 2009 included a non-cash charge relating to share-based compensation expense of $694,000 compared to $994,000 for the nine months ended March 31, 2008.
          Interest income was $57,000 and $253,000, respectively, for the quarter and nine months ended March 31, 2009 compared to $266,000 and $1,017,000, respectively, for the same periods in fiscal 2008. The fluctuations in interest income are due primarily to corresponding changes in the level of cash, cash equivalents and short-term investments during the periods.
          Interest expense was $17,000 and $58,000, respectively, for the quarter and nine months ended March 31, 2009 compared to $25,000 and $61,000, respectively, for the same periods in fiscal 2008. Interest expense is related to the secured loan with Key Equipment Finance Inc.
          Our net loss was $3,972,000, or $.03 per common share, for the quarter ended March 31, 2009 compared to $5,048,000, or $.04 per common share for the quarter ended March 31, 2008. For the nine months ended March 31, 2009, our net loss decreased to $11,988,000, or $.09 per common share compared to a net loss of $15,270,000, or $.12 per common share for the nine months ended March 31, 2008.
          Our major ongoing research and development programs are focused on the clinical development of TRC-based products, utilizing bone marrow-derived adult stem and early progenitor cells, for use in cardiac and vascular regeneration. We have reprioritized our clinical development programs to focus on cardiovascular applications including our Phase II IMPACT-DCM (dilated cardiomyopathy) trial and our Phase IIb RESTORE-CLI (critical limb ischemia) trial. We have discontinued further patient enrollment into our Phase III ON-CORE (osteonecrosis) bone regeneration trial. We do not anticipate initiating new clinical bone activity, reactivating the Phase III ON-CORE trial or initiating formal clinical trials in the neural area without additional financial resources. While the decision to reprioritize was driven by economic factors, the clinical programs were prioritized based on anticipated time to market and the perceived relative clinical and market potential. Compassionate-use clinical activities have been initiated in Europe to evaluate the treatment of dilated cardiomyopathy using our TRC-based product. All of these potential product applications use TRC technology, our proprietary cells and platform manufacturing technologies. We are also completing other research and development activities using our TRC-based products that are intended to improve the functionality for certain clinical indications, to improve shelf life, and to decrease the cost of manufacturing our TRC-based products. Research and development expenses outside of the TRC-based product development consist primarily of immunotherapy programs, engineering and cell manufacturing.
          The following table summarizes our research and development expenses for the quarter and nine months ended March 31, 2008 and March 31, 2009:

	Quarter Ended March 31,		Nine Months Ended March 31,
R&D Project	2008	2009	2008	2009
TRC-based	$3,774,000	$2,785,000	$11,016,000	$8,340,000
Products
Other	258,000	—	784,000	—

Total	$4,032,000	$2,785,000	$11,800,000	$8,340,000

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
Liquidity and Capital Resources
          We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through March 31, 2009, have totaled approximately $212 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.

          Our combined cash and cash equivalents totaled $19,076,000 at March 31, 2009, a decrease of $3,386,000 from June 30, 2008. The primary uses of cash, cash equivalents and short-term investments during the nine months ended March 31, 2009 included $10,586,000 to finance our operations and working capital requirements, and $34,000 in capital equipment additions. The primary source of cash, cash equivalents and short-term investments was from equity transactions, of which net proceeds of $7,343,000 were raised during the nine months ended March 31, 2009, principally through our agreement with Fusion Capital.
          Pursuant to the agreement with Fusion Capital, we had the right over a 25-month period to sell shares of our common stock to Fusion Capital from time to time in amounts between $60,000 and $2 million, depending on certain conditions as set forth in the agreement, up to an aggregate of $15 million. The number of shares issued to Fusion Capital during each sale was determined based on a stock price (“Purchase Price”) that was the lower of the (a) the lowest sale price of common stock on the purchase date or (b) the arithmetic average of the three (3) lowest closing sale prices of common stock during the twelve (12) consecutive business days (ten (10) days in certain circumstances) ending on the business day immediately preceding the purchase date (to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction). We controlled the timing and amount of the sales of shares to Fusion Capital. In accordance with NASDAQ Capital Market rules, Aastrom did not seek shareholder approval to issue more than 19.99% of its outstanding common stock shares to Fusion Capital.
          There were certain events of default which, if such an event were to occur, would have eliminated the obligation of Fusion Capital to purchase shares from us. Such events included, but were not limited to, (i) shares of our common stock not being listed on any one of several stock exchanges outlined in the agreement and (ii) a “material adverse change” in our business or operations. In addition, Fusion Capital did not have the obligation to purchase any shares of our common stock on any business day that the Purchase Price of our common stock is below $0.10. The common stock purchase agreement could have terminated by us at any time at our discretion without any cost to us. There were no negative covenants, restrictions on future fundings, penalties or liquidated damages in the agreement. The proceeds received by us under the common stock purchase agreement will be used to conduct operations and continue to conduct our clinical development programs.
          In consideration for entering into the agreement, upon execution of the common stock purchase agreement in October 2008, we issued to Fusion Capital 1,936,317 shares of our common stock as a commitment fee. Also, we issued to Fusion Capital an additional 1,113,835 shares as a pro rata commitment fee.
          Through March 31, 2009, 21,783,142 shares of the Company’s common stock (including 2,887,689 shares related to its commitment fee) were issued to Fusion Capital for net proceeds of $7,335,000.

          During April 2009, 3,959,674 shares of the Company’s common stock (including 162,463 shares related to its commitment fee) were issued to Fusion Capital for net proceeds of $1,259,000. On April 29, 2009, the Company issued the final registered shares available under the common stock purchase agreement with Fusion Capital.
          Our monthly cash utilization has averaged approximately $1.2 million for the nine months ended March 31, 2009. We expect our monthly cash utilization for the remainder of fiscal year 2009 to average approximately $1.5 million due to increased expenses to conduct our cardiac trial. Our cash and cash equivalents at April 30, 2009 were $19.5 million.
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
          In order to grow and expand our business, to introduce our product candidates into the marketplace and to possibly acquire or develop complementary business activities, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through the public or private sale of our equity or debt securities and through collaborative arrangements. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. In addition, we may also pursue strategic transactions or other strategic alternatives in order to complete our product development programs, complete clinical trials needed to market our products, and commercialize our products. Several factors will affect our ability to raise additional funding or enter into strategic transactions or other strategic alternatives, including, market volatility of our common stock, continued stock market listing and economic conditions affecting the public markets generally or some portion or the entire technology sector. If our common stock is delisted from the NASDAQ Capital Market, the liquidity of our common stock could be impaired, and prices paid by investors to purchase our shares of our common stock could be lower than might otherwise prevail. See “Risk Factors”.

          Management believes, based on its current projections of the Company’s cash utilization (which is expected to approximate between $1.2 - $1.3 million per month) and taking into consideration the $1.3 million of additional cash raised in April (as described in Note 5), available cash and cash equivalents on hand as of April 30, 2009 (which equaled approximately $19.5 million) are adequate to finance the Company’s planned operations at least until March 31, 2010. However, we will need to raise a significant amount of additional funds in order to complete our product development programs, complete clinical trials needed to market our products, and commercialize these products. These estimates are based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption “Risk Factors” in Item 1a of this report. In order to grow and expand our business, to introduce our product candidates into the marketplace and to possibly acquire or develop complementary business activities, we will need to raise substantial additional funds. We will also need significant additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through the public or private sale of our equity or debt securities and through collaborative arrangements. There can be no assurance that any public or private financing or such collaborative arrangements, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock, continued stock market listing and economic conditions affecting the public markets generally or some portion or the entire technology sector.
          On March 25, 2009, we received notification from the Listings Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) that, given the continued extraordinary market conditions, NASDAQ had further suspended enforcement of the rules requiring a minimum $1.00 per share closing bid price and a minimum market value of publicly held shares until July 20, 2009. As a result of NASDAQ further extending the suspension and the balance of 60 days remaining on our pending compliance period at the time of the initial suspension, we now have until September 18, 2009 to regain compliance with the $1.00 minimum closing bid price rule in order to remain listed on the NASDAQ Capital Market. We must demonstrate a closing bid price of $1.00 or more for a minimum of ten consecutive business days to regain compliance. If our common stock is delisted from the NASDAQ Capital Market, the liquidity of our common stock could be impaired, and prices paid by investors to purchase our shares of our common stock could be lower than might otherwise prevail.
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
     We were incorporated in 1989 and have experienced substantial operating losses since inception. As of March 31, 2009, we have incurred a cumulative net loss totaling approximately $191 million, and we have continued to incur losses since that date. These losses have resulted principally from costs incurred in the research and development of our cell culture technologies and our cell manufacturing system, general and administrative expenses, and the prosecution of patent applications. We expect to continue to incur significant operating losses over the next several years and at least until, and probably after, product sales increase, primarily owing to our research and development programs, including preclinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components, acquisition and development of complementary activities and raising sufficient cash to fund our operating activities. In addition, we may not be able to achieve or sustain profitability.
     The global economy and capital markets are challenging for the small cap biotech sector. This situation makes the timing and potential for future equity financings uncertain.
Our stock may be delisted from NASDAQ, which could affect its market price and liquidity.
     We are required to meet certain qualitative and financial tests (including a minimum bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on the NASDAQ Capital Market. On March 25, 2009, we received notification from the Listings Qualifications Department of NASDAQ that, given the continued extraordinary market conditions, NASDAQ had further suspended enforcement of the rules requiring a minimum $1.00 per share closing bid price and a minimum market value of publicly held shares until July 20, 2009. As a result of NASDAQ further extending the suspension and the balance of 60 days remaining on our pending compliance period at the time of the initial suspension, we now have until September 18, 2009 to regain compliance with the $1.00 minimum closing bid price rule in order to remain listed on the NASDAQ Capital Market. We can regain compliance with the minimum closing bid price rule if the bid price of our common stock closes at $1.00 per share or higher for a minimum of ten consecutive business days during the 180-day compliance period, although NASDAQ may, in its discretion, require us to maintain a minimum closing bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that we have demonstrated the ability to maintain long-term compliance. If we do not regain compliance during the further extended compliance period, NASDAQ will provide written notice that our securities will be delisted from the NASDAQ Capital Market. At such time, we would be able to appeal the delisting determination to a NASDAQ Listing Qualifications Panel.

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
     EU Directives and regulations (laws) have become effective, and have influenced the requirements for manufacturing cell products and the conduct of clinical trials. Recent changes to the EU Medicinal Products Prime Directive (including added annexes and new regulations) shifted patient-derived cells to the medicinal products category which will require Marketing Authorizations in order to market and sell these products. These new requirements will require clinical trials with data submission and review by one or more European regulatory bodies. There is uncertainty about which clinical trial activities and data are required, and because of the recent nature of these new directives, laws and regulations, there is no established precedent to fully understand the requirements for Marketing Authorization.

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
     The market price of shares of our common stock has been volatile, ranging in closing price between $0.16 and $0.73 during the twelve month period ended March 31, 2009. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:
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
Forward-looking statements
     This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but are not always, made through the use of words or phrases such as “anticipates,” “estimates,” “plans,” “projects,” “trends,” “opportunity,” “comfortable,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “achieve,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar words or phrases, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report, and in particular those factors listed under the section “Risk Factors.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of March 31, 2009, our cash and cash equivalents included money market securities, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     The Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), who currently is the same individual, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO/CFO has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to ensure that information related to the Company required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO/CFO, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports; however, the Company’s disclosure controls are designed to provide reasonable assurance that they will achieve their objective of timely alerting the CEO/CFO to the information relating to the Company required to be disclosed in the Company’s periodic reports required to be filed with the SEC.

Changes in Internal Control over Financial Reporting
     During our third quarter of fiscal 2009, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AASTROM BIOSCIENCES, INC.
Date: May 8, 2009	/s/ George W. Dunbar, Jr.
George W. Dunbar, Jr.
President and Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

GLOSSARY

TERM	DEFINITION
Adult Stem Cell	A cell present in adults that can generate a limited range of cell types as well as renew itself.

Adverse Event	Any adverse change in health or “side-effect” that occurs in a person participating in a clinical trial, from the time they consent to joining the trial until a pre-specified period of time after their treatment has been completed.

AEMPS – Agencia Española de Medicamentos y Productos Sanitarios	Spanish Regulatory Agency

Allogeneic	Originating from someone other than the patient receiving treatment. (Aastrom does NOT use allogeneic cells)

ATMP – Advanced Therapy Medicinal Product	New medical products in the European Union based on genes (gene therapy), cells (cell therapy) and tissues (tissue engineering).

Autologous	Originating from the patient receiving treatment. (Aastrom uses only autologous cells)

BLA – Biologics License Application	An application containing product safety, efficacy and manufacturing information required by the FDA to market biologics products in the U.S (equivalent to NDA)

BRC – Bone Repair Cell	Aastrom’s proprietary Tissue Repair Cells for bone indications. (Also see TRC – Tissue Repair Cell)

CBER – Center for Biologics Evaluation and Research	Branch of the FDA that regulates biological products for disease prevention and treatment that are inherently more complex than chemically synthesized pharmaceuticals.

CLI – Critical Limb Ischemia	A vascular disease characterized by insufficient blood flow in the lower extremities that causes severe pain, tissue loss or both.

TERM	DEFINITION
Controlled Clinical Trial	A clinical study that compares patients receiving a specific treatment to patients receiving an alternate treatment for the condition of interest. The alternate treatment may be another active treatment, standard of care for the condition and/or a placebo (inactive) treatment.

CRC – Cardiac Repair Cell	Aastrom’s proprietary Tissue Repair Cells for cardiac indications. (Also see TRC – Tissue Repair Cell)

DCM – Dilated Cardiomyopathy	A chronic cardiac disease where expansion of the patient’s heart reduces the pumping function to a point that the normal circulation of blood cannot be maintained.

Double-Blind Clinical Trial	Clinical trials in which neither the patient nor the physician know if the patient received the experimental treatment or a control/placebo.

LVEF – Left Ventricle Ejection Fraction	The fraction of blood pumped out of the left ventricle with each heart beat.

EMEA – European Medicines Agency	European Union body responsible for coordinating the existing scientific resources put at its disposal by Member States for the evaluation, supervision and pharmacovigilance of medicinal products. The Agency provides the Member States and the institutions of the EU the best-possible scientific advice on any question relating to the evaluation of the quality, safety and efficacy of medicinal products for human or veterinary use referred to it in accordance with the provisions of EU legislation relating to medicinal products. EMEA is similar in function to the US FDA (see FDA below).

EU – European Union	The economic and political union of 27 member states, located primarily in Europe, for which the EMEA holds the medical regulatory power.

Ex vivo	Outside the body

TERM	DEFINITION
FDA – Food & Drug Administration	The U.S. FDA ensures that medicines, medical devices, and radiation-emitting consumer products are safe and effective. Authorized by Congress to enforce the Federal Food, Drug, and Cosmetic Act and several other public health laws, the agency monitors the manufacture, import, transport, storage, and sale of $1 trillion worth of goods annually.

GMP – Good Manufacturing Practice	GMP regulations require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are safe, pure, and effective. GMP regulations require a quality approach to manufacturing, enabling companies to minimize or eliminate instances of contamination, mix-ups, and errors.

GTP – Good Tissue Practice	GTP regulations help ensure that donors of human cellular and tissue-based products are free of communicable diseases and that the cells and tissues are not contaminated during manufacturing and maintain their integrity and function. Key elements of the proposed rule are: Establishment of a quality program, which would evaluate all aspects of the firm’s operations, to ensure compliance with GTP; Maintenance of an adequate organizational structure and sufficient personnel; Establishment of standard operating procedures for all significant steps in manufacturing; Maintenance of facilities, equipment and the environment; Control and validation of manufacturing processes; Provisions for adequate and appropriate storage; Record keeping and management; Maintenance of a complaint file; Procedures for tracking the product from donor to recipient, and from recipient to donor.

TERM	DEFINITION
Hematopoietic Stem Cells	Stem cells that give rise to all the blood cell types including myeloid (monocytes and macrophages, neutrophils, basophils, eosinophils, erythrocytes, megakaryocytes/platelets, dendritic cells), and lymphoid lineages (T-cells, B-cells, NK-cells).

IMPACT-DCM	Aastrom’s U.S. Phase II dilated cardiomyopathy clinical trial.

IMPD – Investigational Medicinal Product Dossier	An IMPD is now required to accompany an application to perform clinical trials in any European Member State. It provides a summary of information on the quality of the product being evaluated in a clinical trial planned to occur in a European Member State, including reference products and placebos. It also provides data from non-clinical studies and available previous clinical experience with the use of the investigational medicinal product.

In vitro	In a laboratory dish or test tube; in an artificial environment

IND – Investigational New Drug	An application submitted to the FDA for a new drug or biological drug that, if approved, will be used in a clinical trial.

IRB – Institutional Review Board	A committee designated to formally approve, monitor, and review biomedical research at an institution involving humans. Institutional Review Boards aim to protect the rights and welfare of the research subjects. For Aastrom-sponsored clinical trials, IRB approval must be obtained at each individual clinical site in order for patient recruitment and treatment to commence at that site.

Non-union Fractures	Broken bones that have failed to unite and heal

NRC – Neural Repair Cell	Aastrom’s proprietary Tissue Repair Cells for Neural indications (Also see TRC – Tissue Repair Cell)

ON – Osteonecrosis	A progressive bone disease characterized by death of bony tissue due to insufficient blood flow within the bone.

TERM	DEFINITION
ON-CORE	Aastrom’s U.S. Phase III osteonecrosis of the femoral head clinical trial

Open-label Clinical Trial	A trial in which both the treating physician and the patient know whether they are receiving the experimental treatment or control/placebo treatment.

Orphan Drug Designation	“Orphan drug” refers to a drug or biologic that is intended for use in the treatment of a rare disease or condition. Orphan drug designation from the U.S. Food and Drug Association (FDA) qualifies the sponsor to receive certain benefits from the Government in exchange for developing the drug for a rare disease or condition. The drug must then go through the FDA marketing approval process like any other drug or biologic which evaluates for safety and efficacy. Usually a sponsor receives a quicker review time and lower application fees for an orphan product.

Osteoblast	A bone forming cell

Phase I Clinical Trial	A Phase I trial represents an initial study in a small group of patients to test for safety and other relevant factors

Phase II Clinical Trial	A Phase II trial represents a study in a moderate number of patients to assess the safety and efficacy of a product

Phase IIb Clinical Trial	A Phase IIb trial is a moderately-sized Phase II study that is more specifically designed assess the efficacy of a product than a Phase IIa trial

Phase III Clinical Trial	Phase III studies are initiated to establish safety and efficacy in an expanded patient population at multiple clinical study sites and are generally larger than trials in earlier phases of development.

Progenitor Cells	A “parent” cell that gives rise to a distinct cell lineage by a series of cell divisions.

Prospective Clinical Trial	A clinical trial in which participants are identified and then followed for a period of time during and after the conclusion of a clinical trial.

TERM	DEFINITION
Randomized Clinical Trial	A clinical trial in which the participants are assigned randomly to different treatment groups.

Somatic Cell	Any of the cells that are responsible for forming the body of an organism such as internal organs, bones, skin, connective tissues and blood.

SPP – Single-Pass Perfusion	SPP is Aastrom’s proprietary technology that controls gas and cell culture media exchange to enable the replication of early-stage stem and progenitor cells while preventing their differentiation into mature cells.

Standard of care treatment	The treatment normally prescribed in medical practice for a particular illness, injury or procedure.

Stem Cell	Unspecialized (undifferentiated) cells that retain the ability to divide throughout a lifetime and give rise to more specialized (differentiated) cells which take the place of cells that die or are lost.

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