Form 10-Q
period 2009-09-30
AASTROM BIOSCIENCES INC
filed 2009-11-06
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009,
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
Yes — ☐ No — ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer — ☐	Accelerated filer — ☑	Non-accelerated filer — ☐ (Do not check if a smaller reporting company)	Smaller reporting company — ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes — ☐ No — ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE (Class)	173,971,085 Outstanding at November 5, 2009

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q
September 30, 2009

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited

	a) Consolidated Condensed Balance Sheets as of June 30, 2009 and September 30, 2009	3

	b) Consolidated Condensed Statements of Operations for the three months ended September 30, 2008 and 2009 and for the period from March 24, 1989 (Inception) to September 30, 2009	4

	c) Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 2008 and 2009 and for the period from March 24, 1989 (Inception) to September 30, 2009	5

	d) Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

SIGNATURES		40

EXHIBIT INDEX		41

GLOSSARY		42
EX-31.1
EX-32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	September 30,
	2009	2009
Assets

CURRENT ASSETS:

Cash and cash equivalents	$17,000	$17,357
Receivables, net	58	519
Inventory	1	—
Other current assets	732	902

Total current assets	17,791	18,778

PROPERTY AND EQUIPMENT, NET	1,485	1,388

Total assets	$19,276	$20,166

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$853	$1,335
Accrued employee benefits	355	334
Current portion of long-term debt	479	418

Total current liabilities	1,687	2,087

LONG-TERM DEBT	305	249

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized — 250,000,000; shares issued and outstanding — 160,222,644 and 171,774,132, respectively	213,107	217,454
Deficit accumulated during the development stage	(195,823)	(199,624)

Total shareholders’ equity	17,284	17,830

Total liabilities and shareholders’ equity	$19,276	$20,166

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

			March 24, 1989
	Quarter ended		(Inception) to
	September 30,		September 30,
	2008	2009	2009
REVENUES:
Product sales and rentals	$27	$73	$1,834
Research and development agreements	—	—	2,105
Grants	—	—	9,657

Total revenues	27	73	13,596

COSTS AND EXPENSES:
Cost of product sales and rentals	4	32	794
Cost of product sales and rentals — provision for obsolete and excess inventory	—	—	2,239
Research and development	2,726	2,911	151,019
Selling, general and administrative	1,316	946	69,604

Total costs and expenses	4,046	3,889	223,656

LOSS FROM OPERATIONS	(4,019)	(3,816)	(210,060)

OTHER INCOME (EXPENSE):
Other income	—	—	1,249
Interest income	127	28	10,592
Interest expense	(21)	(13)	(437)

Total other income, net	106	15	11,404

NET LOSS	$(3,913)	$(3,801)	$(198,656)

COMPUTATION OF NET LOSS PER SHARE APPLICABLE TO COMMON SHARES:

NET LOSS	$(3,913)	$(3,801)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(.03)	$(.02)

Weighted average number of common shares outstanding (Basic and Diluted)	132,796	165,433

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			March 24, 1989
	Quarter ended		(Inception) to
	September 30,		September 30,
	2008	2009	2009
OPERATING ACTIVITIES:
Net loss	$(3,913)	$(3,801)	$(198,656)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	175	151	6,151
Loss on property held for resale	—	—	110
Amortization of discounts and premiums on investments	(30)	—	(1,704)
Stock compensation expense	363	47	8,436
Inventory write downs and reserves	—	—	2,239
Stock issued pursuant to license agreement	—	—	3,300
Provision for losses on accounts receivable	—	—	204
Changes in assets and liabilities:
Receivables	(48)	(461)	(768)
Inventories	—	1	(2,335)
Other current assets	(61)	(238)	(672)
Accounts payable and accrued expenses	43	482	1,278
Accrued employee benefits	(277)	(21)	334

Net cash used for operating activities	(3,748)	(3,840)	(182,083)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73)
Purchase of short-term investments	—	—	(212,041)
Maturities of short-term investments	6,000	—	213,745
Property and equipment purchases	(4)	(54)	(5,815)
Proceeds from sale of property held for resale	—	—	400

Net cash provided by (used for) investing activities	5,996	(54)	(3,784)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	51,647
Net proceeds from issuance of common stock	5	4,300	149,645
Repurchase of common stock	—	—	(49)
Payments received for stock purchase rights	—	—	3,500
Payments received under shareholder notes	—	—	31
Restricted cash used as compensating balance	63	68	(209)
Proceeds from long-term debt	—	—	751
Principal payments under long-term obligations	(108)	(117)	(2,092)

Net cash provided by (used for) financing activities	(40)	4,251	203,224

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,208	357	17,357

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,492	17,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,700	$17,357	$17,357

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$21	$13	$437
The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(A clinical development stage company)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
     Aastrom Biosciences, Inc. (the “Company”) was incorporated in March 1989 (Inception), began employee-based operations in 1991, and is in the development stage. The Company operates its business in one reportable segment — research and product development involving the development of autologous cell products for use in regenerative medicine.
     Successful future operations are subject to several technical hurdles and risk factors, including satisfactory product development, timely initiation and completion of clinical trials, regulatory approval and market acceptance of the Company’s products and the Company’s continued ability to obtain future funding.
          The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. While management believes available cash, cash equivalents and short-term investments are adequate to finance its operations at least through September 30, 2010, in part due to the fact that many of the Company’s expenditures are discretionary in nature and could, if necessary, be delayed, the Company will need to raise a substantial amount of additional funds in order to complete its product development programs, complete clinical trials needed to market its products, and commercialize these products. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success include: the rate and degree of progress of its product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the U.S., EU and other countries, the liquidity and market volatility of the Company’s equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would likely have a material adverse impact on the Company’s business, financial condition and results of operations.
2. Basis of Presentation
          The consolidated condensed financial statements included herein have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the quarter ended

September 30, 2009, are not necessarily indicative of the results to be expected for the full year or for any other period.
          These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the Securities and Exchange Commission.
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
3. Fair Value Measurements
          Effective July 1, 2008, the Company began measuring assets and liabilities at fair value on a recurring basis. In addition to expanding the disclosures surrounding fair value measurements, U.S. GAAP (Generally Accepted Accounting Principles) clarifies that fair value represents the amount that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
          At September 30, 2009, the Company had $17.4 million invested in two money market funds, which is included within the “Cash and cash equivalents” line on the balance sheet. Because there are quoted prices in an active market for shares of these money market funds, the Company considers its fair value measure of these investments to be based on Level 1 inputs.
4. Share-Based Compensation
          The Company has various stock incentive plans and agreements (Option Plans) that provide for the issuance of nonqualified and incentive stock options as well as other equity awards. Such awards may be granted by the Company’s Board of Directors to certain of the Company’s employees, directors and consultants.

Service-Based Options
          During the quarter ended September 30, 2009, the Company granted 3,030,000 service-based options to purchase common stock. These were granted with exercise prices equal to the fair value of the Company’s stock at the grant date, vest over four years (other than non-employee director options which vest over one year) and have lives of ten years. The weighted average grant-date fair value of service-based options granted under the Company’s Option Plans during the quarters ended September 30, 2008 and 2009 was $0.25 and $0.27 respectively.
          The net compensation costs recorded for the service-based stock options related to employees and directors were approximately $343,000 and $38,000 for the quarters ended September 30, 2008 and 2009, respectively. Included in the net compensation costs for the quarter ended September 30, 2009, is a reversal of previously-recognized stock compensation expense of $279,000 for certain options held by George W. Dunbar that will be forfeited when he steps down as Chief Executive Officer, President and Chief Financial Officer on December 14, 2009. This expense was reversed in the quarter ended September 30, 2009, because these options are no longer expected to vest due to the management transiton that was announced on September 3, 2009.
          The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the assumptions noted in the following table.

	Quarter ended
	September 30,
	2008	2009
Stock Option Plans:
Expected dividend rate	0%	0%
Expected stock price volatility	61%	72.3% - 72.8%
Risk free interest rate	3.1%	2.84% - 2.98%
Estimated forfeiture rate	10%	10%
Expected life (years)	6.6	6.25
          The following table summarizes the activity for service-based stock options for the indicated periods:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at June 30, 2009	10,923,059	$1.27
Granted	3,030,000	$0.40
Exercised	—	—		$—

Forfeited or expired	(1,700)	$1 .50

Outstanding at September 30, 2009	13,951,359	$0.85	8.1	$243,000

Exercisable at September 30, 2009	5,606,280	$1.25	6.7	$41,000

          As of September 30, 2009 there was approximately $1,188,000 of total unrecognized compensation cost related to non-vested service-based stock options granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Performance-Based Stock Options
          There were no grants of performance-based stock options during the quarter ended September 30, 2009. There have been no changes to the terms of the performance-based stock options from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009.
          For the quarter ended September 30, 2009, management reviewed the progress toward the performance conditions necessary for these options to vest and concluded that it was not yet probable that the performance conditions of any of the tranches of options would be met and, accordingly, no compensation expense has been recorded.
          The following table summarizes the activity for performance-based stock options for the indicated period:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at June 30, 2009	881,334	$1.47
Granted	—	—

Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2009	881,334	$1.47	7.0	$0

          The aggregate estimated fair value of these awards that are outstanding as of September 30, 2009 is approximately $876,000.
Restricted Stock Awards
          Restricted stock awards generally vest over a four year period and entitle the recipient to receive common stock upon vesting. The compensation costs charged as operating expenses for restricted stock for the quarters ended September 30, 2008 and 2009 were $20,000 and $9,000, respectively.

          A summary of the Company’s restricted stock activity for the quarter ended September 30, 2009 is presented below:

		Weighted
		Average
		Grant Date
Non-vested Restricted Shares	Shares	Fair Value
Non-vested at June 30, 2009	100,150	$0.74
Granted	—	—
Vested	(59,925)	$1.02
Forfeited	—	—

Non-vested at September 30, 2009	40,225	$0.33

          As of September 30, 2009, there was approximately $2,000 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 0.7 years.
5. Shareholders’ Equity
          On June 12, 2009, the Company entered into a $30.0 million common stock purchase agreement with Fusion Capital Fund II, LLC, (“Fusion Capital”) an Illinois limited liability company. The terms of the arrangement with Fusion Capital are disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 and there have been no changes to the terms of this arrangement during the quarter ended September 30, 2009.
          During the quarter ended September 30, 2009, 11,551,486 shares of the Company’s common stock (including 346,923 shares related to its commitment fee) were issued to Fusion Capital for net proceeds of $4,300,000.
          During October 2009, 2,196,953 shares of the Company’s common stock (including 64,544 shares related to its commitment fee) were issued to Fusion Capital for net proceeds of $800,000.
6. Net Loss Per Common Share
          Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares, consisting of options, warrants for the purchase of common stock and unvested restricted shares of common stock are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares that have been excluded from the computations of net loss per common share for the quarters ended September 30, 2008 and 2009 is approximately 19,145,017 and 20,793,971, respectively.
7. Recent Accounting Pronouncements
          In July 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (ASC) as the only authoritative source of generally accepted accounting principles. The ASC is effective for interim and annual reporting periods ending after September 15, 2009. The Company implemented use of the ASC without a significant impact on its consolidated financial statements.
          In September 2006, the FASB issued ASC 820 (SFAS No. 157, Fair Value Measurements. SFAS No. 157). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. The Company adopted the disclosure and recognition provisions for non-financial assets and liabilities, for interim and annual periods effective July 1, 2009 and it had no effect on the consolidated financial statements.
8. Subsequent Events
          On October 23, 2009, Aastrom Biosciences, Inc. entered into an Amendment to its Employment Agreement with George W. Dunbar, Jr. dated July 17, 2006 (the “Amendment”), a Consulting Agreement with Timothy M. Mayleben and an Employment Agreement with Mr. Mayleben. These agreements were entered into in connection with the management transition whereby, immediately after the upcoming Annual Meeting of Shareholders scheduled for December 14, 2009, Mr. Dunbar will step down as Chief Executive Officer, President and Chief Financial Officer and Mr. Mayleben will assume such responsibilities.
          Under the Amendment, Mr. Dunbar will terminate his employment with the Company and resign from all positions with the Company and its affiliates, other than his membership on the Board of Directors. Other than 500,000 stock options granted to Mr. Dunbar in October 2008, Mr. Dunbar will forfeit all of his vested and unvested stock options upon the termination of his employment with the Company. Because Mr. Dunbar will remain a member of the Company’s Board of Directors upon his termination of employment with the Company, he will continue to vest in his remaining 500,000 stock options under the original terms of the stock option agreement.
          During this period, Mr. Mayleben will continue as an independent contractor to the Company and not as an employee.
          Under the agreements entered into with Mr. Mayleben, he will be granted an initial stock option to purchase 3,000,000 shares of the Company’s common stock (with an exercise price equal to the fair market value of the stock on the date of grant) immediately following the upcoming Annual Meeting of the Shareholders on December 14, 2009. All 3,000,000 options will be service-based options and will vest in 48 equal monthly installments commencing on the first day of the calendar month following the date of grant.
          The Company has evaluated subsequent events through November 6, 2009, the date that these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Aastrom
          We are a regenerative medicine company (a medical area that focuses on developing therapies that regenerate damaged or diseased tissues or organs) that incorporated in 1989 and focuses on the clinical development of autologous cell products (cells collected from a patient and returned to that same patient) for the treatment of chronic cardiovascular diseases. Our proprietary Tissue Repair Cell (TRC) technology expands the numbers of stem and early progenitor cells from a small amount of bone marrow collected from the patient. Bone marrow provides a rich source of diverse cell populations, is easily accessible and allows us to produce a personalized cell product for site-specific delivery to the patient’s diseased tissues. We have treated more than 350 patients in various clinical trials over 10 years without any product safety issues, and are currently in the following stages of development (see “Clinical Development” for additional development information):
•	Cardiac regeneration — Cardiac Repair Cells (CRCs):
•	Dilated cardiomyopathy (DCM — a severe condition associated with chronic heart failure):
•	FDA has granted Orphan Drug Designation to CRCs for use in treatment of DCM

•	U.S.: Phase II IMPACT-DCM surgical clinical trial
•	Surgical clinical trial began treating patients in November 2008

•	To date, 29 patients enrolled in trial

•	Five clinical sites are open for patient enrollment (Methodist DeBakey Heart &Vascular Center, Houston, TX, Baylor University Medical Center, Dallas, TX, The University of Utah School of Medicine, Salt Lake City, UT, Cleveland Clinic Heart & Vascular Institute, Cleveland, OH, and Emory University Hospital Midtown, Atlanta, GA)

•	All 40 patients expected to be enrolled by December 31, 2009 and will be followed for 1 year

•	Expected to report clinical trial interim data during 1st quarter of calendar year 2010

•	Report of preliminary interim data expected once all patients have completed 6 month follow-up visits
•	U.S.: Phase II cardiac catheter clinical trial
•	Designed to explore a catheter-based approach for the delivery of CRCs to treat DCM patients

•	Expected to initiate clinical site training during 4th quarter of calendar year 2009
•	Vascular regeneration — Vascular Repair Cells (VRCs):
•	Critical limb ischemia (CLI — the most severe form of peripheral arterial disease):
•	U.S.: Phase IIb RESTORE-CLI clinical trial
•	To date, 76 patients enrolled in trial

•	Unblind clinical data for planned interim analysis expected to occur during the 4th quarter of calendar year 2009

•	Expected to report interim clinical data during 1st quarter of calendar year 2010

          Our platform TRC technology is based on a manufacturing system we developed to produce human cells for clinical use. This automated cell manufacturing system enables 1) the “single-pass perfusion” cell culture process which is our patented manufacturing technology for growing large numbers of human stem and early progenitor cells, and 2) the ability to produce these products in an automated process that meets Good Manufacturing Practice (GMP) guidelines.
          Our cell products have three features that we believe are critical for future success in regenerative medicine. Our products are:
•	autologous which helps to ensure the product is not immuno-rejected by the patient and has the potential to engraft, differentiate and integrate long-term into functional tissues and organs,

•	expanded which allows for higher numbers of stem and progenitor cells than would be obtainable with a product harvested directly from a patient and then returned to the patient without a culturing step, and

•	composed of a mixed population of cells which includes all constituents of the original bone marrow and ensures that if multiple cell types are needed to regenerate the target tissue or a specific cell type is required, the product can directly address the need.
          The cellular components of TRC-based products include adult stem and early progenitor cell populations which are capable of forming tissues such as cardiac, vascular, bone and neural and can reconstitute the hematopoietic and immune systems.
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
          Since our inception, we have been in the development stage and engaged in research and product development, conducted principally on our own behalf. Our initial business plan was to pursue our targeted markets by commercializing our cell manufacturing system and supplies; however, since 2004, we have phased out our marketing efforts promoting the cell manufacturing system as a commercial product. Currently, we have minimal product sales consisting of manufacturing supplies to academic collaborators in the U.S. and cell-based products to EU-based physicians.
          We are currently focused on utilizing our TRC technology to produce autologous cell-based products for use in cardiovascular applications. At such time as we satisfy applicable regulatory approval requirements, we expect the sales of our TRC-based products to constitute nearly all of our product sales revenues.
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
          In May 2008, we reprioritized our clinical development programs to focus primarily on cardiovascular applications, including dilated cardiomyopathy and critical limb ischemia. We have discontinued further patient enrollment into our Phase III ON-CORE (osteonecrosis) bone regeneration trial. We do not anticipate initiating new clinical bone activity, reactivating the Phase III ON-CORE trial without additional financial resources.
          We expect that we will need to raise significant additional funds or pursue strategic transactions or other strategic alternatives in order to complete our product development programs, complete clinical trials needed to market our products, and commercialize our products. To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue to seek to obtain the required capital in a similar manner. As a development stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. With respect to our current activities, this is not likely to occur until we obtain significant additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through September 30, 2009, we have accumulated a net loss of approximately $199 million. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.
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
Clinical Trials Summary
Cardiac Regeneration
     Dilated Cardiomyopathy — Surgical
     To date, 29 patients have been enrolled in our U.S. Phase II surgical clinical trial (called IMPACT-DCM) and the five clinical sites are open for patient enrollment (Methodist DeBakey Heart &Vascular Center, Houston, TX, Baylor University Medical Center, Dallas, TX, The University of Utah School of Medicine, Salt Lake City, UT, Cleveland Clinic Heart & Vascular Institute, Cleveland, OH, and Emory University Hospital Midtown, Atlanta, GA). In November 2008, the first patient was treated in the 40-patient IMPACT-DCM trial to evaluate the use of Cardiac Repair Cells (CRCs), a mixture of stem and progenitor cells derived from a patient’s own bone marrow, for the treatment of dilated cardiomyopathy (DCM), a severe condition associated with chronic heart failure. This randomized, controlled, prospective, open-label, Phase II study seeks to enroll 20 patients with ischemic DCM and 20 patients with non-ischemic DCM at up to 5 clinical sites in the U.S. CRCs, manufactured using Aastrom’s TRC technology, received an Orphan Drug Designation from the U.S. Food & Drug Administration (FDA) for the treatment of DCM in February 2007. The FDA approved our Investigational New Drug (IND) application for this clinical trial in May 2008.
     We anticipate that all 40 patients will be enrolled into the IMPACT-DCM trial by December 31, 2009, and we expect to report interim data during the first quarter of calendar year 2010. In addition, we anticipate reporting preliminary 6-month interim data after all 40 patients have completed their 6-month follow-up visits.
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
     Dilated Cardiomyopathy — Catheter
     We are expanding our ongoing clinical program to evaluate CRCs in the treatment of severe heart failure patients. We have submitted an IND application with the FDA to initiate a second clinical trial to treat DCM patients. The second cardiac regeneration trial is designed to explore a catheter-based approach for the delivery of CRCs to treat DCM patients, in addition to the ongoing surgical delivery approach in the IMPACT-DCM trial. It is anticipated that we will initiate clinical site training for a U.S. Phase II clinical trial for DCM patients with catheter delivery of CRCs during the 4th quarter of calendar year 2009.
     Dilated Cardiomyopathy — Background
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
Vascular Tissue Regeneration
     Critical Limb Ischemia
     Laboratory observations have shown that TRC-based products have the ability to form small blood vessel-like structures in vitro. Based on these encouraging data, we are conducting clinical trials to evaluate the safety and efficacy of Vascular Repair Cells (VRCs), based on TRC technology, in the treatment of patients suffering from diabetes with open foot wounds and in patients diagnosed with critical limb ischemia (CLI), which represents the end stage of peripheral arterial disease. These patients suffer from chronic rest pain, ulcers or gangrene in their limbs.
     In October 2008, the first 30 patients (treatment and placebo control) completed enrollment in our RESTORE-CLI trial, a U.S. Phase IIb prospective, controlled, randomized, double-blind, multi-center clinical trial to treat patients suffering from CLI.. This study is designed to enroll up to 150 patients at up to 30 sites. Patients are randomized into two patient groups (treatment or placebo control), to evaluate the safety and efficacy of VRCs in the treatment of CLI. To date, 76 patients have been enrolled in the RESTORE-CLI trial and 18 clinical sites are open for patient enrollment. Please see our website for the most updated list of sites that are open for patient enrollment. Patients will be followed for a period of 12 months post-treatment. In addition to assessing the safety of the VRCs, secondary objectives include the measurement of major amputation rates, the level of amputation, wound healing and blood flow in the affected limbs, patient quality of life, pain scores and analgesic use. During the fourth quarter of calendar year 2009, we expect to unblind and analyze interim clinical data from a subset of patients enrolled in the study that includes the first 30 patients who have completed their entire 12 month follow-up. Interim clinical data is expected to be reported during the first quarter of calendar year 2010.
     In October 2007, positive interim results from the first 13 patients treated in Germany in a 30-patient multi-arm Phase I/II single-center clinical trial to evaluate the safety of VRCs and unexpanded bone marrow cells in the treatment of chronic diabetic foot wounds associated with CLI were reported by an investigator from the Heart & Diabetes Center located in Bad Oeynhausen, Germany, at the 2nd Congress of the German Society for Stem Cell Research in Würzburg, Germany. Results reflect treatment experience from: four diabetic patients with ischemia-related chronic tissue ulcers who were treated with our VRCs; seven patients who were treated with normal unexpanded marrow cells; and two standard of care patients who did not receive cells. All patients received standard wound care as described by the American Diabetes Association. Twelve months post-treatment, all patients in the interim analysis who were treated with VRCs reported no major amputations, no cell-related adverse events, and healing of all open wounds. Of the 7 patients treated with unexpanded bone marrow cells, 5 reported results similar to the VRC-treated patients 12 months post-treatment, 1 reported similar results to the VRC-treated patients 18 months post-treatment, and 1 patient underwent a major amputation. For the 2 standard of care patients who only received wound care (no cells), one patient received a major amputation and one patient experienced no improvement in wound healing after 12 months. Patient follow-up has been completed and final data is expected to be reported by the investigator before the end of calendar year 2009.
     In Spain, two compassionate use cases have been treated for critical limb ischemia to date and patient follow-up is ongoing. These cases were conducted under approval from the AEMPS (Spanish Drug Agency).
Bone Regeneration
     Maxillofacial
     In the U.S., an investigator-sponsored controlled study in the treatment of alveolar bone defects is enrolling patients. The primary objective of this investigator-sponsored study is to determine whether the placement of Bone Repair Cells (BRCs) at the time of tooth extraction can safely and effectively promote bone regeneration in alveolar bone defects created by tooth extraction.
     A second U.S. investigator-sponsored controlled study is anticipated to begin patient enrollment for the treatment of sinus floor bone augmentation. The primary objective of this study is to determine whether the placement of BRCs during bone regenerative sinus augmentation can safely and effectively promote bone regeneration in the resorbed posterior maxilla.
     In Spain, 3 patients with craniofacial defects have been treated under compassionate use. The investigator reported early bone formation resulted in healing, including peripheral nerve regeneration or repair, new skin formation, and proliferation of blood vessels in the ischemic areas.
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
     In May 2007, the FDA approved our Investigational New Drug (IND) application which allowed us to proceed with our ON-CORE trial, a U.S. Phase III clinical trial, to use our BRCs based on our TRC technology in the treatment of osteonecrosis (also known as avascular necrosis) of the femoral head. Osteonecrosis of the femoral head involves the death of cells in the bone and marrow within the femur head and in many cases leads to total hip replacement. While the 7 treated patients will continue to be monitored for the full 24-month follow-up period, no additional patients are being enrolled at this time. Our website will be updated if we resume patient enrollment in this trial. In March 2006, we received an Orphan Drug Designation from the FDA to use our BRCs in the treatment of osteonecrosis of the femoral head.
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
     An initial 5 patient bone regeneration (post-fracture) study was conducted at 3 centers in Spain under Ethical Committee approval; positive results were disclosed in May 2005. Following this trial, a physician-sponsored 10 patient Phase II non-union fracture trial was initiated. The Phase II study has completed BRC treatment of all 10 patients. The final physician report indicates that 7 of 10 cases resulted in healing at 24 months with no adverse events related to bone marrow aspiration or TRC administration.
     The Phase I/II spine fusion clinical trial at William Beaumont Hospital, Royal Oak, MI has been closed and no further patients will be enrolled. While the 2 patients who were treated in this trial did not experience any cell-related adverse events and there were no safety issues, there was no conclusive evidence of efficacy with the current formulation for ectopic bone formation in this indication. A final clinical study report on this trial will be finalized in fourth quarter 2009.
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
     In any event, we do not anticipate generating significant sales in any geographic region until we have sufficient evidence of clinical safety and efficacy to ensure marketplace acceptance and product reimbursement and to justify the investment in manufacturing, sales and marketing infrastructure. However, we are currently generating limited, nominal sales of TRC-based products. As a result of these limited, commercial treatment activities, it is possible that we, or third parties, may make case studies and other data generated outside of a clinical trial program available on websites, in publications or in presentations. Such data should be considered anecdotal; it is not intended to represent evidence of clinical efficacy or to suggest that any future clinical trials will demonstrate that TRC-based products are effective in any specific medical application.
Results of Operations
     Total revenues, consisting of product sales, for the quarter ended September 30, 2009 were $73,000 compared to total revenues of $27,000 for the same period in fiscal year 2009. The fluctuations in product sales is due to the changes in volume of cell production sales for investigator-sponsored clinical trials in Spain and limited cell manufacturing supplies to a research institute in the U.S. At such time as we satisfy applicable regulatory approval requirements, we expect the sales of our TRC cell-based products will constitute nearly all of our product sales revenues.
     Cost of product sales and rentals were $32,000 for the quarter ended September 30, 2009 compared to $4,000 for the same period in fiscal year 2009. The fluctuations in the cost of product sales and rentals are due to the changes in the volume of product sales.
     Total costs and expenses decreased to $3,889,000 for the quarter ended September 30, 2009, compared to $4,046,000 for the quarter ended September 30, 2008.
     Costs and expenses include an increase in research and development expenses to $2,911,000 for the quarter ended September 30, 2009 from $2,726,000 for the quarter ended September 30, 2008. This increase reflects continued expansion of our clinical development activities including the costs associated with recruitment and treatment of patients in our IMPACT-DCM clinical trial. Research and development expenses also included a non-cash charge relating to share-based compensation expense of $186,000 for the quarter ended September 30, 2009 compared to $162,000 for the quarter ended September 30, 2008.
     Selling, general and administrative expenses decreased for the quarter ended September 30, 2009 to $946,000 from $1,316,000 for the quarter ended September 30, 2008. This decrease is primarily due to an offset to the stock compensation expense for the quarter ended September 30, 2009 for a reversal of $279,000 of previously recognized expense for certain options held by George W. Dunbar that will be forfeited when he steps down as Chief Executive Officer, President and Chief Financial Officer on December 14, 2009. This expense was reversed in the quarter ended September 30, 2009 as these options are no longer expected to vest due to the management transition that was announced on September 3, 2009. Selling, general and administrative expenses for the quarters ended September 30, 2009 and 2008 also include a non-cash charge of $140,000 and $201,000, respectively, relating to share-based compensation expense.
     Interest income was $28,000 for the quarter ended September 30, 2009 compared to $127,000 for the quarter ended September 30, 2008. The fluctuations in interest income are due primarily to corresponding changes in the level of cash, cash equivalents and short-term investments during the periods.

     Interest expense was $13,000 for the quarter ended September 30, 2009 compared to $21,000 for the quarter ended September 30, 2008. The interest expense is related to the secured loan with Key Equipment Finance Inc.
     Our net loss was $3,801,000, or $.02 per common share for the quarter ended September 30, 2009 compared to $3,913,000, or $.03 per common share for the quarter ended September 30, 2008. The changes in net loss are primarily due to the fluctuations in spending of research and development expenses and the increase in the weighted average shares outstanding. We expect to report additional significant net losses until such time as substantial TRC-based product sales commence.
     Our major ongoing research and development programs are focused on the clinical development of TRC-based products, bone marrow-derived adult stem and early progenitor cells, for use in cardiac regeneration, as well as vascular regeneration. We have reprioritized our clinical development programs to focus on cardiovascular applications including our Phase II IMPACT-DCM (dilated cardiomyopathy) trial and our Phase IIb RESTORE-CLI (critical limb ischemia) trial. We have discontinued further patient enrollment into our Phase III ON-CORE (osteonecrosis) bone regeneration trial. We do not anticipate initiating new clinical bone activity or reactivating the Phase III ON-CORE trial without additional financial resources. All of these potential product applications use TRC technology, our proprietary cells and platform manufacturing technologies. We are also completing other research and development activities using our TRC-based products that are intended to improve the functionality for certain clinical indications, to improve shelf life, and to decrease the cost of manufacturing our TRC-based products.
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
Liquidity and Capital Resources

     We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through September 30, 2009, have totaled approximately $217 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.
     Our combined cash and cash equivalents totaled $17,357,000 at September 30, 2009, an increase of $357,000 from June 30, 2009. During the quarter ended September 30, 2009, the primary source of cash and cash equivalents was from equity transactions, of which net proceeds of $4,300,000 were raised principally through sales of our equity securities pursuant to the June 2009 agreement with Fusion Capital. The primary uses of cash and cash equivalents during the quarter ended September 30, 2009 included $3,840,000 to finance our operations and working capital requirements, and $54,000 in capital equipment additions.
     We expect our monthly cash utilization to average approximately $1.4 million per month through September 30, 2010.
     Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, costs of possible acquisition or development of complementary business activities and the cost of product commercialization. We do not expect to generate a positive cash flow from operations for at least the next several years due to the expected spending for research and development programs and the cost of commercializing our product candidates. We intend to seek additional funding through research and development agreements or grants, distribution and marketing agreements and through public or private debt or equity financing transactions. Successful future operations are subject to several technical and risk factors, including our continued ability to obtain future funding, satisfactory product development, obtaining regulatory approval and market acceptance for our products. We expect that our available cash and expected interest income will be sufficient to finance current planned activities at least through September 30, 2010, in part due to the fact that many of our expenditures are discretionary in nature and could, if necessary, be delayed. These estimates are based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption “Risk Factors,” in Item 1a of this report. In order to grow and expand our business, to introduce our product candidates into the marketplace and to possibly acquire or develop complementary business activities, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our equity or debt securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock, continued stock market listing and economic conditions affecting the public markets generally or some portion or the entire technology sector. If our common stock is delisted from the NASDAQ Stock Market, the liquidity of our common stock could be impaired, and prices paid by investors to purchase our shares of our common stock could be lower than might otherwise prevail.
     On June 12, 2009, we entered into a $30.0 million common stock purchase agreement with Fusion Capital. Concurrently with entering into the common stock purchase agreement, we entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, we filed a registration statement related to the transaction with the U.S. SEC covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. The SEC declared the registration statement effective on June 29, 2009.
     As of the commencement date, July 1, 2009, we have the right over a 25-month period to sell shares of our common stock to Fusion Capital from time to time in amounts between $100,000 and $4 million, depending on certain conditions as set forth in the agreement, up to an aggregate of $30.0 million. The number of shares that could be issued to Fusion Capital during each sale is determined based on a stock price (“Purchase Price”) that is the lower of the (a) the lowest sale price of common stock on the purchase date or (b) the arithmetic average of the three lowest closing sale prices of common stock during the twelve consecutive business days (ten days in certain circumstances) ending on the business day immediately preceding the purchase date (to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction). We control the timing and amount of any sales of shares to Fusion Capital.
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
     In consideration for entering into the agreement, upon execution of the common stock purchase agreement, we issued 1,452,238 shares of our common stock to Fusion Capital as an initial commitment fee. We will also issue from time to time up to an additional 2,420,396 shares to Fusion Capital as a commitment fee pro rata as we receive the $30.0 million of future funding.
     Through November 5, 2009, 13,748,439 shares of our common stock (including 411,467 shares related to its commitment fee) were issued to Fusion Capital for net proceeds of $5,100,000.
     Assuming the stock price remains at the same average price as November 2009 prices to date, additional proceeds related to the Fusion Capital transaction would not be able to be raised without shareholder approval. If the stock price increases to at least $0.36 per share, we would be able to raise an additional $8.1 million of cash proceeds per our agreement with Fusion Capital (through the issuance of the remaining 24,671,957 shares of our common stock, which includes 2,008,929 shares related to the commitment fee) assuming the average Purchase Price of future purchases was $0.36 per share.
     If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse affect on our business. See “Risk Factors” and “Notes to Consolidated

Financial Statements” in our 2009 Annual Report on Form 10-K and “Notes to Consolidated Financial Statements” and “Risk Factors” included herein.

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
     We were incorporated in 1989 and have experienced substantial operating losses since inception. As of September 30, 2009, we have incurred a cumulative net loss totaling approximately $199 million, and we have continued to incur losses since that date. These losses have resulted principally from costs incurred in the research and development (including clinical trials) of our cell culture technologies and our cell manufacturing system, general and administrative expenses, and the prosecution of patent applications. We expect to continue to incur significant operating losses over the next several years and at least until, and probably after, product sales increase, primarily owing to our research and development programs, including preclinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components, acquisition and development of complementary activities and raising sufficient cash to fund our operating activities. Therefore, we may not be able to achieve or sustain profitability.
     The global economy and capital markets are challenging for the small cap biotech sector. This situation makes the timing and potential for future equity financings uncertain.
Our stock may be delisted from NASDAQ, which could affect its market price and liquidity.
     We are required to meet certain qualitative and financial tests (including a minimum bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on the NASDAQ Capital Market. On October 2, 2009, we received a Staff Determination letter from the NASDAQ Stock Market (NASDAQ) indicating that we had not regained compliance with the $1.00 minimum closing bid price requirement for continued listing set forth in NASDAQ Listing Rule 5550(a)(2). As a result, our common stock would be subject to delisting from the NASDAQ Capital Market on October 13, 2009 unless we requested a hearing before a NASDAQ Hearings Panel (the “Panel”). We requested an oral hearing before the Panel within the timeframe provided by NASDAQ, which will stay the delisting of our securities. The oral hearing with the NASDAQ Panel is scheduled for November 12, 2009. At the hearing, we intend to request continued listing on the NASDAQ Capital Market based upon our plan for regaining compliance with the minimum bid price requirement. The Panel has the authority, if it deems appropriate, to grant us up to an additional 180 days from the date of the Staff Determination letter of October 2, 2009, or until March 31, 2010, to implement our plan of compliance. We have presented a plan that the Panel that includes a discussion of the events that we believe enables us to regain compliance in this time frame, along with a commitment to effect a reverse stock split, if necessary.
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
     Our future capital requirements will depend upon many factors, including:
•	continued scientific progress in our research, clinical and development programs;

•	costs and timing of conducting clinical trials and seeking regulatory approvals;

•	competing technological and market developments;

•	our ability to establish additional collaborative relationships;

•	the effect of commercialization activities and facility expansions, if and as required;

•	complementary business acquisition or development opportunities; and

•	an increase in our shares of authorized common stock.

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
     Additionally, in order to be in compliance with NASDAQ Capital Market rules, we cannot be required to sell, and Fusion Capital shall not have the right or the obligation to purchase shares of our common stock at a price below $0.36, which represents the greater of the book value per share of our common stock as of March 31, 2009 or the closing sale price per share of our common stock on June 11, 2009, the business day before we entered into the Purchase Agreement, plus $0.01. If we elect to sell our shares of common stock to Fusion Capital at a price per share below $0.36, we may be required to obtain shareholder approval in order to be in compliance with the NASDAQ Capital Market rules.
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
     Even if we are able to access the full $30.0 million under the Purchase Agreement with Fusion Capital, we will need significant additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.
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
     On September 3, 2009, we announced that our President, Chief Executive Officer and Chief Financial Officer, George W. Dunbar, Jr., will be stepping down from those positions immediately after our annual meeting in December 2009. At that time, Mr. Dunbar will be succeeded in those positions by Timothy Mayleben, currently a director of the Company. If we are unable to integrate our new leadership, our operations may be harmed.
Failure to obtain and maintain required regulatory approvals would severely limit our ability to sell our products.
     We must obtain the approval of the FDA before commercial sales of our cell product candidates may commence in the U.S., which we believe will ultimately be the largest market for our products. We will also be required to obtain additional approvals from various foreign regulatory authorities to initiate sales activities of cell products in those jurisdictions, including the EU under regulation of the EMEA. If we cannot demonstrate the safety and efficacy of our cell product candidates produced in our manufacturing system, we may not be able to obtain required regulatory approvals or the FDA or other regulatory authorities could delay or withhold regulatory approval of our product candidates.
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
     EU Directives and regulations (laws) have become effective, and have influenced the requirements for manufacturing cell products and the conduct of clinical trials. For products that are regulated as an ATMP, the EU Directive requires: (i) preclinical laboratory and animal testing; (ii) submission of an IMPD to the Competent Authorities of the Member State where the clinical trial will be conducted, which must be approved prior to the initiation of human clinical studies; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; (iv) submission to EMEA for a Marketing Authorization (MA); and, (v) review and approval of the MA. Under the newly approved ATMP regulation for cellular products only the EMEA will be allowed to approve cell-based medicinal products (a “centralized” review of the submission) after December 31, 2008.
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
     Germany had not required marketing authorization to distribute cultured expanded autologous tissue products for tissue regeneration when the newly revised law became effective. We had introduced a product into the German market by that time and we fall under the “grandfathered” regulations for some period of time before we will need to apply for a centralized marketing authorization.
Our inability to complete our product development activities successfully would severely limit our ability to operate or finance operations.
     In order to commercialize our cell product candidates in the U.S. and the EU, we must complete substantial clinical trials and obtain sufficient safety and efficacy results to support required registration approval and market acceptance of our cell product candidates. We may not be able to successfully complete the development of our product candidates, or successfully market our technologies or product candidates. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technologies and product candidates. Our research and development programs may not be successful, and our cell culture technologies and product candidates may not facilitate the production of cells outside the human body with the expected result. Our technologies and cell product candidates may not prove to be safe and efficacious in clinical trials, and we may not obtain the requisite regulatory approvals for our technologies or product candidates and the cells produced in such products. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue.
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
     Our ability to complete our clinical trials in a timely manner depends on many factors, including the rate of patient enrollment. Patient enrollment can vary with the size of the patient population, the proximity of suitable patients to clinical sites, perceptions of the utility of cell therapy for the treatment of certain diseases, and the eligibility criteria for the study. We have experienced delays in patient accrual in our previous and current clinical trials. If we experience future delays in patient accrual, we could experience increased costs and delays associated with clinical trials, which would impair our product development programs and our ability to market our products. Furthermore, the FDA monitors the progress of clinical trials and it may suspend or terminate clinical trials at any time due to patient safety, demonstrated lack of efficacy or other considerations.
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
     We rely on third party manufacturers, Fraunhofer Institute for Interfacial Engineering and Biotechnology in Stuttgart, Germany and the Institute of Laboratory and Transfusion Medicine at the Heart Center in Bad Oeynhausen, Germany, to supply our TRC-based cell products for certain EU clinical activities. Reliance on third party manufacturers entails risks including regulatory compliance and quality assurance and the possible breach of the manufacturing agreement by the third party. We are subject to similar regulatory and compliance risks at our site in Ann Arbor, Michigan. All sites are subject to ongoing, periodic, unannounced inspection by regulatory agencies to ensure strict compliance with GMP and GCP regulations and other governmental regulations and corresponding foreign standards. Our present and future manufacturers might not be able to comply with these regulatory requirements. We do not have redundant cell manufacturing sites in the U.S. In the event our cell manufacturing facilities are damaged or destroyed or are subject to regulatory restrictions, our clinical trial programs and other business prospects would be adversely affected.
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
     Our ability to successfully commercialize our product candidates will depend on the extent to which government healthcare programs, such as Medicare and Medicaid, as well as private health insurers, health maintenance organizations and other third party payors will pay for our products and related treatments. Reimbursement by third party payors depends on a number of factors, including the payor’s determination that use of the product is safe and effective, not experimental or investigational, medically necessary, appropriate for the specific patient and cost-effective. Reimbursement in the U.S. or foreign countries may not be available or maintained for any of our product candidates. If we do not obtain approvals for adequate third party reimbursements, we may not be able to establish or maintain price levels sufficient to realize an appropriate return on our investment in product development. Any limits on reimbursement from third party payors may reduce the demand for, or negatively affect the price of, our products. For example, in the past, published studies suggested that stem cell transplantation for breast cancer, which constituted a significant portion of the overall stem cell therapy market at the time, may have limited clinical benefit. The lack of reimbursement for these procedures by insurance payors has negatively affected the marketability of our products for this indication in the past.
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
     The market price of shares of our common stock has been volatile, ranging in closing price between $0.16 and $0.73 during the twelve month period ended September 30, 2009. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:
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
     Our success depends in large part on our ability to develop or license and protect proprietary products and technologies. However, patents may not be granted on any of our pending or future patent applications. Also, the scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. Certain patent equivalents to the U.S. patents have also been issued in other jurisdictions including Australia, Japan, the Republic of Korea, Canada and under the European Convention. Furthermore, we rely on exclusive, world- wide licenses relating to the production of human cells granted to us by the University of Michigan for certain of our patent rights. If we materially breach such agreements or otherwise fail to materially comply with such agreements, or if such agreements expire or are otherwise terminated by us, we may lose our rights under the patents held by the University of Michigan. At the latest, each of these licenses will terminate when the patent underlying the license expires. The first of these underlying patents will expire on March 21, 2012. We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements with our employees, consultants, suppliers and licensees. These agreements may be breached, and we might not have adequate remedies for any breach. If this were to occur, our business and competitive position would suffer.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of September 30, 2009, our cash and cash equivalents included money market securities, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     The Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer/Chief Financial Officer (“CEO”)/(“CFO”), who currently is the same individual, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO/CFO has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 to ensure that information related to the Company required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO/CFO, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports; however, the Company’s disclosure controls are designed to provide reasonable assurance that they will achieve their objective of timely alerting the CEO/CFO to the information relating to the Company required to be disclosed in the Company’s periodic reports required to be filed with the SEC.
Changes in Internal Control over Financial Reporting
     During our first quarter of fiscal 2010, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
ltem 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.
Item 6. Exhibits
          See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AASTROM BIOSCIENCES, INC.
Date: November 6, 2009	/s/ George W. Dunbar, Jr
George W. Dunbar, Jr.
President and Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

GLOSSARY

TERM	DEFINITION
Adult Stem Cell	A cell present in adults that can generate a limited range of cell types as well as renew itself.

Adverse Event	Any adverse change in health or “side-effect” that occurs in a person participating in a clinical trial, from the time they consent to joining the trial until a pre-specified period of time after their treatment has been completed.

AEMPS — Agencia Española de Medicamentos y Productos Sanitarios	Spanish Drug Agency

Allogeneic	Originating from someone other than the patient receiving treatment. (Aastrom does NOT use allogeneic cells)

ATMP — Advanced Therapy Medicinal Product	New medical products in the European Union based on genes (gene therapy), cells (cell therapy) and tissues (tissue engineering).

Autologous	Originating from the patient receiving treatment. (Aastrom uses only autologous cells)

BLA — Biologics License Application	An application containing product safety, efficacy and manufacturing information required by the FDA to market biologics products in the U.S (equivalent to NDA)

BRC — Bone Repair Cell	Aastrom’s proprietary Tissue Repair Cells for bone indications. (Also see TRC — Tissue Repair Cell)

CBER — Center for Biologics Evaluation and Research	Branch of the FDA that regulates biological products for disease prevention and treatment that are inherently more complex than chemically synthesized pharmaceuticals.

CLI — Critical Limb Ischemia	A vascular disease characterized by insufficient blood flow in the lower extremities that causes severe pain, tissue loss or both.

Controlled Clinical Trial	A clinical study that compares patients receiving a specific treatment to patients receiving an alternate treatment for the condition of interest. The alternate treatment may be another active treatment, standard of care for the condition and/or a placebo (inactive) treatment.

TERM	DEFINITION
CRC — Cardiac Repair Cell	Aastrom’s proprietary Tissue Repair Cells for cardiac indications. (Also see TRC — Tissue Repair Cell)

DCM — Dilated Cardiomyopathy	A chronic cardiac disease where expansion of the patient’s heart reduces the pumping function to a point that the normal circulation of blood cannot be maintained.

Double-Blind Clinical Trial	Clinical trials in which neither the patient nor the physician know if the patient received the experimental treatment or a control/placebo.

EMEA — European Medicines Agency	European Union body responsible for coordinating the existing scientific resources put at its disposal by Member States for the evaluation, supervision and pharmacovigilance of medicinal products. The Agency provides the Member States and the institutions of the EU the best-possible scientific advice on any question relating to the evaluation of the quality, safety and efficacy of medicinal products for human or veterinary use referred to it in accordance with the provisions of EU legislation relating to medicinal products. EMEA is similar in function to the US FDA (see FDA below).

EU — European Union	The economic and political union of 27 member states, located primarily in Europe, for which the EMEA holds the medical regulatory power.

Ex vivo	Outside the body

FDA — Food & Drug Administration	The U.S. FDA ensures that medicines, medical devices, and radiation-emitting consumer products are safe and effective. Authorized by Congress to enforce the Federal Food, Drug, and Cosmetic Act and several other public health laws, the agency monitors the manufacture, import, transport, storage, and sale of $1 trillion worth of goods annually.

TERM	DEFINITION
GMP — Good Manufacturing Practice	GMP regulations require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are safe, pure, and effective. GMP regulations require a quality approach to manufacturing, enabling companies to minimize or eliminate instances of contamination, mix-ups, and errors.

GTP — Good Tissue Practice	GTP regulations help ensure that donors of human cellular and tissue-based products are free of communicable diseases and that the cells and tissues are not contaminated during manufacturing and maintain their integrity and function. Key elements of the proposed rule are: Establishment of a quality program, which would evaluate all aspects of the firm’s operations, to ensure compliance with GTP; Maintenance of an adequate organizational structure and sufficient personnel; Establishment of standard operating procedures for all significant steps in manufacturing; Maintenance of facilities, equipment and the environment; Control and validation of manufacturing processes; Provisions for adequate and appropriate storage; Record keeping and management; Maintenance of a complaint file; Procedures for tracking the product from donor to recipient, and from recipient to donor.

Hematopoietic Stem Cells	Stem cells that give rise to all the blood cell types including myeloid (monocytes and macrophages, neutrophils, basophils, eosinophils, erythrocytes, megakaryocytes/platelets, dendritic cells), and lymphoid lineages (T-cells, B-cells, NK-cells).

IMPACT-DCM	Aastrom’s U.S. Phase II dilated cardiomyopathy clinical trial.

TERM	DEFINITION
IMPD — Investigational Medicinal Product Dossier	An IMPD is now required to accompany an application to perform clinical trials in any European Member State. It provides a summary of information on the quality of the product being evaluated in a clinical trial planned to occur in a European Member State, including reference products and placebos. It also provides data from non-clinical studies and available previous clinical experience with the use of the investigational medicinal product.

In vitro	In a laboratory dish or test tube; in an artificial environment

IND — Investigational New Drug	An application submitted to the FDA for a new drug or biologic that, if allowed, will be used in a clinical trial.

IRB — Institutional Review Board	A committee designated to formally approve, monitor, and review biomedical research at an institution involving humans. Institutional Review Boards aim to protect the rights and welfare of the research subjects. For Aastrom-sponsored clinical trials, IRB approval must be obtained at each individual clinical site in order for patient recruitment and treatment to commence at that site.

LVEF — Left Ventricular Ejection Fraction	The fraction of blood pumped out of the left ventricle with each heart beat.

Non-union Fractures	Broken bones that have failed to unite and heal

ON — Osteonecrosis	A progressive bone disease characterized by death of bony tissue due to insufficient blood flow within the bone.

ON-CORE	Aastrom’s U.S. Phase III osteonecrosis of the femoral head clinical trial

Open-label Clinical Trial	A trial in which both the treating physician and the patient know whether they are receiving the experimental treatment or control treatment.

TERM	DEFINITION
Orphan Drug Designation	“Orphan drug” refers to a drug or biologic that is intended for use in the treatment of a rare disease or condition. Orphan drug designation from the U.S. Food and Drug Association (FDA) qualifies the sponsor to receive certain benefits from the Government in exchange for developing the drug for a rare disease or condition. The drug must then go through the FDA marketing approval process like any other drug or biologic which evaluates for safety and efficacy. Usually a sponsor receives a quicker review time and lower application fees for an orphan product.

Osteoblast	A bone forming cell

Phase I Clinical Trial	A Phase I trial represents an initial study in a small group of patients to test for safety and other relevant factors

Phase II Clinical Trial	A Phase II trial represents a study in a moderate number of patients to assess the safety and efficacy of a product

Phase IIb Clinical Trial	A Phase IIb trial is a moderately-sized Phase II study that is more specifically designed assess the efficacy of a product than a Phase IIa trial

Phase III Clinical Trial	Phase III studies are initiated to establish safety and efficacy in an expanded patient population at multiple clinical study sites and are generally larger than trials in earlier phases of development.

Progenitor Cells	A “parent” cell that gives rise to a distinct cell lineage by a series of cell divisions.

Prospective Clinical Trial	A clinical trial in which participants are identified and then followed for a period of time during and after the conclusion of a clinical trial.

Randomized Clinical Trial	A clinical trial in which the participants are assigned randomly to different treatment groups.

Somatic Cell	Any of the cells responsible for forming the body of an organism such as internal organs, bones, skin, connective tissues and blood.

TERM	DEFINITION
SPP — Single-Pass Perfusion	SPP is Aastrom’s proprietary technology that controls gas and cell culture media exchange to enable the replication of early-stage stem and progenitor cells while preventing their differentiation into mature cells.

Standard of care treatment	The treatment normally prescribed in medical practice for a particular illness, injury or procedure.

Stem Cell	Unspecialized (undifferentiated) cells that retain the ability to divide throughout a lifetime and give rise to more specialized (differentiated) cells which take the place of cells that die or are lost.

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