Form 10-Q/A
period 2010-03-31
AASTROM BIOSCIENCES INC
filed 2010-05-13
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
EX-31.1 Rule 13a-14(a)/15d-14(a) Certification
EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906

Explanatory Note
     This Amendment on Form 10-Q/A is being filed to include a line item that was inadvertently omitted from the Consolidated Condensed Statements of Cash Flows presented in Part I, Item 1 — Financial Statements of Aastrom Biosciences, Inc.’s Form 10-Q originally filed on May 10, 2010 (the “Original Filing”) and to correct a typographical error contained on page 18 of the Original Filing. The remainder of the document is unchanged from the Original Filing.

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

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			March 24, 1989
	Nine months ended		(Inception) to
	March 31,		March 31,
	2009	2010	2010

OPERATING ACTIVITIES:
Net loss	$(11,988)	$(12,614)	$(207,469)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	522	454	6,454
Loss on property held for resale	—	—	110
Amortization of discounts and premiums on investments	(30)	—	(1,704)
Stock compensation expense	1,129	426	8,815
Inventory write downs and reserves	—	—	2,239
Stock issued pursuant to license agreement	—	—	3,300
Provision for losses on accounts receivable	—	—	204
Changes in assets and liabilities:
Receivables	(236)	58	(249)
Inventories	—	1	(2,335)
Other current assets	432	(66)	(500)
Accounts payable and accrued expenses	(23)	308	1,104
Accrued employee benefits	(392)	3	358

Net cash (used for) operating activities	(10,586)	(11,430)	(189,673)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73)
Purchase of short-term investments	—	(5,000)	(217,041)
Maturities of short-term investments	6,000	—	213,745
Property and equipment purchases	(34)	(103)	(5,864)
Proceeds from sale of property held for resale	—	—	400

Net cash provided by (used for) investing activities	5,966	(5,103)	(8,833)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	51,647
Net proceeds from issuance of common stock and warrants	7,343	17,526	162,871
Repurchase of common stock	—	—	(49)
Payments received for stock purchase rights	—	—	3,500
Payments received under shareholder notes	—	—	31
Restricted cash used as compensating balance	192	207	(70)
Proceeds from long-term debt	—	—	751
Principal payments under long-term obligations	(331)	(356)	(2,331)

Net cash provided by financing activities	7,204	17,377	216,350

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,584	844	17,844

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,492	17,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,076	$17,844	$17,844

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
          Research and development expenses increased for the nine months ended March 31, 2010 to $9,039,000 from $8,340,000 for the nine months ended March 31, 2009. This increase reflects continued expansion of our clinical development activities including the costs associated with recruitment and treatment of patients in our IMPACT-DCM clinical trial. Research and development expenses also included a non-cash charge relating to stock-based compensation expense of $506,000 for the nine months ended March 31, 2010 compared to $435,000 for the nine months ended March 31, 2009. A reversal of $171,000 was recorded for the nine months ended March 31, 2010, in share-based compensation expense for certain stock options no longer expected to vest related to employee terminations and forfeitures.

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

AASTROM BIOSCIENCES, INC.
Date: May 13, 2010	/s/ Timothy M. Mayleben
Timothy M. Mayleben
President and Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Class A Warrant Agreement, dated as of January 21, 2010, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2010)

4.2	Class B Warrant Agreement dated as of January 21, 2010, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2010)

10.1	Underwriting Agreement, dated as of January 15, 2010, and between the Registrant and Oppenheimer & Co. Inc. (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

GLOSSARY

TERM	DEFINITION
Adult Stem Cell	A cell present in adults that can generate a limited range of cell types as well as renew itself.

Adverse Event	Any adverse change in health or “side-effect” that occurs in a person participating in a clinical trial, from the time they consent to joining the trial until a pre-specified period of time after their treatment has been completed.

AEMPS — Agencia Española de Medicamentos y Productos Sanitarios	Spanish Drug Agency

Allogeneic	Originating from a human donor other than the patient receiving treatment (Aastrom does NOT use allogeneic cells).

ATMP — Advanced Therapy Medicinal Product	New medicinal products in the European Union based on genes (gene therapy), cells (cell therapy) and tissues (tissue engineering).

Autologous	Originating from the patient receiving treatment. (Aastrom uses only autologous cells)

BLA — Biologics License Application	An application containing product safety, efficacy and manufacturing information required by the FDA to market biologics products in the U.S (equivalent to NDA)

CBER — Center for Biologics Evaluation and Research	Branch of the FDA that regulates biological products for disease prevention and treatment that are inherently more complex than chemically synthesized pharmaceuticals.

CLI — Critical Limb Ischemia	A vascular disease characterized by insufficient blood flow in the extremities that causes severe pain, tissue loss or both.

Controlled Clinical Trial	A clinical study that compares patients receiving a specific treatment to patients receiving an alternate treatment for the condition of interest. The alternate treatment may be another active treatment, standard of care for the condition and/or a placebo (inactive) treatment.

TERM	DEFINITION
CRC — Cardiac Repair Cell	Aastrom’s proprietary Tissue Repair Cells for cardiac indications. (Also see TRC — Tissue Repair Cell)

DCM — Dilated Cardiomyopathy	A chronic cardiac disease where dilation of the patient’s heart reduces its function to a point that the normal circulation of blood cannot be maintained.

Double-Blind Clinical Trial	Clinical trials in which neither the patient nor the physician know if the patient received the experimental treatment or a control/placebo.

EMEA — European Medicines Agency	European Union body responsible for coordinating the existing scientific resources put at its disposal by Member States for the evaluation, supervision and pharmacovigilance of medicinal products. The Agency provides the Member States and the institutions of the E.U. scientific advice on any question relating to the evaluation of the quality, safety and efficacy of medicinal products for human or veterinary use referred to it in accordance with the provisions of E.U.legislation relating to medicinal products. EMEA is similar in function to the US FDA (see FDA below).

E.U. — European Union	The economic and political union of 27 member states, located primarily in Europe, for which the EMEA holds the medical regulatory power.

Ex vivo	Outside the body

FDA — Food and Drug Administration	The U.S. FDA ensures that medicines, medical devices, and radiation-emitting consumer products are safe and effective. Authorized by Congress to enforce the Federal Food, Drug, and Cosmetic Act and several other public health laws, the agency monitors the manufacture, import, transport, storage, and sale of $1 trillion worth of goods annually.

TERM	DEFINITION
GCP — Good Clinical Practice	GCP is an international ethical and scientific quality standard for designing, conducting, recording and reporting trials that involve the participation of human subjects. Compliance with this standard provides public assurance that the rights, safety and well-being of trial subjects are protected, consistent with the principles that have their origin in the Declaration of Helsinki, and that the clinical trial data are credible.

GMP — Good Manufacturing Practice	GMP regulations require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are safe, pure, and effective. GMP regulations require a quality approach to manufacturing, enabling companies to minimize or eliminate instances of contamination, mix-ups, and errors.

GTP — Good Tissue Practice	GTP regulations help ensure that donors of human cellular and tissue-based products are free of communicable diseases and that the cells and tissues are not contaminated during manufacturing and maintain their integrity and function. Key elements of the proposed rule are: Establishment of a quality program, which would evaluate all aspects of the firm’s operations, to ensure compliance with GTP; Maintenance of an adequate organizational structure and sufficient personnel; Establishment of standard operating procedures for all significant steps in manufacturing; Maintenance of facilities, equipment and the environment; Control and validation of manufacturing processes; Provisions for adequate and appropriate storage; Record keeping and management; Maintenance of a complaint file; Procedures for tracking the product from donor to recipient, and from recipient to donor.

TERM	DEFINITION
Hematopoietic Stem Cells	Stem cells that give rise to all blood cell types including myeloid (monocytes and macrophages, neutrophils, basophils, eosinophils, erythrocytes, megakaryocytes/platelets, dendritic cells), and lymphoid lineages (T-cells, B-cells, NK-cells).

IMPACT-DCM	Aastrom’s U.S. Phase II surgical clinical trial evaluating the use of CRCs in the treatment of dilated cardiomyopathy.

IMPD — Investigational Medicinal Product Dossier	An IMPD is now required to accompany an application to perform clinical trials in any European Member State. It provides a summary of information on the quality of the product being evaluated in a clinical trial planned to occur in a European Member State, including reference products and placebos. It also provides data from non-clinical studies and available previous clinical experience with the use of the investigational medicinal product.

In vitro	In a laboratory dish or test tube; in an artificial environment

IND — Investigational New Drug	An application submitted to the FDA for a new drug or biologic that, if allowed, will be used in a clinical trial.

IRB — Institutional Review Board	A committee designated to formally approve, monitor, and review biomedical research at an institution involving humans. Institutional Review Boards aim to protect the rights and welfare of the research subjects. For Aastrom-sponsored clinical trials, IRB approval must be obtained at each individual clinical site in order for patient recruitment and treatment to commence at that site.

LVEF — Left Ventricular Ejection Fraction	The fraction of blood pumped out of the left ventricle with each heart beat.

Open-label Clinical Trial	A trial in which both the treating physician and the patient know whether they are receiving the experimental treatment or control treatment.

TERM	DEFINITION
Orphan Drug Designation	“Orphan drug” refers to a drug or biologic that is intended for use in the treatment of a rare disease or condition. Orphan drug designation from the U.S. Food and Drug Association (FDA) qualifies the sponsor to receive certain benefits from the Government in exchange for developing the drug for a rare disease or condition. The drug must then go through the FDA marketing approval process like any other drug or biologic which evaluates for safety and efficacy. Usually a sponsor receives a quicker review time and lower application fees for an orphan product.

Phase I Clinical Trial	A Phase I trial represents an initial study in a small group of patients to test for safety and other relevant factors

Phase II Clinical Trial	A Phase II trial represents a study in a small number of patients to assess the safety and efficacy of a product

Phase IIb Clinical Trial	A Phase IIb trial is a moderately-sized Phase II study that is more specifically designed assess the efficacy of a product than a Phase IIa trial

Phase III Clinical Trial	Phase III studies are initiated to establish safety and efficacy in an expanded patient population at multiple clinical study sites and are generally larger than trials in earlier phases of development.

Progenitor Cells	A “parent” cell that gives rise to a distinct cell lineage by a series of cell divisions.

Prospective Clinical Trial	A clinical trial in which participants are identified and then followed for the duration of the clinical trial.

Randomized Clinical Trial	A clinical trial in which the participants are assigned randomly to treatment and control groups.

Somatic Cell	Any of the cells responsible for forming the body of an organism such as internal organs, bones, skin, connective tissues and blood.

TERM	DEFINITION
SPP — Single-Pass Perfusion	SPP is Aastrom’s proprietary technology that controls gas and cell culture media exchange to enable the replication of early-stage stem and progenitor cells while preventing their differentiation into mature cells.

Standard of care treatment	The treatment normally prescribed in medical practice for a particular illness, injury or procedure.

Stem Cell	Unspecialized (undifferentiated) cells that retain the ability to divide throughout a lifetime and give rise to more specialized (differentiated) cells which take the place of cells that die or are lost.

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