Form 10-Q/A
period 2009-09-30
AASTROM BIOSCIENCES INC
filed 2011-02-24
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________ TO ______________
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

Large accelerated filer — ☐	Accelerated filer — ☐	Non-accelerated filer — ☐	Smaller reporting company — ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes — ☐ No — ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	173,971,085
(Class)	Outstanding at November 5, 2009

Explanatory Note
     We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on November 6, 2009 (the “Original Filing”), to amend and restate our unaudited consolidated condensed financial statements and related disclosures for the three months ended September 30, 2008 and September 30, 2009, and the period from inception to September 30, 2009, as discussed below and in Note 3 to the accompanying restated consolidated condensed financial statements, as well as to amend certain other Items within the Original Filing as listed out in “Items Amended in this Filing” below, as a result of the restatement of our consolidated condensed financial statements.
Background of Restatement
     On February 11, 2011, in connection with responding to certain comments raised by the Staff of the SEC in its periodic review of our SEC filings, the Company in consultation with its Audit Committee, concluded that its previously issued consolidated financial statements for all periods included in our annual report on Form 10-K for the fiscal year ended June 30, 2010 and included in our quarterly reports on Form 10-Q for the quarters ended September 30, 2009 through September 30, 2010 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for Warrants (as defined below) and should no longer be relied upon. However, the non-cash adjustments to the consolidated financial statements, in all of the Affected Periods, do not impact the amounts previously reported for the Company’s cash and cash equivalents, operating expenses or cash flows.
     The warrants at issue (collectively, the “Warrants”) include:
(i)	warrants to purchase an aggregate of 300,000 shares of the Company’s common stock, issued in April 2004 at an exercise price of $13.20 per share;
(ii)	warrants to purchase an aggregate of 320,248 shares of the Company’s common stock, issued in October 2004 at an exercise price of $13.92 per share;
(iii)	warrants to purchase an aggregate of 740,131 shares of the Company’s common stock, issued in October 2007 at an exercise price of $12.72 per share;
(iv)	Class A warrants to purchase an aggregate of 4,882,228 shares of the Company’s common stock, issued in January 2010 at an exercise price of $2.97 per share; and
(v)	Class B warrants to purchase an aggregate of 3,254,818 shares of the Company’s common stock, issued in January 2010 at an exercise price of $2.08 per share.
     Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). The Warrants generally provide that, in the event the related registration statement is not available for the issuance of the Warrant shares, the holder may exercise the Warrant on a cashless basis (i.e., applying a portion of the Warrant shares to the payment of the exercise price). In addition, the Class A warrants and Class B warrants listed above provide the holder with weighted-average anti-dilution price protection in the event we issue securities at a price per share that is less than the exercise price of the warrants.
     However, under the guidance of ASC 815, warrant instruments that could potentially require net cash settlement in the absence of express language precluding such settlement, and, additionally, warrants that provide for anti-dilution price protection, should be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations. Our Audit Committee, together with management, determined that the financial statements in the Affected Periods should be restated to reflect the Warrants as liabilities, with subsequent changes in their estimated fair value recorded as non-cash income or expense in each Affected Period.
     The cumulative effect of these adjustments on our financial statements is a 3.7% decrease in the deficit accumulated during the development stage in the amount of $7.3 million as of September 30, 2009. These adjustments do not impact the amounts previously reported for the Company’s cash and cash equivalents, operating cash flows or operating expenses in any of the Affected Periods. An explanation of the impact on our financial statements is contained in Note 3 to the consolidated condensed financial statements contained in Part I — Item 1 of this Amended Filing.

Restatement of Other Financial Statements
     Along with the filing of this Amended Filing, we are concurrently filing amendments to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and Quarterly Reports on Form 10-Q for the quarters ended December 31, 2009, March 31, 2010 and September 30, 2010. The amendments to our Quarterly Reports on Form 10-Q are being filed to restate our unaudited consolidated condensed financial statements and related financial information for the periods contained in those reports and to amend certain other Items within the previously-issued quarterly filings, including Item 4 — “Controls and Procedures” to reflect a reassessment of our disclosure controls and procedures, and internal control over financial reporting. There is no impact on the amounts previously reported for the Company’s cash and cash equivalents, operating cash flows or operating expenses in any of the Affected Periods as a result of the restatement. The cumulative adjustment to shareholders’ equity as of the beginning of the quarter ended September 30, 2009 was to reduce previously reported shareholders’ equity at that time by $0.5 million.
Internal Control Considerations
     Our management determined that there was a control deficiency in its internal control that constitutes a material weakness, as discussed in Part I — Item 4 of the Amended Filing. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weakness identified, see Part I — Item 4 included in this Amended Filing.
Items Amended in This Filing
     For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:
•	Part I — Item 1. Financial Statements;
•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and
•	Part I — Item 4. Controls and Procedures.
     In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Filing.
     Except for the items noted above, no other information included in the Original Filing is being amended or updated by this Amended Filing. This Amended Filing continues to describe the conditions as of the date of the Original Filing and, except as contained herein, we have not updated or modified the disclosures contained in the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q/A
September 30, 2009

Page
PART I — FINANCIAL INFORMATION	5
Item 1. Restated Financial Statements — Unaudited	5
a) Consolidated Condensed Balance Sheets as of June 30, 2009 and September 30, 2009	5
b) Consolidated Condensed Statements of Operations for the three months ended September 30, 2008 and 2009 and for the period from March 24, 1989 (Inception) to September 30, 2009	6
c) Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 2008 and 2009 and for the period from March 24, 1989 (Inception) to September 30, 2009	7
d) Notes to Consolidated Condensed Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31
PART II — OTHER INFORMATION	33
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Submission of Matters to a Vote of Security Holders	33
Item 5. Other Information	33
Item 6. Exhibits	33
SIGNATURES	34
EXHIBIT INDEX	35
GLOSSARY	36
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30,	September 30,
	2009	2009
	(Restated)	(Restated)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$17,000	$17,357
Receivables, net	58	519
Inventory	1	—
Other current assets	732	902

Total current assets	17,791	18,778
PROPERTY AND EQUIPMENT, NET	1,485	1,388

Total assets	$19,276	$20,166

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$853	$1,335
Accrued employee benefits	355	334
Current portion of long-term debt	479	418
Warrant liabilities	532	523

Total current liabilities	2,219	2,610

LONG-TERM DEBT	305	249

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized — 250,000,000; shares issued and outstanding — 160,222,644 and 171,774,132, respectively	205,286	209,633
Deficit accumulated during the development stage	(188,534)	(192,326)

Total shareholders’ equity	16,752	17,307

Total liabilities and shareholders’ equity	$19,276	$20,166

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

			March 24, 1989
	Quarter ended		(Inception) to
	September 30,		September 30,
	2008	2009	2009
	(Restated)	(Restated)	(Restated)
REVENUES:
Product sales and rentals	$27	$73	$1,834
Research and development agreements	—	—	2,105
Grants	—	—	9,657

Total revenues	27	73	13,596

COSTS AND EXPENSES:
Cost of product sales and rentals	4	32	794
Cost of product sales and rentals — provision for obsolete and excess inventory	—	—	2,239
Research and development	2,726	2,911	151,019
Selling, general and administrative	1,316	946	69,604

Total costs and expenses	4,046	3,889	223,656

LOSS FROM OPERATIONS	(4,019)	(3,816)	(210,060)

OTHER INCOME (EXPENSE):
Decrease in fair value of warrants	243	9	7,298
Other income	—	—	1,249
Interest income	127	28	10,592
Interest expense	(21)	(13)	(437)

Total other income, net	349	24	18,702

NET LOSS	$(3,670)	$(3,792)	$(191,358)

COMPUTATION OF NET LOSS PER SHARE APPLICABLE TO COMMON SHARES:
NET LOSS	$(3,670)	$(3,792)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding (Basic and Diluted)	132,796	165,433

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			March 24, 1989
	Quarter ended		(Inception) to
	September 30,		September 30,
	2008	2009	2009
	(Restated)	(Restated)	(Restated)
OPERATING ACTIVITIES:
Net loss	$(3,670)	$(3,792)	$(191,358)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	175	151	6,151
Loss on property held for resale	—	—	110
Amortization of discounts and premiums on investments	(30)	—	(1,704)
Stock compensation expense	363	47	8,436
Decrease in fair value of warrants	(243)	(9)	(7,298)
Inventory write downs and reserves	—	—	2,239
Stock issued pursuant to license agreement	—	—	3,300
Provision for losses on accounts receivable	—	—	204
Changes in assets and liabilities:
Receivables	(48)	(461)	(768)
Inventories	—	1	(2,335)
Other current assets	(61)	(238)	(672)
Accounts payable and accrued expenses	43	482	1,278
Accrued employee benefits	(277)	(21)	334

Net cash used for operating activities	(3,748)	(3,840)	(182,083)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73)
Purchase of short-term investments	—	—	(212,041)
Maturities of short-term investments	6,000	—	213,745
Property and equipment purchases	(4)	(54)	(5,815)
Proceeds from sale of property held for resale	—	—	400

Net cash provided by (used for) investing activities	5,996	(54)	(3,784)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	51,647
Net proceeds from issuance of common stock	5	4,300	149,645
Repurchase of common stock	—	—	(49)
Payments received for stock purchase rights	—	—	3,500
Payments received under shareholder notes	—	—	31
Restricted cash used as compensating balance	63	68	(209)
Proceeds from long-term debt	—	—	751
Principal payments under long-term obligations	(108)	(117)	(2,092)

Net cash provided by (used for) financing activities	(40)	4,251	203,224

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,208	357	17,357
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,492	17,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,700	$17,357	$17,357

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$21	$13	$437
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
          These financial statements should be read in conjunction with the audited restated financial statements and the notes thereto included in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended June 30, 2010, that is being concurrently filed with the SEC.
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

     3. Restatement of Consolidated Financial Statements
     Background
          On February 11, 2011, in connection with responding to certain comments raised by the Staff of the SEC in its periodic review of the Company’s SEC filings, the Company in consultation with its Audit Committee, concluded that its previously issued financial statements for all periods included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010 and included in the Company’s quarterly reports on Form 10-Q for the quarters ended September 30, 2009 through September 30, 2010 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for Warrants (as defined below) and should no longer be relied upon. However, the non-cash adjustments to the financial statements, in all of the Affected Periods, do not impact the amounts previously reported for the Company’s cash and cash equivalents, operating expenses or cash flows.
     The warrants at issue (collectively, the “Warrants”) include:
(i)	warrants to purchase an aggregate of 300,000 shares of the Company’s common stock, issued in April 2004 at an exercise price of $13.20 per share;

(ii)	warrants to purchase an aggregate of 320,248 shares of the Company’s common stock, issued in October 2004 at an exercise price of $13.92 per share;

(iii)	warrants to purchase an aggregate of 740,131 shares of the Company’s common stock, issued in October 2007 at an exercise price of $12.72 per share;

(iv)	Class A warrants to purchase an aggregate of 4,882,228 shares of the Company’s common stock, issued in January 2010 at an exercise price of $2.97 per share; and

(v)	Class B warrants to purchase an aggregate of 3,254,818 shares of the Company’s common stock, issued in January 2010 at an exercise price of $2.08 per share.
          Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). The Warrants generally provide that, in the event the related registration statement is not available for the issuance of the Warrant shares, the holder may exercise the Warrant on a cashless basis (i.e., applying a portion of the Warrant shares to the payment of the exercise price). In addition, the Class A warrants and Class B warrants listed above provide the holder with weighted-average anti-dilution price protection in the event we issue securities at a price per share that is less than the exercise price of the warrants.
          However, under the guidance of ASC 815, warrant instruments that could potentially require net cash settlement in the absence of express language precluding such settlement, and, additionally, warrants that provide for anti-dilution price protection, should be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations. The Audit Committee, together with management, determined that the financial statements in the Affected Periods should be restated to reflect the Warrants as liabilities, with subsequent changes in their estimated fair value recorded as non-cash income or expense in each Affected Period.
          Impact of the Restatement
          The cumulative effect of these adjustments on the Company’s previously-reported deficit accumulated during the development stage and total shareholders’ equity was a decrease of $7.4 million and $0.4 million, respectively, as of the beginning of the quarter ended September 30, 2008. These adjustments do not impact the amounts previously reported for the Company’s cash and cash equivalents, net cash used for operating activities or operating expenses in any of the Affected Periods.

          The effects of the restatement on the following financial statement line items as of and for the periods indicated are summarized in the following tables (in thousands except per share amounts):

	Consolidated Condensed Balance Sheets
	As Previoulsy Reported	Adjustments	As Restated
As of June 30, 2009
Warrant liabilities	$—	$532	$532
Total current liabilities	$1,687	$532	$2,219
Common stock	$213,107	$(7,821)	$205,286
Deficit accumulated during the development stage	$(195,823)	$7,289	$(188,534)
Total shareholders’ equity	$17,284	$(532)	$16,752
As of September 30, 2009
Warrant liabilities	$—	$523	$523
Total current liabilities	$2,087	$523	$2,610
Common stock	$217,454	$(7,821)	$209,633
Deficit accumulated during the development stage	$(199,624)	$7,298	$(192,326)
Total shareholders’ equity	$17,830	$(523)	$17,307

	Consolidated Condensed Statements of Operations
	As Previously Reported	Adjustments	As Restated
For the quarter ended September 30, 2008:
Decrease in fair value of warrants	$—	$243	$243
Total other income	$106	$243	$349
Net loss	$(3,913)	$243	$(3,670)
Net loss per share (basic and diluted)	$(0.03)	$—	$(0.03)
For the quarter ended September 30, 2009:
Decrease in fair value of warrants	$—	$9	$9
Total other income	$15	$9	$24
Net loss	$(3,801)	$9	$(3,792)
Net loss per share (basic and diluted)	$(0.02)	$—	$(0.02)
March 24, 1989 (Inception) to September 30, 2009:
Decrease in fair value of warrants	$—	$7,298	$7,298
Total other income	$11,404	$7,298	$18,702
Net loss	$(198,656)	$7,298	$(191,358)

	Consolidated Condensed Statements of Cash Flows
	As Previously Reported	Adjustments	As Restated
For the quarter ended September 30, 2008:
Net loss	$(3,913)	$243	$(3,670)
Decrease in fair value of warrants	$—	$(243)	$(243)
For the quarter ended September 30, 2009:
Net loss	$(3,801)	$9	$(3,792)
Decrease in fair value of warrants	$—	$(9)	$(9)
March 24, 1989 (Inception) to September 30, 2009:
Net loss	$(198,656)	$7,298	$(191,358)
Decrease in fair value of warrants	$—	$(7,298)	$(7,298)

     4. Fair Value Measurements
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
          At September 30, 2009, the Company had $17.4 million invested in two money market funds, which is included within the “Cash and cash equivalents” line on the consolidated condensed balance sheet. Because there are quoted prices in an active market for shares of these money market funds, the Company considers its fair value measure of these investments to be based on Level 1 inputs.
          See Note 6 for disclosures related to the fair value of the Company’s warrants. The Company does not have any other assets or liabilities on the balance sheet as of September 30, 2009 that are measured at fair value.
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
     6. Stock Purchase Warrants
          The Company had the following warrants to purchase shares of common stock of the Company outstanding during the quarters ended September 30, 2008, and September 30, 2009:
(i)	warrants to purchase an aggregate of 300,000 shares of the Company’s common stock, issued on April 5, 2004 in connection with the Company’s registered direct offering, exercisable for a five year period commencing on April 5, 2004 at an exercise price of $13.20 per share, all of which expired unexercised;

(ii)	warrants to purchase an aggregate of 320,248 shares of the Company’s common stock, issued on October 27, 2004 in connection with the Company’s registered direct offering, exercisable from April 28, 2005 through October 27, 2008 at an exercise price of $13.92 per share, 229,855 of which expired unexercised; and

(iii)	warrants to purchase an aggregate of 740,131 shares of the Company’s common stock, issued on October 17, 2007 in connection with the Company’s registered direct offering, exercisable from April 18, 2008 through April 17, 2013 at an exercise price of $12.72 per share.

          The foregoing warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in the Company’s statement of operations in each subsequent period. The estimated fair value of these warrants is determined using Level 3 inputs. The liability is measured using the Black Scholes valuation model, which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The assumptions used by the Company are summarized in the following tables:

October 2007 Warrants	June 30, 2009	September 30, 2009
Closing stock price	$3.36	$3.44
Expected dividend rate	0%	0%
Expected stock price volatility	70.8%	71.8%
Risk free interest rate	1.6%	1.5%
Expected life (years)	3.75	3.50
          The following table summarizes the change in the estimated fair value of our warrant liabilities (in thousands):

Warrant Liabilities
Balance at June 30, 2009	$532
Decrease in fair value	(9)

Balance at September 30, 2009	$523

     7. Net Loss Per Common Share
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
     8. Recent Accounting Pronouncements
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
     9. Subsequent Events
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement
          As discussed in the Explanatory Note and Note 3 to this Amended Filing, we are amending and restating our unaudited consolidated condensed financial statements and related disclosures for all periods presented in this Amended Filing.
          The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in our previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
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
     Income from the change in fair value of warrants was $9,000 for the quarter ended September 30, 2009 compared to $243,000 for the quarter ended September 30, 2008. The fluctuation is due primarily to changes in the fair value of our common stock and the related impact on our warrant liabilities.
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
     Our net loss was $3,792,000, or $0.02 per common share for the quarter ended September 30, 2009 compared to $3,670,000, or $0.03 per common share for the quarter ended September 30, 2008. The changes in net loss are primarily due to the fluctuations in spending of research and development expenses and the increase in the weighted average shares outstanding. We expect to report additional significant net losses until such time as substantial TRC-based product sales commence.

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
Liquidity and Capital Resources
     We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through September 30, 2009, have totaled approximately $210 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.
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
     We were incorporated in 1989 and have experienced substantial operating losses since inception. As of September 30, 2009, we have incurred a cumulative net loss totaling approximately $191 million, and we have continued to incur losses since that date. These losses have resulted principally from costs incurred in the research and development (including clinical trials) of our cell culture technologies and our cell manufacturing system, general and administrative expenses, and the prosecution of patent applications. We expect to continue to incur significant operating losses over the next several years and at least until, and probably after, product sales increase, primarily owing to our research and development programs, including preclinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components, acquisition and development of complementary activities and raising sufficient cash to fund our operating activities. Therefore, we may not be able to achieve or sustain profitability.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“the Exchange Act”). Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     At the time that our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 was filed on November 6, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective to provide reasonable assurance as of September 30, 2009 because of a material weakness in our internal control over financial reporting described below.
Material Weakness
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain effective controls relating to accounting for warrants. Specifically, we did not maintain effective controls over the identification and proper accounting treatment of certain terms and conditions in our warrant agreements. This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the changes in fair value of common stock warrants and accumulated deficit accounts and related financial disclosures and the restatement of our consolidated financial statements for the years ended June 30, 2008, 2009 and 2010, the period from Inception to June 30, 2010, and each of the quarterly periods (including the period from Inception) from September 30, 2008 through September 30, 2010 (the “Affected Periods”) as discussed below and in Note 3 to the consolidated financial statements included in this Quarterly Report on Form 10-Q/A. Additionally, this deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.
Restatement of Consolidated Financial Statements
     On February 11, 2011, in connection with responding to certain comments raised by the Staff of the SEC in its periodic review of the Company’s SEC filings, the Company in consultation with its Audit Committee, concluded that its previously issued consolidated financial statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for warrants and should no longer be relied upon. However, the non-cash adjustments to the financial statements, in all of the Affected Periods, do not impact the amounts previously reported for the Company’s cash and cash equivalents, operating expenses or cash flows.

Remediation Plan
     Management has been actively engaged in developing a remediation plan to address the material weakness. Implementation of the remediation plan is in process and consists of the hiring of new accounting/finance personnel and their revisiting the original accounting assessment for each of their historical warrants and assessing the original accounting and the on-going accounting impact. Management has completed this assessment during February 2011 and the results of this analysis have been used to adjust the Affected Periods in the restated documents.
     Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of the Company’s internal control.
Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: February 24, 2011

AASTROM BIOSCIENCES, INC.
/s/ Timothy M. Mayleben
Timothy M. Maylebend
President and Chief Executive Officer (Principal Executive Officer)

/s/ Scott C. Durbin
Scott C. Durbin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

GLOSSARY

TERM	DEFINITION
Adult Stem Cell	A cell present in adults that can generate a limited range of cell types as well as renew itself.

Adverse Event	Any adverse change in health or “side-effect” that occurs in a person participating in a clinical trial, from the time they consent to joining the trial until a pre-specified period of time after their treatment has been completed.

AEMPS — Agencia Española de Medicamentos y Productos Sanitarios	Spanish Drug Agency

Allogeneic	Originating from someone other than the patient receiving treatment. (Aastrom does NOT use allogeneic cells)

ATMP — Advanced Therapy Medicinal Product	New medical products in the European Union based on genes (gene therapy), cells (cell therapy) and tissues (tissue engineering).

Autologous	Originating from the patient receiving treatment. (Aastrom uses only autologous cells)

BLA — Biologics License Application	An application containing product safety, efficacy and manufacturing information required by the FDA to market biologics products in the U.S (equivalent to NDA)

BRC — Bone Repair Cell	Aastrom’s proprietary Tissue Repair Cells for bone indications. (Also see TRC — Tissue Repair Cell)

CBER — Center for Biologics Evaluation and Research	Branch of the FDA that regulates biological products for disease prevention and treatment that are inherently more complex than chemically synthesized pharmaceuticals.

CLI — Critical Limb Ischemia	A vascular disease characterized by insufficient blood flow in the lower extremities that causes severe pain, tissue loss or both.

Controlled Clinical Trial	A clinical study that compares patients receiving a specific treatment to patients receiving an alternate treatment for the condition of interest. The alternate treatment may be another active treatment, standard of care for the condition and/or a placebo (inactive) treatment.

CRC — Cardiac Repair Cell	Aastrom’s proprietary Tissue Repair Cells for cardiac indications. (Also see TRC — Tissue Repair Cell)

DCM — Dilated Cardiomyopathy	A chronic cardiac disease where expansion of the patient’s heart reduces the pumping function to a point that the normal circulation of blood cannot be maintained.

Double-Blind Clinical Trial	Clinical trials in which neither the patient nor the physician know if the patient received the experimental treatment or a control/placebo.

EMEA — European Medicines Agency	European Union body responsible for coordinating the existing scientific resources put at its disposal by Member States for the evaluation, supervision and pharmacovigilance of medicinal products. The Agency provides the Member States and the institutions of the EU the best-possible scientific advice on any question relating to the evaluation of the quality, safety and efficacy of medicinal products for human or veterinary use referred to it in accordance with the provisions of EU legislation relating to medicinal products. EMEA is similar in function to the US FDA (see FDA below).

TERM	DEFINITION
EU — European Union	The economic and political union of 27 member states, located primarily in Europe, for which the EMEA holds the medical regulatory power.

Ex vivo	Outside the body

FDA — Food & Drug Administration	The U.S. FDA ensures that medicines, medical devices, and radiation-emitting consumer products are safe and effective. Authorized by Congress to enforce the Federal Food, Drug, and Cosmetic Act and several other public health laws, the agency monitors the manufacture, import, transport, storage, and sale of $1 trillion worth of goods annually.

GMP — Good Manufacturing Practice	GMP regulations require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are safe, pure, and effective. GMP regulations require a quality approach to manufacturing, enabling companies to minimize or eliminate instances of contamination, mix-ups, and errors.

GTP — Good Tissue Practice	GTP regulations help ensure that donors of human cellular and tissue-based products are free of communicable diseases and that the cells and tissues are not contaminated during manufacturing and maintain their integrity and function. Key elements of the proposed rule are: Establishment of a quality program, which would evaluate all aspects of the firm’s operations, to ensure compliance with GTP; Maintenance of an adequate organizational structure and sufficient personnel; Establishment of standard operating procedures for all significant steps in manufacturing; Maintenance of facilities, equipment and the environment; Control and validation of manufacturing processes; Provisions for adequate and appropriate storage; Record keeping and management; Maintenance of a complaint file; Procedures for tracking the product from donor to recipient, and from recipient to donor.

Hematopoietic Stem Cells	Stem cells that give rise to all the blood cell types including myeloid (monocytes and macrophages, neutrophils, basophils, eosinophils, erythrocytes, megakaryocytes/platelets, dendritic cells), and lymphoid lineages (T-cells, B-cells, NK-cells).

IMPACT-DCM	Aastrom’s U.S. Phase II dilated cardiomyopathy clinical trial.

IMPD — Investigational Medicinal Product Dossier	An IMPD is now required to accompany an application to perform clinical trials in any European Member State. It provides a summary of information on the quality of the product being evaluated in a clinical trial planned to occur in a European Member State, including reference products and placebos. It also provides data from non-clinical studies and available previous clinical experience with the use of the investigational medicinal product.

In vitro	In a laboratory dish or test tube; in an artificial environment

IND — Investigational New Drug	An application submitted to the FDA for a new drug or biologic that, if allowed, will be used in a clinical trial.

IRB — Institutional Review Board	A committee designated to formally approve, monitor, and review biomedical research at an institution involving humans. Institutional Review Boards aim to protect the rights and welfare of the research subjects. For Aastrom-sponsored clinical trials, IRB approval must be obtained at each individual clinical site in order for patient recruitment and treatment to commence at that site.

TERM	DEFINITION
LVEF — Left Ventricular Ejection Fraction	The fraction of blood pumped out of the left ventricle with each heart beat.

Non-union Fractures	Broken bones that have failed to unite and heal

ON — Osteonecrosis	A progressive bone disease characterized by death of bony tissue due to insufficient blood flow within the bone.

ON-CORE	Aastrom’s U.S. Phase III osteonecrosis of the femoral head clinical trial

Open-label Clinical Trial	A trial in which both the treating physician and the patient know whether they are receiving the experimental treatment or control treatment.

Orphan Drug Designation	“Orphan drug” refers to a drug or biologic that is intended for use in the treatment of a rare disease or condition. Orphan drug designation from the U.S. Food and Drug Association (FDA) qualifies the sponsor to receive certain benefits from the Government in exchange for developing the drug for a rare disease or condition. The drug must then go through the FDA marketing approval process like any other drug or biologic which evaluates for safety and efficacy. Usually a sponsor receives a quicker review time and lower application fees for an orphan product.

Osteoblast	A bone forming cell

Phase I Clinical Trial	A Phase I trial represents an initial study in a small group of patients to test for safety and other relevant factors

Phase II Clinical Trial	A Phase II trial represents a study in a moderate number of patients to assess the safety and efficacy of a product

Phase IIb Clinical Trial	A Phase IIb trial is a moderately-sized Phase II study that is more specifically designed assess the efficacy of a product than a Phase IIa trial

Phase III Clinical Trial	Phase III studies are initiated to establish safety and efficacy in an expanded patient population at multiple clinical study sites and are generally larger than trials in earlier phases of development.

Progenitor Cells	A “parent” cell that gives rise to a distinct cell lineage by a series of cell divisions.

Prospective Clinical Trial	A clinical trial in which participants are identified and then followed for a period of time during and after the conclusion of a clinical trial.

Randomized Clinical Trial	A clinical trial in which the participants are assigned randomly to different treatment groups.

Somatic Cell	Any of the cells responsible for forming the body of an organism such as internal organs, bones, skin, connective tissues and blood.

SPP — Single-Pass Perfusion	SPP is Aastrom’s proprietary technology that controls gas and cell culture media exchange to enable the replication of early-stage stem and progenitor cells while preventing their differentiation into mature cells.

Standard of care treatment	The treatment normally prescribed in medical practice for a particular illness, injury or procedure.

Stem Cell	Unspecialized (undifferentiated) cells that retain the ability to divide throughout a lifetime and give rise to more specialized (differentiated) cells which take the place of cells that die or are lost.

TERM	DEFINITION
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