Form 10-Q/A
period 2009-12-31
AASTROM BIOSCIENCES INC
filed 2011-02-24
CIK 887359

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	226,048,759
(Class)	Outstanding at February 2, 2010

Explanatory Note
     We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on February 9, 2010 (the “Original Filing”), to amend and restate our unaudited consolidated condensed financial statements and related disclosures for the six months ended December 31, 2008 and December 31, 2009, and the period from inception to December 31, 2009, as discussed below and in Note 3 to the accompanying restated consolidated condensed financial statements, as well as to amend certain other Items within the Original Filing as listed in “Items Amended in this Filing” below, as a result of the restatement of our consolidated condensed financial statements.
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

(v)	Class B warrants to purchase an aggregate of 3,254,818 shares of common stock, issued in January 2010 at an exercise price of $2.08 per share.
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
     The cumulative effect of these adjustments on our financial statements is a 3.7% decrease in the deficit accumulated during the development stage in the amount of $7.6 million as of December 31, 2009. These adjustments do not impact the amounts previously reported for the Company’s cash and cash equivalents, operating cash flows or operating expenses in any of the Affected Periods. An explanation of the impact on our financial statements is contained in Note 3 to the consolidated condensed financial statements contained in Part I — Item 1 of this Amended Filing.

Restatement of Other Financial Statements
     Along with the filing of this Amended Filing, we are concurrently filing amendments to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and Quarterly Reports on Form 10-Q for the quarters ended September 30, 2009, March 31, 2010 and September 30, 2010. The amendments to our Quarterly Reports on Form 10-Q are being filed to restate our unaudited consolidated condensed financial statements and related financial information for the periods contained in those reports and to amend certain other Items within the previously-issued quarterly filings, including Item 4 — “Controls and Procedures” to reflect a reassessment of our disclosure controls and procedures, and internal control over financial reporting. There is no impact on the amounts previously reported for the Company’s cash and cash equivalents, operating cash flows or operating expenses in any of the Affected Periods as a result of the restatement. The cumulative adjustment to shareholders’ equity as of the beginning of the six months ended December 31, 2009 was to reduce previously reported shareholders’ equity at that time by $0.5 million.
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

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q/A
December 31, 2009

Page
PART I — FINANCIAL INFORMATION	5
Item 1. Restated Financial Statements — Unaudited	5
a) Consolidated Condensed Balance Sheets as of June 30, 2009 and December 31, 2009	5
b) Consolidated Condensed Statements of Operations for the quarter and six months ended December 31, 2008 and 2009 and for the period from March 24, 1989 (Inception) to December 31, 2009	6
c) Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 2008 and 2009 and for the period from March 24, 1989 (Inception) to December 31, 2009	7
d) Notes to Consolidated Condensed Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
PART II — OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	33
Item 4. Submission of Matters to a Vote of Security Holders	33
Item 5. Other Information	33
Item 6. Exhibits	33
SIGNATURES	34
EXHIBIT INDEX	35
GLOSSARY	36
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30,	December 31,
	2009	2009
	(Restated)	(Restated)

Assets
CURRENT ASSETS:
Cash and cash equivalents	$17,000	$14,739
Receivables, net	58	23
Inventory	1	—
Other current assets	732	622

Total current assets	17,791	15,384
PROPERTY AND EQUIPMENT, NET	1,485	1,240

Total assets	$19,276	$16,624

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$853	$1,366
Accrued employee benefits	355	352
Current portion of long-term debt	479	354
Warrant liabilities	532	268

Total current liabilities	2,219	2,340

LONG-TERM DEBT	305	194

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized — 250,000,000 and 500,000,000, respectively; shares issued and outstanding — 160,222,644 and 173,971,085, respectively	205,286	210,736
Deficit accumulated during the development stage	(188,534)	(196,646)

Total shareholders’ equity	16,752	14,090

Total liabilities and shareholders’ equity	$19,276	$16,624

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

					March 24, 1989
	Quarter ended		Six months ended		(Inception) to
	December 31,		December 31,		December 31,
	2008	2009	2008	2009	2009
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
REVENUES:
Product sales and rentals	$28	$16	$55	$89	$1,850
Research and development agreements	—	—	—	—	2,105
Grants	—	—	—	—	9,657

Total revenues	28	16	55	89	13,612

COSTS AND EXPENSES:
Cost of product sales and rentals	18	2	22	34	796
Cost of product sales and rentals — provision for obsolete and excess inventory	—	—	—	—	2,239
Research and development	2,829	3,283	5,555	6,194	154,302
Selling, general and administrative	1,333	1,316	2,649	2,262	70,920

Total costs and expenses	4,180	4,601	8,226	8,490	228,257

LOSS FROM OPERATIONS	(4,152)	(4,585)	(8,171)	(8,401)	(214,645)

OTHER INCOME (EXPENSE):
(Increase) decrease in fair value of warrants	(785)	255	(542)	264	7,553
Other income	—	—	—	—	1,249
Interest income	69	21	196	49	10,613
Interest expense	(20)	(11)	(41)	(24)	(448)

Total other income (expense), net	(736)	265	(387)	289	18,967

NET LOSS	$(4,888)	$(4,320)	$(8,558)	$(8,112)	$(195,678)

COMPUTATION OF NET LOSS PER SHARE APPLICABLE TO COMMON SHARES:
NET LOSS	$(4,888)	$(4,320)	$(8,558)	$(8,112)

NET LOSS PER SHARE (Basic and Diluted)	$(0.04)	$(0.02)	$(0.06)	$(0.05)

Weighted average number of shares outstanding (Basic and Diluted)	134,575	173,707	133,686	169,570

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			March 24, 1989
	Six months ended		(Inception) to
	December 31,		December 31,
	2008	2009	2009
	(Restated)	(Restated)	(Restated)
OPERATING ACTIVITIES:
Net loss	$(8,558)	$(8,112)	$(195,678)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	350	301	6,301
Loss on property held for resale	—	—	110
Amortization of discounts and premiums on investments	(30)	—	(1,704)
Stock compensation expense	756	350	8,739
Increase (decrease) in fair value of warrants	542	(264)	(7,553)
Inventory write downs and reserves	—	—	2,239
Stock issued pursuant to license agreement	—	—	3,300
Provision for losses on accounts receivable	—	—	204
Changes in assets and liabilities:
Receivables	(52)	35	(272)
Inventories	—	1	(2,335)
Other current assets	84	(27)	(461)
Accounts payable and accrued expenses	178	513	1,309
Accrued employee benefits	(359)	(3)	352

Net cash used for operating activities	(7,089)	(7,206)	(185,449)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73)
Purchase of short-term investments	—	—	(212,041)
Maturities of short-term investments	6,000	—	213,745
Property and equipment purchases	(28)	(56)	(5,817)
Proceeds from sale of property held for resale	—	—	400

Net cash provided by (used for) investing activities	5,972	(56)	(3,786)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	51,647
Net proceeds from issuance of common stock and warrants	1,042	5,100	150,445
Repurchase of common stock	—	—	(49)
Payments received for stock purchase rights	—	—	3,500
Payments received under shareholder notes	—	—	31
Restricted cash used as compensating balance	127	137	(140)
Proceeds from long-term debt	—	—	751
Principal payments under long-term obligations	(218)	(236)	(2,211)

Net cash provided by financing activities	951	5,001	203,974

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(166)	(2,261)	14,739
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,492	17,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,326	$14,739	$14,739

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

(v)	Class B warrants to purchase an aggregate of 3,254,818 shares of common stock, issued in January 2010 at an exercise price of $2.08 per share.
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
          Impact of the Restatement
          The cumulative effect of these adjustments on the Company’s previously-reported deficit accumulated during the development stage and total shareholders’ equity was a decrease of $7.4 million and $0.4 million, respectively, as of the beginning of the six month period ended December 31, 2008. These adjustments do not impact the amounts previously reported for the Company’s cash and cash equivalents, net cash used for operating activities or operating expenses in any of the Affected Periods.
          The effects of the restatement on the following financial statement line items as of and for the periods indicated are summarized in the following tables (in thousands except per share amounts):

	Consolidated Condensed Balance Sheets
	As Previously
	Reported	Adjustments	As Restated
As of June 30, 2009
Warrant liabilities	$—	$532	$532
Total current liabilities	$1,687	$532	$2,219
Common stock	$213,107	$(7,821)	$205,286
Deficit accumulated during the development stage	$(195,823)	$7,289	$(188,534)
Total shareholders’ equity	$17,284	$(532)	$16,752
As of December 31, 2009
Warrant liabilities	$—	$268	$268
Total current liabilities	$2,072	$268	$2,340
Common stock	$218,557	$(7,821)	$210,736
Deficit accumulated during the development stage	$(204,199)	$7,553	$(196,646)
Total shareholders’ equity	$14,358	$(268)	$14,090

	Consolidated Condensed Statements of Operations
	As Previously Reported	Adjustments	As Restated
For the quarter ended December 31, 2008:
(Increase) decrease in fair value of warrants	$—	$(785)	$(785)
Total other income	$49	$(785)	$(736)
Net loss	$(4,103)	$(785)	$(4,888)
Net loss per share (basic and diluted)	$(0.03)	$(0.01)	$(0.04)
For the six months ended December 31, 2008:
(Increase) decrease in fair value of warrants	$—	$(542)	$(542)
Total other income	$155	$(542)	$(387)
Net loss	$(8,016)	$(542)	$(8,558)
Net loss per share (basic and diluted)	$(0.06)	$—	$(0.06)
For the quarter ended December 31, 2009:
(Increase) decrease in fair value of warrants	$—	$255	$255
Total other income	$10	$255	$265
Net loss	$(4,575)	$255	$(4,320)
Net loss per share (basic and diluted)	$(0.03)	$0.01	$(0.02)
For the six months ended December 31, 2009:
(Increase) decrease in fair value of warrants	$—	$264	$264
Total other income	$25	$264	$289
Net loss	$(8,376)	$264	$(8,112)
Net loss per share (basic and diluted)	$(0.05)	$—	$(0.05)
March 24, 1989 (Inception) to December 31, 2009:
(Increase) decrease in fair value of warrants	$—	$7,553	$7,553
Total other income	$11,414	$7,553	$18,967
Net loss	$(203,231)	$7,553	$(195,678)

	Consolidated Condensed Statements of Cash Flows
	As Previously Reported		Adjustments	As Restated
For the six months ended December 31, 2008:
Net loss		$(8,016)	$(542)	$(8,558)
Increase (decrease) in fair value of warrants		$—	$542	$542
For the six months ended December 31, 2009:
Net loss	$	(8,376)	$264	$(8,112)
Increase (decrease) in fair value of warrants		$—	$(264)	$(264)
March 24, 1989 (Inception) to December 31, 2009:
Net loss		$(203,231)	$7,553	$(195,678)
Increase (decrease) in fair value of warrants		$—	$(7,553)	$(7,553)

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
          See Note 7 for disclosures related to the fair value of the Company’s warrants. The Company does not have any other assets or liabilities on the balance sheet as of December 31, 2009 that are measured at fair value.
     5. Share-Based Compensation
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

	Six months ended December 31,
	2008	2009
Stock Option Plans:
Expected dividend rate	0%	0%
Expected stock price volatility	70%	70.2% — 72.8%
Risk free interest rate	3.3%	2.49% — 2.98%
Estimated forfeiture rate	10%	10%
Expected life (years)	6.6	5.5 — 6.25

     The following table summarizes the activity for service-based stock options for the indicated periods:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding at June 30, 2009	10,923,059	$0.97
Granted	6,542,200	$0.35
Exercised	—	—		$—

Forfeited or expired	(2,480,300)	$1.31

Outstanding at December 31, 2009	14,984,959	$0.64	8.4	$41,000

Exercisable at December 31, 2009	4,906,411	$1.06	6.5	$6,000

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

     6. Shareholders’ Equity
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
     7. Stock Purchase Warrants
          The Company had the following warrants to purchase shares of common stock of the Company outstanding during the quarters ended December 31, 2008, and December 31, 2009:
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
          The foregoing warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in the Company’s statement of operations in each subsequent period. The estimated fair value of the warrants is determined using Level 3 inputs. The liability is measured using the Black Scholes valuation model, which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The assumptions used by the Company are summarized in the following tables:

October 2007 Warrants	June 30, 2009	December 30, 2009
Closing stock price	$3.36	$2.48
Expected dividend rate	0%	0%
Expected stock price volatility	70.8%	73.9%
Risk free interest rate	1.6%	1.7%
Expected life (years)	3.75	3.25
          The following table summarizes the changes in the estimated fair value of our warrant liabilities (in thousands):

Warrant Liabilities
Balance at June 30, 2009	$532
Decrease in fair value	(264)

Balance at December 31, 2009	$268

     8. Net Loss Per Common Share
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
     9. Recent Accounting Pronouncements
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
     10. Subsequent Events
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

	Quarter Ended December 31,		Six Months Ended December 31,
	2008	2009	2008	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Net loss	$(4,888)	$(4,320)	$(8,558)	$(8,112)

Proforma net loss per share (Basic and Diluted)	$(0.29)	$(0.20)	$(0.51)	$(0.38)

Proforma weighted average number of shares outstanding (Basic and Diluted)	16,821	21,713	16,710	21,196

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement
     As discussed in the Explanatory Note and Note 3 to this Amended Filing, we are amending and restating our unaudited consolidated condensed financial statements and related disclosures for all periods presented in this Amended Filing.
     The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in our previously filed Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.
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
     Income (expense) from the change in fair value of warrants was $255,000 and $264,000 for the quarter and six months ended December 31, 2009, respectively, compared to $(785,000) and $(542,000) for the quarter and six months ended December 31, 2008, respectively. The fluctuations are due primarily to changes in the fair value of our common stock and the related impact on our warrant liabilities.
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
     Our net loss was $4,320,000, or $0.02 per common share for the quarter ended December 31, 2009 compared to $4,888,000, or $0.04 per common share for the quarter ended December 31, 2008. For the six months ended December 31, 2009, our net loss decreased to $8,112,000, or $0.05 per common share compared to a net loss of $8,558,000, or $0.06 per common share for the six months ended December 31, 2008.
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

Liquidity and Capital Resources
     We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through December 31, 2009, have totaled approximately $211 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“the Exchange Act”). Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     At the time that our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 was filed on February 9, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective to provide reasonable assurance as of December 31, 2009 because of a material weakness in our internal control over financial reporting described below.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     We were incorporated in 1989 and have experienced substantial operating losses since inception. As of December 31, 2009, we have incurred a cumulative net loss totaling approximately $196 million, and we have continued to incur losses since that date. These losses have resulted principally from costs incurred in the research and development (including clinical trials) of our cell culture technologies and our cell manufacturing system, general and administrative expenses, and the prosecution of patent applications. We expect to continue to incur significant operating losses over the next several years and at least until, and probably after, product sales increase, primarily owing to our research and development programs, including preclinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components, acquisition and development of complementary activities and raising sufficient cash to fund our operating activities. Therefore, we may not be able to achieve or sustain profitability.
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
     The existence of our outstanding options and warrants, including any warrants to be issued pursuant to the public offering underwritten by Oppenheimer & Co. Inc., may adversely affect our stock price due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock or warrants, and could adversely impact the terms under which we could obtain additional equity capital. Exercise of outstanding options and warrants, or any future issuance of additional shares of common stock or other equity securities, including but not limited to options, warrants or other derivative securities convertible into our common stock, may result in significant dilution to our shareholders and may decrease our stock price.
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

AASTROM BIOSCIENCES, INC.
/s/ Timothy M. Mayleben
Timothy M. Mayleben
President and Chief Executive Officer (Principal Executive Officer)

/s/ Scott C. Durbin
Scott C. Durbin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

GLOSSARY

TERM	DEFINITION
Adult Stem Cell	A cell present in adults that can generate a limited range of cell types as well as renew itself.

Adverse Event	Any adverse change in health or “side-effect” that occurs in a person participating in a clinical trial, from the time they consent to joining the trial until a pre-specified period of time after their treatment has been completed.

AEMPS — Agencia Española de Medicamentos y Productos Sanitarios	Spanish Drug Agency

Allogeneic	Originating from a human donor other than the patient receiving treatment (Aastrom does NOT use allogeneic cells).

ATMP — Advanced Therapy Medicinal Product	New medicinal products in the European Union based on genes (gene therapy), cells (cell therapy) and tissues (tissue engineering).

Autologous	Originating from the patient receiving treatment. (Aastrom uses only autologous cells)

BLA — Biologics License Application	An application containing product safety, efficacy and manufacturing information required by the FDA to market biologics products in the U.S (equivalent to NDA)

CBER — Center for Biologics Evaluation and Research	Branch of the FDA that regulates biological products for disease prevention and treatment that are inherently more complex than chemically synthesized pharmaceuticals.

CLI — Critical Limb Ischemia	A vascular disease characterized by insufficient blood flow in the extremities that causes severe pain, tissue loss or both.

Controlled Clinical Trial	A clinical study that compares patients receiving a specific treatment to patients receiving an alternate treatment for the condition of interest. The alternate treatment may be another active treatment, standard of care for the condition and/or a placebo (inactive) treatment.

CRC — Cardiac Repair Cell	Aastrom’s proprietary Tissue Repair Cells for cardiac indications. (Also see TRC — Tissue Repair Cell)

DCM — Dilated Cardiomyopathy	A chronic cardiac disease where dilation of the patient’s heart reduces its function to a point that the normal circulation of blood cannot be maintained.

Double-Blind Clinical Trial	Clinical trials in which neither the patient nor the physician know if the patient received the experimental treatment or a control/placebo.

EMEA — European Medicines Agency	European Union body responsible for coordinating the existing scientific resources put at its disposal by Member States for the evaluation, supervision and pharmacovigilance of medicinal products. The Agency provides the Member States and the institutions of the E.U. scientific advice on any question relating to the evaluation of the quality, safety and efficacy of medicinal products for human or veterinary use referred to it in accordance with the provisions of E.U. legislation relating to medicinal products. EMEA is similar in function to the US FDA (see FDA below).

TERM	DEFINITION
E.U. — European Union	The economic and political union of 27 member states, located primarily in Europe, for which the EMEA holds the medical regulatory power.

Ex vivo	Outside the body

FDA — Food and Drug Administration	The U.S. FDA ensures that medicines, medical devices, and radiation-emitting consumer products are safe and effective. Authorized by Congress to enforce the Federal Food, Drug, and Cosmetic Act and several other public health laws, the agency monitors the manufacture, import, transport, storage, and sale of $1 trillion worth of goods annually.

GCP — Good Clinical Practice	GCP is an international ethical and scientific quality standard for designing, conducting, recording and reporting trials that involve the participation of human subjects. Compliance with this standard provides public assurance that the rights, safety and well-being of trial subjects are protected, consistent with the principles that have their origin in the Declaration of Helsinki, and that the clinical trial data are credible.

GMP — Good Manufacturing Practice	GMP regulations require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are safe, pure, and effective. GMP regulations require a quality approach to manufacturing, enabling companies to minimize or eliminate instances of contamination, mix-ups, and errors.

GTP — Good Tissue Practice	GTP regulations help ensure that donors of human cellular and tissue-based products are free of communicable diseases and that the cells and tissues are not contaminated during manufacturing and maintain their integrity and function. Key elements of the proposed rule are: Establishment of a quality program, which would evaluate all aspects of the firm’s operations, to ensure compliance with GTP; Maintenance of an adequate organizational structure and sufficient personnel; Establishment of standard operating procedures for all significant steps in manufacturing; Maintenance of facilities, equipment and the environment; Control and validation of manufacturing processes; Provisions for adequate and appropriate storage; Record keeping and management; Maintenance of a complaint file; Procedures for tracking the product from donor to recipient, and from recipient to donor.

Hematopoietic Stem Cells	Stem cells that give rise to all blood cell types including myeloid (monocytes and macrophages, neutrophils, basophils, eosinophils, erythrocytes, megakaryocytes/platelets, dendritic cells), and lymphoid lineages (T-cells, B-cells, NK-cells).

IMPACT-DCM	Aastrom’s U.S. Phase II surgical clinical trial evaluating the use of CRCs in the treatment of dilated cardiomyopathy.

IMPD — Investigational Medicinal Product Dossier	An IMPD is now required to accompany an application to perform clinical trials in any European Member State. It provides a summary of information on the quality of the product being evaluated in a clinical trial planned to occur in a European Member State, including reference products and placebos. It also provides data from non-clinical studies and available previous clinical experience with the use of the investigational medicinal product.

In vitro	In a laboratory dish or test tube; in an artificial environment

TERM	DEFINITION
IND — Investigational New Drug	An application submitted to the FDA for a new drug or biologic that, if allowed, will be used in a clinical trial.

IRB — Institutional Review Board	A committee designated to formally approve, monitor, and review biomedical research at an institution involving humans. Institutional Review Boards aim to protect the rights and welfare of the research subjects. For Aastrom-sponsored clinical trials, IRB approval must be obtained at each individual clinical site in order for patient recruitment and treatment to commence at that site.

LVEF — Left Ventricular Ejection Fraction	The fraction of blood pumped out of the left ventricle with each heart beat.

Open-label Clinical Trial	A trial in which both the treating physician and the patient know whether they are receiving the experimental treatment or control treatment.

Orphan Drug Designation	“Orphan drug” refers to a drug or biologic that is intended for use in the treatment of a rare disease or condition. Orphan drug designation from the U.S. Food and Drug Association (FDA) qualifies the sponsor to receive certain benefits from the Government in exchange for developing the drug for a rare disease or condition. The drug must then go through the FDA marketing approval process like any other drug or biologic which evaluates for safety and efficacy. Usually a sponsor receives a quicker review time and lower application fees for an orphan product.

Phase I Clinical Trial	A Phase I trial represents an initial study in a small group of patients to test for safety and other relevant factors

Phase II Clinical Trial	A Phase II trial represents a study in a small number of patients to assess the safety and efficacy of a product

Phase IIb Clinical Trial	A Phase IIb trial is a moderately-sized Phase II study that is more specifically designed assess the efficacy of a product than a Phase IIa trial

Phase III Clinical Trial	Phase III studies are initiated to establish safety and efficacy in an expanded patient population at multiple clinical study sites and are generally larger than trials in earlier phases of development.

Progenitor Cells	A “parent” cell that gives rise to a distinct cell lineage by a series of cell divisions.

Prospective Clinical Trial	A clinical trial in which participants are identified and then followed for the duration of the clinical trial.

Randomized Clinical Trial	A clinical trial in which the participants are assigned randomly to treatment and control groups.

Somatic Cell	Any of the cells responsible for forming the body of an organism such as internal organs, bones, skin, connective tissues and blood.

SPP — Single-Pass Perfusion	SPP is Aastrom’s proprietary technology that controls gas and cell culture media exchange to enable the replication of early-stage stem and progenitor cells while preventing their differentiation into mature cells.

Standard of care treatment	The treatment normally prescribed in medical practice for a particular illness, injury or procedure.

TERM	DEFINITION
Stem Cell	Unspecialized (undifferentiated) cells that retain the ability to divide throughout a lifetime and give rise to more specialized (differentiated) cells which take the place of cells that die or are lost. In culture, these undifferentiated cells possess the ability to divide for indefinite periods in culture and may give rise to highly specialized cells.

TRC — Tissue Repair Cell	Aastrom’s cell manufacturing process begins with the collection of a small aspirate (approximately 50 ml) of bone marrow from the patient’s hip in an outpatient procedure. The sample of bone marrow is shipped to a manufacturing facility, and transferred into Aastrom’s cell manufacturing system. In this fully automated, sterile process, the stem and progenitor cell populations present in the bone marrow are greatly expanded to yield cellular products based on Aastrom’s Tissue Repair Cell (TRC) technology. The finished TRC-based product is shipped back to the physician who administers it to the original patient as an autologous cell therapy.

VRC — Vascular Repair Cell	Aastrom’s proprietary Tissue Repair Cells for Vascular indications. (Also see TRC — Tissue Repair Cell)