Form 10-Q/A
period 2010-03-31
AASTROM BIOSCIENCES INC
filed 2011-02-24
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 2
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

Large accelerated filer — ☐	Accelerated filer — ☐	Non-accelerated filer — ☐ (Do not check if a smaller reporting company)	Smaller reporting company — ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes — ☐ No — ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE (Class)	28,255,889 Outstanding at May 4, 2010

Explanatory Note
     We are filing this Amendment No. 2 (“Amendment No. 2”) to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on May 10, 2010 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on May 13, 2010 (“Amendment No.1”) to (amend and restate our unaudited consolidated condensed financial statements and related disclosures for the nine months March 31, 2009 and March 31, 2010, and the period from inception to March 31, 2010, as discussed below and in Note 3 to the accompanying restated consolidated condensed financial statements, as well as to amend certain other Items within Amendment No. 1 as listed in “Items Amended in this Filing” below, as a result of the restatement of our consolidated condensed financial statements.
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
     The cumulative effect of these adjustments on our financial statements is a 4.4% decrease in the deficit accumulated during the development stage in the amount of $9.1 million as of March 31, 2010. These adjustments do not impact the amounts previously reported for the Company’s cash and cash equivalents, operating cash flows or operating expenses in any of the Affected Periods. An explanation of the impact on our financial statements is contained in Note 3 to the consolidated condensed financial statements contained in Part I — Item 1 of this Amendment No. 2.

Restatement of Other Financial Statements
     Along with the filing of this Amendment No. 2, we are concurrently filing amendments to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and Quarterly Reports on Form 10-Q for the quarters ended September 30, 2009, December 31, 2009, and September 30, 2010. The amendments to our Quarterly Reports on Form 10-Q are being filed to restate our unaudited consolidated condensed financial statements and related financial information for the periods contained in those reports and to amend certain other Items within the previously-issued quarterly filings, including Item 4 — “Controls and Procedures” to reflect a reassessment of our disclosure controls and procedures, and internal control over financial reporting. There is no impact on the amounts previously reported for the Company’s cash and cash equivalents, operating cash flows or operating expenses in any of the Affected Periods as a result of the restatement. The cumulative adjustment to shareholders’ equity as of the beginning of the nine months ended March 31, 2010 was to reduce previously reported shareholders’ equity at that time by $0.5 million.
Internal Control Considerations
     Our management determined that there was a control deficiency in its internal control that constitutes a material weakness, as discussed in Part I — Item 4 of this Amendment No. 2. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weakness identified, see Part I — Item 4 included in this Amendment No. 2.
Items Amended in This Filing
     For the convenience of the reader, this Amendment No. 2 sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:
•	Part I — Item 1. Financial Statements;

•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Part I — Item 4. Controls and Procedures.
     In accordance with applicable SEC rules, this Amendment No. 2 includes new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amendment No. 2.
     Except for the items noted above, no other information included in the Original Filing, as amended by Amendment No. 1, is being amended or updated by this Amendment No. 2. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing, as amended by Amendment No. 1, and, except as contained herein, we have not updated or modified the disclosures contained in the Original Filing, as amended by Amendment No. 1. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

AASTROM BIOSCIENCES, INC.
Quarterly Report on Form 10-Q/A
March 31, 2010

Page
PART I — FINANCIAL INFORMATION	5
Item 1. Restated Financial Statements — Unaudited	5
a) Consolidated Condensed Balance Sheets as of June 30, 2009 and March 31, 2010	5
b) Consolidated Condensed Statements of Operations for the quarter and nine months ended March 31, 2009 and 2010 and for the period from March 24, 1989 (Inception) to March 31, 2010	6
c) Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 2009 and 2010 and for the period from March 24, 1989 (Inception) to March 31, 2010	7
d) Notes to Consolidated Condensed Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
PART II — OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6. Exhibits	25
SIGNATURES	26
EXHIBIT INDEX	27
GLOSSARY	28
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30,	March 31,
	2009	2010
	(Restated)	(Restated)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$17,000	$17,844
Short-term investments	—	5,000
Receivables, net	58	—
Inventory	1	—
Other current assets	732	591

Total current assets	17,791	23,435
PROPERTY AND EQUIPMENT, NET	1,485	1,134

Total assets	$19,276	$24,569

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$853	$1,161
Accrued employee benefits	355	358
Current portion of long-term debt	479	291
Warrant liabilities	532	4,358

Total current liabilities	2,219	6,168

LONG-TERM DEBT	305	137

SHAREHOLDERS’ EQUITY:
Common stock, no par value; shares authorized — 31,250,000 and 62,500,000, respectively; shares issued and outstanding — 20,027,830 and 28,255,889, respectively	205,286	217,589
Deficit accumulated during the development stage	(188,534)	(199,325)

Total shareholders’ equity	16,752	18,264

Total liabilities and shareholders’ equity	$19,276	$24,569

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

					March 24, 1989
	Quarter ended		Nine months ended		(Inception) to
	March 31,		March 31,		March 31,
	2009	2010	2009	2010	2010
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
REVENUES:
Product sales and rentals	$58	$—	$113	$89	$1,850
Research and development agreements	—	—	—	—	2,105
Grants	—	—	—	—	9,657

Total revenues	58	—	113	89	13,612

COSTS AND EXPENSES:
Cost of product sales and rentals	25	—	47	34	796
Cost of product sales and rentals — provision for obsolete and excess inventory	—	—	—	—	2,239
Research and development	2,785	2,845	8,340	9,039	157,147
Selling, general and administrative	1,260	1,418	3,909	3,680	72,338

Total costs and expenses	4,070	4,263	12,296	12,753	232,520

LOSS FROM OPERATIONS	(4,012)	(4,263)	(12,183)	(12,664)	(218,908)

OTHER INCOME (EXPENSE):
(Increase) decrease in fair value of warrants	481	1,559	(61)	1,823	9,112
Other income	—	—	—	—	1,249
Interest income	57	34	253	83	10,647
Interest expense	(17)	(9)	(58)	(33)	(457)

Other income	521	1,584	134	1,873	20,551

NET LOSS	$(3,491)	$(2,679)	$(12,049)	$(10,791)	$(198,357)

COMPUTATION OF NET LOSS PER SHARE APPLICABLE TO COMMON SHARES:
NET LOSS	$(3,491)	$(2,679)	$(12,049)	$(10,791)

NET LOSS PER SHARE (Basic and Diluted)	$(0.19)	$(0.10)	$(0.70)	$(0.47)

Weighted average number of shares outstanding (Basic and Diluted)	18,327	26,737	17,242	23,016

The accompanying notes are an integral part of these financial statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			March 24, 1989
	Nine months ended		(Inception) to
	March 31,		March 31,
	2009	2010	2010
	(Restated)	(Restated)	(Restated)
OPERATING ACTIVITIES:
Net loss	$(12,049)	$(10,791)	$(198,357)
Adjustments to reconcile net loss to net cash used for operating activities: Depreciation and amortization	522	454	6,454
Loss on property held for resale	—	—	110
Amortization of discounts and premiums on investments	(30)	—	(1,704)
Stock compensation expense	1,129	426	8,815
Increase (decrease) in fair value of warrants	61	(1,823)	(9,112)
Inventory write downs and reserves	—	—	2,239
Stock issued pursuant to license agreement	—	—	3,300
Provision for losses on accounts receivable	—	—	204
Changes in assets and liabilities:
Receivables	(236)	58	(249)
Inventories	—	1	(2,335)
Other current assets	432	(66)	(500)
Accounts payable and accrued expenses	(23)	308	1,104
Accrued employee benefits	(392)	3	358

Net cash used for operating activities	(10,586)	(11,430)	(189,673)

INVESTING ACTIVITIES:
Organizational costs	—	—	(73)
Purchase of short-term investments	—	(5,000)	(217,041)
Maturities of short-term investments	6,000	—	213,745
Property and equipment purchases	(34)	(103)	(5,864)
Proceeds from sale of property held for resale	—	—	400

Net cash provided by (used for) investing activities	5,966	(5,103)	(8,833)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	51,647
Net proceeds from issuance of common stock and warrants	7,343	17,526	162,871
Repurchase of common stock	—	—	(49)
Payments received for stock purchase rights	—	—	3,500
Payments received under shareholder notes	—	—	31
Restricted cash used as compensating balance	192	207	(70)
Proceeds from long-term debt	—	—	751
Principal payments under long-term obligations	(331)	(356)	(2,331)

Net cash provided by financing activities	7,204	17,377	216,350

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,584	844	17,844
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,492	17,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,076	$17,844	$17,844

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
          On February 18, 2010, the Company’s board of directors by unanimous written consent authorized a one for eight reverse split. Accordingly, all references to numbers of common stock and per share data in the accompanying financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

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
     Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). The Warrants generally provide that, in the event the related registration statement is not available for the issuance of the Warrant shares, the holder may exercise the Warrant on a cashless basis (i.e., applying a portion of the Warrant shares to the payment of the exercise price). In addition, the Class A warrants and Class B warrants listed above provide the holder with weighted-average anti-dilution price protection in the event we issue securities at a price per share that is less than the exercise price of the warrants.
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
     Impact of the Restatement
     The cumulative effect of these adjustments on the Company’s previously-reported deficit accumulated during the development stage and total shareholders’ equity was a decrease of $7.4 million and $0.4 million, respectively, as of the beginning of the nine month period ended March 31, 2009. These adjustments do not impact the amounts previously reported for the Company’s cash and cash equivalents, net cash used for operating activities or operating expenses in any of the Affected Periods.

     The effects of the restatement on the following financial statement line items as of and for the periods indicated are summarized in the following tables (in thousands except per share amounts):

	Consolidated Condensed Balance Sheets
	As Previously
	Reported	Adjustments	As Restated
As of June 30, 2009
Warrant liabilities	$—	$532	$532
Total current liabilities	$1,687	$532	$2,219
Common stock	$213,107	$(7,821)	$205,286
Deficit accumulated during the development stage	$(195,823)	$7,289	$(188,534)
Total shareholders’ equity	$17,284	$(532)	$16,752
As of March 31, 2010
Warrant liabilities	$—	$4,358	$4,358
Total current liabilities	$1,810	$4,358	$6,168
Common stock	$231,059	$(13,470)	$217,589
Deficit accumulated during the development stage	$(208,437)	$9,112	$(199,325)
Total shareholders’ equity	$22,622	$(4,358)	$18,264

	Consolidated Condensed Statements of Operations
	As Previously
	Reported	Adjustments	As Restated
For the quarter ended March 31, 2009:
(Increase) decrease in fair value of warrants	$—	$481	$481
Total other income	$40	$481	$521
Net loss	$(3,972)	$481	$(3,491)
Net loss per share (basic and diluted)	$(0.22)	$0.03	$(0.19)
For the nine months ended March 31, 2009:
(Increase) decrease in fair value of warrants	$—	$(61)	$(61)
Total other income	$195	$(61)	$134
Net loss	$(11,988)	$(61)	$(12,049)
Net loss per share (basic and diluted)	$(0.70)	$—	$(0.70)
For the quarter ended March 31, 2010:
(Increase) decrease in fair value of warrants	$—	$1,559	$1,559
Total other income	$25	$1,559	$1,584
Net loss	$(4,238)	$1,559	$(2,679)
Net loss per share (basic and diluted)	$(0.16)	$0.06	$(0.10)
For the nine months ended March 31, 2010:
(Increase) decrease in fair value of warrants	$—	$1,823	$1,823
Total other income	$50	$1,823	$1,873
Net loss	$(12,614)	$1,823	$(10,791)
Net loss per share (basic and diluted)	$(0.55)	$0.08	$(0.47)
March 24, 1989 (Inception) to March 31, 2010:
(Increase) decrease in fair value of warrants	$—	$9,112	$9,112
Total other income	$11,439	$9,112	$20,551
Net loss	$(207,469)	$9,112	$(198,357)

	Consolidated Condensed Statements of Cash Flows
	As Previously
	Reported	Adjustments	As Restated
For the nine months ended March 31, 2009:
Net loss	$(11,988)	$(61)	$(12,049)
Increase (decrease) in fair value of warrants	$—	$61	$61
For the nine months ended March 31, 2010:
Net loss	$(12,614)	$1,823	$(10,791)
Increase (decrease) in fair value of warrants	$—	$(1,823)	$(1,823)
March 24, 1989 (Inception) to March 31, 2010:
Net loss	$(207,469)	$9,112	$(198,357)
Increase (decrease) in fair value of warrants	$—	$(9,112)	$(9,112)

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
     5. Fair Value Measurements
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
          At March 31, 2010, the Company had $17.8 million invested in three money market funds and $5.0 million invested in certificates of deposit, that are included within the “Cash and cash equivalents” and “Short-term investments” lines on the consolidated condensed balance sheet, respectively. Because there is an active market for shares of these money market funds and the certificates of deposit, the Company considers its fair value measure of this investment to be based on Level 1 inputs.
          See Note 7 for disclosures related to the fair value of the Company’s warrants. The Company does not have any other assets or liabilities on the balance sheet as of March 31, 2010 that are measured at fair value.
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
     7. Stock Purchase Warrants
          The Company had the following warrants to purchase shares of common stock of the Company outstanding during the nine months ended March 31, 2009 and March 31, 2010:
(i)	warrants to purchase an aggregate of 300,000 shares of the Company’s common stock, issued on April 5, 2004 in connection with the Company’s registered direct offering, exercisable for a five year period commencing on April 5, 2004 at an exercise price of $13.20 per share, all of which expired unexercised;
(ii)	warrants to purchase an aggregate of 320,248 shares of the Company’s common stock, issued on October 27, 2004 in connection with the Company’s registered direct offering, exercisable from April 28, 2005 through October 27, 2008 at an exercise price of $13.92 per share, 229,855 of which expired unexercised;
(iii)	warrants to purchase an aggregate of 740,131 shares of the Company’s common stock, issued on October 17, 2007 in connection with the Company’s registered direct offering, exercisable from April 18, 2008 through April 17, 2013 at an exercise price of $12.72 per share;
(iv)	Class A warrants to purchase an aggregate of 4,882,228 shares of the Company’s common stock, issued on January 21, 2010 in connection with the Company’s registered public offering, exercisable for a five year period commencing on July 21, 2010 at an exercise price of $2.97 per share; and
(v)	Class B warrants to purchase an aggregate of 3,254,818 shares of common stock, issued on January 21, 2010 in connection with the Company’s registered public offering, exercisable at any time from January 21, 2010 through July 21, 2010 at an exercise price of $2.08 per share.

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

October 2007 Warrants	June 30, 2009	March 31, 2010
Closing stock price	$3.36	$1.65
Expected dividend rate	0%	0%
Expected stock price volatility	70.8%	77.0%
Risk free interest rate	1.6%	1.6%
Expected life (years)	3.75	3.00

January 2010 Class A Warrants	January 21, 2010	March 31, 2010
Closing stock price	$1.84	$1.65
Expected dividend rate	0%	0%
Expected stock price volatility	73.8%	71.0%
Risk free interest rate	2.4%	2.6%
Expected life (years)	5.50	5.25

January 2010 Class B Warrants	January 21, 2010	March 31, 2010
Closing stock price	$1.84	$1.65
Expected dividend rate	0%	0%
Expected stock price volatility	62.0%	69.6%
Risk free interest rate	0.3%	0.4%
Expected life (years)	0.50	0.25
          The following table summarizes the changes in the estimated fair value of our warrant liabilities (in thousands):

Warrant Liabilities
Balance at June 30, 2009	$532
Warrants issued	5,649
Decrease in fair value	(1,823)

Balance at March 31, 2010	$4,358

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
          As discussed in the Explanatory Note and Note 3 to this Amendment No. 2, we are amending and restating our unaudited consolidated condensed financial statements and related disclosures for all periods presented in this Amendment No. 2.
          The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in our previously filed Quarterly Report on Form 10-Q, as amended by Amendment No. 1, for the quarter ended March 31, 2010.
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
          Income (expense) from the change in fair value of warrants was $1,559,000 and $1,823,000 for the quarter and nine months ended March 31, 2010, respectively, compared to $481,000 and $(61,000) for the quarter and nine months ended March 31, 2009, respectively. The fluctuations are due primarily to issuances of warrants in the January 2010 financing and changes in the fair value of our common stock and the related impact on our warrant liabilities.
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
          Our net loss was $2,679,000, or $0.10 per common share for the quarter ended March 31, 2010 compared to $3,491,000, or $0.19 per common share for the quarter ended March 31, 2009. For the nine months ended March 31, 2010, our net loss decreased to $10,791,000, or $0.47 per common share compared to a net loss of $12,049,000, or $0.70 per common share for the nine months ended March 31, 2009. The fluctuations are due primarily to the change in fair value of warrants as described above.
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

Liquidity and Capital Resources
          We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through March 31, 2010, have totaled approximately $218 million and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.
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
          If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse affect on our business. See Part I, Item 1. “Financial Statements — Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q/A and “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended June 30, 2009.
Off-Balance Sheet Arrangements
          At March 31, 2010, we were not party to any off-balance sheet arrangements.
Forward-Looking Statements
          This report, including the documents that we incorporate by reference, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but are not always, made through the use of words or phrases such as “anticipates,” “estimates,” “plans,” “projects,” “trends,” “opportunity,” “comfortable,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “achieve,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar words or phrases, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year-ended June 30, 2009. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial conditions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“the Exchange Act”). Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
          At the time that our Quarterly Report on Form 10-Q, as amended by Amendment No. 1, for the quarter ended March 31, 2010 was filed on May 13, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective to provide reasonable assurance as of March 31, 2010 because of a material weakness in our internal control over financial reporting described below.
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
Changes in Internal Control Over Financial Reporting
          There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 6. Exhibits
          The Exhibits listed in the Exhibit Index immediately following the Signatures, are filed as a part of this Quarterly Report on Form 10-Q/A.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 24, 2011

AASTROM BIOSCIENCES, INC.
/s/ Timothy M. Mayleben
Timothy M. Mayleben
President and Chief Executive Officer (Principal Executive Officer)

/s/ Scott C. Durbin
Scott C. Durbin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Class A Warrant Agreement, dated as of January 21, 2010, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2010)

4.2	Class B Warrant Agreement dated as of January 21, 2010, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2010)

10.1	Underwriting Agreement, dated as of January 15, 2010, and between the Registrant and Oppenheimer & Co. Inc. (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

GLOSSARY

TERM	DEFINITION
Adult Stem Cell	A cell present in adults that can generate a limited range of cell types as well as renew itself.

Adverse Event	Any adverse change in health or “side-effect” that occurs in a person participating in a clinical trial, from the time they consent to joining the trial until a pre-specified period of time after their treatment has been completed.

AEMPS — Agencia Española de Medicamentos y Productos Sanitarios	Spanish Drug Agency

Allogeneic	Originating from a human donor other than the patient receiving treatment (Aastrom does NOT use allogeneic cells).

ATMP — Advanced Therapy Medicinal Product	New medicinal products in the European Union based on genes (gene therapy), cells (cell therapy) and tissues (tissue engineering).

Autologous	Originating from the patient receiving treatment. (Aastrom uses only autologous cells)

BLA — Biologics License Application	An application containing product safety, efficacy and manufacturing information required by the FDA to market biologics products in the U.S (equivalent to NDA)

CBER — Center for Biologics Evaluation and Research	Branch of the FDA that regulates biological products for disease prevention and treatment that are inherently more complex than chemically synthesized pharmaceuticals.

CLI — Critical Limb Ischemia	A vascular disease characterized by insufficient blood flow in the extremities that causes severe pain, tissue loss or both.

Controlled Clinical Trial	A clinical study that compares patients receiving a specific treatment to patients receiving an alternate treatment for the condition of interest. The alternate treatment may be another active treatment, standard of care for the condition and/or a placebo (inactive) treatment.

CRC — Cardiac Repair Cell	Aastrom’s proprietary Tissue Repair Cells for cardiac indications. (Also see TRC — Tissue Repair Cell)

DCM — Dilated Cardiomyopathy	A chronic cardiac disease where dilation of the patient’s heart reduces its function to a point that the normal circulation of blood cannot be maintained.

Double-Blind Clinical Trial	Clinical trials in which neither the patient nor the physician know if the patient received the experimental treatment or a control/placebo.

EMEA — European Medicines Agency	European Union body responsible for coordinating the existing scientific resources put at its disposal by Member States for the evaluation, supervision and pharmacovigilance of medicinal products. The Agency provides the Member States and the institutions of the E.U. scientific advice on any question relating to the evaluation of the quality, safety and efficacy of medicinal products for human or veterinary use referred to it in accordance with the provisions of E.U.legislation relating to medicinal products. EMEA is similar in function to the US FDA (see FDA below).

TERM	DEFINITION
E.U. — European Union	The economic and political union of 27 member states, located primarily in Europe, for which the EMEA holds the medical regulatory power.

Ex vivo	Outside the body

FDA — Food and Drug Administration	The U.S. FDA ensures that medicines, medical devices, and radiation-emitting consumer products are safe and effective. Authorized by Congress to enforce the Federal Food, Drug, and Cosmetic Act and several other public health laws, the agency monitors the manufacture, import, transport, storage, and sale of $1 trillion worth of goods annually.

GCP — Good Clinical Practice	GCP is an international ethical and scientific quality standard for designing, conducting, recording and reporting trials that involve the participation of human subjects. Compliance with this standard provides public assurance that the rights, safety and well-being of trial subjects are protected, consistent with the principles that have their origin in the Declaration of Helsinki, and that the clinical trial data are credible.

GMP — Good Manufacturing Practice	GMP regulations require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are safe, pure, and effective. GMP regulations require a quality approach to manufacturing, enabling companies to minimize or eliminate instances of contamination, mix-ups, and errors.

GTP — Good Tissue Practice	GTP regulations help ensure that donors of human cellular and tissue-based products are free of communicable diseases and that the cells and tissues are not contaminated during manufacturing and maintain their integrity and function. Key elements of the proposed rule are: Establishment of a quality program, which would evaluate all aspects of the firm’s operations, to ensure compliance with GTP; Maintenance of an adequate organizational structure and sufficient personnel; Establishment of standard operating procedures for all significant steps in manufacturing; Maintenance of facilities, equipment and the environment; Control and validation of manufacturing processes; Provisions for adequate and appropriate storage; Record keeping and management; Maintenance of a complaint file; Procedures for tracking the product from donor to recipient, and from recipient to donor.

Hematopoietic Stem Cells	Stem cells that give rise to all blood cell types including myeloid (monocytes and macrophages, neutrophils, basophils, eosinophils, erythrocytes, megakaryocytes/platelets, dendritic cells), and lymphoid lineages (T-cells, B-cells, NK-cells).

IMPACT-DCM	Aastrom’s U.S. Phase II surgical clinical trial evaluating the use of CRCs in the treatment of dilated cardiomyopathy.

IMPD — Investigational Medicinal Product Dossier	An IMPD is now required to accompany an application to perform clinical trials in any European Member State. It provides a summary of information on the quality of the product being evaluated in a clinical trial planned to occur in a European Member State, including reference products and placebos. It also provides data from non-clinical studies and available previous clinical experience with the use of the investigational medicinal product.

In vitro	In a laboratory dish or test tube; in an artificial environment

IND — Investigational New Drug	An application submitted to the FDA for a new drug or biologic that, if allowed, will be used in a clinical trial.

TERM	DEFINITION
IRB — Institutional Review Board	A committee designated to formally approve, monitor, and review biomedical research at an institution involving humans. Institutional Review Boards aim to protect the rights and welfare of the research subjects. For Aastrom-sponsored clinical trials, IRB approval must be obtained at each individual clinical site in order for patient recruitment and treatment to commence at that site.

LVEF — Left Ventricular Ejection Fraction	The fraction of blood pumped out of the left ventricle with each heart beat.

Open-label Clinical Trial	A trial in which both the treating physician and the patient know whether they are receiving the experimental treatment or control treatment.

Orphan Drug Designation	“Orphan drug” refers to a drug or biologic that is intended for use in the treatment of a rare disease or condition. Orphan drug designation from the U.S. Food and Drug Association (FDA) qualifies the sponsor to receive certain benefits from the Government in exchange for developing the drug for a rare disease or condition. The drug must then go through the FDA marketing approval process like any other drug or biologic which evaluates for safety and efficacy. Usually a sponsor receives a quicker review time and lower application fees for an orphan product.

Phase I Clinical Trial	A Phase I trial represents an initial study in a small group of patients to test for safety and other relevant factors

Phase II Clinical Trial	A Phase II trial represents a study in a small number of patients to assess the safety and efficacy of a product

Phase IIb Clinical Trial	A Phase IIb trial is a moderately-sized Phase II study that is more specifically designed assess the efficacy of a product than a Phase IIa trial

Phase III Clinical Trial	Phase III studies are initiated to establish safety and efficacy in an expanded patient population at multiple clinical study sites and are generally larger than trials in earlier phases of development.

Progenitor Cells	A “parent” cell that gives rise to a distinct cell lineage by a series of cell divisions.

Prospective Clinical Trial	A clinical trial in which participants are identified and then followed for the duration of the clinical trial.

Randomized Clinical Trial	A clinical trial in which the participants are assigned randomly to treatment and control groups.

Somatic Cell	Any of the cells responsible for forming the body of an organism such as internal organs, bones, skin, connective tissues and blood.

SPP — Single-Pass Perfusion	SPP is Aastrom’s proprietary technology that controls gas and cell culture media exchange to enable the replication of early-stage stem and progenitor cells while preventing their differentiation into mature cells.

Standard of care treatment	The treatment normally prescribed in medical practice for a particular illness, injury or procedure.

Stem Cell	Unspecialized (undifferentiated) cells that retain the ability to divide throughout a lifetime and give rise to more specialized (differentiated) cells which take the place of cells that die or are lost. In culture, these undifferentiated cells possess the ability to divide for indefinite periods in culture and may give rise to highly specialized cells.

TERM	DEFINITION
TRC — Tissue Repair Cell	Aastrom’s cell manufacturing process begins with the collection of a small aspirate (approximately 50 ml) of bone marrow from the patient’s hip in an outpatient procedure. The sample of bone marrow is shipped to a manufacturing facility, and transferred into Aastrom’s cell manufacturing system. In this fully automated, sterile process, the stem and progenitor cell populations present in the bone marrow are greatly expanded to yield cellular products based on Aastrom’s Tissue Repair Cell (TRC) technology. The finished TRC-based product is shipped back to the physician who administers it to the original patient as an autologous cell therapy.

VRC — Vascular Repair Cell	Aastrom’s proprietary Tissue Repair Cells for Vascular indications. (Also see TRC — Tissue Repair Cell)