Form 10-K/A
period 2010-06-30
AASTROM BIOSCIENCES INC
filed 2011-02-24
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

Explanatory Note
     We are filing this Amended Annual Report on Form 10-K/A (the “Amended Filing”) to our Annual Report on Form 10-K for the year ended June 30, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on September 7, 2010 (the “Original Filing”), to amend and restate our audited consolidated financial statements and related disclosures for the years ended June 30, 2008, June 30, 2009 and June 30, 2010, and the period from inception to June 30, 2010, as discussed below and in Note 2 to the accompanying restated consolidated financial statements, as well as to amend certain other Items within the Original Filing as listed out in “Items Amended in this Filing” below, as a result of the restatement of our financial statements.
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
     Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). The Warrants generally provide that, in the event the related registration statement is not available for the issuance of the Warrant shares, the holder may exercise the Warrant on a cashless basis (i.e., applying a portion of the Warrant shares to the payment of the exercise price). In addition, the Class A warrants and Class B warrants listed above that were issued in January 2010 provide the holder with weighted-average anti-dilution price protection in the event we issue securities at a price per share that is less than the exercise price of the warrants.
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
     The cumulative effect of these adjustments on our financial statements is a 4.9% decrease in the deficit accumulated during the development stage in the amount of $10.5 million as of June 30, 2010. These adjustments do not impact the amounts previously reported for the Company’s cash and cash equivalents, operating cash flows or operating expenses in any of the Affected Periods. An explanation of the impact on our financial statements is contained in Note 2 to the consolidated financial statements contained in Part II — Item 8 of this Amended Filing.

Restatement of Other Financial Statements
     Along with the filing of this Amended Filing, we are concurrently filing amendments to our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2009, December 31, 2009, March 31, 2010 and September 30, 2010. The amendments to our Quarterly Reports on Form 10-Q are being filed to restate our unaudited consolidated condensed financial statements and related financial information for the periods contained in those reports and to amend certain other Items within the previously-issued quarterly filings, including Item 4 — “Controls and Procedures” to reflect a reassessment of our disclosure controls and procedures, and internal control over financial reporting. There is no impact on the amounts previously reported for the Company’s cash and cash equivalents, operating cash flows or operating expenses in any of the Affected Periods as a result of the restatement. The cumulative impact of the corrections for the periods prior to July 1, 2007 have been reflected in shareholders’ equity as of the beginning of the fiscal year ended June 30, 2008 in our Consolidated Balance Sheet as well as in our Consolidated Statement of Shareholders’ Equity and Comprehensive Loss for the period from March 24, 1989 (Inception) to June 30, 2007. The cumulative adjustment to shareholders’ equity as of the beginning of the fiscal year ended June 30, 2008 was to reduce previously reported shareholders’ equity at that time by $0.9 million.
Internal Control Considerations
     Our management determined that there was a control deficiency in its internal control that constitutes a material weakness, as discussed in Part II — Item 9A of the Amended Filing. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weakness identified, see Part II — Item 9A included in this Amended Filing.
Items Amended in This Filing
     For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:
•	Part I — Item 1. Business;

•	Part I — Item 1A. Risk Factors;

•	Part II — Item 6. Selected Financial Data;

•	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II — Item 8. Restated Financial Statements and Supplementary Data; and

•	Part II — Item 9A. Controls and Procedures.
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
ANNUAL REPORT ON FORM 10-K/A

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
     Certain of our and our licensors’ research has been or is being funded in part by the Department of Commerce and by a Small Business Innovation Research Grant obtained from the Department of Health and Human Services. As a result of such funding, the U.S. Government has certain rights in the technology developed with such funding. These rights include a non-exclusive, fully paid-

up, worldwide license under such inventions for any governmental purpose. In addition, the U.S. Government has the right to require us to grant an exclusive license under any of such inventions to a third party if the U.S. Government determines that: (i) adequate steps have not been taken to commercialize such inventions; (ii) such action is necessary to meet public health or safety needs; or (iii) such action is necessary to meet requirements for public use under federal regulations. Additionally, under the federal Bayh Dole Act, a party which acquires an exclusive license for an invention that was partially funded by a federal research grant is subject to the following government rights: (i) products using the invention which are sold in the United States. are to be manufactured substantially in the United States, unless a waiver is obtained; (ii) the government may force the granting of a license to a third party who will make and sell the needed product if the licensee does not pursue reasonable commercialization of a needed product using the invention; and (iii) the U.S. Government may use the invention for its own needs.
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
     We expect that we will need to raise significant additional funds or pursue strategic transactions or other strategic alternatives in order to complete our product development programs, complete clinical trials needed to market our products, and commercialize our products. To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue to seek to obtain the required capital in a similar manner. As a development stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. With respect to our current activities, this is not likely to occur until we obtain significant additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through June 30, 2010, we have accumulated a net loss of approximately $202,000,000. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.
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
     We were incorporated in 1989 and have experienced substantial operating losses since inception. As of June 30, 2010, we have incurred a cumulative net loss totaling approximately $202,000,000, and we have continued to incur losses since that date. These losses have resulted principally from costs incurred in the research and development (including clinical trials) of our cell culture technologies and our cell manufacturing system, general and administrative expenses, and the prosecution of patent applications. We expect to continue to incur significant operating losses over the next several years and at least until, and probably after, product sales increase, primarily owing to our research and development programs, including preclinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components, acquisition and development of complementary activities and raising sufficient cash to fund our operating activities. Therefore, we may not be able to achieve or sustain profitability.
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
We have identified a material weakness in our internal control over financial reporting that resulted in the restatement of our consolidated financial statements included in this Annual Report on Form 10-K/A. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010 and identified a material weakness related to our prior interpretation of ASC 815 and our initial classification and subsequent accounting of warrants as either liabilities or equity instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2010. This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the changes in fair value of common stock warrants and accumulated deficit accounts and related financial disclosures and the restatement of our consolidated financial statements for the years ended June 30, 2008, 2009 and 2010 and each of the quarterly periods from September 30, 2008 through September 30, 2010 as discussed herein and in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K/A. See Part II — Item 9A, “Controls and Procedures.”
     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The effectiveness of any controls or procedures is subject to certain limitations, and as a result, internal control over financial reporting may not prevent or detect misstatements. A control can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Although we believe that we have taken actions such that we have remediated this material weakness as of the date of this filing, we can give no assurance that additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Additionally, even our improved controls and procedures may not be adequate to prevent or identify errors or irregularities or ensure that our financial statements are prepared in accordance with GAAP. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, cause investors to lose confidence in our reported financial information or be unable to properly report on our business and the results of our operations, and the trading price of our common stock could be materially adversely affected.
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

Item 6. Restated Selected Financial Data
     As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its audited consolidated financial statements and related disclosures for all periods presented in this Item.
     The restated statements of operations data for the fiscal years ended June 30, 2008, 2009 and 2010 and for the period from March 24, 1989 (Inception) to June 30, 2010 and the restated balance sheet data at June 30, 2009 and 2010, are derived from, and are qualified by reference to, the restated audited consolidated financial statements included in this Amended Filing and should be read in conjunction with those financial statements and notes thereto. The restated statements of operations data for the years ended June 30, 2006 and 2007, and the restated balance sheet data at June 30, 2006, 2007 and 2008, are derived from unaudited consolidated financial information not included herein. The data set forth below are qualified by reference to, and should be read in conjunction with, the restated consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

						March 24, 1989
	Year Ended June 30,					(Inception) to
	2006	2007	2008	2009	2010	June 30, 2010
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Product sales and rentals	$159	$94	$208	$182	$89	$1,850
Research and development agreements	—	—	—	—	—	2,105
Grants	704	591	314	—	—	9,657

Total revenues	863	685	522	182	89	13,612

Costs and expenses:
Cost of product sales and rentals(1)	11	29	56	112	34	3,035
Research and development	9,484	11,443	15,249	11,289	12,658	160,766
Selling, general and administrative	9,101	8,682	6,436	4,950	5,201	73,859

Total costs and expenses	18,596	20,154	21,741	16,351	17,893	237,660

Loss from operations	(17,733)	(19,469)	(21,219)	(16,169)	(17,804)	(224,048)
Other income (expense):
(Increase) decrease in fair value of warrants	8,107	1,248	4,632	(115)	3,171	10,460
Other income	—	—	—	—	—	1,249
Interest income	1,258	1,875	1,170	296	115	10,679
Interest expense	—	—	(84)	(73)	(40)	(464)

Net loss	$(8,368)	$(16,346)	$(15,501)	$(16,061)	$(14,558)	$(202,124)

Net loss applicable to common shares	$(8,368)	$(16,346)	$(15,501)	$(16,061)	$(14,558)	$(202,124)

Net loss per common share (basic and diluted)	$(0.63)	$(1.09)	$(0.96)	$(0.90)	$(0.59)

Weighted average number of common shares outstanding (basic and diluted)	13,289	14,940	16,140	17,877	24,729

	June 30,
	2006	2007	2008	2009	2010
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$42,997	$28,325	$22,462	$17,000	$19,119
Working capital	38,943	25,742	21,545	15,572	13,847
Total assets	44,881	32,848	26,217	19,276	20,531
Long-term debt	—	1,536	1,229	784	305
Deficit accumulated during the development stage	(140,626)	(156,972)	(172,473)	(188,534)	(203,092)
Total shareholders’ equity	40,159	27,316	22,916	16,752	14,781

(1)	Cost of product sales and rentals for the period from Inception to June 30, 2010 include a charge of $2,239,000 for excess inventories.
     The effects of the restatement on the unaudited statements of operations data for the years ended June 30, 2006 and 2007, the balance sheet data at June 30, 2006, 2007 and 2008, and working capital at June 30, 2009 and 2010 are summarized in the following tables. See Note 2 to the financial statements contained in Part II — Item 8 of this Amended Filing for disclosure of the effects on the other periods presented above.

	Year Ended June 30, 2006			Year ended June 30, 2007
	As			As
	Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Statement of Operations Data:
(Increase) decrease in fair value of warrants	$—	$8,107	$8,107	$—	$1,248	$1,248
Net loss	$(16,475)	$8,107	$(8,368)	$(17,594)	$1,248	$(16,346)
Net loss applicable to common shares	$(16,475)	$8,107	$(8,368)	$(17,594)	$1,248	$(16,346)
Net loss per share	$(1.24)	$0.61	$(0.63)	$(1.18)	$0.09	$(1.09)

	June 30, 2006			June 30, 2007
	As			As
	Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Balance Sheet Data:
Working capital	$41,126	$(2,183)	$38,943	$26,677	$(935)	$25,742
Deficit accumulated during the development stage	$(142,150)	$1,524	$(140,626)	$(159,744)	$2,772	$(156,972)
Total shareholders’ equity	$42,342	$(2,183)	$40,159	$28,251	$(935)	$27,316

				June 30, 2008
				As
				Previously
				Reported	Adjustments	As Restated
Balance Sheet Data:
Working capital				$21,963	$(418)	$21,545
Deficit accumulated during the development stage				$(179,877)	$7,404	$(172,473)
Total shareholders’ equity				$23,334	$(418)	$22,916

	June 30, 2009			June 30, 2010
	As			As
	Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Balance Sheet Data:
Working capital	$16,104	$(532)	$15,572	$16,857	$(3,010)	$13,847

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement
     As discussed in the Explanatory Note and Note 2 to this Amended Filing, we are amending and restating our audited consolidated financial statements and related disclosures for all periods presented in this Amended Filing.
     The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in our previously filed Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
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
     Warrants — Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in the Company’s statement of operations in each subsequent period. The warrants are measured at estimated fair value using the Black Scholes valuation model, which is based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on our historical rate, which we anticipate to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates, however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different.

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
     Income (expense) from the change in fair value of warrants was $3,171,000 in 2010, ($115,000) in 2009 and $4,632,000 in 2008. The fluctuations are due primarily to the issuance of warrants in the January 2010 financing and changes in the fair value of our common stock and the related impact on the fair value of our warrant liability.
     Interest income was $115,000 in 2010, $296,000 in 2009 and $1,170,000 in 2008. The fluctuations in interest income are due primarily to corresponding changes in the levels of cash, cash equivalents and short-term investments combined with declining interest rates during the periods.

     Our net loss was $14,558,000, or $0.59 per share in 2010 compared to $16,061,000, or $0.90 per share in 2009 and $15,501,000, or $0.96 per share in 2008. The changes in net loss are primarily due to the fluctuations in the fair value of warrants as well as research and development expenses from year to year.
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
     We expect that we will need to raise significant additional funds or pursue strategic transactions or other strategic alternatives in order to complete our product development programs, complete clinical trials needed to market our products, and commercialize our products. To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue to seek to obtain the required capital in a similar manner. As a development stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. With respect to our current activities, this is not likely to occur until we obtain significant additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through June 30, 2010, we had accumulated a net loss of approximately $202,000,000. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.
     We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through June 30, 2010, have totaled approximately $218,000,000 and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.

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

Item 8. Restated Financial Statements and Supplementary Data

Page
Report of Independent Registered Public Accounting Firm	37
Consolidated Balance Sheets as of June 30, 2009 and 2010	38
Consolidated Statements of Operations for the years ended June 30, 2008, 2009 and 2010 and for the Period from March 24, 1989 (Inception) to June 30, 2010	39
Consolidated Statements of Shareholders’ Equity and Comprehensive Loss from March 24, 1989 (Inception) to June 30, 2010	40
Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2009 and 2010 and for the Period from March 24, 1989 (Inception) to June 30, 2010	41
Notes to Consolidated Financial Statements	42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Aastrom Biosciences, Inc.:
     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows present fairly, in all material respects, the financial position of Aastrom Biosciences, Inc. and its subsidiaries (a development stage company) at June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, and for the period from March 24, 1989 (Inception) to June 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of June 30, 2010. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the accounting for warrants existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting for warrants existed as of that date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
     As discussed in Note 2 to the consolidated financial statements, the 2008, 2009 and 2010 consolidated financial statements, including the inception to date information, have been restated to correct an error.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan

September 7, 2010, except for the effects of the restatement described in Note 2 to the consolidated financial statements and the matter described in the third paragraph of Management’s Report on Internal Controls over Financial Reporting (Restated) as to which the date is February 24, 2011

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	2010
	(Restated)	(Restated)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,000	$14,119
Short-term investments	—	5,000
Receivables, net	58	16
Inventories	1	—
Other current assets	732	383

Total current assets	17,791	19,518
PROPERTY AND EQUIPMENT, NET	1,485	1,013

Total assets	$19,276	$20,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$853	$1,749
Accrued employee benefits	355	686
Current portion of long-term debt	479	226
Warrant liabilities	532	3,010

Total current liabilities	2,219	5,671

LONG-TERM DEBT	305	79

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
SHAREHOLDERS’ EQUITY:
Common Stock, no par value; shares authorized (in thousands) — 31,250 and 62,500, respectively; shares issued and outstanding — 20,028 and 28,256, respectively	205,286	217,873
Deficit accumulated during the development stage	(188,534)	(203,092)

Total shareholders’ equity	16,752	14,781

Total liabilities and shareholders’ equity	$19,276	$20,531

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				March 24, 1989
	Year Ended June 30,			(Inception) to
	2008	2009	2010	June 30, 2010
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share amounts)
REVENUES:
Product sales and rentals	$208	$182	$89	$1,850
Research and development agreements	—	—	—	2,105
Grants	314	—	—	9,657

Total revenues	522	182	89	13,612

COSTS AND EXPENSES:
Cost of product sales and rentals	56	112	34	3,035
Research and development	15,249	11,289	12,658	160,766
Selling, general and administrative	6,436	4,950	5,201	73,859

Total costs and expenses	21,741	16,351	17,893	237,660

LOSS FROM OPERATIONS	(21,219)	(16,169)	(17,804)	(224,048)

OTHER INCOME (EXPENSE):
(Increase) decrease in fair value of warrants	4,632	(115)	3,171	10,460
Other income	—	—	—	1,249
Interest income	1,170	296	115	10,679
Interest expense	(84)	(73)	(40)	(464)

Total other income	5,718	108	3,246	21,924

NET LOSS	$(15,501)	$(16,061)	$(14,558)	$(202,124)

NET LOSS PER SHARE (Basic and Diluted)	$(0.96)	$(0.90)	$(0.59)

Weighted average number of common shares outstanding (Basic and Diluted)	16,140	17,877	24,729

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

					Deficit
					Accumulated
					During the	Total
	Preferred Stock		Common Stock		Development	Shareholders’
	Shares	Amount	Shares	Amount	Stage	Equity
	(In thousands, except per share data)
BALANCE, MARCH 24, 1989 (Inception)	—	$—	—	$—	$—	$—
Net loss and comprehensive loss (Restated)					(156,004)	(156,004)
Issuance of common stock for cash, services and license rights			149	2,336		2,336
Issuance of Series A through Series E Preferred Stock for cash, net of issuance costs of $342	9,452	34,218				34,218
Issuance of Series E Preferred Stock at $17.00 per Share	206	3,500		(3,500)		—
Exercise of stock options and stock purchase warrants, and issuance of stock under Employee Stock Purchase Plan (Restated)			982	6,298		6,298
Issuance of Stock Purchase Rights for cash in September 1995 and March 1996				3,500		3,500
Principal payment received under shareholder note Receivable				31		31
Initial public offering of common stock at $56.00 per share, net of issuance costs of $2,865			406	19,885		19,885
Conversion of preferred stock	(11,866)	(55,374)	2,720	55,374		—
Compensation expense related to stock options and warrants granted				5,414		5,414
Issuance of 5.5% Convertible Preferred Stock at $5.00 per share, net of issuance costs of $1,070	2,200	9,930				9,930
Issuance of 1998 Series I Convertible Preferred Stock at $1,000 per share, net of issuance costs of $460	5	4,540	5	149		4,689
Issuance of 1999 Series III Convertible Preferred Stock at $1,000 per share, net of issuance costs of $280	3	2,720	6	90		2,810
Issuance of common stock, net of issuance costs of $9,147 (Restated)			10,612	93,532		93,532
Issuance of restricted stock, net of cancellations			39	—		—
Issuance of stock under Direct Stock Purchase Plan			68	750		750
Dividends and yields on preferred stock		466	19	502	(968)	—
Repurchase and retirement of Common Shares Outstanding			(4)	(73)		(73)

BALANCE, JUNE 30, 2007 (Restated)	—	—	15,002	184,288	(156,972)	27,316
Net loss and comprehensive loss (Restated)					(15,501)	(15,501)
Exercise of stock options and stock purchase warrants			106	995		995
Issuance of restricted stock			8	—		—
Cancellation of restricted stock			(11)	—		—
Issuance of stock under Direct Stock Purchase Plan			23	186		186
Compensation expense related to stock options and restricted stock awards and units granted			—	1,603		1,603
Issuance of common stock, net of issuance costs of $1,068 (Restated)			1,479	8,317		8,317

BALANCE, JUNE 30, 2008 (Restated)	—	—	16,607	195,389	(172,473)	22,916
Net loss and comprehensive loss (Restated)					(16,061)	(16,061)
Issuance of restricted stock and units			19	—		—
Cancellation of restricted stock			(1)	—		—
Issuance of stock under Direct Stock Purchase Plan			3	7		7
Compensation expense related to stock options and restricted stock awards and units granted			—	1,362		1,362
Issuance of common stock, net of issuance costs of $1,682			3,400	8,528		8,528

BALANCE, JUNE 30, 2009 (Restated)	—	—	20,028	205,286	(188,534)	16,752
Net loss and comprehensive loss (Restated)					(14,558)	(14,558)
Compensation expense related to stock options and restricted stock awards and units granted			—	710		710
Issuance of common stock, net of issuance costs of $1,265 (Restated)			8,228	11,877		11,877

BALANCE, JUNE 30, 2010 (Restated)	—	$—	28,256	$217,873	$(203,092)	$14,781

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				March 24, 1989
	Year Ended June 30,			(Inception) to
	2008	2009	2010	June 30, 2010
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(15,501)	$(16,061)	$(14,558)	$(202,124)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	732	704	592	6,592
Loss on property held for resale	—	—	—	110
Amortization of discounts and premiums on Investments	(381)	(30)	—	(1,704)
Stock compensation expense	1,603	1,362	710	9,099
Increase (decrease) in fair value of warrant liabilities	(4,632)	115	(3,171)	(10,460)
Inventory write downs and reserves	—	—	—	2,240
Stock issued pursuant to license agreement	—	—	—	3,300
Provision for losses on accounts receivable	—	—	—	204
Changes in operating assets and liabilities:
Receivables	60	(40)	42	(265)
Inventories	8	(1)	1	(2,335)
Other current assets	(58)	592	72	(363)
Accounts payable and accrued expenses	(867)	(54)	896	1,692
Accrued employee benefits	(491)	(392)	331	686

Net cash used for operating activities	(19,527)	(13,805)	(15,085)	(193,328)

INVESTING ACTIVITIES:
Organizational costs	—	—	—	(73)
Purchase of short-term investments	(30,703)	—	(5,000)	(217,041)
Maturities of short-term investments	40,000	6,000	—	213,745
Property and equipment purchases	(215)	(35)	(120)	(5,881)
Proceeds from sale of property held for resale	—	—	—	400

Net cash provided by (used for) investing activities	9,082	5,965	(5,120)	(8,850)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	—	51,647
Net proceeds from issuance of common stock	13,613	8,534	17,526	162,871
Repurchase of common stock	—	—	—	(49)
Payments received for stock purchase rights	—	—	—	3,500
Payments received under shareholder notes	—	—	—	31
Restricted cash used as compensating balance	241	259	277	—
Proceeds from long-term debt	—	—	—	751
Payments on long-term debt	(356)	(445)	(479)	(2,454)

Net cash provided by financing activities	13,498	8,348	17,324	216,297

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,053	508	(2,881)	14,119
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,439	16,492	17,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,492	$17,000	$14,119	$14,119

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$84	$73	$40	$464
Equipment acquired under capital lease obligations	$—	$—	$—	$1,174
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
     See Note 6 for disclosures related to the fair value of the Company’s warrants. The Company does not have any other assets or liabilities on the balance sheet as of June 30, 2010 that are measured at fair value.
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
     Warrants — Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in the Company’s statement of operations in each subsequent period. The warrants are measured at estimated fair value using the Black Scholes valuation model, which is based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on our historical rate, which we anticipate to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different.
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
2. Restatement of Consolidated Financial Statements
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
     Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). The Warrants generally provide that, in the event the related registration statement is not available for the issuance of the Warrant shares, the holder may exercise the Warrant on a cashless basis (i.e., applying a portion of the Warrant shares to the payment of the exercise price). In addition, the Class A warrants and Class B warrants listed above that were issued in January 2010 provide the holder with weighted-average anti-dilution price protection in the event we issue securities at a price per share that is less than the exercise price of the warrants.
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
     Impact of the Restatement
     The cumulative effect of these adjustments on the Company’s previously-reported deficit accumulated during the development stage and total shareholders’ equity was a decrease of $2.8 million and $0.9 million, respectively, as of the beginning of the fiscal year ended June 30, 2008. These adjustments do not impact the amounts previously reported for the Company’s cash and cash equivalents, net cash used for operating activities or operating expenses in any of the Affected Periods.
     The effects of the restatement on the following financial statement line items as of and for the periods indicated are summarized in the following tables (in thousands except per share amounts):

	Consolidated Balance Sheets
	As Previously
	Reported	Adjustments	As Restated
As of June 30, 2009
Warrant liabilities	$—	$532	$532
Total current liabilities	$1,687	$532	$2,219
Common stock	$213,107	$(7,821)	$205,286
Deficit accumulated during the development stage	$(195,823)	$7,289	$(188,534)
Total shareholders’ equity	$17,284	$(532)	$16,752
As of June 30, 2010
Warrant liabilities	$—	$3,010	$3,010
Total current liabilities	$2,661	$3,010	$5,671
Common stock	$231,343	$(13,470)	$217,873
Deficit accumulated during the development stage	$(213,552)	$10,460	$(203,092)
Total shareholders’ equity	$17,791	$(3,010)	$14,781

	Consolidated Statements of Operations
	As Previously
	Reported	Adjustments	As Restated
For the year ended June 30, 2008:
(Increase) decrease in fair value of warrants	$—	$4,632	$4,632
Total other income	$1,086	$4,632	$5,718
Net loss	$(20,133)	$4,632	$(15,501)
Net loss per share (basic and diluted)	$(1.25)	$0.29	$(0.96)
For the year ended June 30, 2009:
(Increase) decrease in fair value of warrants	$—	$(115)	$(115)
Total other income	$223	$(115)	$108
Net loss	$(15,946)	$(115)	$(16,061)
Net loss per share (basic and diluted)	$(0.89)	$(0.01)	$(0.90)
For the year ended June 30, 2010:
(Increase) decrease in fair value of warrants	$—	$3,171	$3,171
Total other income	$75	$3,171	$3,246
Net loss	$(17,729)	$3,171	$(14,558)
Net loss per share (basic and diluted)	$(0.72)	$0.13	$(0.59)
March 24, 1989 (Inception) to June 30, 2010:
(Increase) decrease in fair value of warrants	$—	$10,460	$10,460
Total other income	$11,464	$10,460	$21,924
Net loss	$(212,584)	$10,460	$(202,124)

	Consolidated Statements of Shareholders’ Equity
	and Comprehensive Loss
	As Previously
	Reported	Adjustments	As Restated
As of June 30, 2007 and from March 24, 1989 (Inception) to June 30, 2007:
Net loss and comprehensive loss	$(158,776)	$2,772	$(156,004)
Exercise of stock options and stock purchase warrants, and issuance of stock under Employee Stock Purchase Plan	$5,716	$582	$6,298
Issuance of common stock, net of issuance costs of $9,147	$97,821	$(4,289)	$93,532
Common stock	$187,995	$(3,707)	$184,288
Deficit accumulated during the development stage	$(159,744)	$2,772	$(156,972)
Total shareholders’ equity	$28,251	$(935)	$27,316
As of and for the year ended June 30, 2008:
Net loss and comprehensive loss	$(20,133)	$4,632	$(15,501)
Issuance of common stock, net of issuance costs of $1,068	$12,432	$(4,115)	$8,317
Common stock	$203,211	$(7,822)	$195,389
Deficit accumulated during the development stage	$(179,877)	$7,404	$(172,473)
Total shareholders’ equity	$23,334	$(418)	$22,916
As of and for the year ended June 30, 2009:
Net loss and comprehensive loss	$(15,946)	$(115)	$(16,061)
Common stock	$213,107	$(7,821)	$205,286
Deficit accumulated during the development stage	$(195,823)	$7,289	$(188,534)
Total shareholders’ equity	$17,284	$(532)	$16,752
As of and for the year ended June 30, 2010:
Net loss and comprehensive loss	$(17,729)	$3,171	$(14,558)
Issuance of common stock, net of issuance costs of $1,265	$17,526	$(5,649)	$11,877
Common stock	$231,343	$(13,470)	$217,873
Deficit accumulated during the development stage	$(213,552)	$10,460	$(203,092)
Total shareholders’ equity	$17,791	$(3,010)	$14,781

	Consolidated Statements of Cash Flows
	As Previously
	Reported	Adjustments	As Restated
For the year ended June 30, 2008:
Net loss	$(20,133)	$4,632	$(15,501)
Increase (decrease) in fair value of warrants	$—	$(4,632)	$(4,632)
For the year ended June 30, 2009:
Net loss	$(15,946)	$(115)	$(16,061)
Increase (decrease) in fair value of warrants	$—	$115	$115
For the year ended June 30, 2010:
Net loss	$(17,729)	$3,171	$(14,558)
Increase (decrease) in fair value of warrants	$—	$(3,171)	$(3,171)
March 24, 1989 (Inception) to June 30, 2010:
Net loss	$(212,584)	$10,460	$(202,124)
Increase (decrease) in fair value of warrants	$—	$(10,460)	$(10,460)
3. Selected Balance Sheet Information
     Property and Equipment (in thousands):

	June 30,
	2009	2010
Machinery and equipment	$2,493	$2,511
Furniture and fixtures	469	469
Computer software	410	410
Computer equipment	262	278
Office equipment	75	75
Leasehold improvements	891	922

	4,600	4,665
Less accumulated depreciation and amortization	(3,115)	(3,652)

	$1,485	$1,013

     Accounts Payable and Accrued Expenses (in thousands):

	June 30,
	2009	2010
Accounts payable	$248	$973
Accrued expenses
Clinical trials	184	195
Other	421	581

	$853	$1,749

     Accrued Employee Benefits (in thousands):

	June 30,
	2009	2010
Accrued vacation pay	$352	$279
Bonus	—	300
Severance	—	105
Other	3	2

	$355	$686

4. Stock-Based Compensation
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
     In December 2009, the shareholders approved the 2009 Omnibus Incentive Plan (the 2009 Plan). The 2009 Plan provides incentives through the grant of stock options, stock appreciation rights, restricted stock awards and restricted stock units. The exercise price of stock options granted under the 2009 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant. The 2009 Plan replaced the 1992 Stock Option Plan, the 2001 Stock Option Plan and the Amended and Restated 2004 Equity Incentive Plan (the Prior Plans), and no new awards will be granted under the Prior Plans. However, the expiration or cancellation of options previously granted under the Prior Plans will increase the awards available for issuance under the 2009 Plan.
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

	Year Ended June 30,
Service-Based Stock Options	2008	2009	2010
Expected dividend rate	0%	0%	0%
Expected stock price volatility	61.2% - 62.4%	61.2% - 72.7%	70.2% - 72.8%
Risk free interest rate	3.1% - 4.7%	2.0% - 3.3%	2.4% - 3.1%
Estimated forfeiture rate (per annum)	10%	10%	10%
Expected life (years)	6.6 - 7.0	6.6	5.5 - 6.3

     The following table summarizes the activity for service-based stock options for the indicated periods:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
Service-Based Stock Options	Options	Exercise Price	Contractual Term	Value
Outstanding at June 30, 2007	1,044,692	$11.68	7.8	$1,093,000

Granted	336,363	$8.40
Exercised	(2,315)	$3.04		$3,000

Forfeited or expired	(311,842)	$12.24

Outstanding at June 30, 2008	1,066,898	$10.48	7.8	$1,000

Granted	498,750	$3.12
Forfeited or expired	(200,266)	$10.88

Outstanding at June 30, 2009	1,365,382	$7.76	7.9	$114,000

Granted	2,508,525	$2.02
Forfeited or expired	(590,727)	$7.63

Outstanding at June 30, 2010	3,283,180	$3.40	8.6	$2,750

Exercisable at June 30, 2010	779,639	$7.33	5.4	$—

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
5. Shareholders’ Equity
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
     On January 21, 2010, the Company completed the sale of 6,509,637 units (including 740,387 units sold to the underwriter pursuant to the exercise of its over-allotment option) at a public offering price of $2.08 per unit. Each unit consisted of (i) one share of the Company’s common stock, (ii) a Class A warrant to purchase 0.75 of a share of the Company’s common stock at an exercise price of $2.97 per share and (iii) a Class B warrant to purchase 0.50 of a share of the Company’s common stock at an exercise price of $2.08 per share. The Company received approximately $12,400,000 in net proceeds from the sale of the units (including the partially exercised option of the over-allotment), after underwriting discounts and commissions and other offering expenses.
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

6. Stock Purchase Warrants
     The Company had the following warrants to purchase shares of common stock of the Company outstanding during the years ended June 30, 2008, 2009 and 2010 (collectively the “Warrants”):
(i)	warrants to purchase an aggregate of 300,000 shares of the Company’s common stock, issued on April 5, 2004 in connection with the Company’s registered direct offering, exercisable for a five year period commencing on April 5, 2004 at an exercise price of $13.20 per share, all of which expired unexercised;

(ii)	warrants to purchase an aggregate of 320,248 shares of the Company’s common stock, issued on October 27, 2004 in connection with the Company’s registered direct offering, exercisable from April 28, 2005 through October 27, 2008 at an exercise price of $13.92 per share, all of which expired unexercised,

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
     The Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in the Company’s statement of operations in each subsequent period. The estimated fair value of the Warrants is determined using Level 3 inputs. The liability is measured using the Black Scholes valuation model, which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The assumptions used by the Company are summarized in the following tables:

October 2007 Warrants	June 30, 2009	June 30, 2010
Closing stock price	$3.36	$1.49
Expected dividend rate	0%	0%
Expected stock price volatility	70.8%	80.4%
Risk free interest rate	1.6%	1.0%
Expected life (years)	3.75	2.75

January 2010 Class A Warrants	January 21, 2010	June 30, 2010
Closing stock price	$1.84	$1.49
Expected dividend rate	0%	0%
Expected stock price volatility	73.8%	66.3%
Risk free interest rate	2.4%	1.8%
Expected life (years)	5.50	5.00

January 2010 Class B Warrants	January 21, 2010	June 30, 2010
Closing stock price	$1.84	$1.49
Expected dividend rate	0%	0%
Expected stock price volatility	62.0%	24.7%
Risk free interest rate	0.3%	0.3%
Expected life (years)	0.50	0.10
     The following table summarizes the change in the estimated fair value of our warrant liabilities (in thousands):

Warrant Liabilities
Balance at June 30, 2009	532
Warrants issued	5,649
Decrease in fair value	(3,171)

Balance at June 30, 2010	$3,010

7. Income Taxes
     A reconciliation of income taxes computed using the federal statutory rate to the taxes reported in our consolidated statements of operations is as follows (in thousands):

	Year Ended June 30,
	2008	2009	2010
	(Restated)	(Restated)	(Restated)
Loss before income taxes	$15,501	$16,061	$14,558
Federal statutory rate	34%	34%	34%
Taxes computed at federal statutory rate	(5,270)	(5,461)	(4,950)
Loss attributable to foreign operations	630	437	116
Other	(1,650)	120	(942)
Valuation allowance and other	6,290	4,904	5,776

Reported income taxes	$—	$—	$—

     Deferred tax assets consist of the following (in thousands):

	June 30,
	2009	2010
Net operating loss carryforwards	$38,265	$43,130
Research and development credit carryforwards	1,600	1,600
Property and equipment	33	114
Employee benefits and stock compensation	131	934
Other, net	257	284

Total deferred tax assets	40,286	46,062
Valuation allowance	(40,286)	(46,062)

Net deferred tax assets	$—	$—

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
     The Company restated its financial statements for various Affected Periods to correct their accounting for stock warrants pursuant to ASC 815. As the adjustments recorded are permanent items for tax purposes, the effect on the tax position of the Company is reflected in the “other” line of the above income tax reconciliation. As it does not reflect a timing difference, no change in the deferred tax asset presentation has occurred, nor does this change have any effect on the Company’s net operating loss or credit carryforwards as previously recorded. The increase (decrease) based on this adjustment to the rate reconciliation was $(1,575,000), $41,000 and $(1,078,000) for the years ended June 30, 2008, 2009 and 2010, respectively.
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

8. Licenses, Royalties and Collaborative Agreements and Commitments
     University of Michigan — In August 1989, the Company entered into a research agreement with the University of Michigan (the University). In March 1992, and as provided for under the research agreement, the Company also entered into a license agreement for the technology developed under the research agreement. The license agreement, as amended, provides for a royalty to be paid to the University equal to 2% of net sales of products containing the licensed technology sold by the Company. Such royalties have been nominal since Inception.
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
9. Commitments, Contingencies and Debt
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
     As of June 30, 2010, future minimum payments related to our operating leases and long-term debt are as follows (in thousands):

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

10. Employee Savings Plan
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
11. Quarterly Financial Data (Unaudited) (In thousands, except per share data):
     The following quarterly financial data reflects the effects of the restatement described in Note 2:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal Year
Year Ended June 30, 2010	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$73	$16	$—	$—	$89
Loss from operations	(3,816)	(4,585)	(4,263)	(5,140)	(17,804)
Net loss	(3,792)	(4,320)	(2,679)	(3,767)	(14,558)
Net loss per common share	$(0.18)	$(0.20)	$(0.10)	$(0.13)	$(0.59)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal Year
Year Ended June 30, 2009	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$27	$28	$58	$69	$182
Loss from operations	(4,019)	(4,152)	(4,012)	(3,986)	(16,169)
Net loss	(3,670)	(4,888)	(3,491)	(4,012)	(16,061)
Net loss per common share	$(0.22)	$(0.29)	$(0.19)	$(0.20)	$(0.90)
     The summation of quarterly earnings per share computations may not equate to the year-end computation as the quarterly computations are performed on a discrete basis.
     The effects of the restatement on the unaudited consolidated statements of operations are summarized in the following tables. See Note 2 above for a summary of the impact on the annual periods.

	Quarter ended September 30, 2008			Quarter ended September 30, 2009
	As			As
	Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Net loss	$(3,913)	$243	$(3,670)	$(3,801)	$9	$(3,792)
Net loss per share	$(0.24)	$0.02	$(0.22)	$(0.18)	$—	$(0.18)

	Quarter ended December 31, 2008			Quarter ended December 31, 2009
	As			As
	Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Net loss	$(4,103)	$(785)	$(4,888)	$(4,575)	$255	$(4,320)
Net loss per share	$(0.24)	$(0.05)	$(0.29)	$(0.21)	$0.01	$(0.20)

	Quarter ended March 31, 2009			Quarter ended March 31, 2010
	As			As
	Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Loss from operations	$(3,972)	$481	$(3,491)	$(4,238)	$1,559	$(2,679)
Net loss	$(0.22)	$0.03	$(0.19)	$(0.16)	$0.06	$(0.10)

	Quarter ended June 30, 2009			Quarter ended June 30, 2010
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Loss from operations	$(3,958)	$(54)	$(4,012)	$(5,115)	$1,348	$(3,767)
Net loss	$(0.20)	$—	$(0.20)	$(0.18)	$0.05	$(0.13)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There are none to report.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“the Exchange Act”). Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     At the time that our Annual Report on Form 10-K for the year ended June 30, 2010 was filed on September 7, 2010, our Chief Executive Office and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010. Subsequent to that evaluation, our management, including our Chief Executive Office and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective to provide reasonable assurance as of June 30, 2010 because of a material weakness in our internal control over financial reporting described below. Notwithstanding the material weakness described below, management, based upon the work performed during the restatement process, has concluded that our consolidated financial statements for the periods included in this Annual Report on Form 10K/A are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.
Management’s Report on Internal Control over Financial Reporting (Restated)
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the company’s assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In management’s original Report on Internal Control Over Financial Reporting included in our Annual Report on Form 10-K for the year ended June 30, 2010, management, including our Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of June 30, 2010. In connection with the restatement discussed below and in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K/A, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of June 30, 2010. Based on this reassessment using the COSO criteria, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2010, because of a material weakness relating to accounting for warrants. Specifically, we did not maintain effective controls over the identification and proper accounting treatment of certain terms and conditions in our warrant agreements. This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the changes in fair value of common stock warrants and accumulated deficit accounts and related financial disclosures and the restatement of our consolidated financial statements for the years ended June 30, 2010, 2009 and 2008, the period from Inception to June 30, 2010, and each of the quarterly periods (including the period from Inception) from September 30, 2008 through September 30, 2010 (the “Affected Periods”) as discussed below and in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K/A. Additionally, this deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.
     The effectiveness of our internal control over financial reporting as of June 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Restatement of Consolidated Financial Statements
     On February 11, 2011, in connection with responding to certain comments raised by the Staff of the SEC in its periodic review of the Company’s SEC filings, the Company in consultation with its Audit Committee, concluded that its previously issued consolidated financial statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for warrants (and should no longer be relied upon. However, the non-cash adjustments to the financial statements, in all of the Affected Periods, do not impact the amounts previously reported for the Company’s cash and cash equivalents, operating expenses or cash flows.
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
Changes in Internal Control over Financial Reporting
     During our fourth quarter ended June 30, 2010, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(Principal Executive Officer)

/s/ Scott C. Durbin Scott C. Durbin
Chief Financial Officer
(Principal Financial and Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on behalf of the registrant on February 24, 2011 by the following persons in the capacities indicated.

Signature	Title

/s/ Nelson M. Sims Nelson M. Sims	Lead Independent Director

/s/ Timothy M. Mayleben Timothy M. Mayleben	President and Chief Executive Officer, Director

/s/ Ronald M. Cresswell, Ph.D. Ronald M. Cresswell, Ph.D.	Director

/s/ Alan L. Rubino Alan L. Rubino	Director

/s/ Harold C. Urschel, Jr., M.D. Harold C. Urschel, Jr., M.D.	Director

/s/ Robert L. Zerbe, M.D. Robert L. Zerbe, M.D.	Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Aastrom, filed as Exhibit 4.1 to Aastrom’s Current Report on Form 8-K filed on December 17, 2009, incorporated herein by reference.

3.2	Certificate of Amendment to Restated Articles of Incorporation of Aastrom dated February 9, 2010, filed as Exhibit 3.2 to Aastrom’s Post Effective Amendment No. 1 to Form S-1 filed on March 31, 2010, incorporated herein by reference.

3.3	Bylaws, as amended, attached as Exhibit 4.2 to Aastrom’s Current Report on Form 8-K filed on October 23, 2008, incorporated herein by reference.

10.1 #	Form of Indemnification Agreement, attached as Exhibit 10.1 to Aastrom’s Registration Statement on Form S-1 (No. 333-15415), filed on November 1, 1996, incorporated herein by reference.

10.2 #	Amended and Restated 1992 Incentive and Non-Qualified Stock Option Plan and forms of agreements thereunder, attached as Exhibit 10.5 to Aastrom’s Registration Statement on Form S-1 (No. 333-15415), filed on November 1, 1996, incorporated herein by reference.

10.3 #	Form of Employment Agreement, attached as Exhibit 10.8 to Aastrom’s Registration Statement on Form S-1 (No. 333-15415), filed on November 1, 1996, incorporated herein by reference.

10.4	License Agreement, dated March 13, 1992, between Aastrom and the University of Michigan and amendments thereto dated March 13, 1992, October 8, 1993 and June 21, 1995, attached as Exhibit 10.17 to Aastrom’s Registration Statement on Form S-1 (No. 333-15415), filed on November 1, 1996, incorporated herein by reference.

10.5 #	Aastrom Biosciences 2001 Stock Option Plan, attached as Exhibit 10.72 to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference.

10.6	Master Supply Agreement with Sparton Corporation (formerly Astro Instrumentation, LLC), attached as Exhibit 10.76 to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2003, incorporated herein by reference.

10.7	Supply Agreement between Aastrom and Moll Industries, Inc., dated December 16, 2003, attached as Exhibit 10.77 to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference.

10.8 #	2004 Equity Incentive Plan, attached as Exhibit 10.82 to Amendment No. 1 to Aastrom’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, incorporated herein by reference.

10.9 #	Form of Option and Restricted Stock Award Agreements for Grants under 2004 Equity Incentive Plan, attached as Exhibit 10.84 to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2005, incorporated herein by reference.

10.10 #	Employee Compensation Guidelines, attached as Exhibit 10.85 to Aastrom’s Annual Report on Form 10-K for the year ended June 20, 2005, incorporated herein by reference.

10.11	Amendment dated December 5, 2002 to License Agreement with the University of Michigan, attached as Exhibit 10.87 to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2005, incorporated herein by reference.

10.12 #	Summary of Changes to Employee Compensation Guidelines, attached as Exhibit 10.94 to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, incorporated herein by reference.

10.13 #	2004 Equity Incentive Plan, as amended, attached as Exhibit 99.1 to Aastrom’s Current Report on Form 8-K filed on November 8, 2006, incorporated herein by reference.

10.14 #	Forms of Grant Notice and Stock Option Agreement for Grants under 2004 Equity Incentive Plan, as amended, attached as Exhibit 99.2 to Aastrom’s Current Report on Form 8-K filed on November 8, 2006, incorporated herein by reference.

10.15	Placement Agency Agreement, dated October 15, 2007, by and between the Company and BMO Capital Markets Corp., attached as Exhibit 10.1 to Aastrom’s Current Report on Form 8-K filed on October 16, 2007, incorporated herein by reference.

Exhibit No.	Description
10.16	Escrow Agreement, dated as of October 15, 2007, among the Company, BMO Capital Markets Corp. and The Bank of New York, attached as Exhibit 10.2 to Aastrom’s Current Report on Form 8-K filed on October 16, 2007, incorporated herein by reference.

10.17	Form of Purchase Agreement, attached as Exhibit 10.3 to Aastrom’s Current Report on Form 8-K filed on October 16, 2007, incorporated herein by reference.

10.18	Form of Warrant, attached as Exhibit 10.4 to Aastrom’s Current Report on Form 8-K filed on October 16, 2007, incorporated herein by reference.

10.19	Standard Lease between Aastrom and Domino’s Farms Office Park, L.L.C. dated January 31, 2007., attached as Exhibit 10.96 to Amendment No. 1 to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2007, incorporated herein by reference.

10.20 #	Nonemployee Director Compensation Guidelines, attached as Exhibit 10.98 to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference.

10.21	Common Stock Purchase Agreement, dated June 12, 2009, between Aastrom Biosciences, Inc. and Fusion Capital Fund II, LLC, attached as Exhibit 10.1 to Aastrom’s Current Report on Form 8-K filed on June 12, 2009, incorporated herein by reference.

10.22	Registration Rights Agreement, dated June 12, 2009, between Aastrom Biosciences, Inc. and Fusion Capital Fund II, LLC, attached as Exhibit 10.2 to Aastrom’s Current Report on Form 8-K filed on June 12, 2009, incorporated herein by reference.

10.23 #	2009 Omnibus Incentive Plan, attached as Appendix II to Aastrom’s Proxy Statement filed on October 9, 2009, incorporated herein by reference.

10.24	Class A Warrant Agreement, dated as of January 21, 2010, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2010).

10.25	Class B Warrant Agreement, dated as of January 21, 2010, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2010).

10.26	Underwriting Agreement, dated as of January 15, 2010, and between the Registrant and Oppenheimer & Co. Inc. (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2010).

10.27 #	Employment Agreement with Timothy M. Mayleben dated October 23, 2009 attached as Exhibit 99.3 to Aastrom’s Current Report on Form 8-K filed on October 27, 2009, incorporated herein by reference.

10.28 #	Employment Agreement with Scott C. Durbin dated June 7, 2010 attached as Exhibit 10.1 to Aastrom’s Current Report on Form 8-K filed on June 8, 2010, incorporated herein by reference.

10.29	Form of indemnification agreement entered into between the Company and each of its directors, including Timothy M. Mayleben, a director and the Company’s President and Chief Executive Officer, attached as Exhibit 10.1 to Aastrom’s Current Report on Form 8-K filed on August 31, 2010, incorporated herein by reference.

10.30	Amended Code of Business Conduct and Ethics, attached as Exhibit 14.1 to Aastrom’s Current Report on Form 8-K filed on August 31, 2010, incorporated herein by reference.

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement covering executive officers or directors of Aastrom.

GLOSSARY

TERM	DEFINITION
Adverse Event	Any adverse change in health or “side-effect” that occurs in a person participating in a clinical trial, from the time they consent to joining the trial until a pre-specified period of time after their treatment has been completed.

Autologous	Originating from the patient receiving treatment. (Aastrom uses only autologous cells)

BLA — Biologics License Application	An application containing product safety, efficacy and manufacturing information required by the FDA to market biologics products in the U.S.

CBER — Center for Biologics Evaluation and Research	Branch of the FDA that regulates biological products for disease prevention and treatment that are inherently more complex than chemically synthesized pharmaceuticals.

CLI — Critical Limb Ischemia	A vascular disease characterized by insufficient blood flow in the lower extremities that causes severe pain, tissue loss or both.

Controlled Clinical Trial	A clinical study that compares patients receiving a specific treatment to patients receiving an alternate treatment for the condition of interest. The alternate treatment may be another active treatment, standard of care for the condition and/or a placebo (inactive) treatment.

DCM — Dilated Cardiomyopathy	A chronic cardiac disease where expansion of the patient’s heart reduces the pumping function to a point that the normal circulation of blood cannot be maintained.

Double-Blind Clinical Trial	Clinical trials in which neither the patient nor the physician know if the patient received the experimental treatment or a control/placebo.

Ex vivo	Outside the body

FDA — Food & Drug Administration	The U.S. FDA ensures that medicines, medical devices, and radiation-emitting consumer products are safe and effective. Authorized by Congress to enforce the Federal Food, Drug, and Cosmetic Act and several other public health laws, the agency monitors the manufacture, import, transport, storage, and sale of $1 trillion worth of goods annually.

GMP — Good Manufacturing Practice	GMP regulations require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are safe, pure, and effective. GMP regulations require a quality approach to manufacturing, enabling companies to minimize or eliminate instances of contamination, mix-ups, and errors.

Hematopoietic Stem Cells	Stem cells that give rise to all the blood cell types including myeloid (monocytes and macrophages, neutrophils, basophils, eosinophils, erythrocytes, megakaryocytes/platelets, dendritic cells), and lymphoid lineages (T-cells, B-cells, NK-cells).

IMPACT-DCM	Aastrom’s U.S. Phase 2 dilated cardiomyopathy clinical trial.

IND — Investigational New Drug	An application submitted to the FDA for a new drug or biologic that, if allowed, will be used in a clinical trial.

Ischemia	A shortage or inadequate flow of blood to a body part (commonly an organ or tissue) caused by a constriction or obstruction of the blood vessels supplying it.

LVEF — Left Ventricular Ejection Fraction	The fraction of blood pumped out of the left ventricle with each heart beat.

Open-label Clinical Trial	A trial in which both the treating physician and the patient know whether they are receiving the experimental treatment or control/placebo treatment.

Orphan Drug Designation	“Orphan drug” refers to a drug or biologic that is intended for use in the treatment of a rare disease or condition. Orphan drug designation from the U.S. Food and Drug Association (FDA) qualifies the sponsor to receive certain benefits from the Government in exchange for developing the drug for a rare disease or condition. The drug must then go through the FDA marketing approval process like any other drug or biologic which evaluates for safety and efficacy. Usually a sponsor receives a quicker review time and lower application fees for an orphan product.

TERM	DEFINITION
Phase 1 Clinical Trial	A Phase 1 trial represents an initial study in a small group of patients to test for safety and other relevant factors.

Phase 2 Clinical Trial	A Phase 2 trial represents a study in a moderate number of patients to assess the safety and efficacy of a product.

Phase 2b Clinical Trial	A Phase 2b trial is a moderately-sized Phase 2 trial that is more specifically designed assess the efficacy of a product than a Phase 2a trial.

Phase 3 Clinical Trial	Phase 3 studies are initiated to establish safety and efficacy in an expanded patient population at multiple clinical trial sites and are generally larger than trials in earlier phases of development.

Progenitor Cells	A “parent” cell that gives rise to a distinct cell lineage by a series of cell divisions.

Prospective Clinical Trial	A clinical trial in which participants are identified and then followed throughout the study going forward in time.

Randomized Clinical Trial	A clinical trial in which the participants are assigned randomly to different treatment groups.

Somatic Cell	Any of the cells responsible for forming the body of an organism such as internal organs, bones, skin, connective tissues and blood.

SPP — Single-Pass Perfusion	SPP is Aastrom’s proprietary technology that controls gas and cell culture media exchange to enable the replication of early-stage stem and progenitor cells while preventing their differentiation into mature cells.

Stem Cell	Unspecialized (undifferentiated) cells that retain the ability to divide throughout a lifetime and give rise to more specialized (differentiated) cells which take the place of cells that die or are lost. In culture, these undifferentiated cells possess the ability to divide for indefinite periods in culture and may give rise to highly specialized cells.

Adverse Event	Any adverse change in health or “side-effect” that occurs in a person participating in a clinical trial, from the time they consent to joining the trial until a pre-specified period of time after their treatment has been completed.

Autologous	Originating from the patient receiving treatment. (Aastrom uses only autologous cells)

BLA — Biologics License Application	An application containing product safety, efficacy and manufacturing information required by the FDA to market biologics products in the U.S.

CBER — Center for Biologics Evaluation and Research	Branch of the FDA that regulates biological products for disease prevention and treatment that are inherently more complex than chemically synthesized pharmaceuticals.

CLI — Critical Limb Ischemia	A vascular disease characterized by insufficient blood flow in the lower extremities that causes severe pain, tissue loss or both.

Controlled Clinical Trial	A clinical study that compares patients receiving a specific treatment to patients receiving an alternate treatment for the condition of interest. The alternate treatment may be another active treatment, standard of care for the condition and/or a placebo (inactive) treatment.

DCM — Dilated Cardiomyopathy	A chronic cardiac disease where expansion of the patient’s heart reduces the pumping function to a point that the normal circulation of blood cannot be maintained.

Double-Blind Clinical Trial	Clinical trials in which neither the patient nor the physician know if the patient received the experimental treatment or a control/placebo.

Ex vivo	Outside the body

FDA — Food & Drug Administration	The U.S. FDA ensures that medicines, medical devices, and radiation-emitting consumer products are safe and effective. Authorized by Congress to enforce the Federal Food, Drug, and Cosmetic Act and several other public health laws, the agency monitors the manufacture, import, transport, storage, and sale of $1 trillion worth of goods annually.

TERM	DEFINITION
GMP — Good Manufacturing Practice	GMP regulations require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are safe, pure, and effective. GMP regulations require a quality approach to manufacturing, enabling companies to minimize or eliminate instances of contamination, mix-ups, and errors.

Hematopoietic Stem Cells	Stem cells that give rise to all the blood cell types including myeloid (monocytes and macrophages, neutrophils, basophils, eosinophils, erythrocytes, megakaryocytes/platelets, dendritic cells), and lymphoid lineages (T-cells, B-cells, NK-cells).

IMPACT-DCM	Aastrom’s U.S. Phase 2 dilated cardiomyopathy clinical trial.

IND — Investigational New Drug	An application submitted to the FDA for a new drug or biologic that, if allowed, will be used in a clinical trial.

Ischemia	A shortage or inadequate flow of blood to a body part (commonly an organ or tissue) caused by a constriction or obstruction of the blood vessels supplying it.

LVEF — Left Ventricular Ejection Fraction	The fraction of blood pumped out of the left ventricle with each heart beat.

Open-label Clinical Trial	A trial in which both the treating physician and the patient know whether they are receiving the experimental treatment or control/placebo treatment.

Orphan Drug Designation	“Orphan drug” refers to a drug or biologic that is intended for use in the treatment of a rare disease or condition. Orphan drug designation from the U.S. Food and Drug Association (FDA) qualifies the sponsor to receive certain benefits from the Government in exchange for developing the drug for a rare disease or condition. The drug must then go through the FDA marketing approval process like any other drug or biologic which evaluates for safety and efficacy. Usually a sponsor receives a quicker review time and lower application fees for an orphan product.

Phase 1 Clinical Trial	A Phase 1 trial represents an initial study in a small group of patients to test for safety and other relevant factors.

Phase 2 Clinical Trial	A Phase 2 trial represents a study in a moderate number of patients to assess the safety and efficacy of a product.

Phase 2b Clinical Trial	A Phase 2b trial is a moderately-sized Phase 2 trial that is more specifically designed assess the efficacy of a product than a Phase 2a trial.

Phase 3 Clinical Trial	Phase 3 studies are initiated to establish safety and efficacy in an expanded patient population at multiple clinical trial sites and are generally larger than trials in earlier phases of development.

Progenitor Cells	A “parent” cell that gives rise to a distinct cell lineage by a series of cell divisions.

Prospective Clinical Trial	A clinical trial in which participants are identified and then followed throughout the study going forward in time.

Randomized Clinical Trial	A clinical trial in which the participants are assigned randomly to different treatment groups.

Somatic Cell	Any of the cells responsible for forming the body of an organism such as internal organs, bones, skin, connective tissues and blood.

SPP — Single-Pass Perfusion	SPP is Aastrom’s proprietary technology that controls gas and cell culture media exchange to enable the replication of early-stage stem and progenitor cells while preventing their differentiation into mature cells.