Form 10-Q/A
period 2010-09-30
AASTROM BIOSCIENCES INC
filed 2011-02-24
CIK 887359

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

Large accelerated filer — ☐	Accelerated filer — ☐	Non-accelerated filer — ☐	Smaller reporting company — ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes — ☐ No — ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE (Class)	28,251,787 Outstanding at October 31, 2010

Explanatory Note
     We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on November 8, 2010 (the “Original Filing”), to amend and restate our unaudited consolidated condensed financial statements and related disclosures for the three months ended September 30, 2009 and September 30, 2010, and the period from inception to September 30, 2010, as discussed below and in Note 3 to the accompanying restated consolidated condensed financial statements, as well as to amend certain other Items within the Original Filing as listed out in “Items Amended in this Filing” below, as a result of the restatement of our consolidated condensed financial statements.
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
     The cumulative effect of these adjustments on our financial statements is a 4.7% decrease in the deficit accumulated during the development stage in the amount of $10.4 million as of September 30, 2010. These adjustments do not impact the amounts previously reported for the Company’s cash and cash equivalents, operating cash flows or operating expenses in any of the Affected Periods. An explanation of the impact on our financial statements is contained in Note 3 to the consolidated condensed financial statements contained in Part I — Item 1 of this Amended Filing.

Restatement of Other Financial Statements
     Along with the filing of this Amended Filing, we are concurrently filing amendments to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and Quarterly Reports on Form 10-Q for the quarters ended September 30, 2009, December 31, 2009 and March 31, 2010. The amendments to our Quarterly Reports on Form 10-Q are being filed to restate our unaudited consolidated condensed financial statements and related financial information for the periods contained in those reports and to amend certain other Items within the previously-issued quarterly filings, including Item 4 — “Controls and Procedures” to reflect a reassessment of our disclosure controls and procedures, and internal control over financial reporting. There is no impact on the amounts previously reported for the Company’s cash and cash equivalents, operating cash flows or operating expenses in any of the Affected Periods as a result of the restatement. The cumulative adjustment to shareholders’ equity as of the beginning of the quarter ended September 30, 2010 was to reduce previously reported shareholders’ equity at that time by $3.0 million.
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

AASTROM BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q/A
September 30, 2010

Page
PART I — FINANCIAL INFORMATION
Item 1. Restated Financial Statements (Unaudited):	5
Consolidated Condensed Balance Sheets as of June 30, 2010 and September 30, 2010	5
Consolidated Condensed Statements of Operations for the quarters ended September 30, 2009 and 2010 and for the period from March 24, 1989 (Inception) to September 30,2010	6
Consolidated Condensed Statements of Cash Flows for the quarters ended September 30, 2009 and 2010 and for the period from March 24, 1989 (Inception) to September 30,2010	7
Notes to Consolidated Condensed Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 6. Exhibits	20
Signature	21
Exhibit Index	22
Glossary	23
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30,	September 30,
	2010	2010
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$14,119	$14,466
Short-term investments	5,000	—
Receivables, net	16	17
Other current assets	383	505

Total current assets	19,518	14,988
Property and equipment, net	1,013	982

Total assets	$20,531	$15,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,749	$2,739
Accrued employee benefits	686	508
Current portion of long-term debt	226	240
Warrant liabilities	3,010	3,109

Total current liabilities	5,671	6,596
Long-term debt	79	40

Total liabilities	5,750	6,636

Shareholders’ equity:
Common stock, no par value; shares authorized — 62,500; shares issued and outstanding — 28,256 and 28,252, respectively	217,873	218,358
Deficit accumulated during the development stage	(203,092)	(209,024)

Total shareholders’ equity	14,781	9,334

Total liabilities and shareholders’ equity	$20,531	$15,970

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands except per share amounts)

			March 24, 1989
	Quarter ended		(Inception) to
	September 30,		September 30,
	2009	2010	2010
	(Restated)	(Restated)	(Restated)
Revenues:
Product sales and rentals	$73	$—	$1,850
Research and development agreements	—	—	2,105
Grants	—	—	9,657

Total revenues	73	—	13,612

Costs and expenses:
Cost of product sales and rentals	32	—	3,035
Research and development	2,911	4,167	164,933
Selling, general and administrative	946	1,686	75,545

Total costs and expenses	3,889	5,853	243,513

Loss from operations	(3,816)	(5,853)	(229,901)

Other income (expense):
(Increase) decrease in fair value of warrants	9	(99)	10,361
Other income	—	—	1,249
Interest income	28	25	10,704
Interest expense	(13)	(5)	(469)

Total other income (expense)	24	(79)	21,845

Net loss	$(3,792)	$(5,932)	$(208,056)

Net loss per share (Basic and Diluted)	$(0.18)	$(0.21)

Weighted average number of common shares outstanding (Basic and Diluted)	20,679	28,255

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands )

			March 24, 1989
	Quarter ended		(Inception) to
	September 30,		September 30,
	2009	2010	2010
	(Restated)	(Restated)	(Restated)
Operating activities:
Net loss	$(3,792)	$(5,932)	$(208,056)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	151	129	6,722
Loss on property held for resale	—	—	110
Amortization of discounts and premiums on investments	—	—	(1,704)
Stock compensation expense	47	485	9,584
Increase (decrease) in fair value of warrants	(9)	99	(10,361)
Inventory write downs and reserves	—	—	2,239
Stock issued pursuant to license agreement	—	—	3,300
Provision for losses on accounts receivable	—	—	204
Changes in operating assets and liabilities:
Receivables	(461)	(1)	(266)
Inventories	1	—	(2,335)
Other current assets	(238)	(122)	(485)
Accounts payable and accrued expenses	482	990	2,682
Accrued employee benefits	(21)	(178)	508

Net cash used for operating activities	(3,840)	(4,530)	(197,858)

Investing activities:
Organizational costs	—	—	(73)
Purchase of short-term investments	—	—	(217,041)
Maturities of short-term investments	—	5,000	218,745
Property and equipment purchases	(54)	(68)	(5,949)
Proceeds from sale of property held for resale	—	—	400

Net cash provided by (used for) investing activities	(54)	4,932	(3,918)

Financing activities:
Net proceeds from issuance of preferred stock	—	—	51,647
Net proceeds from issuance of common stock and warrants	4,300	—	162,871
Repurchase of common stock	—	—	(49)
Payments received for stock purchase rights	—	—	3,500
Payments received under shareholder notes	—	—	31
Restricted cash used as compensating balance	68	—	—
Proceeds from long-term debt	—	—	751
Principal payments under long-term debt obligations	(117)	(55)	(2,509)

Net cash provided by (used for) financing activities	4,251	(55)	216,242

Net increase in cash and cash equivalents	357	347	14,466
Cash and cash equivalents at beginning of period	17,000	14,119	—

Cash and cash equivalents at end of period	$17,357	$14,466	$14,466

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
     Impact of the Restatement
     The cumulative effect of these adjustments on the Company’s previously-reported deficit accumulated during the development stage and total shareholders’ equity was a decrease of $7.3 million and $0.5 million, respectively, as of the beginning of the quarter ended September 30, 2009. These adjustments do not impact the amounts previously reported for the Company’s cash and cash equivalents, net cash used for operating activities or operating expenses in any of the Affected Periods.

     The effects of the restatement on the following financial statement line items as of and for the periods indicated are summarized in the following tables (in thousands except per share amounts):

	Consolidated Condensed Balance Sheets
	As Previously
	Reported	Adjustments	As Restated
As of June 30, 2010
Warrant liabilities	$—	$3,010	$3,010
Total current liabilities	$2,661	$3,010	$5,671
Total liabilities	$2,740	$3,010	$5,750
Common stock	$231,343	$(13,470)	$217,873
Deficit accumulated during the development stage	$(213,552)	$10,460	$(203,092)
Total shareholders’ equity	$17,791	$(3,010)	$14,781
As of September 30, 2010
Warrant liabilities	$—	$3,109	$3,109
Total current liabilities	$3,487	$3,109	$6,596
Total liabilities	$3,527	$3,109	$6,636
Common stock	$231,828	$(13,470)	$218,358
Deficit accumulated during the development stage	$(219,385)	$10,361	$(209,024)
Total shareholders’ equity	$12,443	$(3,109)	$9,334

	Consolidated Condensed Statements of Operations
	As Previously
	Reported	Adjustments	As Restated
For the quarter ended September 30, 2009:
(Increase) decrease in fair value of warrants	$—	$9	$9
Total other income (expense)	$15	$9	$24
Net loss	$(3,801)	$9	$(3,792)
Net loss per share (basic and diluted)	$(0.18)	$—	$(0.18)
For the quarter ended September 30, 2010:
(Increase) decrease in fair value of warrants	$—	$(99)	$(99)
Total other income (expense)	$20	$(99)	$(79)
Net loss	$(5,833)	$(99)	$(5,932)
Net loss per share (basic and diluted)	$(0.21)	$—	$(0.21)
March 24, 1989 (Inception) to September 30, 2010:
(Increase) decrease in fair value of warrants	$—	$10,361	$10,361
Total other income (expense)	$11,484	$10,361	$21,845
Net loss	$(218,417)	$10,361	$(208,056)

	Consolidated Condensed Statements of Cash Flows
	As Previously
	Reported	Adjustments	As Restated
For the quarter ended September 30, 2009:
Net loss	$(3,801)	$9	$(3,792)
Increase (decrease) in fair value of warrants	$—	$(9)	$(9)
For the quarter ended September 30, 2010:
Net loss	$(5,833)	$(99)	$(5,932)
Increase (decrease) in fair value of warrants	$—	$99	$99
March 24, 1989 (Inception) to September 30, 2010:
Net loss	$(218,417)	$10,361	$(208,056)
Increase (decrease) in fair value of warrants	$—	$(10,361)	$(10,361)

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
     See Note 6 for disclosures related to the fair value of the Company’s warrants. The Company does not have any other assets or liabilities on the balance sheet as of September 30, 2010 that are measured at fair value.
5. Stock-Based Compensation
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
     Performance-Based Stock Options
     There were no grants of performance-based stock options during the three months ended September 30, 2010. There have been no changes to the terms of the performance-based stock options from those disclosed in our Annual Report on Form 10-K/A for the year ended June 30, 2010.
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

6. Stock Purchase Warrants
     The Company had the following warrants to purchase shares of common stock of the Company outstanding during the years ended June 30, 2008, 2009 and 2010:
(i)	warrants to purchase an aggregate of 740,131 shares of the Company’s common stock, issued on October 17, 2007 in connection with the Company’s registered direct offering, exercisable from April 18, 2008 through April 17, 2013 at an exercise price of $12.72 per share;

(ii)	Class A warrants to purchase an aggregate of 4,882,228 shares of the Company’s common stock, issued on January 21, 2010 in connection with the Company’s registered public offering, exercisable for a five year period commencing on July 21, 2010 at an exercise price of $2.97 per share; and

(iii)	Class B warrants to purchase an aggregate of 3,254,818 shares of common stock, issued on January 21, 2010 in connection with the Company’s registered public offering, exercisable at any time from January 21, 2010 through July 21, 2010 at an exercise price of $2.08 per share.
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

October 2007 Warrants	June 30, 2010	September 30, 2010
Closing stock price	$1.49	$1.55
Expected dividend rate	0%	0%
Expected stock price volatility	80.4%	79.7%
Risk free interest rate	1.0%	0.6%
Expected life (years)	2.75	2.50

January 2010 Class A Warrants	June 30, 2010	September 30, 2010
Closing stock price	$1.49	$1.55
Expected dividend rate	0%	0%
Expected stock price volatility	66.3%	67.6%
Risk free interest rate	1.8%	1.3%
Expected life (years)	5.00	4.75
     The following table summarizes the changes in the estimated fair value of our warrant liabilities (in thousands):

Warrant Liabilities
Balance at June 30, 2010	$3,010
Increase in fair value	99

Balance at September 30, 2010	$3,109

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
     The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in our previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
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
     Income (expense) from the change in fair value of warrants was $(99,000) for the quarter ended September 30, 2010 compared to $9,000 for the quarter ended September 30, 2009. The fluctuation is due primarily to changes in the fair value of our common stock and the related impact on our warrant liabilities.

     Our net loss was $5,932,000, or $0.21 per share for the quarter ended September 30, 2010, compared to $3,792,000, or $0.18 per share for the quarter ended September 30, 2009. The changes in net loss are due to the fluctuations in research and development expenses and selling, general and administrative expenses as described above. The loss per share comparisons are impacted by the issuance of 6.5 million shares of common stock on January 21, 2010.
     Our major ongoing research and development programs are focused on the clinical development of our technology platform for treatment of severe, chronic cardiovascular diseases. Research and development expenses outside of the development of our technology platform consist primarily of engineering and cell production costs.
     Because of the uncertainties of clinical trials and the evolving regulatory requirements applicable to our products, estimating the completion dates or cost to complete our major research and development programs would be highly speculative and subjective. The risks and uncertainties associated with developing our products, including significant and changing governmental regulation and the uncertainty of future clinical study results, are discussed in greater detail under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K/A for the year-ended June 30, 2010. The lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, will require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, could have a material adverse effect on our results of operations. We cannot be certain when any net cash inflow from products validated under our major research and development project, if any, will commence.
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
     To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue to seek to obtain the required capital in a similar manner. As a development stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. With respect to our current activities, this is not likely to occur until we obtain significant additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through September 30, 2010, we had accumulated a net loss of approximately $208,056,000. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.
     We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through September 30, 2010, have totaled approximately $218,358,000 and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.
     Our combined cash, cash equivalents and short-term investments totaled $14,466,000 at September 30, 2010, a decrease of $4,653,000 from June 30, 2010. The primary use of cash, cash equivalents and short-term investments during the quarter ended September 30, 2010 included $4,530,000 to finance our operations and working capital requirements, and $68,000 in capital expenditures.
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

     We believe that we will have adequate liquidity to finance our operations, including development of our products and product candidates, via our cash and cash equivalents on hand as of September 30, 2010 until at least June 30, 2011. While our budgeted cash usage and operating plan through June 30, 2011 does not currently contemplate taking additional actions to reduce the use of cash over that period, we could, if necessary, delay or forego certain budgeted discretionary expenditures such as anticipated hiring plans or certain non-critical research and development expenditures. In addition, we could slow down or delay certain clinical trial activity (without jeopardizing our pursuit of a Phase 3 clinical trial for CLI) such that we will have sufficient cash on hand through June 30, 2011. The Company will need to raise additional funds in order to complete its product development programs, complete clinical trials needed to market its products (including for a Phase 3 clinical trial for CLI), and commercialize these products. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success include: the rate and degree of progress for its product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the United States and other countries, the liquidity and market volatility of the Company’s equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would have a material adverse impact on the Company’s business, financial condition and results of operations. These estimates are based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption “Risk Factors,” in Item 1A of our 2010 Annual Report on Form 10-K/A filed with the SEC.
Off-Balance Sheet Arrangements
     At September 30, 2010, we were not party to any off-balance sheet arrangements.
Forward-Looking Statements
     This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but are not always, made through the use of words or phrases such as “anticipates,” “estimates,” “plans,” “projects,” “trends,” “opportunity,” “comfortable,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “achieve,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar words or phrases, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K/A for the year-ended June 30, 2010, among others, could have a material adverse effect upon our business, results of operations and financial conditions.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not Applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“the Exchange Act”). Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     At the time that our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 was filed on November 8, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective to provide reasonable assurance as of September 30, 2010 because of a material weakness in our internal control over financial reporting described below.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we receive threats or may be subject to litigation matters incidental to our business. However, we are not currently a party to any material pending legal proceedings.
Item 1A. Risk Factors
     See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended June 30, 2010 filed concurrently with this report.
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
Date: February 24 , 2011

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