Form 10-KT
period 2010-12-31
AASTROM BIOSCIENCES INC
filed 2011-04-14
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 2010 to December 31, 2010

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

Large accelerated filer - ☐	Accelerated filer - ☐	Non-accelerated filer - ☐	Smaller reporting company - ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock, no par value (“Common Stock”), held by non-affiliates of the registrant (based on the closing sales price of the Common Stock as reported on the NASDAQ Capital Market) on June 30, 2010 was approximately $39,461,131. This computation excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding shares of Common Stock, since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2011, 38,618,037 shares of Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference

Proxy Statement for the Annual Meeting of Shareholders scheduled for June 7, 2011	Items 10, 11, 12, 13 and 14 of Part III

AASTROM BIOSCIENCES, INC.

TRANSITION REPORT ON FORM 10-K

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

Change in Fiscal Year End

On November 11, 2010, our Board of Directors approved the change in our fiscal year end from June 30 to December 31. As a result of this change, this Transition Report on Form 10-K includes financial information for the six month transition period from July 1, 2010 to December 31, 2010 (Transition Period). References in this Transition Report on Form 10-K to fiscal year 2010 or fiscal 2010 refer to the period of July 1, 2009 through June 30, 2010 and references to fiscal year 2009 or fiscal 2009 refer to the period of July 1, 2008 through June 30, 2009. All amounts presented for the six months ended December 31, 2009 are unaudited. Subsequent to this Transition Report on Form 10-K, our annual reports on Form 10-K will cover the calendar year from January 1 to December 31, with historical periods remaining unchanged.

General Information

We are developing expanded patient specific mixed cellular therapies for use in the treatment of severe, chronic ischemic cardiovascular diseases. Our innovative cell-based therapies repair or regenerate damaged or diseased tissues. Our proprietary cell-manufacturing technology enables the manufacture of mixed-cell therapies expanded from a patient’s own bone marrow and delivered directly to damaged tissues. Preclinical and interim clinical data suggest that ixmyelocel-T (the new generic name for our cell therapy approved in March 2011) may be effective in treating patients with severe, chronic ischemic cardiovascular diseases such as critical limb ischemia (CLI). Preliminary data utilizing ixmyelocel-T in dilated cardiomyopathy (DCM) have shown safety as well as provided indications of efficacy. Nearly 200 patients have been treated in recent clinical trials using ixmyelocel-T (over 400 patients safely treated since our inception) with no treatment related serious adverse events.

Our Technology Platform

Our technology is a patient specific, expanded mixed cell therapy developed using our proprietary, automated processing system, which utilizes single-pass perfusion technology to produce human cell products for clinical use. This system, the Aastrom Replicell System, is our proprietary manufacturing technology for expanding what we believe to be the most important populations of cells. The manufacture of our expanded, patient specific mixed cell therapy products is done under current Good Manufacturing Practices (cGMP) and current Good Tissue Practices (cGTP) guidelines required by the U.S. Food and Drug Administration (FDA).

Our expanded, patient specific mixed cellular therapies have several features that we believe are critical for success in treating patients with severe, chronic cardiovascular diseases:

Safe — our bone marrow-derived, expanded, patient specific cellular therapy leverages decades of scientific and medical experience, as bone marrow and bone marrow-like therapies have been used safely and efficaciously in medicine for decades.

Autologous (patient specific) — we start with the patient’s own cells, which are accepted by the patient’s immune system allowing the cells to differentiate and integrate into existing functional tissues, and may provide long-term engraftment and repair.

Expanded — we begin with a small amount of bone marrow from a patient (approximately 50 ml) and significantly expand the number of certain cell types, primarily CD90+ mesenchymal cells, CD14+ monocytes and activated macrophages to far more than are present in the patient’s own bone marrow (approximately 30 — 300 times the number of these cells in the starting bone marrow aspirate).

A mixed population of cells — we believe our proprietary mixture of cell types, which are normally found in bone marrow, but at different quantities, possess the activities required for tissue repair.

Minimally invasive — our procedure for taking bone marrow (an “aspirate”) can be performed in an out-patient setting and takes approximately 15 minutes. For diseases such as CLI, the administration of our therapy can be performed in an out-patient setting in a one-time, approximately 20 minute procedure. We are also pursuing a minimally invasive approach to cell delivery in other severe, chronic ischemic cardiovascular diseases such as DCM.

Our cell therapies are produced at our cell manufacturing facility in the United States, located at our headquarters in Ann Arbor, Michigan.

The following graphic summarizes the cell treatment process:

Clinical Development Programs

Our clinical development programs are focused on advancing therapies for unmet medical needs in severe, chronic ischemic cardiovascular diseases. We are currently completing our Phase 2b clinical trial in CLI and we expect it to advance to a Phase 3 development program in 2011. Our CLI development program has received Fast Track Designation from the FDA. Our DCM program is in early Phase 2 clinical development and is focused on achieving proof of concept in this indication. Our DCM development program has received Orphan Disease Designation from the FDA.

The following summarizes the status of each of our clinical programs:

Results to date in our clinical trials may not be indicative of results obtained from subsequent patients enrolled in those trials or from future clinical trials. Further, our future clinical trials may not be successful or we may not be able to obtain the required Biologic License Application (BLA) approval to commercialize our products in the United States in a timely fashion, or at all. See “Risk Factors.”

Critical Limb Ischemia

Background

CLI is the most serious and advanced stage of peripheral arterial disease (PAD). PAD is a chronic atherosclerotic disease that progressively restricts blood flow in the limbs and can lead to serious medical complications. This disease is often associated with other clinical conditions including hypertension, cardiovascular disease, hyperlipidemia, diabetes, obesity and stroke. CLI is used to describe patients with the most severe forms of PAD: those with chronic ischemia-induced pain (even at rest), ulcers, tissue loss or gangrene in the limbs, often leading to amputation and death. CLI leads to more than 160,000 amputations per year. The one-year and four-year mortality rates for no-option CLI patients that progress to amputation are approximately 25% and 70%, respectively. Our expanded, patient specific mixed cell therapy has shown significant promise in the treatment of CLI.

Clinical Results

Our U.S. Phase 2b RESTORE-CLI program is a multi-center, randomized, double-blind, placebo controlled clinical trial. This clinical trial is designed to evaluate the safety and efficacy of ixmyelocel-T in the treatment of patients with CLI. It is the largest multi-center, randomized, double-blind, placebo-controlled cellular therapy study ever conducted in CLI patients. We completed enrollment of this trial in February 2010 with a total of 86 patients at 18 sites across the United States, with the last patient being treated in March 2010. These patients are being followed for a period of 12 months following treatment. In addition to assessing the safety of our product, efficacy endpoints include amputation-free survival, time to first occurrence of treatment failure (defined as major amputation, all-cause mortality, doubling in wound size and de novo gangrene), major amputation rates, level of amputation, complete wound healing, patient quality of life, and pain scores.

Results to date include two planned interim analyses. In June 2010, we reported results at the Society of Vascular Surgery Meeting. This interim analysis included the six month results for 46 patients enrolled in the trial. The results included the finding that amputation free survival, defined as time to major amputation or death, was statistically significant in favor of our therapy (p=0.038). Additionally, statistical analysis revealed a significant increase in time to treatment failure (e.g., major amputation, doubling in wound size de novo gangrene, or death) (log-rank test, p=0.0053). Other endpoints measured (e.g., major amputation rate, complete wound healing, change in Wagner wound scale) showed encouraging trends, but had not reached statistical significance at the interim analysis. The primary purpose of the interim analysis was to assess performance of our therapy and, if positive, to help plan the Phase 3 program. In June 2010 we held discussions with the FDA, which confirmed the appropriateness of using amputation free survival as a primary endpoint for our planned Phase 3 program.

In November 2010, we presented six-month data on all patients enrolled in the trial at the VEITHsymposiumtm non-CME satellite session. Results of this analysis showed that the study achieved both its primary safety endpoint and primary efficacy endpoint of time to first occurrence of treatment failure. The findings related to time to first occurrence of treatment failure were statistically significant (p=0.0132). Further analyses show a clinically meaningful reduction of 56% in treatment failure events. Analysis of the data for amputation-free survival, a secondary endpoint which the study was not powered to demonstrate, showed a clinically meaningful reduction in event rates of 24%, but did not show statistical significance (p=0.5541).

We continue to make progress towards the Phase 3 clinical development program in CLI. In October 2010, we announced that the FDA had granted Fast Track Designation for the use of our cellular therapy for the CLI indication. The Fast Track program is designed to facilitate the development and expedite the review of new drugs and biologics, intended to treat serious or life-threatening conditions that demonstrate the potential to address unmet medical needs. During June 2010 discussions with the FDA, Aastrom was encouraged to use the Special Protocol Assessment (SPA) process for the Phase 3 program. In October 2010, we submitted two SPA requests to the FDA, one for a “no option” patient population and another for a “poor option” patient population. The no option SPA request focuses on patients that have exhausted all other treatment options with the exception of amputation. The poor option SPA request focuses on patients that have not yet exhausted all other treatment options; however the options available are associated with poor outcomes. We expect to have the no option and poor option agreements on the SPA’s completed in the second and third quarter of 2011, respectively.

Dilated Cardiomyopathy

Background

DCM is a severe, chronic cardiovascular disease that leads to enlargement of the heart, reducing the pumping function of the heart to the point that blood circulation is impaired. Patients with DCM typically present with symptoms of congestive heart failure, including limitations in physical activity and shortness of breath. There are two types of DCM: ischemic and non-ischemic. Ischemic DCM, the most common form, is associated with atherosclerotic cardiovascular disease. Among other causes, non-ischemic DCM can be triggered by toxin exposure, virus or genetic diseases. Patient prognosis depends on the stage and cause of the disease but is typically characterized by a high mortality rate. Other than heart transplantation or ventricular assist devices, there are currently no effective treatment options for end-stage patients with this disease. According to the book, Heart Failure: A Combined Medical and Surgical Approach (2007), DCM affects 200,000-400,000 patients in the United States alone.

In February 2007, the FDA granted Orphan Drug Designation to our investigational therapy for the treatment of DCM. Our DCM development program is currently in Phase 2 and we have two ongoing U.S. Phase 2 trials investigating surgical and catheter-based delivery for our product in the treatment of DCM.

Surgical Trial Program — DCM

In May 2008, the FDA activated our investigational new drug application (IND) for surgical delivery of our therapy. The 40-patient U.S. IMPACT-DCM clinical trial began with the treatment of the first patient in November 2008. This multi-center, randomized, controlled, prospective, open-label, Phase 2 study was designed to include 20 patients with ischemic DCM and 20 patients with non-ischemic DCM. We completed enrollment of the 40 patients in the IMPACT-DCM clinical trial in January 2010 and the final patient was treated in March 2010. Participants in the IMPACT-DCM clinical trial were required to have New York Heart Association (NYHA) functional class III or IV heart failure, a left ventricular ejection fraction (LVEF) of less than or equal to 30% (60-75% is typical for a healthy person), and meet other eligibility criteria, including optimized medical therapy. Patients were randomized in an approximate 3:1 ratio of treatment to control group. Patients in the treatment group received our therapy through direct injection into the heart muscle during minimally invasive-surgery (involving a chest incision of approximately 2 inches). The primary objective of this study is to assess the safety of ixmyelocel-T in patients with DCM. Efficacy measures include cardiac dimensions and tissue mass, cardiac function (e.g. cardiac output, LVEF, cardiopulmonary exercise testing parameters), cardiac perfusion and viability, as well as other efficacy endpoints. NYHA functional class and quality of life are also assessed. Patients will be followed for 12 months post-treatment.

Six-month data from the IMPACT-DCM interim analysis were presented at The Sixth International Conference on Cell Therapy for Cardiovascular Disease on January 20, 2011. Results indicated that ixmyelocel-T is safe and showed that serious adverse events were associated with the surgical procedure and not the cellular therapy. Adverse events after the initial peri-operative period were roughly equal between the control and treatment groups. Efficacy findings include positive trends in quality of life and functional and structural parameters in the treatment group as compared with the control group. We expect to report 12-month data from the IMPACT-DCM clinical study in the third quarter of 2011.

Catheter Trial Program — DCM

In November 2009, the FDA activated our second IND to allow for the evaluation of our therapy delivered by a percutaneous direct catheter injection as opposed to surgically. The Catheter-DCM clinical trial is designed to explore catheter-based delivery of ixmyelocel-T to treat DCM patients. This multi-center, randomized, controlled, prospective, open-label, Phase 2 study enrolled approximately 12 patients with ischemic DCM and 10 patients with non-ischemic DCM at clinical sites across the United States. Participants met the same criteria as stated above for the IMPACT-DCM surgical trial. The first patient was enrolled into the trial in April 2010 and enrollment concluded in December 2010 with 22 patients enrolled. We expect to report six-month results from the Catheter-DCM Phase 2 trial in the third quarter of 2011.

Production

Cell Manufacturing and Cell Production Components

We operate a centralized cell manufacturing facility in Ann Arbor, Michigan. The facility supports the current U.S. clinical trials and has sufficient capacity, with minor modifications, to supply our early commercialization requirements. We may establish and operate larger commercial-scale cell manufacturing facilities for the U.S. market in the future to accommodate potential market growth.

We have established relationships with manufacturers that are registered with the FDA as suppliers of medical products to produce various components of our patented cell manufacturing system.

We have established relationships with various third parties who manufacture and/or supply certain components, equipment, disposable devices and other materials used in our cell manufacturing process to develop our cell products, as well as our final assemblies, component parts, subassemblies and associated spare parts used in the instrumentation platform of our cell production system.

There can be no assurance that we will be able to continue our present arrangements with our manufacturers and/or suppliers, supplement existing relationships or establish new relationships, or that we will be able to identify and obtain certain components, equipment, disposable devices, other materials, including ancillary materials that are necessary to develop our product candidates or that are used in our cell manufacturing and cell production components processes. Our dependence upon third parties for the supply and manufacture of such items could adversely affect our ability to develop and deliver commercially feasible cell products on a timely and competitive basis. See “Risk Factors.”

Our Arrangement with ATEK

On November 8, 2010, we entered into a contract manufacturing and supply agreement (the “Supply Agreement”) with ATEK Medical, LLC (“ATEK”) for the manufacture of our proprietary cell cassette for use in our manufacturing process. Pursuant to the terms of the Supply Agreement, we have granted ATEK the exclusive right to manufacture our proprietary cell cassette and to assemble, package, label and sterilize the cassettes in ATEK’s facilities. ATEK will be responsible for obtaining all of our approved components pertaining to the cassettes and we are obligated to order and purchase the cassettes from ATEK on an agreed upon schedule and in agreed upon quantities. In addition, we will provide ATEK with reasonable engineering support to initiate and ramp up manufacturing of the cassettes and will supply all manufacturing equipment.

The Supply Agreement has an initial term of four years and will terminate automatically without notice unless prior to that time the term is extended by mutual written consent delivered at least six months prior to the termination date. The minimum term extension is generally to be no less than two years.

The Supply Agreement provides that we may discontinue the manufacture of the cassettes at our sole discretion. In such event, we agree to use commercially best efforts to notify ATEK at least 120 days prior to our intention to discontinue manufacture of the cassettes. Failure to provide such notice will not be a breach of the Supply Agreement, but without such notice, we agree to purchase from ATEK (i) certain finished goods that are in usable condition and (ii) certain components or raw materials inventory or work in process in each case to the extent convertible into finished cassettes.

We or ATEK may terminate the Supply Agreement if the other party materially defaults in the performance of any provision of the Supply Agreement and, should any such default occur, then the non-defaulting party may give written notice to the defaulting party that if the default is not cured within 45 days, the Supply Agreement will be terminated. If the non-defaulting party gives such notice and the default is not cured during the 45 day period, then the Supply Agreement shall automatically terminate at the end of such period unless an extension is mutually agreed to by ATEK and us. In addition to other remedies, either party may terminate the Supply Agreement at any time if either of us breach our respective confidentiality obligations under the Supply Agreement, in which case termination shall be effective immediately upon receipt of notice from the non-breaching party of the breach and of termination. Either party may immediately terminate the Supply Agreement by written notice if the other party is or becomes insolvent, appoints or has appointed a receiver for all or substantially all of its assets, or makes an assignment for the benefit of its creditors. In addition, either party may terminate the Supply Agreement by written notice if the other party files a voluntary petition, or has filed against it an involuntary petition, for bankruptcy and such petition is not dismissed within 90 days.

Upon termination of the Supply Agreement, ATEK agrees to provide reasonable technical support at ATEK’s published engineering rates for the transfer of manufacturing technology to an alternative manufacturer chosen by us to conduct final manufacture, package and test of the cassettes in the event that ATEK, for a period of 150 days from the date of receipt of the associated purchase order, is unable to manufacture all of our orders for any reason, or if ATEK fails or refuses to meet our orders for cassettes pursuant to the terms of the Supply Agreement.

There can be no assurance that we will be able to continue our present arrangement with ATEK. Our dependence upon our arrangement with ATEK for the supply and manufacture of our proprietary cell cassette could adversely affect our ability to develop and deliver commercially feasible cell products on a timely and competitive basis. See “Risk Factors.”

Research & Development

Our cell therapy is produced from the patient’s bone marrow using Aastrom’s proprietary manufacturing system. The product is composed of a mixture of cell types normally found in bone marrow but at different quantities. For example, the mesenchymal stromal cells, identified with the CD90 cell surface marker, as well as monocytes and activated macrophages, identified with CD14 marker, are expanded approximately 30 and 300 fold, respectively, while other CD45+ mononuclear cells from the bone marrow remain during the manufacturing process. We have demonstrated in the laboratory that the cells in our therapy are capable of multiple biological activities thought to play a critical role in repairing diseased and damaged tissues. These activities include aspects of tissue remodeling, promotion of angiogenesis and resolution of inflammation. In addition to these properties demonstrated in vitro, we have also shown that the therapy increases blood perfusion in both rat and mouse models of critical limb ischemia. In addition to these initial preclinical observations, we have on-going preclinical studies designed to further characterize the mechanism of action of our product in the treatment of cardiovascular diseases. These data support our current clinical-stage research where we are exploring the use of our therapies to regenerate cardiovascular tissue in patients with CLI and DCM.

In addition, our proprietary cell manufacturing system has demonstrated the capability to produce other types of cells. In the future, we may continue to explore the application of our manufacturing technology for the production of other cell types where there are potential opportunities to collaborate in the development of new cell therapies.

Patents and Proprietary Rights

Our success depends in part on our ability, and the ability of our licensors, to obtain patent protection for our products and processes. We have exclusive rights to approximately 24 unexpired issued U.S. patents. 14 of these are material patents that protect our cellular therapy. We own 8 of these patents and 6 of these patents have been licensed exclusively from the University of Michigan. These patents present various claims relating to (i) the composition of our cellular therapy, (ii) methods to manufacture the cellular therapy, and (iii) the bioreactor device (the Aastrom Replicell System) that is used to make our product. The number of U.S. patents of each type with expiration range is listed in the table below:

Patent Type	Number	Expiry (Years)

Composition of Matter	2	3 and 18
Methods	2	1
Bioreactor Device	10	1 – 4

Certain patent equivalents to the U.S. patents have also been issued in other jurisdictions including Australia, Japan, the Republic of Korea and Canada and under the European Patent Convention. In addition, we have filed applications for patents in the United States and equivalent applications in certain other countries claiming other aspects of our cell products and manufacturing processes. An important patent that protects the composition of the cellular therapy directly, “Mixed cell populations for tissue repair and separation technique for cell processing” (US Patent 7,871,605), was issued in January 2011 and will expire in 2029. Patents that protect our automated bioreactor device and culture system expire in 2015, but we will continue to rely on trade secrets and un-patentable know-how.

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

We also rely on trade secrets and un-patentable know-how that we seek to protect, in part, by confidentiality agreements. It is our policy to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of Aastrom. There can be no assurance, however, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or un-patentable know-how will not otherwise become known or be independently developed by competitors.

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

Commercial Strategy

We are currently focused on utilizing our technology to produce expanded, patient specific mixed cell-based products for use in severe, chronic ischemic cardiovascular applications. At such time as we satisfy applicable regulatory approval requirements, we expect the sales of our cell-based products to constitute nearly all of our product sales revenues.

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

We expect that we will need to raise significant additional funds or pursue strategic transactions or other strategic alternatives in order to complete our product development programs, complete clinical trials needed to market our products, and commercialize our products. To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue to seek to obtain the required capital in a similar manner. As a development stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. With respect to our current activities, this is not likely to occur until we obtain significant additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through December 31, 2010, we have accumulated a net loss of approximately $221,212,000. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

We believe, based on our current projections of cash utilization, our available cash, cash equivalents and short-term investments of approximately $31,248,000 as of December 31, 2010 are adequate to finance our planned operations at least until December 31, 2011. However, we will need to raise a significant amount of additional funds in order to complete our product development programs, complete clinical trials needed to market our products, and commercialize these products. We cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact our ability to raise additional capital and our overall success include: the rate and degree of progress of our product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, fulfillment of the requirements for marketing authorization from regulatory bodies in the United States and other countries, the liquidity and market volatility of our equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, the U.S. economic conditions regarding the availability of investment capital and other factors. If we cannot raise such funds, we may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would likely have a material adverse impact on our business, financial condition and results of operations.

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

Our potential commercial products address a broad range of existing and emerging therapeutic markets, in which cell-based therapy is a new and as of yet, unproven, commercial strategy. In a large part, we face primary competition from existing medical devices and drug products. Some of our competitors have longer operating histories and substantially greater resources. These include companies such as Baxter International, Inc. (Baxter), Biomet, Inc., Johnson & Johnson, Inc., Miltenyi Biotec, Medtronic, Inc. (Medtronic), and others.

In the general area of cell-based therapies, we potentially compete with a variety of companies, most of whom are specialty medical products or biotechnology companies. Some of these, such as Baxter, Johnson & Johnson, Medtronic and Miltenyi Biotec are well-established and have substantial technical and financial resources compared to ours. However, as cell-based products are only just emerging as viable medical therapies, many of our most direct competitors are smaller biotechnology and specialty medical products companies. These include Advanced Cell Technology, Inc., Aldagen, Inc., Arteriocyte Medical Systems, Inc., Athersys, Inc., Bioheart, Inc., Cytori Therapeutics, Inc., Genzyme Corporation, Harvest Technologies Corporation, Mesoblast, Osiris Therapeutics, Inc., Pluristem, Inc. and others.

Employees

As of December 31, 2010, we employed approximately 54 individuals on a full-time equivalent basis. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Executive Officers

			Executive
Name	Position	Age	Officer Since

Timothy M. Mayleben	President and Chief Executive Officer	50	2010
Ronnda L. Bartel, Ph.D.	Chief Scientific Officer	52	2010
Scott C. Durbin	Chief Financial Officer	42	2010
Sharon M. Watling, Pharm.D.	Vice President Clinical and Regulatory	47	2011

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

Sharon M. Watling, Pharm.D. — Dr. Watling joined Aastrom in February 2010 and is responsible for clinical development, clinical operations and regulatory affairs. She has over 12 years of experience in clinical development, with an emphasis on translational science, clinical development, and clinical strategies. Her industry career started in late stage development within Warner-Lambert/Parke Davis and evolved while at Pfizer to include an early clinical leadership role in cardiovascular-metabolic diseases. Following Pfizer, she was site leader and senior director, clinical development at Metabasis, Inc. Most recently, she served as the research and development strategy leader at Cognigen Corporation, working with multiple companies to incorporate modeling and simulation practices into their development strategies. Prior to industry, she was an intensive care unit clinical specialist at various academic institutions. Dr. Watling holds a Pharm.D. from the University of Michigan College of Pharmacy.

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

We were incorporated in 1989 and have experienced substantial operating losses since inception. As of December 31, 2010, we have incurred a cumulative net loss totaling approximately $221,212,000, and we have continued to incur losses since that date. These losses have resulted principally from costs incurred in the research and development (including clinical trials) of our cell culture technologies and our cell manufacturing system, general and administrative expenses, and the prosecution of patent applications. We expect to continue to incur significant operating losses over the next several years and at least until, and probably after, product sales increase, primarily owing to our research and development programs, including preclinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products. We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components, acquisition and development of complementary activities and raising sufficient cash to fund our operating activities. Therefore, we may not be able to achieve or sustain profitability.

We may not be able to raise the required capital to conduct our operations and develop and commercialize our products.

Despite the proceeds we received from our December 2010 financing, we will require substantial additional capital resources in order to conduct our operations, complete our product development programs, complete our clinical trials needed to market our products (including a Phase 3 clinical trial for CLI), and commercialize these products and cell manufacturing facilities. In order to grow and expand our business, to introduce our new product candidates into the marketplace and to acquire or develop complementary business activities, we will need to raise a significant amount of additional funds. We will also need significant additional funds or a collaborative partner, or both, to finance the research and development activities of our cell product candidates for additional indications. Accordingly, we are continuing to pursue additional sources of financing.

Our future capital requirements will depend upon many factors, including:

•	continued scientific progress in our research, clinical and development programs;

•	costs and timing of conducting clinical trials and seeking regulatory approvals;

•	competing technological and market developments;

•	avoiding infringement and misappropriation of third-party intellectual property;

•	obtaining valid and enforceable patents that give us a competitive advantage;

•	our ability to establish additional collaborative relationships;

•	our ability to effectively launch a commercial product;

•	the effect of commercialization activities and facility expansions, if and as required; and

•	complementary business acquisition or development opportunities.

In November 2010, we terminated the common stock purchase agreement with Fusion Capital Fund II entered into in June 2009. As a result, we no longer have access to the potential funding from Fusion Capital under that agreement. However, we believe that with our existing cash and cash equivalents we will have adequate liquidity to finance our operations, including development of our products and product candidates, through at least December 31, 2011. While our budgeted cash usage and operating plan through December 31, 2011 does not currently contemplate taking additional actions to reduce the use of cash over that period, we could, if necessary, delay or forego certain budgeted discretionary expenditures such as anticipated hiring plans or certain non-critical research and development expenditures, as well as slow down or delay certain clinical trial activity (without jeopardizing our pursuit of a Phase 3 clinical trial for CLI) such that we believe that we will have sufficient cash on hand through at least December 31, 2011.

Notwithstanding the proceeds we received from our December 2010 financing, we will need to raise additional funds in order to complete our product development programs, complete clinical trials needed to market our products (including clinical trials for our CLI and DCM programs), and commercialize these products. Because of our long-term funding requirements, we may try to access the public or private equity markets if conditions are favorable to complete a financing, even if we do not have an immediate need for additional capital at that time, or whenever we require additional operating capital. In addition, we may seek collaborative relationships, incur debt and access other available funding sources. This additional funding may not be available to us on reasonable terms, or at all. Some of the factors that will impact our ability to raise additional capital and our overall success include:

•	the rate and degree of progress for our product development;

•	the rate of regulatory approval to proceed with clinical trial programs;

•	the level of success achieved in clinical trials;

•	the requirements for marketing authorization from regulatory bodies in the United States and other countries;

•	the liquidity and market volatility of our equity securities; and

•	regulatory and manufacturing requirements and uncertainties, technological developments by competitors.

If adequate funds are not available in the future, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements and we may be required to delay or terminate research and development programs, curtail capital expenditures, and reduce business development and other operating activities. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

Failure to obtain and maintain required regulatory approvals would severely limit our ability to sell our products.

We must obtain the approval of the FDA before commercial sales of our cell product candidates may commence in the United States, which we believe will ultimately be the largest market for our products. We will also be required to obtain additional approvals from various foreign regulatory authorities to initiate sales activities of cell products in those jurisdictions. If we cannot demonstrate the safety, purity and potency of our product candidates, including our cell product candidates, produced in our production system, the FDA or other regulatory authorities could delay or withhold regulatory approval of our product candidates.

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

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of our therapeutics creates significant challenges in regard to product development and optimization, manufacturing, government regulation, third party reimbursement and market acceptance. For example, if regulatory agencies have limited experience in approving cellular therapies for commercialization, the development and commercialization pathway for our therapies may be subject to increased uncertainty, as compared to the pathway for new conventional drugs.

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

In order to commercialize our cell product candidates in the United States, we must complete substantial clinical trials and obtain sufficient safety, purity and potency results to support required registration approval and market acceptance of our cell product candidates. We may not be able to successfully complete the development of our product candidates, or successfully market our technologies or product candidates. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technologies and product candidates. Our research and development programs may not be successful, and our cell culture technologies and product candidates may not facilitate the production of cells outside the human body with the expected results. Our technologies and cell product candidates may not prove to be safe and efficacious in clinical trials, and we may not obtain the requisite regulatory approvals for our technologies or product candidates and the cells produced in such products. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve any issues delaying commercialization and we may not be able to raise capital to finance our continued operation during the period required for resolution of any such issues.

We must successfully complete our clinical trials to be able to market certain of our products.

To be able to market therapeutic cell products in the United States, we must demonstrate, through extensive preclinical studies and clinical trials, the safety and efficacy of our processes and product candidates. If our clinical trials are not successful, our products may not be marketable. The results of early stage clinical trials do not ensure success in later clinical trials, and interim results are not necessarily predictive of final results.

Our ability to complete our clinical trials in a timely manner depends on many factors, including the rate of patient enrollment. Patient enrollment can vary with the size of the patient population, the proximity of suitable patients to clinical sites, perceptions of the utility of cell therapy for the treatment of certain diseases, and the eligibility criteria for the study. For example, patients enrolling in our studies need to provide an adequate amount of bone marrow to process and expand for injection and some patients may not be able to provide sufficient starting material despite our study inclusion and exclusion criteria designed to prevent this. Bone marrow is an inherently variable starting material. We have experienced delays in patient accrual in our previous clinical trials. If we experience future delays in patient enrollment, we could experience increased costs and delays associated with clinical trials, which would impair our product development programs and our ability to market our products.

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

We will rely on third parties to conduct some of our clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates.

We may use clinical research organizations to assist in conduct of our clinical trials. There are numerous alternative sources to provide these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. Any third party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented. In addition, we and any provider that we retain will be subject to Good Clinical Practice, or GCP requirements. If GCP and other regulatory requirements are not adhered to by us or our third-party providers, the development and commercialization of our product candidates could be delayed.

Failure of third parties, including ATEK Medical, LLC, to manufacture or supply certain components, equipment, disposable devices and other materials used in our cell manufacturing process would impair our cell product development.

We rely on third parties, including ATEK Medical, LLC (ATEK), to manufacture and/or supply certain of our devices/manufacturing equipment and to manufacture and/or supply certain components, equipment, disposable devices and other materials used in our cell manufacturing process to develop our cell products. ATEK is our sole supplier of cell cassettes for which it would be difficult to obtain alternate sources of supply on a short-term basis. If any of our manufacturers or suppliers fails to perform their respective obligations, or if our supply of certain components, equipment, disposable devices and other materials is limited or interrupted, it could impair our ability to manufacture our products, which would delay our ability to conduct our clinical trials or market our product candidates on a timely and cost-competitive basis, if at all. In addition, pursuant to our Supply Agreement with ATEK, we are responsible for transferring customer supplied inventory previously held by Moll Industries to ATEK. If we fail to transfer this inventory in an efficient or timely manner, this could impact the manufacture of the materials required for our clinical trials and adversely affect our ability to complete our clinical trials and develop and commercialize our products.

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

We will be seeking to obtain regulatory approvals to market our cell products for tissue repair treatments. Even if we obtain all required regulatory approvals, we cannot be certain that our products and processes will be accepted in the marketplace at a level that would allow us to operate profitably. Our products may be unable to achieve commercial acceptance for a number of reasons, such as the availability of alternatives that are less expensive, more effective, or easier to use; the perception of a low cost-benefit ratio for the product amongst physicians and hospitals; or an inadequate level of product support from ourselves or a commercial partner. Our technologies or product candidates may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technologies and product candidates, and our potential revenues.

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

The current credit and financial market conditions may exacerbate certain risks affecting our business.

We rely upon third parties for certain aspects of our business, including collaboration partners, wholesale distributors, contract clinical trial providers, contract manufacturers and third-party suppliers. Because of the recent tightening of global credit and the volatility in the financial markets, there may be a delay or disruption in the performance or satisfaction of commitments to us by these third parties, which could adversely affect our business.

We have identified a material weakness in our internal control over financial reporting that resulted in the restatement of prior periods’ consolidated financial statements and an adjustment to the current period financial statements. We cannot guarantee that additional material weaknesses will not arise in the future, which could affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 and identified a material weakness related to our prior interpretation of ASC 815 and our initial classification and subsequent accounting of warrants as either liabilities or equity instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010. This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the changes in fair value of common stock warrants and accumulated deficit accounts and related financial disclosures and the restatement of our consolidated financial statements for the years ended June 30, 2008, 2009 and 2010 and each of the quarterly periods from September 30, 2008 through September 30, 2010. See Part II — Item 9A, “Controls and Procedures.”

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The effectiveness of any controls or procedures is subject to certain limitations, and as a result, internal control over financial reporting may not prevent or detect misstatements. A control can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Although we believe that we have taken actions to remediate this material weakness, we can give no assurance that additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Additionally, even our improved controls and procedures may not be adequate to prevent or identify errors or irregularities or ensure that our financial statements are prepared in accordance with GAAP. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, cause investors to lose confidence in our reported financial information or be unable to properly report on our business and the results of our operations, and the trading price of our common stock could be materially adversely affected.

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

Our success depends in large part on our ability to develop or license intellectual property rights to protect our proprietary products and technologies. This involves complex legal, scientific, and factual questions and uncertainties. We rely upon patent, trade secret, copyright and contract laws to protect proprietary technology and trademark law to protect brand identities. However, we cannot assure you that any patent applications filed by, assigned to, or licensed to us will be granted, and that the scope of any of our issued or licensed patents will be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us could be successfully challenged, invalidated, held to be unenforceable, or circumvented so that our patent rights would not create an effective competitive barrier. We also cannot assure you that the inventors of the patents and applications that we own or license were the first to invent or the first to file on the inventions, or that a third party will not claim ownership in one of our patents or patent applications. We cannot assure you that a third party does not have or will not obtain patents that dominate the patents we own or license now or in the future. Furthermore, we rely on exclusive, world-wide licenses relating to the production of human cells granted to us by the University of Michigan. If we materially breach such agreements or otherwise fail to materially comply with such agreements, or if such agreements expire or are otherwise terminated by us, we may lose our rights under the patents held by the University of Michigan. At the latest, each of these licenses will terminate when the patent underlying the license expires. The first of these underlying patents will expire on March 21, 2012. Once the patents expire, third parties may be able to practice the inventions covered by those patents and thus compete with us.

Patent law relating to the scope of claims in the biotechnology field is evolving and our patent rights in this country and abroad are subject to this uncertainty.

We also rely on trade secrets and un-patentable know-how that we seek to protect, in part, by confidentiality agreements with our employees, consultants, suppliers and licensees. These agreements may be breached, and we might not have adequate remedies for any breach. Our competitors may also independently develop technologies substantially equivalent or superior to ours. If this were to occur, our business and competitive position would suffer.

Intellectual property litigation could harm our business.

Our success will also depend in part on our ability to develop commercially viable products without infringing the proprietary rights of others. Our cell processing system and cell compositions utilize a wide variety of technologies and we can give no assurance that we have identified or can identify all inventions and patents that may be infringed by development and manufacture of our cell compositions. Although we have not been subject to any filed infringement claims, patents could exist or could be filed which would prohibit or limit our ability to market our products or maintain our competitive position. In the event of an intellectual property dispute, we may be forced to litigate. Such litigation is typically protracted and the results are unpredictable. Intellectual property litigation would divert management’s attention from developing our products and would force us to incur substantial costs regardless of whether we are successful. An adverse outcome could subject us to significant liabilities to third parties including treble damages and the opposing party’s attorney fees, and force us to pay significant license fees and royalties or cease the development and sale of our products and processes.

We have hired and will continue to hire individuals who have experience in cell culture and cell based therapeutics and may have confidential trade secret or proprietary information of third parties. We caution these individuals not to use or reveal this third-party information, but we cannot assure you that these individuals will not use or reveal this third-party information. Thus, we could be sued for misappropriation of proprietary information and trade secrets. Such claims are expensive to defend and could divert our attention and could result in substantial damage awards and injunctions that could have a material adverse effect on our business, financial condition or results of operations.

We may need to initiate lawsuits to protect or enforce our patents or other proprietary rights, which would be expensive and, if unsuccessful, may cause us to lose some of our intellectual property rights.

To protect or enforce our patent rights, it may be necessary for us to initiate patent litigation proceedings against third parties, such as infringement suits or interference proceedings. These lawsuits would be expensive, take significant time and would divert management’s attention from other business concerns. These lawsuits could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly, and our patent applications at risk of not being issued. Further, these lawsuits may provoke the defendants to assert claims against us. The patent position of biotechnology firms is highly uncertain, involves complex legal and factual questions and recently has been the subject of much litigation. We cannot assure you that we will prevail in any of such suits or proceedings or that the damages or other remedies awarded to us, if any, will be commercially valuable.

The government maintains certain rights in technology that we develop using government grant money and we may lose the revenues from such technology if we do not commercialize and utilize the technology pursuant to established government guidelines.

Certain of our and our licensors’ research have been or are being funded in part by government grants. As a result of such funding, the U.S. Government has established guidelines and has certain rights in the technology developed with the grant. These rights include a non-exclusive, fully paid-up, worldwide license under such inventions for any governmental purpose. In addition, the U.S. Government has the right to require us to grant an exclusive license under any of such inventions to a third party if the U.S. Government determines that: (i) adequate steps have not been taken to commercialize such inventions; (ii) such action is necessary to meet public health or safety needs; or (iii) such action is necessary to meet requirements for public use under federal regulations. Additionally, under the federal Bayh Dole Act, a party which acquires an exclusive license for an invention that was partially funded by a federal research grant is subject to the following government rights: (i) products using the invention which are sold in the United States are to be manufactured substantially in the United States, unless a waiver is obtained; (ii) the government may force the granting of a license to a third party who will make and sell the needed product if the licensee does not pursue reasonable commercialization of a needed product using the invention; and (iii) the U.S. Government may use the invention for its own needs. If we fail to meet these guidelines, we would lose our exclusive rights to these products, and we would lose potential revenue derived from the sale of these products.

Potential product liability claims could affect our earnings and financial condition.

We face an inherent business risk of exposure to product liability claims in the event that the manufacture and/or use of our products during clinical trials, or after commercialization, results in adverse events. As a result, we may incur significant product liability exposure, which could exceed existing insurance coverage. We may not be able to maintain adequate levels of insurance at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims would increase our operating loss and adversely affect our financial condition.

Risks Related to an Investment in our Common Stock

Our stock price has been volatile and future sales of substantial numbers of our shares could have an adverse affect on the market price of our shares.

The market price of shares of our common stock has been volatile, ranging in closing price between $1.40 and $4.20 during the six month transition period ended December 31, 2010. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

•	clinical trial results;

•	the amount of our cash resources and our ability to obtain additional funding;

•	announcements of research activities, business developments, technological innovations or new products by us or our competitors;

•	entering into or terminating strategic relationships;

•	regulatory developments in both the United States and abroad;

•	disputes concerning patents or proprietary rights;

•	changes in our revenues or expense levels;

•	public concern regarding the safety, efficacy or other aspects of the products or methodologies we are developing;

•	news or reports from other stem cell, cell therapy or regenerative medicine companies;

•	reports by securities analysts;

•	status of the investment markets;

•	concerns related to management transitions; and

•	delisting from the NASDAQ Capital Market.

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

The sale of our common stock through future equity offerings may cause dilution and could cause the price of our common stock to decline.

Sales of our common stock offered through future equity offerings may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

Because the factors referred to in the preceding paragraph could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements we make, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. These forward-looking statements include statements regarding:

•	potential strategic collaborations with others;

•	future capital needs;

•	adequacy of existing capital to support operations for a specified time;

•	product development and marketing plan;

•	features and successes of our cellular therapies;

•	manufacturing and facility capabilities;

•	clinical trial plans and anticipated results, including the publication thereof;

•	anticipation of future losses;

•	replacement of manufacturing sources;

•	commercialization plans; or

•	revenue expectations and operating results.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

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

Our common stock is currently quoted on the NASDAQ Capital Market under the symbol “ASTM”. The following table sets forth the high and low closing prices per share of common stock as reported on the NASDAQ Stock Market. Prices per share of our common stock have been adjusted for the eight-for-one reverse stock split on February 18, 2010 on a retroactive basis.

Price Range of Common Stock

	High	Low

Year ended June 30, 2009
Quarter ended September 30, 2008	$3.20	$1.76
Quarter ended December 31, 2008	5.44	1.28
Quarter ended March 31, 2009	5.84	2.64
Quarter ended June 30, 2009	3.68	2.56
Year ended June 30, 2010
Quarter ended September 30, 2009	$4.16	$2.88
Quarter ended December 31, 2009	3.36	2.08
Quarter ended March 31, 2010	2.72	1.43
Quarter ended June 30, 2010	1.88	1.34
Transition Period ended December 31, 2010
Quarter ended September 30, 2010	$1.61	$1.40
Quarter ended December 31, 2010	4.20	1.44

As of March 24, 2011, there were approximately 565 holders of record of the common stock. We have never paid any cash dividends on our common stock and we do not anticipate paying such cash dividends in the foreseeable future. We currently anticipate that we will retain all future earnings, if any, for use in the development of our business.

Equity Compensation Plan Information as of December 31, 2010

The following table sets forth information as of December 31, 2010 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuances:

		Weighted Average	Number of Securities
	Number of Securities	Exercise Price of	Remaining Available
	to be Issued upon Exercise	Outstanding	for Future Issuance
	of Outstanding Options,	Options, Warrants	Under Equity
	Warrants and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders (employees and directors)(1)	4,333,623	$2.52	310,673	(2)

(1)	The material features of these securities are described in Note 3 of the Consolidated Financial Statements.

(2)	Shares issuable under the 2009 Omnibus Incentive Plan.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Change in Fiscal Year End

On November 11, 2010, our Board of Directors approved the change in our fiscal year end from June 30 to December 31. As a result of this change, this Transition Report on Form 10-K includes financial information for the six month transition period from July 1, 2010 to December 31, 2010 (Transition Period). References in this Transition Report on Form 10-K to fiscal year 2010 or fiscal 2010 refer to the period of July 1, 2009 through June 30, 2010 and references to fiscal year 2009 or fiscal 2009 refer to the period of July 1, 2008 through June 30, 2009. All amounts presented for the six months ended December 31, 2009 are unaudited. Subsequent to this Transition Report on Form 10-K, our annual reports on Form 10-K will cover the calendar year from January 1 to December 31, with historical periods remaining unchanged.

Overview

We are developing expanded patient specific mixed cellular therapies for use in the treatment of severe, chronic ischemic cardiovascular diseases. Our innovative cell-based therapies repair or regenerate damaged or diseased tissues. Our proprietary cell-manufacturing technology enables the manufacture of mixed-cell therapies expanded from a patient’s own bone marrow and delivered directly to damaged tissues. Preclinical and interim clinical data suggest that ixmyelocel-T (the new generic name for our cell therapy approved in March 2011) may be effective in treating patients with severe, chronic ischemic cardiovascular diseases such as critical limb ischemia (CLI). Preliminary data utilizing ixmyelocel-T in dilated cardiomyopathy (DCM) have shown safety as well as provided indications of efficacy. Nearly 200 patients have been treated in recent clinical trials using ixmyelocel-T (over 400 patients safely treated since our inception) with no treatment related serious adverse events.

Our technology is a patient specific, expanded mixed cell therapy developed using our proprietary, automated processing system, which utilizes single-pass perfusion technology to produce human cell products for clinical use. This system, the Aastrom Replicell System, is our proprietary manufacturing technology for expanding what we believe to be the most important populations of cells. The manufacture of our expanded, patient specific mixed cell therapy products is done under current Good Manufacturing Practices (cGMP) and current Good Tissue Practices (cGTP) guidelines required by the U.S. Food and Drug Administration (FDA).

Our expanded, patient specific mixed cellular therapies have several features that we believe are critical for success in treating patients with severe, chronic cardiovascular diseases:

Safe — our bone marrow-derived, expanded, patient specific cellular therapy leverages decades of scientific and medical experience, as bone marrow and bone marrow-like therapies have been used safely and efficaciously in medicine for decades.

Autologous (patient specific) — we start with the patient’s own cells, which are accepted by the patient’s immune system allowing the cells to differentiate and integrate into existing functional tissues, and may provide long-term engraftment and repair.

Expanded — we begin with a small amount of bone marrow from a patient (approximately 50 ml) and significantly expand the number of certain cell types, primarily CD90+ mesenchymal cells, CD14+ monocytes and activated macrophages to far more than are present in the patient’s own bone marrow (approximately 30 — 300 times the number of these cells in the starting bone marrow aspirate).

A mixed population of cells — we believe our proprietary mixture of cell types, which are normally found in bone marrow, but at different quantities, possess the activities required for tissue repair.

Minimally invasive — our procedure for taking bone marrow (an “aspirate”) can be performed in an out-patient setting and takes approximately 15 minutes. For diseases such as CLI, the administration of our therapy can be performed in an out-patient setting in a one-time, approximately 20 minute procedure. We are also pursuing a minimally invasive approach to cell delivery in other severe, chronic ischemic cardiovascular diseases such as DCM.

Our cell therapies are produced at our cell manufacturing facility in the United States, located at our headquarters in Ann Arbor, Michigan.

Clinical Development Programs

Our clinical development programs are focused on advancing therapies for unmet medical needs in severe, chronic ischemic cardiovascular diseases. We are currently completing our Phase 2b clinical trial in CLI and we expect it to advance to a Phase 3 development program in 2011. Our CLI development program has received Fast Track Designation from the FDA. Our DCM program is in early Phase 2 clinical development and is focused on achieving proof of concept in this indication. Our DCM development program has received Orphan Disease Designation from the FDA.

Results to date in our clinical trials may not be indicative of results obtained from subsequent patients enrolled in those trials or from future clinical trials. Further, our future clinical trials may not be successful or we may not be able to obtain the required Biologic License Application (BLA) approval to commercialize our products in the United States in a timely fashion, or at all. See “Risk Factors.”

Critical Limb Ischemia

Background

CLI is the most serious and advanced stage of peripheral arterial disease (PAD). PAD is a chronic atherosclerotic disease that progressively restricts blood flow in the limbs and can lead to serious medical complications. This disease is often associated with other clinical conditions including hypertension, cardiovascular disease, hyperlipidemia, diabetes, obesity and stroke. CLI is used to describe patients with the most severe forms of PAD: those with chronic ischemia-induced pain (even at rest), ulcers, tissue loss or gangrene in the limbs, often leading to amputation and death. CLI leads to more than 160,000 amputations per year. The one-year and four-year mortality rates for no-option CLI patients that progress to amputation are approximately 25% and 70%, respectively. Our expanded, patient specific mixed cell therapy has shown significant promise in the treatment of CLI.

Clinical Results

Our U.S. Phase 2b RESTORE-CLI program is a multi-center, randomized, double-blind, placebo controlled clinical trial. This clinical trial is designed to evaluate the safety and efficacy of ixmyelocel-T in the treatment of patients with CLI. It is the largest multi-center, randomized, double-blind, placebo-controlled cellular therapy study ever conducted in CLI patients. We completed enrollment of this trial in February 2010 with a total of 86 patients at 18 sites across the United States, with the last patient being treated in March 2010. These patients are being followed for a period of 12 months following treatment. In addition to assessing the safety of our product, efficacy endpoints include amputation-free survival, time to first occurrence of treatment failure (defined as major amputation, all-cause mortality, doubling in wound size and de novo gangrene), major amputation rates, level of amputation, complete wound healing, patient quality of life, and pain scores.

Results to date include two planned interim analyses. In June 2010, we reported results at the Society of Vascular Surgery Meeting. This interim analysis included the six month results for 46 patients enrolled in the trial. The results included the finding that amputation free survival, defined as time to major amputation or death, was statistically significant in favor of our therapy (p=0.038). Additionally, statistical analysis revealed a significant increase in time to treatment failure (e.g., major amputation, doubling in wound size de novo gangrene, or death) (log-rank test, p=0.0053). Other endpoints measured (e.g., major amputation rate, complete wound healing, change in Wagner wound scale) showed encouraging trends, but had not reached statistical significance at the interim analysis. The primary purpose of the interim analysis was to assess performance of our therapy and, if positive, to help plan the Phase 3 program. In June 2010 we held discussions with the FDA, which confirmed the appropriateness of using amputation free survival as a primary endpoint for our planned Phase 3 program.

In November 2010, we presented six-month data on all patients enrolled in the trial at the VEITHsymposiumtm non-CME satellite session. Results of this analysis showed that the study achieved both its primary safety endpoint and primary efficacy endpoint of time to first occurrence of treatment failure. The findings related to time to first occurrence of treatment failure were statistically significant (p=0.0132). Further analyses show a clinically meaningful reduction of 56% in treatment failure events. Analysis of the data for amputation-free survival, a secondary endpoint which the study was not powered to demonstrate, showed a clinically meaningful reduction in event rates of 24%, but did not show statistical significance (p=0.5541).

We continue to make progress towards the Phase 3 clinical development program in CLI. In October 2010, we announced that the FDA had granted Fast Track Designation for the use of our cellular therapy for the CLI indication. The Fast Track program is designed to facilitate the development and expedite the review of new drugs and biologics, intended to treat serious or life-threatening conditions that demonstrate the potential to address unmet medical needs. During June 2010 discussions with the FDA, Aastrom was encouraged to use the Special Protocol Assessment (SPA) process for the Phase 3 program. In October 2010, we submitted two SPA requests to the FDA, one for a “no option” patient population and another for a “poor option” patient population. The no option SPA request focuses on patients that have exhausted all other treatment options with the exception of amputation. The poor option SPA request focuses on patients that have not yet exhausted all other treatment options; however the options available are associated with poor outcomes. We expect to have the no option and poor option agreements on the SPA’s completed in the second and third quarter of 2011, respectively.

Dilated Cardiomyopathy

Background

DCM is a severe, chronic cardiovascular disease that leads to enlargement of the heart, reducing the pumping function of the heart to the point that blood circulation is impaired. Patients with DCM typically present with symptoms of congestive heart failure, including limitations in physical activity and shortness of breath. There are two types of DCM: ischemic and non-ischemic. Ischemic DCM, the most common form, is associated with atherosclerotic cardiovascular disease. Among other causes, non-ischemic DCM can be triggered by toxin exposure, virus or genetic diseases. Patient prognosis depends on the stage and cause of the disease but is typically characterized by a high mortality rate. Other than heart transplantation or ventricular assist devices, there are currently no effective treatment options for end-stage patients with this disease. According to the book, Heart Failure: A Combined Medical and Surgical Approach (2007), DCM affects 200,000-400,000 patients in the United States alone.

In February 2007, the FDA granted Orphan Drug Designation to our investigational therapy for the treatment of DCM. Our DCM development program is currently in Phase 2 and we have two ongoing U.S. Phase 2 trials investigating surgical and catheter-based delivery for our product in the treatment of DCM.

Surgical Trial Program — DCM

In May 2008, the FDA activated our investigational new drug application (IND) for surgical delivery of our therapy. The 40-patient U.S. IMPACT-DCM clinical trial began with the treatment of the first patient in November 2008. This multi-center, randomized, controlled, prospective, open-label, Phase 2 study was designed to include 20 patients with ischemic DCM and 20 patients with non-ischemic DCM. We completed enrollment of the 40 patients in the IMPACT-DCM clinical trial in January 2010 and the final patient was treated in March 2010. Participants in the IMPACT-DCM clinical trial were required to have New York Heart Association (NYHA) functional class III or IV heart failure, a left ventricular ejection fraction (LVEF) of less than or equal to 30% (60-75% is typical for a healthy person), and meet other eligibility criteria, including optimized medical therapy. Patients were randomized in an approximate 3:1 ratio of treatment to control group. Patients in the treatment group received our therapy through direct injection into the heart muscle during minimally invasive-surgery (involving a chest incision of approximately 2 inches). The primary objective of this study is to assess the safety of ixmyelocel-T in patients with DCM. Efficacy measures include cardiac dimensions and tissue mass, cardiac function (e.g. cardiac output, LVEF, cardiopulmonary exercise testing parameters), cardiac perfusion and viability, as well as other efficacy endpoints. NYHA functional class and quality of life are also assessed. Patients will be followed for 12 months post-treatment.

Six-month data from the IMPACT-DCM interim analysis were presented at The Sixth International Conference on Cell Therapy for Cardiovascular Disease on January 20, 2011. Results indicated that ixmyelocel-T is safe and showed that serious adverse events were associated with the surgical procedure and not the cellular therapy. Adverse events after the initial peri-operative period were roughly equal between the control and treatment groups. Efficacy findings include positive trends in quality of life and functional and structural parameters in the treatment group as compared with the control group. We expect to report 12-month data from the IMPACT-DCM clinical study in the third quarter of 2011.

Catheter Trial Program — DCM

In November 2009, the FDA activated our second IND to allow for the evaluation of our therapy delivered by a percutaneous direct catheter injection as opposed to surgically. The Catheter-DCM clinical trial is designed to explore catheter-based delivery of ixmyelocel-T to treat DCM patients. This multi-center, randomized, controlled, prospective, open-label, Phase 2 study enrolled approximately 12 patients with ischemic DCM and 10 patients with non-ischemic DCM at clinical sites across the United States. Participants met the same criteria as stated above for the IMPACT-DCM surgical trial. The first patient was enrolled into the trial in April 2010 and enrollment concluded in December 2010 with 22 patients enrolled. We expect to report six-month results from the Catheter-DCM Phase 2 trial in the third quarter of 2011.

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

There are accounting policies that we believe are significant to the presentation of our consolidated financial statements. The most significant accounting policies relate to stock-based compensation and warrants.

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

Warrants — Warrants that could require cash settlement or have anti-dilution price protection provisions are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in our statement of operations in each subsequent period. In general, warrants with anti-dilution provisions are measured using the Monte Carlo valuation model, while the others are measured using the Black-Scholes valuation model. Both of the methodologies are based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in both of these models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on our historical rate, which we anticipate to remain at zero. For those warrants valued using a Monte Carlo model, we estimate the probability and timing of potential future financings and fundamental transactions, as applicable. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates, however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different.

On January 28, 2011, the Company received a comment letter from the staff of the Securities and Exchange Commission (SEC) relating to its Annual Report on Form 10-K for the fiscal year ended June 30, 2010. As a result, the Company reassessed its accounting treatment for all warrants issued by the Company since 2000 and determined that certain warrants did not appropriately consider the provisions of ASC 815-40 — Derivatives and Hedging — Contracts in Entity’s Own Equity. The Company filed an Amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2010 and amended quarterly filings on Form 10-Q/A for the quarters ended September 30, 2009, December 31, 2009, March 31, 2010 and September 30, 2010. All periods presented in each filing were restated to account for the warrants issued in April 2004, October 2004, October 2007 and January 2010 (Class A warrants and Class B warrants) as liabilities with changes in fair value in subsequent periods recorded as non-cash income or expense. The Company used a Black-Scholes valuation methodology for all of these warrants.

The Company received a follow up comment letter from the SEC staff on March 29, 2011. As a result, the Company reassessed the appropriateness of the Black-Scholes valuation methodology used for the Class A warrants issued in January 2010 and the appropriateness of liability accounting for the Class B warrants issued in January 2010 (which expired unexercised in July 2010). After further analysis, the Company concluded that a Monte Carlo valuation methodology is more appropriate for valuing the Class A warrants and the terms of the Class B warrants are such that the Class B warrants should have been classified as equity rather than as a liability.

The Company assessed the aforementioned items and concluded the impacts to the Company’s previously-filed financial statements were not material. However, as of December 31, 2010, the Company is now utilizing a Monte Carlo valuation methodology to estimate the fair value of its Class A warrants and will continue to do so going forward. Additionally, the Company has corrected the cumulative impact of the aforementioned items in the six-month transition period ended December 31, 2010. The impact of these items is not material to the quarter or six-month transition period ended December 31, 2010. These corrections decreased the Company’s net loss for the six-month transition period ended December 31, 2010 by approximately $77,000 and also decreased the Company’s shareholders’ equity by $349,000.

The summary of significant accounting policies should be read in conjunction with our consolidated financial statements and related notes and this discussion of our results of operations.

Results of Operations

Total revenues increased to $253,000 for the Transition Period from $89,000 for the six months ended December 31, 2009. The increase is due to proceeds from the Qualifying Therapeutic Discovery Project in November 2010. Total revenues decreased to $89,000 in fiscal 2010 from $182,000 in fiscal 2009 due to the declines in volume of cell production sales for investigator sponsored clinical trials in Spain and limited cell manufacturing supplies to a research institute in the United States. At such time as we satisfy applicable regulatory approval requirements, we expect the sales of our cell-based products will constitute nearly all of our product sales revenues.

Total costs and expenses increased to $11,876,000 for the Transition Period from $8,490,000 for the six months ended December 31, 2009 due to preparation for our Phase 3 CLI program and increased consulting and non-cash stock-based compensation expense. Total costs and expenses increased to $17,893,000 in fiscal 2010 from $16,351,000 in fiscal 2009 due to increased clinical activity related to our DCM and CLI programs.

Research and development expenses increased to $8,609,000 for the Transition Period from $6,194,000 for the six months ended December 31, 2009 due to preparation for our Phase 3 CLI program. These amounts include non-cash stock-based compensation of $549,000 for the Transition Period, compared to $361,000 for the six months ended December 31, 2009. In fiscal 2010, research and development expenses increased to $12,658,000 from $11,289,000 in fiscal 2009 due to increased clinical activity related to our DCM and CLI programs. These amounts include non-cash stock-based compensation of $484,000 for fiscal 2010, compared to $579,000 for fiscal 2009.

Selling, general and administrative expenses increased to $3,265,000 for the Transition Period from $2,262,000 for the six months ended December 31, 2009 due to an increase in non-cash stock-based compensation and consulting costs. Stock-based compensation included in selling, general and administrative expenses increased to $494,000 for the Transition Period from a net reversal of expense of $11,000 for the six months ended December 31, 2009. In fiscal 2010, selling, general and administrative expenses increased to $5,201,000 from $4,950,000 in fiscal 2009 due to increased cash compensation costs and increased legal and consulting costs offset by lower non-cash stock-based compensation expense. Stock-based compensation expense included in selling, general and administrative expenses decreased to $225,000 in fiscal 2010 from $783,000 in fiscal 2009. Stock-based compensation expense for the six months ended December 31, 2009 and for fiscal 2010 was impacted by the reversal of previously recognized expense for options that were forfeited in excess of our estimated rate of forfeiture. Approximately $279,000 of the reversal was for certain options held by George W. Dunbar that were forfeited when he stepped down as Chief Executive Officer, President and Chief Financial Officer in December 2009.

Non-cash income (expense) from the change in fair value of warrants was ($7,500,000) for the Transition Period compared to $264,000 for the six months ended December 31, 2009. For fiscal 2010, warrant income (expense) was $3,171,000 compared to ($115,000) in fiscal 2009. The fluctuations are due to the issuance of warrants in the January 2010 and December 2010 financings, as well as changes in the fair value of our warrant liability resulting from changes in the fair value of our common stock. Fluctuations in the fair value of warrants in future periods could result in significant non-cash adjustments to the consolidated financial statements, however any income or expense recorded will not impact our cash and cash equivalents, operating expenses or cash flows.

Interest income was $40,000 in the Transition Period and compared to $49,000 for the six months ended December 31, 2009. In fiscal 2010, interest income was $115,000 compared to $296,000 in fiscal 2009. The fluctuations in interest income are due primarily to corresponding changes in the levels of cash, cash equivalents and short-term investments combined with interest rate changes during the periods.

Our net loss was $19,088,000, or $0.65 per share for the Transition Period compared to $8,112,000, or $0.38 per share for the six months ended December 31, 2009. In fiscal 2010, our net loss was $14,558,000, or $0.59 per share, compared to $16,061,000, or $0.90 per share in fiscal 2009. The changes in net loss are primarily due to the non-cash fluctuations in the fair value of warrants, in addition to the changes in research and development expenses and selling, general and administrative expense as described in more detail above. Loss per share comparisons were also impacted by the issuance of 10,000,000 shares of common stock in December 2010 and 6,510,000 shares of common stock in January 2010.

Our major ongoing research and development programs are focused on the clinical development of our technology platform for treatment of severe, chronic cardiovascular diseases. The following table summarizes the approximate allocation of cost for our research and development projects (in thousands):

	Year Ended June 30,		Six Months Ended December 31,
	2009	2010	2009	2010

Critical Limb Ischemia	$5,334	$5,163	$2,456	$4,092
Dilated Cardiomyopathy	5,510	7,370	3,673	4,494
Other	445	125	65	23

Total research and development expenses	$11,289	$12,658	$6,194	$8,609

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

We have not generated any net taxable income since our inception and therefore have not paid any federal income taxes since inception. We issued shares of common stock in prior years, which resulted in multiple ownership changes under relevant taxation rules (Section 382 of the Internal Revenue Code). Consequently, pursuant to these taxation rules, the utilization of net operating loss and tax credit loss and tax carryforwards will be significantly limited in future periods, even if we generate taxable income. Such limitations may result in our carryforwards expiring before we can utilize them. At December 31, 2010, we had generated cumulative U.S. federal tax net operating loss and tax credit carryforwards of $133,291,000 and $1,600,000, respectively, which will expire in various periods through 2030 if not utilized. Our ability to utilize our net operating loss and tax credit carryforwards may become subject to further annual limitation in the event of future changes in ownership under the taxation rules.

Liquidity and Capital Resources

We are currently focused on utilizing our technology to produce patient specific cell-based products for use in regenerative medicine applications. At such time as we satisfy applicable regulatory approval requirements, we expect the sales of our cell-based products to constitute nearly all of our product sales revenues.

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

We expect that we will need to raise significant additional funds or pursue strategic transactions or other strategic alternatives in order to complete our product development programs, complete clinical trials needed to market our products, and commercialize our products. To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue to seek to obtain the required capital in a similar manner. As a development stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence. With respect to our current activities, this is not likely to occur until we obtain significant additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through December 31, 2010, we had accumulated a net loss of approximately $221,212,000. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through December 31, 2010, have totaled approximately $225,102,000 and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.

Our combined cash, cash equivalents and short-term investments totaled $31,248,000 at December 31, 2010, an increase of $12,129,000 from June 30, 2010. During the Transition Period ended December 31, 2010, the primary source of cash, and cash equivalents and short-term investments was from the sale of our equity securities in December 2010 with net proceeds of $20,600,000, in addition to $1,074,000 from the exercise of stock purchase warrants and stock options. The primary uses of cash, cash equivalents and short-term investments during the Transition Period ended December 31, 2010 included $9,252,000 for our operations and working capital requirements, and $305,000 in capital expenditures.

Our combined cash, cash equivalents and short-term investments totaled $19,119,000 at June 30, 2010, an increase of $2,119,000 from June 30, 2009. During the year ended June 30, 2010, the primary source of cash, cash equivalents and short-term investments was from the sale of our equity securities in January 2010 with net proceeds of $12,432,000, in addition to $5,094,000 of equity securities issued pursuant to the June 2009 agreement with Fusion Capital. The primary uses of cash, cash equivalents and short-term investments during the year ended June 30, 2010 included $15,085,000 to finance our operations and working capital requirements, and $120,000 in capital expenditures.

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

In order to complete our Phase 3 CLI trial, grow and expand our business, introduce our product candidates into the marketplace and possibly acquire or develop complementary business activities, we will need to raise additional funds. We will also need additional funds or a collaborative partner, or both, to finance the research and development activities of our product candidates for the expansion of additional cell types. We expect that our primary sources of capital for the foreseeable future will be through collaborative arrangements and through the public or private sale of our equity or debt securities. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock, continued stock market listing and economic conditions affecting the public markets generally or some portion or the entire technology sector.

We believe that we will have adequate liquidity to finance our operations, including development of our products and product candidates, via our cash and cash equivalents on hand as of December 31, 2010 until at least December 31, 2011. While our budgeted cash usage and operating plan for 2011 does not currently contemplate taking additional actions to reduce the use of cash over the next twelve months, we could, if necessary, delay or forego certain budgeted discretionary expenditures such as anticipated hiring plans or certain non-critical research and development expenditures. In addition, we could slow down or delay certain clinical trial activity (without jeopardizing our Phase 3 clinical trial for CLI) such that we will have sufficient cash on hand until at least December 31, 2011. These estimates are based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption “Risk Factors,” in Item 1A of this report.

In October 2008, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”) pursuant to which we were entitled to sell up to $15,000,000 of our common stock to Fusion Capital. In April 2009, we concluded the sales of the registered shares under this common stock purchase agreement. Under this purchase agreement we issued 2,836,583 shares of common stock for net proceeds of approximately $8,600,000. In connection with entering into this common stock purchase agreement, we issued to Fusion Capital 242,040 shares of our common stock as a commitment fee. We also issued to Fusion Capital an additional 139,229 shares as a pro rata commitment fee.

In June 2009, we entered into a $30,000,000 common stock purchase agreement with Fusion Capital. Pursuant to the purchase agreement with Fusion Capital, we had the right to sell to Fusion Capital up to $30,000,000 of our common stock over a 25-month period, which began on July 1, 2009. Such sales were to be made from time to time in amounts between $100,000 and $4,000,000, depending on certain conditions as set forth in the agreement. In consideration for entering into the purchase agreement, we issued 181,530 shares of our common stock to Fusion Capital as an initial commitment fee. During fiscal 2010, 1,718,538 shares of our common stock (including 51,432 shares related to its commitment fee) were issued to Fusion Capital for net proceeds of approximately $5,100,000. No additional shares were issued to Fusion Capital subsequent to October 2009, and we terminated the agreement with Fusion Capital in November 2010.

On January 21, 2010, we completed the sale of 6,509,637 units (including 740,387 units sold to the underwriter pursuant to the exercise of its over-allotment option) at a public offering price of $2.08 per unit. Each unit consisted of (i) one share of our common stock, (ii) a Class A warrant to purchase 0.75 of a share of our common stock at an exercise price of $2.52 per share (as adjusted from $2.97 per share for the anti-dilution provision triggered in the December 2010 financing) and (iii) a Class B warrant to purchase 0.50 of a share of our common stock at an exercise price of $2.08 per share. We received approximately $12,400,000 in net proceeds from the sale of the units (including the partially exercised option of the over-allotment), after underwriting discounts and commissions and other offering expenses.

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

On December 15, 2010, we completed the sale of 10,000,000 units at a public offering price of $2.25 per unit. Each unit consisted of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $3.22 per share. We received approximately $20,600,000 in net proceeds from the sale of the units, after underwriting discounts and commissions and other offering expenses. The warrants to purchase 10,000,000 shares of our common stock are exercisable for a five year period commencing on December 15, 2010.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

New Accounting Standards

Refer to Note 1 of the consolidated financial statements in Item 8 for detail regarding accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Page

Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets as of June 30, 2009, 2010 and December 31, 2010	39
Consolidated Statements of Operations for the years ended June 30, 2008, 2009 and 2010, the six month transition period ended December 31, 2010 and for the Period from March 24, 1989 (Inception) to December 31, 2010	40
Consolidated Statements of Shareholders’ Equity and Comprehensive Loss from March 24, 1989 (Inception) to December 31, 2010	41
Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2009 and 2010, the six month transition period ended December 31, 2010 and for the Period from March 24, 1989 (Inception) to December 31, 2010	42
Notes to Consolidated Financial Statements	43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Aastrom Biosciences, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows present fairly, in all material respects, the financial position of Aastrom Biosciences, Inc. and its subsidiaries (a development stage company) at June 30, 2009, June 30, 2010 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, for the six month period ended December 31, 2010 and for the period from March 24, 1989 (Inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
April 14, 2011

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30,		December 31,
	2009	2010	2010
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,000	$14,119	$31,248
Short-term investments	—	5,000	—
Receivables, net	58	16	25
Inventories	1	—	—
Other current assets	732	383	426

Total current assets	17,791	19,518	31,699
PROPERTY AND EQUIPMENT, NET	1,485	1,013	1,128

Total assets	$19,276	$20,531	$32,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$853	$1,749	$2,900
Accrued employee benefits	355	686	796
Current portion of long-term debt	479	226	214
Warrant liabilities	532	3,010	25,954

Total current liabilities	2,219	5,671	29,864

LONG-TERM DEBT	305	79	41

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)
SHAREHOLDERS’ EQUITY:
Common Stock, no par value; shares authorized — 31,250, 62,500 and 62,500 respectively; shares issued and outstanding — 20,028, 28,256 and 38,616, respectively	205,286	217,873	225,102
Deficit accumulated during the development stage	(188,534)	(203,092)	(222,180)

Total shareholders’ equity	16,752	14,781	2,922

Total liabilities and shareholders’ equity	$19,276	$20,531	$32,827

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Six Month	March 24, 1989
				Period Ended	(Inception) to
	Year Ended June 30,			December 31,	December 31,
	2008	2009	2010	2010	2010
	(In thousands, except per share amounts)

REVENUES:
Product sales and rentals	$208	$182	$89	$9	$1,859
Research and development agreements	—	—	—	—	2,105
Grants	314	—	—	244	9,901

Total revenues	522	182	89	253	13,865

COSTS AND EXPENSES:
Cost of product sales and rentals	56	112	34	2	3,037
Research and development	15,249	11,289	12,658	8,609	169,375
Selling, general and administrative	6,436	4,950	5,201	3,265	77,124

Total costs and expenses	21,741	16,351	17,893	11,876	249,536

LOSS FROM OPERATIONS	(21,219)	(16,169)	(17,804)	(11,623)	(235,671)

OTHER INCOME (EXPENSE):
(Increase) decrease in fair value of warrants	4,632	(115)	3,171	(7,500)	2,960
Other income	—	—	—	—	1,249
Interest income	1,170	296	115	40	10,719
Interest expense	(84)	(73)	(40)	(5)	(469)

Total other income (expense)	5,718	108	3,246	(7,465)	14,459

NET LOSS	$(15,501)	$(16,061)	$(14,558)	$(19,088)	$(221,212)

NET LOSS PER SHARE (Basic and Diluted)	$(0.96)	$(0.90)	$(0.59)	$(0.65)

Weighted average number of common shares outstanding (Basic and Diluted)	16,140	17,877	24,729	29,186

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

					Deficit
					Accumulated
					During the	Total
	Preferred Stock		Common Stock		Development	Shareholders’
	Shares	Amount	Shares	Amount	Stage	Equity
	(In thousands, except per share data)

BALANCE, MARCH 24, 1989 (Inception)	—	$—	—	$—	$—	$—
Net loss and comprehensive loss					(171,505)	(171,505)
Issuance of common stock for cash, services and license rights			149	2,336		2,336
Issuance of Series A through Series E Preferred Stock for cash, net of issuance costs of $342	9,452	34,218				34,218
Issuance of Series E Preferred Stock at $17.00 per Share	206	3,500		(3,500)		—
Exercise of stock options and stock purchase warrants, and issuance of stock under Employee Stock Purchase Plan			1,088	7,293		7,293
Issuance of Stock Purchase Rights for cash in September 1995 and March 1996				3,500		3,500
Principal payment received under shareholder note Receivable				31		31
Initial public offering of common stock at $56.00 per share, net of issuance costs of $2,865			406	19,885		19,885
Conversion of preferred stock	(11,866)	(55,374)	2,720	55,374		—
Compensation expense related to stock options and warrants granted				7,017		7,017
Issuance of 5.5% Convertible Preferred Stock at $5.00 per share, net of issuance costs of $1,070	2,200	9,930				9,930
Issuance of 1998 Series I Convertible Preferred Stock at $1,000 per share, net of issuance costs of $460	5	4,540	5	149		4,689
Issuance of 1999 Series III Convertible Preferred Stock at $1,000 per share, net of issuance costs of $280	3	2,720	6	90		2,810
Issuance of common stock, net of issuance costs of $10,215			12,091	101,849		101,849
Issuance of restricted stock, net of cancellations			36	—		—
Issuance of stock under Direct Stock Purchase Plan			91	936		936
Dividends and yields on preferred stock		466	19	502	(968)	—
Repurchase and retirement of common shares outstanding			(4)	(73)		(73)

BALANCE, JUNE 30, 2008	—	—	16,607	195,389	(172,473)	22,916
Net loss and comprehensive loss					(16,061)	(16,061)
Issuance of restricted stock and units			19	—		—
Cancellation of restricted stock			(1)	—		—
Issuance of stock under Direct Stock Purchase Plan			3	7		7
Compensation expense related to stock options and restricted stock awards and units granted			—	1,362		1,362
Issuance of common stock, net of issuance costs of $1,682			3,400	8,528		8,528

BALANCE, JUNE 30, 2009	—	—	20,028	205,286	(188,534)	16,752
Net loss and comprehensive loss					(14,558)	(14,558)
Compensation expense related to stock options and restricted stock awards and units granted			—	710		710
Issuance of common stock, net of issuance costs of $1,265			8,228	11,877		11,877

BALANCE, JUNE 30, 2010	—	—	28,256	217,873	(203,092)	14,781
Net loss and comprehensive loss					(19,088)	(19,088)
Exercise of stock options and stock purchase warrants			360	1,498		1,498
Compensation expense related to stock options and restricted stock awards and units granted			—	1,043		1,043
Issuance of common stock, net of issuance costs of $1,944			10,000	4,688		4,688

BALANCE, DECEMBER 31, 2010	—	$—	38,616	$225,102	$(222,180)	$2,922

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Six Month	March 24, 1989
				Period Ended	(Inception) to
	Year Ended June 30,			December 31,	December 31,
	2008	2009	2010	2010	2010
	(In thousands)

OPERATING ACTIVITIES:
Net loss	$(15,501)	$(16,061)	$(14,558)	$(19,088)	$(221,212)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	732	704	592	259	6,851
Loss on property held for resale	—	—	—	—	110
Amortization of discounts and premiums on investments	(381)	(30)	—	—	(1,704)
Stock compensation expense	1,603	1,362	710	1,043	10,142
Increase (decrease) in fair value of warrant liabilities	(4,632)	115	(3,171)	7,500	(2,960)
Inventory write downs and reserves	—	—	—	—	2,240
Stock issued pursuant to license agreement	—	—	—	—	3,300
Provision for losses on accounts receivable	—	—	—	—	204
Changes in operating assets and liabilities:
Receivables	60	(40)	42	(9)	(274)
Inventories	8	(1)	1	—	(2,335)
Other current assets	(58)	592	72	(43)	(406)
Accounts payable and accrued expenses	(867)	(54)	896	976	2,668
Accrued employee benefits	(491)	(392)	331	110	796

Net cash used for operating activities	(19,527)	(13,805)	(15,085)	(9,252)	(202,580)

INVESTING ACTIVITIES:
Organizational costs	—	—	—	—	(73)
Purchase of short-term investments	(30,703)	—	(5,000)	—	(217,041)
Maturities of short-term investments	40,000	6,000	—	5,000	218,745
Property and equipment purchases	(215)	(35)	(120)	(305)	(6,186)
Proceeds from sale of property held for resale	—	—	—	—	400

Net cash provided by (used for) investing activities	9,082	5,965	(5,120)	4,695	(4,155)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	—	—	51,647
Net proceeds from issuance of common stock and warrants	13,613	8,534	17,526	21,805	184,676
Repurchase of common stock	—	—	—	—	(49)
Payments received for stock purchase rights	—	—	—	—	3,500
Payments received under shareholder notes	—	—	—	—	31
Restricted cash used as compensating balance	241	259	277	—	—
Proceeds from long-term debt	—	—	—	—	751
Payments on long-term debt	(356)	(445)	(479)	(119)	(2,573)

Net cash provided by financing activities	13,498	8,348	17,324	21,686	237,983

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,053	508	(2,881)	17,129	31,248
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,439	16,492	17,000	14,119	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,492	$17,000	$14,119	$31,248	$31,248

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$84	$73	$40	$11	$475
Equipment acquired under capital lease obligations	$—	$—	$—	$69	$1,243

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Aastrom Biosciences, Inc. was incorporated in March 1989 (Inception), began employee-based operations in 1991, and is in the development stage. The Company operates its business in one reportable segment — research and product development involving the development of patient specific cell products for use in regenerative medicine.

Successful future operations are subject to several technical hurdles and risk factors, including satisfactory product development, timely initiation and completion of clinical trials, regulatory approval and market acceptance of the Company’s products and the Company’s continued ability to obtain future funding.

The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. The Company believes that it will have adequate liquidity to finance its operations, including development of its products and product candidates, via its cash and investments on hand as of December 31, 2010 until at least December 31, 2011. While the Company’s budgeted cash usage and operating plan for 2011 does not currently contemplate taking additional actions to reduce the use of cash over the next twelve months, the Company could, if necessary, delay or forego certain budgeted discretionary expenditures such as anticipated hiring plans or certain non-critical research and development expenditures, as well as slow down or delay certain clinical trial activity (without jeopardizing our Phase 3 clinical trial for CLI) such that the Company will have sufficient cash on hand until at least December 31, 2011. On a longer-term basis, the Company will need to raise additional funds in order to complete its product development programs, complete clinical trials needed to market its products, and commercialize these products. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success include: the rate and degree of progress for its product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the United States and other countries, the liquidity and market volatility of the Company’s equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would likely have a material adverse impact on the Company’s business, financial condition and results of operations.

Principles of Consolidation — The consolidated financial statements include the accounts of Aastrom and its wholly-owned subsidiaries, Aastrom Biosciences GmbH, located in Berlin, Germany, Aastrom Biosciences, SL, located in Barcelona, Spain, and Aastrom Biosciences, Ltd. located in Dublin, Ireland (collectively, the Company). All inter-company transactions and accounts have been eliminated in consolidation. As of December 31, 2010, Aastrom Biosciences, SL was dissolved while the remaining subsidiaries had limited operations and are not currently a significant component of the consolidated financial statements.

Fiscal Year Change — On November 11, 2010, our Board of Directors approved the change in our fiscal year end from June 30 to December 31. As a result of this change, this Transition Report on Form 10-K includes financial information for the six month transition period from July 1, 2010 to December 31, 2010 (Transition Period). References in this Transition Report on Form 10-K to fiscal year 2010 or fiscal 2010 refer to the period of July 1, 2009 through June 30, 2010 and references to fiscal year 2009 or fiscal 2009 refer to the period of July 1, 2008 through June 30, 2009.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Selected financial information as of and for the six months ended December 31, 2009 and 2010 is as follows (in thousands, except per share amounts):

	December 31,	December 31,
Consolidated Balance Sheets	2009	2010
	(Unaudited)

Cash	$14,739	$31,248
Property and equipment, net	1,240	1,128
Total assets	16,624	32,827
Warrant liabilities	268	25,954
Current liabilities	2,340	29,864
Long-term debt	194	41
Shareholders’ equity	$14,090	$2,922

	Six Months Ended
	December 31,	December 31,
Consolidated Statements of Operations	2009	2010
	(Unaudited)

Total revenues	$89	$253
Research and development expenses	6,194	8,609
Selling, general and administrative expenses	2,262	3,265
Loss from operations	(8,401)	(11,623)
(Increase) decrease in fair value of warrants	264	(7,500)
Net loss	(8,112)	(19,088)
Net loss per share (Basic and Diluted)	$(0.38)	$(0.65)

	Six Months Ended
	December 31,	December 31,
Consolidated Statements of Cash Flows	2009	2010
	(Unaudited)

Net cash used for operating activities	$(7,206)	$(9,252)
Net cash provided by (used for) investing activities	(56)	4,695
Net cash provided by financing activities	$5,001	$21,686

Suppliers — Some of the key components used to manufacture the Company’s products come from single or limited sources of supply.

Cash and Cash Equivalents — Cash and cash equivalents include cash and highly liquid short-term investments with original maturities of three months or less.

Fair Value Measurements — Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

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

At December 31, 2010, the Company had $6,437,000 invested in three money market funds with maturities of three months or less that are included within the “Cash and cash equivalents” line on the consolidated balance sheet. Because there is an active market for shares in the money market funds, the Company considers its fair value measures of these investments to be based on Level 1 inputs.

See Note 5 for disclosures related to the fair value of the Company’s warrants. The Company does not have any other assets or liabilities on the balance sheet as of December 31, 2010 that are measured at fair value.

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

Research and Development Costs — Research and development costs are expensed as incurred. These costs include direct research and development costs such as salaries, clinical trial expenses, consulting fees and other expenses that are specific to the Company’s research and development programs, as well as an allocation of indirect costs such as facility expenses, human resources and information technology expenses.

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

Net Loss Per Share — Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive. The aggregate number of common equivalent shares (related to options and warrants) that have been excluded from the computations of diluted net loss per common share for the periods ended June 30, 2008, 2009 and 2010 was approximately 2,509,000, 2,228,200 and 12,200,500, respectively, and 19,599,700 for the six month transition period ended December 31, 2010.

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

Financial Instruments — The Company’s financial instruments include cash equivalents, short-term investments and receivables for which the current carrying amounts approximate market value based upon their short-term nature.

Warrants — Warrants that could require cash settlement or have anti-dilution price protection provisions are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in our statement of operations in each subsequent period. In general, warrants with anti-dilution provisions are measured using the Monte Carlo valuation model, while the others are measured using the Black-Scholes valuation model. Both of the methodologies are based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates, however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different.

On January 28, 2011, the Company received a comment letter from the staff of the Securities and Exchange Commission (SEC) relating to its Annual Report on Form 10-K for the fiscal year ended June 30, 2010. As a result, the Company reassessed its accounting treatment for all warrants issued by the Company since 2000 and determined that certain warrants did not appropriately consider the provisions of ASC 815-40 — Derivatives and Hedging — Contracts in Entity’s Own Equity. The Company filed an Amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2010 and amended quarterly filings on Form 10-Q/A for the quarters ended September 30, 2009, December 31, 2009, March 31, 2010 and September 30, 2010. All periods presented in each filing were restated to account for the warrants issued in April 2004, October 2004, October 2007 and January 2010 (Class A warrants and Class B warrants) as liabilities with changes in fair value in subsequent periods recorded as non-cash income or expense. The Company used a Black-Scholes valuation methodology for all of these warrants.

The Company received a follow up comment letter from the SEC staff on March 29, 2011. As a result, the Company reassessed the appropriateness of the Black-Scholes valuation methodology used for the Class A warrants issued in January 2010 and the appropriateness of liability accounting for the Class B warrants issued in January 2010 (which expired unexercised in July 2010). After further analysis, the Company concluded that a Monte Carlo

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valuation methodology is more appropriate for valuing the Class A warrants and the terms of the Class B warrants are such that the Class B warrants should have been classified as equity rather than as a liability.

The Company assessed the aforementioned items and concluded the impacts to the Company’s previously-filed financial statements were not material. However, as of December 31, 2010, the Company is now utilizing a Monte Carlo valuation methodology to estimate the fair value of its Class A warrants and will continue to do so going forward. Additionally, the Company has corrected the cumulative impact of the aforementioned items in the six-month transition period ended December 31, 2010. The impact of these items is not material to the quarter or six-month transition period ended December 31, 2010. These corrections decreased the Company’s net loss for the six-month transition period ended December 31, 2010 by approximately $77,000 and also decreased the Company’s shareholders’ equity by $349,000.

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

New Accounting Standard — In January 2010, the FASB amended the disclosure requirements for fair value measurements for recurring and nonrecurring non-financial assets and liabilities. The guidance provides that disclosures for assets and liabilities with significant unobservable inputs (level 3 inputs) should separately disclose the purchases, sales, issuances and settlements in a rollforward as opposed to aggregating as one. These disclosure requirements are effective for fiscal years beginning after December 15, 2010, which will begin with the Company’s first quarter of 2011. The Company does not anticipate that the additional disclosure requirements will have a material impact on its consolidated financial statements.

2.	Selected Balance Sheet Information

Property and Equipment (in thousands):

	June 30,		December 31,
	2009	2010	2010

Machinery and equipment	$2,493	$2,511	$2,729
Furniture and fixtures	469	469	469
Computer software	410	410	410
Computer equipment	262	278	414
Office equipment	75	75	75
Leasehold improvements	891	922	922

	4,600	4,665	5,019
Less accumulated depreciation	(3,115)	(3,652)	(3,891)

	$1,485	$1,013	$1,128

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Payable and Accrued Expenses (in thousands):

	June 30,		December 31,
	2009	2010	2010

Accounts payable	$248	$973	$2,083
Accrued clinical trial expense	184	195	281
Other accruals	421	581	536

	$853	$1,749	$2,900

Accrued Employee Benefits (in thousands):

	June 30,		December 31,
	2009	2010	2010

Vacation pay and other	$355	$281	$239
Bonus	—	300	522
Severance	—	105	35

	$355	$686	$796

3.	Stock-Based Compensation

Stock Option and Equity Incentive Plans

The Company has historically had various stock incentive plans and agreements that provide for the issuance of nonqualified and incentive stock options as well as other equity awards. Such awards may be granted by the Company’s Board of Directors to certain of the Company’s employees, directors and consultants. Options granted under these plans expire no later than ten years from the date of grant, and other than those granted to non-employee directors, generally become exercisable over a four-year period (other than 443,125 of options granted in October 2008 that vest over 3 years), under a graded-vesting methodology, following the date of grant. The Company generally issues new shares upon the exercise of stock options.

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

As of December 31, 2010, there were 310,673 awards available for future grant under the 2009 Plan.

Service-Based Stock Options

During the six month transition period ended December 31, 2010, the Company granted 1,700,000 service-based options to purchase common stock. These were granted with exercise prices equal to the fair value of the Company’s stock at the grant date, vest over four years (other than 189,000 non-employee director options which generally vest over three years) and have lives of ten years. The weighted average grant-date fair value of service-based options granted under the Company’s Option Plans during the years ended June 30, 2008, 2009 and 2010 was $5.36, $2.08 and $1.33, respectively, and $0.99 for the six month transition period ended December 31, 2010.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net compensation costs recorded for the service-based stock options related to employees and directors (including the impact of the forfeitures) were $1,597,000, $1,292,000 and $698,000 for the years ended June 30, 2008, 2009 and 2010, respectively, and $1,043,000 for the six month transition period ended December 31, 2010.

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

	Year Ended June 30,			December 31,
Service-Based Stock Options	2008	2009	2010	2010

Expected dividend rate	0%	0%	0%	0%
Expected stock price volatility	61.2% - 62.4%	61.2% - 72.7%	70.2% - 72.8%	70.6% -77.4%
Risk-free interest rate	3.1% - 4.7%	2.0% - 3.3%	2.4% - 3.1%	1.5% - 2.1%
Estimated forfeiture rate (per annum)	10%	10%	10%	10%
Expected life (years)	6.6 - 7.0	6.6	5.5 - 6.3	6.1 - 6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
Service-Based Stock Options	Options	Exercise Price	Contractual Term	Value

Outstanding at June 30, 2007	1,044,692	$11.68	7.8	$1,093,000

Granted	336,363	$8.40
Exercised	(2,315)	$3.04		$3,000

Forfeited or expired	(311,842)	$12.24

Outstanding at June 30, 2008	1,066,898	$10.48	7.8	$1,000

Granted	498,750	$3.12
Forfeited or expired	(200,266)	$10.88

Outstanding at June 30, 2009	1,365,382	$7.76	7.9	$114,000

Granted	2,508,525	$2.02
Forfeited or expired	(590,727)	$7.63

Outstanding at June 30, 2010	3,283,180	$3.40	8.6	$2,750

Granted	1,700,000	$1.54
Exercised	(7,500)	$1.80		$3,000

Forfeited or expired	(678,471)	$4.85

Outstanding at December 31, 2010	4,297,209	$2.43	8.9	$3,158,978

Exercisable at December 31, 2010	1,177,172	$6.47	5.1	$194,089

As of December 31, 2010 there was approximately $2,375,000 of total unrecognized compensation cost related to non-vested service-based stock options granted under the 2009 Plan and the Prior Plans. That cost is expected to be recognized over a weighted-average period of 3.3 years.

The total fair value of stock options vested during the years ended June 30, 2008, 2009 and 2010 was $2,389,000, $1,678,000 and $1,084,000, respectively, and $622,000 for the six month transition period ended December 31, 2010

Subsequent to December 31, 2010, the Company granted 3,394,050 service-based options to employees and non-employee directors under the 2009 Plan. These options were granted with an exercise price equal to the fair

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value of the Company’s stock at the grant date and fully vest four years from the grant date for employees and 3 years for non-employee directors.

Performance-Based Stock Options

As of December 31, 2010, there were 36,414 performance-based stock options outstanding. These were granted to key employees in three equal tranches during fiscal 2007 and have a 10 year life and exercise prices equal to the fair value of the Company’s stock at the grant date. Vesting of these performance options is dependent on (i) the passage of time subsequent to the grant date and (ii) meeting certain performance conditions, which relate to our progress in our clinical trial programs, which were established by the Board of Directors. The Board of Directors will determine if the performance conditions have been met. Stock-based compensation expense for these options will be recorded when the Company believes that the vesting of these options is probable based on the progress of its clinical trial programs and other relevant factors.

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

For the years ended June 30, 2008, 2009 and 2010, and the six month transition period ended December 31, 2010 management reviewed the progress toward the performance conditions necessary for these options to vest and concluded that it was not yet probable that the performance conditions of any of the tranches of options would be met and, accordingly, no compensation expense has been recorded.

The aggregate estimated fair value of awards that were outstanding as of December 31, 2010 was approximately $295,000.

Restricted Stock Awards

The Company has historically granted restricted stock awards that generally vest over a four year period and entitle the recipient to receive common stock. The net compensation costs charged as operating expenses for restricted stock for the years ended June 30, 2008, 2009 and 2010 were $6,000, $69,000 and $11,000, respectively. There were no restricted stock awards granted during the six month transition period ended December 31, 2010, nor were any restricted stock awards outstanding at December 31, 2010.

The total market value at the vesting date of restricted stock award shares that vested during the year ended June 30, 2008, 2009 and 2010 was $63,000, $9,000 and $37,000, respectively. No awards vested during the six month transition period ended December 31, 2010.

As of December 31, 2010 there was no unrecognized compensation cost related to restricted stock awards.

4.	Shareholders’ Equity

In October 2008, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion Capital) pursuant to which the Company was entitled to sell up to $15,000,000 of its common stock to Fusion Capital. In April 2009, the Company concluded the sales of the registered shares under this common stock purchase agreement. Under this purchase agreement the Company issued 2,836,583 shares of common stock for net proceeds of approximately $8,600,000. In connection with entering into this common stock purchase agreement, the Company issued to Fusion Capital 242,040 shares of its common stock as a commitment fee. The Company also issued to Fusion Capital an additional 139,229 shares as a pro rata commitment fee.

In June 2009, the Company entered into a $30,000,000 common stock purchase agreement with Fusion Capital. Pursuant to the purchase agreement with Fusion Capital, the Company had the right to sell to Fusion Capital

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

up to $30,000,000 of its common stock over a 25-month period, which began on July 1, 2009. Such were to be made from time to time in amounts between $100,000 and $4,000,000, depending on certain conditions as set forth in the agreement. In consideration for entering into the purchase agreement, the Company issued 181,530 shares of its common stock to Fusion Capital as an initial commitment fee. During fiscal 2010, 1,718,538 shares of the Company’s common stock (including 51,432 shares related to its commitment fee) were issued to Fusion Capital for net proceeds of approximately $5,100,000. No additional shares were issued to Fusion Capital subsequent to October 2009, and the Company terminated the agreement with Fusion Capital in November 2010.

On January 21, 2010, the Company completed the sale of 6,509,637 units (including 740,387 units sold to the underwriter pursuant to the exercise of its over-allotment option) at a public offering price of $2.08 per unit. Each unit consisted of (i) one share of the Company’s common stock, (ii) a Class A warrant to purchase 0.75 of a share of the Company’s common stock at an exercise price of $2.52 per share (as adjusted from $2.97 per share for the anti-dilution provision triggered in the December 2010 financing) and (iii) a Class B warrant to purchase 0.50 of a share of the Company’s common stock at an exercise price of $2.08 per share. The Company received approximately $12,400,000 in net proceeds from the sale of the units (including the partially exercised option of the over-allotment), after underwriting discounts and commissions and other offering expenses.

On December 15, 2010, the Company completed the sale of 10,000,000 units at a public offering price of $2.25 per unit. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $3.22 per share. The Company received approximately $20,600,000 in net proceeds from the sale of the units, after underwriting discounts and commissions and other offering expenses. The warrants to purchase 10,000,000 shares of the Company’s common stock are exercisable for a five year period commencing on December 15, 2010.

Dividends

No cash dividends have been declared or paid by the Company since its Inception.

5.	Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings. The following warrants were outstanding during the years ended June 30, 2008, 2009 and 2010, and the six month transition period ended December 31, 2010, and include provisions that could require cash settlement of the warrants or have anti-dilution price protection provisions requiring each to be recorded as liabilities of the Company at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as non-cash income or expense in the Company’s statement of operations in each subsequent period:

(i)	warrants to purchase an aggregate of 300,000 shares of the Company’s common stock, issued on April 5, 2004 in connection with the Company’s registered direct offering, exercisable for a five year period commencing on April 5, 2004 at an exercise price of $13.20 per share, all of which expired unexercised;

(ii)	warrants to purchase an aggregate of 320,248 shares of the Company’s common stock, issued on October 27, 2004 in connection with the Company’s registered direct offering, exercisable from April 28, 2005 through October 27, 2008 at an exercise price of $13.92 per share, all of which expired unexercised;

(iii)	warrants to purchase an aggregate of 740,131 shares of the Company’s common stock, issued on October 17, 2007 in connection with the Company’s registered direct offering, exercisable from April 18, 2008 through April 17, 2013 at an exercise price of $12.72 per share, all of which remained outstanding as of December 31, 2010;

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(iv)	Class A warrants to purchase an aggregate of 4,882,228 shares of the Company’s common stock, issued on January 21, 2010 in connection with the Company’s registered public offering, exercisable for a five year period commencing on July 21, 2010 at an exercise price of $2.52 per share (as adjusted from $2.97 per share for the anti-dilution provision triggered in the December 2010 financing), 4,525,978 of which remained outstanding as of December 31, 2010; and

(v)	warrants to purchase an aggregate of 10,000,000 shares of the Company’s common stock, issued on December 15, 2010 in connection with the Company’s registered public offering, exercisable for a five year period commencing on December 15, 2010 at an exercise price of $3.22 per share, all of which remained outstanding as of December 31, 2010.

All of the warrants listed above could require net cash settlement in the event that registered shares are not available at the time of exercise of such warrant. The Class A warrants and the December 2010 warrants also contain anti-dilution provisions that adjust the exercise price of the warrant if the Company issues or sells, or is deemed to have issued or sold, any shares of its common stock or securities exercisable or convertible into shares of common stock for no consideration or for a consideration per share less than the applicable exercise price in effect immediately prior to the time of such issue or sale. In the event of such a subsequent issuance of common stock of the Company, (i) the exercise price of the Class A warrants would be adjusted to a point between the current exercise price per share of such Class A warrant and the price per share at which the new shares of common stock of the Company are being issued based on a weighted average calculation as outlined in the Class A warrant agreement, and (ii) the exercise price of the December 2010 warrants would be adjusted to the price per share at which the new shares of common stock of the Company are being issued. Notwithstanding the foregoing, there are certain issuances of the Company that would not trigger the anti-dilution provisions of the Class A warrants or the December 2010 warrants, including but not limited to, issuances under any duly authorized Company stock option, restricted stock plan or stock purchase plan whether now existing or hereafter approved by the Company and its stockholders in the future, or as an inducement grant to employees, consultants, directors or officers. The December 2010 warrants also contain a feature that allows the warrant holder to put the warrants back to the Company and receive cash in the event of a fundamental transaction, such as a change in control of the Company or a sale of all or substantially all of its assets. The value received by the warrant holder upon exercise of the put right is based on a Black-Scholes model using a defined set of inputs outlined in the December 2010 warrant agreement.

The Class A warrants and the December 2010 warrants are measured using the Monte Carlo valuation model, while the other warrants listed above are measured using the Black-Scholes valuation model. Both of the methodologies are based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. The assumptions used in calculating the estimated fair value of the warrants represent the Company’s best estimates, however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liabilities and the change in estimated fair value of the warrants could be materially different.

Inherent in both the Monte Carlo and Black-Scholes valuation models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Monte Carlo model is used for the Class A warrants and the December 2010 warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions as well as the value of the put feature of the December 2010 warrants. These both require Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings and fundamental transactions. The other

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assumptions used by the Company are summarized in the following tables for warrants that were outstanding as of any of the balance sheet dates presented on our consolidated balance sheets:

October 2007 Warrants	June 30, 2009	June 30, 2010	December 31, 2010

Closing stock price	$3.36	$1.49	$2.56
Expected dividend rate	0%	0%	0%
Expected stock price volatility	70.8%	80.4%	100.3%
Risk-free interest rate	1.6%	1.0%	0.6%
Expected life (years)	3.75	2.75	2.25

January 2010 Class A Warrants	January 21, 2010	June 30, 2010	December 31, 2010

Closing stock price	$1.84	$1.49	$2.56
Expected dividend rate	0%	0%	0%
Expected stock price volatility	73.8%	66.3%	79.6%
Risk-free interest rate	2.6%	1.8%	1.8%
Expected life (years)	5.50	5.06	4.56

December 2010 Warrants		December 15, 2010	December 31, 2010

Closing stock price		$2.23	$2.56
Expected dividend rate		0%	0%
Expected stock price volatility		77.0%	78.0%
Risk-free interest rate		2.1%	2.0%
Expected life (years)		5.00	4.96

The following table summarizes the change in the estimated fair value of the Company’s warrant liabilities (in thousands):

Warrant Liabilities

Balance at June 30, 2009	$532
Warrants issued	5,649
Decrease in fair value	(3,171)

Balance at June 30, 2010	3,010
Warrants issued	15,868
Warrants exercised	(424)
Increase in fair value	7,500

Balance at December 31, 2010	$25,954

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Income Taxes

A reconciliation of income taxes computed using the federal statutory rate to the taxes reported in our consolidated statements of operations is as follows (in thousands):

				Six Months
				Ended
	Year Ended June 30,			December 31,
	2008	2009	2010	2010

Loss before income taxes	$15,501	$16,061	$14,558	$19,088
Federal statutory rate	34%	34%	34%	34%
Taxes computed at federal statutory rate	(5,270)	(5,461)	(4,950)	(6,490)
Loss attributable to foreign operations	630	437	116	—
Warrants	(1,575)	41	(1,078)	2,550
Other	(75)	79	136	397
Valuation allowance	6,290	4,904	5,776	3,543

Reported income taxes	$—	$—	$—	$—

Deferred tax assets consist of the following (in thousands):

	June 30,		December 31,
	2009	2010	2010

Net operating loss carryforwards	$38,265	$43,130	$46,533
Research and development credit carryforwards	1,600	1,600	1,600
Property and equipment	33	114	(21)
Employee benefits and stock compensation	131	934	1,178
Other, net	257	284	315

Total deferred tax assets	40,286	46,062	49,605
Valuation allowance	(40,286)	(46,062)	(49,605)

Net deferred tax assets	$—	$—	$—

As of December 31, 2010, the Company’s U.S. federal tax net operating loss and tax credit carryforwards are $133,291,000 and $1,600,000, respectively. These net operating loss carryforwards will expire between 2011 and 2030. The tax credit carryforwards will expire between 2022 and 2030. The Company’s Michigan business tax net operating losses are $50,300,000 which will expire between 2017 and 2020 if not utilized.

The Company’s net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Based on common stock issuances over the Company’s history and the likelihood of additional issuances, it is possible that the use of the Company’s existing net operating losses will be limited. If a limitation occurs, it is likely that a significant portion of our net operating losses will expire unutilized regardless of the amount of future profitability.

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to the historical losses incurred by the Company, a full valuation allowance for deferred tax assets, including the deferred tax assets for the aforementioned net operating losses and credits, has been provided since they are not more likely than not to be realized. If the Company achieves profitability, these deferred tax assets may be available to offset future income taxes. The increase in the valuation allowance was $5,776,000 and $3,543,000 for the year ended June 30, 2010 and the six month transition period ended December 31, 2010, respectively.

The Company assesses uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (ASC) 740-10-5, “Accounting for Uncertain Tax Positions.” This pronouncement prescribes a recognition threshold and measurement methodology for recording within the financial statements uncertain tax positions taken, or expected to be taken, in the Company’s income tax returns. As of December 31, 2010 the Company had no unrecognized tax benefits.

The Company files U.S. federal and Michigan income tax returns. Due to the Company’s net operating loss carryforwards, Federal income tax returns from incorporation are still subject to examination. Michigan tax returns for the year ended June 30, 2008 and forward are subject to examination.

7.	Licenses, Royalties and Collaborative Agreements and Commitments

University of Michigan — In August 1989, the Company entered into a research agreement with the University of Michigan (the University). In March 1992, and as provided for under the research agreement, the Company also entered into a license agreement for the technology developed under the research agreement. The license agreement, as amended, provides for a royalty to be paid to the University equal to 2% of net sales of products containing the licensed technology sold by the Company. Such royalties have been nominal since Inception. This license agreement will expire in 2014.

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

RealBio Technologies — In May 2009, the Company entered into an agreement with RealBio Technologies, Inc. (RealBio) that granted RealBio an exclusive license to utilize our technology outside of the Company’s core area of focus — human regenerative medicine. In return for this license, the Company received a minority equity interest in RealBio, which was not material as of December 31, 2010.

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

8.	Commitments, Contingencies and Debt

During 2007 the Company entered into a new operating lease with Domino’s Farms Office Park, LLC, for approximately 30,000 square feet. This lease has a noncancelable term of six years, which began on May 14, 2007, and has two five-year market value renewals that the Company, at its option, can exercise six months prior to May 14, 2013 and May 14, 2018. The Company’s leased facility includes a Class 100,000 modular manufacturing clean room, laboratories and office space. The Company obtained seller-financing from the landlord in the amount of $834,000 for the purchase of leasehold improvements of which $191,000 remained outstanding as of

AASTROM BIOSCIENCES, INC.
(a clinical development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010. This debt obligation to the landlord is payable over a four-year period at a 7.0% rate of interest. The lease also provides the Company the right of first refusal on certain additional space.

In June 2007, the Company entered into a loan with Key Equipment Finance Inc. in the amount of $751,000, payable over 36 months at a 7.24% fixed interest rate. The proceeds of the loan were used to purchase property and equipment. The Company made the final payment on this loan in June 2010.

As of December 31, 2010, future minimum payments related to our operating and capital leases and long-term debt are as follows (in thousands):

	Payments Due by Period
						More then
Contractual Obligations	Total	2011	2012	2013	2014	5 Years

Operating leases	$2,655	$1,117	$1,151	$387	$—	$—
Capital leases	64	23	23	18	—	—
Long-term debt	191	191	—	—	—	—

Total	$2,910	$1,331	$1,174	$405	$—	$—

Rent expense for the years ended June 30, 2008, 2009 and 2010, was $1,107,000, $1,153,000 and $1,175,000, respectively, $548,000 for the six month transition period ended December 31, 2010 and $10,993,000 for the period from Inception to December 31, 2010.

In December 2009, the Company entered into amended agreements with certain employees that would result in an aggregate cash payment to these employees of up to $725,000 upon a change-in-control event. Subsequent to December 31, 2010, these agreements were amended and no longer include this provision.

9.	Employee Savings Plan

The Company has a 401(k) savings plan that allows participating employees to contribute a portion of their salary, subject to annual limits and minimum qualifications. The Board may, at its sole discretion, approve Company matching contributions to the plan. The Company made contributions of $217,000, $195,000 and $200,000 for the years ended June 30, 2008, 2009 and 2010, respectively, $88,000 for the six month transition period ended December 31, 2010 and $1,545,000 for the period from Inception to December 31, 2010.

10.	Subsequent Events

On March 21, 2011, the Company’s shareholders approved amendments to the company’s Restated Articles of Incorporation to increase the number of authorized shares of Aastrom common stock from 62,500,000 to 150,000,000 and to increase the number of shares available under the Aastrom 2009 Omnibus Equity Incentive Plan from 3,250,000 shares to 7,150,000 shares.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are none to report.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (Exchange Act). Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, our management, including our Chief Executive Office and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective to provide reasonable assurance as of December 31, 2010 because of a material weakness in our internal control over financial reporting described below. Notwithstanding the material weakness described below, management has concluded that our consolidated financial statements for the periods included in this Transition Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment using the COSO criteria, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010, because of a material weakness relating to accounting for warrants. Specifically, we did not maintain effective controls over the identification and proper accounting treatment of certain terms and conditions in our warrant agreements. This material weakness resulted in a misstatement of our liabilities, non-cash expense relating to the changes in fair value of common stock warrants and accumulated deficit accounts and related financial disclosures and the restatement of our consolidated financial statements for the years ended June 30, 2010, 2009 and 2008, the period from Inception to June 30, 2010, and each of the quarterly periods (including the period from Inception) from September 30, 2008 through September 30,

2010 as discussed in Note 2 to the consolidated financial statements included in our amended Annual Report on Form 10-K/A for the year ended June 30, 2010 and adjustments to the quarter and six month transition period ended December 31, 2010, as discussed in Note 1 in the consolidated financial statements in this Transition Report on Form 10-K. Additionally, this deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Remediation Plan

Management has been actively engaged in developing and implementing a remediation plan to address the material weakness. Implementation of the remediation plan has occurred and consisted of the combination of (i) hiring of new accounting/finance personnel and (ii) those personnel revisiting the original accounting assessment for each of their historical warrants and assessing the original accounting and the on-going accounting impact.

Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation steps described above. Management will continue to review and make necessary changes to the overall design of the Company’s internal control.

Changes in Internal Control over Financial Reporting

During our quarter ended December 31, 2010, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Transition Report on Form 10-K, and is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2011 Annual Meeting of Shareholders scheduled for June 7, 2011.

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

The information relating to executive compensation is incorporated by reference to the Proxy Statement under the caption “Executive Compensation and Related Information.”

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

The information relating to certain relationships and related person transactions is incorporated by reference to the Proxy Statement under the caption “Certain Relationships and Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services

The information relating to principal accountant fees and services is incorporated by reference to the Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Transition Report on Form 10-K:

1. Financial Statements (see Item 8).

2. All information is included in the Financial Statements or Notes thereto.

3. Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aastrom Biosciences, Inc.

/s/  Timothy M. Mayleben
Timothy M. Mayleben
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report on Form 10-K has been signed on behalf of the registrant on April 14, 2011 by the following persons in the capacities indicated.

Signature	Title

/s/ Timothy M. Mayleben Timothy M. Mayleben	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Scott C. Durbin Scott C. Durbin	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Nelson M. Sims Nelson M. Sims	Lead Independent Director

/s/ Ronald M. Cresswell, Ph.D. Ronald M. Cresswell, Ph.D.	Director

/s/ Alan L. Rubino Alan L. Rubino	Director

/s/ Harold C. Urschel, Jr., M.D. Harold C. Urschel, Jr., M.D.	Director

/s/ Robert L. Zerbe, M.D. Robert L. Zerbe, M.D.	Director

EXHIBIT INDEX

Exhibit No.		Description

3.1		Restated Articles of Incorporation of Aastrom, filed as Exhibit 4.1 to Aastrom’s Current Report on Form 8-K filed on December 17, 2009, incorporated herein by reference.
3.2		Certificate of Amendment to Restated Articles of Incorporation of Aastrom dated February 9, 2010, filed as Exhibit 3.2 to Aastrom’s Post Effective Amendment No. 1 to Form S-1 filed on March 31, 2010, incorporated herein by reference.
3.3		Certificate of Amendment to Restated Articles of Incorporation of Aastrom dated March 22, 2011, attached as Exhibit 3.1 to Aastrom’s Current Report on Form 8-K filed on March 25, 2011, incorporated herein by reference.
3.4		Bylaws, as amended, attached as Exhibit 3.1 to Aastrom’s Current Report on Form 8-K filed on November 12, 2010, incorporated herein by reference.
10	.1 #	Form of Indemnification Agreement, attached as Exhibit 10.1 to Aastrom’s Registration Statement on Form S-1 (No. 333-15415), filed on November 1, 1996, incorporated herein by reference.
10	.2 #	Amended and Restated 1992 Incentive and Non-Qualified Stock Option Plan and forms of agreements thereunder, attached as Exhibit 10.5 to Aastrom’s Registration Statement on Form S-1 (No. 333-15415), filed on November 1, 1996, incorporated herein by reference.
10	.3 #	Form of Employment Agreement, attached as Exhibit 10.8 to Aastrom’s Registration Statement on Form S-1 (No. 333-15415), filed on November 1, 1996, incorporated herein by reference.
10.4		License Agreement, dated March 13, 1992, between Aastrom and the University of Michigan and amendments thereto dated March 13, 1992, October 8, 1993 and June 21, 1995, attached as Exhibit 10.17 to Aastrom’s Registration Statement on Form S-1 (No. 333-15415), filed on November 1, 1996, incorporated herein by reference.
10	.5 #	Aastrom Biosciences 2001 Stock Option Plan, attached as Exhibit 10.72 to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference.
10.6		Supply Agreement between Aastrom and Moll Industries, Inc., dated December 16, 2003, attached as Exhibit 10.77 to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference.
10	.7 #	2004 Equity Incentive Plan, attached as Exhibit 10.82 to Amendment No. 1 to Aastrom’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, incorporated herein by reference.
10	.8 #	Form of Option and Restricted Stock Award Agreements for Grants under 2004 Equity Incentive Plan, attached as Exhibit 10.84 to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2005, incorporated herein by reference.
10	.9 #	Employee Compensation Guidelines, attached as Exhibit 10.85 to Aastrom’s Annual Report on Form 10-K for the year ended June 20, 2005, incorporated herein by reference.
10.10		Amendment dated December 5, 2002 to License Agreement with the University of Michigan, attached as Exhibit 10.87 to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2005, incorporated herein by reference.
10	.11 #	Summary of Changes to Employee Compensation Guidelines, attached as Exhibit 10.94 to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, incorporated herein by reference.
10	.12 #	2004 Equity Incentive Plan, as amended, attached as Exhibit 99.1 to Aastrom’s Current Report on Form 8-K filed on November 8, 2006, incorporated herein by reference.
10	.13 #	Forms of Grant Notice and Stock Option Agreement for Grants under 2004 Equity Incentive Plan, as amended, attached as Exhibit 99.2 to Aastrom’s Current Report on Form 8-K filed on November 8, 2006, incorporated herein by reference.
10.14		Placement Agency Agreement, dated October 15, 2007, by and between the Company and BMO Capital Markets Corp., attached as Exhibit 10.1 to Aastrom’s Current Report on Form 8-K filed on October 16, 2007, incorporated herein by reference.

Exhibit No.		Description

10.15		Escrow Agreement, dated as of October 15, 2007, among the Company, BMO Capital Markets Corp. and The Bank of New York, attached as Exhibit 10.2 to Aastrom’s Current Report on Form 8-K filed on October 16, 2007, incorporated herein by reference.
10.16		Form of Purchase Agreement, attached as Exhibit 10.3 to Aastrom’s Current Report on Form 8-K filed on October 16, 2007, incorporated herein by reference.
10.17		Form of Warrant, attached as Exhibit 10.4 to Aastrom’s Current Report on Form 8-K filed on October 16, 2007, incorporated herein by reference.
10.18		Standard Lease between Aastrom and Domino’s Farms Office Park, L.L.C. dated January 31, 2007., attached as Exhibit 10.96 to Amendment No. 1 to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2007, incorporated herein by reference.
10	.19 #	Nonemployee Director Compensation Guidelines, attached as Exhibit 10.98 to Aastrom’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference.
10.20		Common Stock Purchase Agreement, dated June 12, 2009, between Aastrom Biosciences, Inc. and Fusion Capital Fund II, LLC, attached as Exhibit 10.1 to Aastrom’s Current Report on Form 8-K filed on June 12, 2009, incorporated herein by reference.
10.21		Registration Rights Agreement, dated June 12, 2009, between Aastrom Biosciences, Inc. and Fusion Capital Fund II, LLC, attached as Exhibit 10.2 to Aastrom’s Current Report on Form 8-K filed on June 12, 2009, incorporated herein by reference.
10	.22 #	2009 Omnibus Incentive Plan, attached as Appendix II to Aastrom’s Proxy Statement filed on October 9, 2009, incorporated herein by reference.
10.23		Class A Warrant Agreement, dated as of January 21, 2010, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2010).
10.24		Class B Warrant Agreement, dated as of January 21, 2010, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2010).
10.25		Underwriting Agreement, dated as of January 15, 2010, and between the Registrant and Oppenheimer & Co. Inc. (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2010).
10	.26 #	Employment Agreement with Timothy M. Mayleben dated October 23, 2009 attached as Exhibit 99.3 to Aastrom’s Current Report on Form 8-K filed on October 27, 2009, incorporated herein by reference.
10	.27 #	Employment Agreement with Scott C. Durbin dated June 7, 2010 attached as Exhibit 10.1 to Aastrom’s Current Report on Form 8-K filed on June 8, 2010, incorporated herein by reference.
10	.28 #	Form of indemnification agreement entered into between the Company and each of its directors, including Timothy M. Mayleben, a director and the Company’s President and Chief Executive Officer, attached as Exhibit 10.1 to Aastrom’s Current Report on Form 8-K filed on August 31, 2010, incorporated herein by reference.
10.29		Amended Code of Business Conduct and Ethics, attached as Exhibit 14.1 to Aastrom’s Current Report on Form 8-K filed on August 31, 2010, incorporated herein by reference.
10	.30*	Contract Manufacturing and Supply Agreement, dated as of November 8, 2010, by and between ATEK Medical, LLC and the Company.
10.31		Warrant agreement, dated as of December 15, 2010, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2010).
10.32		Underwriting Agreement, dated as of December 10, 2010, and between the Registrant and Stifel, Nicolaus & Company, Incorporated, Needham & Company, LLC and Roth Capital Partners (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2010).
21		Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement covering executive officers or directors of Aastrom.

*	Confidential treatment status has been requested as to certain portions thereof, which portions are omitted and filed with the Securities and Exchange Commission.

GLOSSARY

Term	Definition

Adverse Event	Any adverse change in health or “side-effect” that occurs in a person participating in a clinical trial, from the time they consent to joining the trial until a pre-specified period of time after their treatment has been completed.
Autologous (Patient Specific)	Originating from the patient receiving treatment. (Aastrom uses only autologous cells)
BLA — Biologics License Application	An application containing product safety, efficacy and manufacturing information required by the FDA to market biologics products in the U.S.
CBER — Center for Biologics Evaluation and Research	Branch of the FDA that regulates biological products for disease prevention and treatment that are inherently more complex than chemically synthesized pharmaceuticals.
CLI — Critical Limb Ischemia	A vascular disease characterized by insufficient blood flow in the lower extremities that causes severe pain, tissue loss or both.
Controlled Clinical Trial	A clinical study that compares patients receiving a specific treatment to patients receiving an alternate treatment for the condition of interest. The alternate treatment may be another active treatment, standard of care for the condition and/or a placebo (inactive) treatment.
DCM — Dilated Cardiomyopathy	A chronic cardiac disease where expansion of the patient’s heart reduces the pumping function to a point that the normal circulation of blood cannot be maintained.
Double-Blind Clinical Trial	Clinical trials in which neither the patient nor the physician know if the patient received the experimental treatment or a control/placebo.
Ex vivo	Outside the body
FDA — Food & Drug Administration	The U.S. FDA ensures that medicines, medical devices, and radiation-emitting consumer products are safe and effective. Authorized by Congress to enforce the Federal Food, Drug, and Cosmetic Act and several other public health laws, the agency monitors the manufacture, import, transport, storage, and sale of $1 trillion worth of goods annually.
GMP — Good Manufacturing Practice	GMP regulations require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are safe, pure, and effective. GMP regulations require a quality approach to manufacturing, enabling companies to minimize or eliminate instances of contamination, mix-ups, and errors.

Term	Definition

Hematopoietic Stem Cells	Stem cells that give rise to all the blood cell types including myeloid (monocytes and macrophages, neutrophils, basophils, eosinophils, erythrocytes, megakaryocytes/platelets, dendritic cells), and lymphoid lineages (T-cells, B-cells, NK-cells).
IMPACT-DCM	Aastrom’s U.S. Phase 2 dilated cardiomyopathy clinical trial.
IND — Investigational New Drug	An application submitted to the FDA for a new drug or biologic that, if allowed, will be used in a clinical trial.
Ischemia	A shortage or inadequate flow of blood to a body part (commonly an organ or tissue) caused by a constriction or obstruction of the blood vessels supplying it.
LVEF — Left Ventricular Ejection Fraction	The fraction of blood pumped out of the left ventricle with each heart beat.
Open-label Clinical Trial	A trial in which both the treating physician and the patient know whether they are receiving the experimental treatment or control/placebo treatment.
Orphan Drug Designation	“Orphan drug” refers to a drug or biologic that is intended for use in the treatment of a rare disease or condition. Orphan drug designation from the U.S. Food and Drug Association (FDA) qualifies the sponsor to receive certain benefits from the Government in exchange for developing the drug for a rare disease or condition. The drug must then go through the FDA marketing approval process like any other drug or biologic which evaluates for safety and efficacy. Usually a sponsor receives a quicker review time and lower application fees for an orphan product.
Phase 1 Clinical Trial	A Phase 1 trial represents an initial study in a small group of patients to test for safety and other relevant factors.
Phase 2 Clinical Trial	A Phase 2 trial represents a study in a moderate number of patients to assess the safety and efficacy of a product.
Phase 2b Clinical Trial	A Phase 2b trial is a moderately-sized Phase 2 trial that is more specifically designed assess the efficacy of a product than a Phase 2a trial.
Phase 3 Clinical Trial	Phase 3 studies are initiated to establish safety and efficacy in an expanded patient population at multiple clinical trial sites and are generally larger than trials in earlier phases of development.
Progenitor Cells	A “parent” cell that gives rise to a distinct cell lineage by a series of cell divisions.
Prospective Clinical Trial	A clinical trial in which participants are identified and then followed throughout the study going forward in time.
Randomized Clinical Trial	A clinical trial in which the participants are assigned randomly to different treatment groups.

Term	Definition

Somatic Cell	Any of the cells responsible for forming the body of an organism such as internal organs, bones, skin, connective tissues and blood.
SPP — Single-Pass Perfusion	Technology utilized by Aastrom’s proprietary, automated processing system that controls gas and cell culture media exchange to enable the replication of early-stage stem and progenitor cells while preventing their differentiation into mature cells.
Stem Cell	Unspecialized (undifferentiated) cells that retain the ability to divide throughout a lifetime and give rise to more specialized (differentiated) cells which take the place of cells that die or are lost. In culture, these undifferentiated cells possess the ability to divide for indefinite periods in culture and may give rise to highly specialized cells.