Form 10-Q
period 2011-06-30
AASTROM BIOSCIENCES INC
filed 2011-08-15
CIK 887359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011, OR

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

Large accelerated filer - ☐	Accelerated filer - ☐

Non-accelerated filer - ☐	Smaller reporting company - ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes - ☐  No - ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	38,625,225
(Class)	Outstanding at July 31, 2011

AASTROM BIOSCIENCES, INC.

QUARTERLY REPORT ON FORM 10-Q

Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011

Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2010 and 2011, and for the period from March 24, 1989 (Inception) to June 30, 2011

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2011 and for the period from March 24, 1989 (Inception) to June 30, 2011

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

Signature

Exhibit Index

Glossary

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

AASTROM BIOSCIENCES, INC.

(a clinical development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands)

	December 31,	June 30,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$31,248	$18,521
Receivables	25	—
Other current assets	426	524
Total current assets	31,699	19,045
Property and equipment, net	1,128	1,259
Total assets	$32,827	$20,304

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,900	$2,464
Accrued employee benefits	796	688
Current portion of long-term debt	214	103
Warrant liabilities	25,954	27,164
Total current liabilities	29,864	30,419
Long-term debt	41	43
Shareholders’ equity (deficit):
Common stock, no par value; shares authorized — 62,500 and 150,000, respectively; shares issued and outstanding — 38,616 and 38,625, respectively	225,102	226,967
Deficit accumulated during the development stage	(222,180)	(237,125)
Total shareholders’ equity (deficit)	2,922	(10,158)
Total liabilities and shareholders’ equity (deficit)	$32,827	$20,304

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.

(a clinical development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,		March 24, 1989 (Inception) to June 30,
	2010	2011	2010	2011	2011

Revenues:
Product sales and rentals	$—	$—	$—	$9	$1,868
Research and development agreements	—	—	—	—	2,105
Grants	—	—	—	—	9,901
Total revenues	—	—	—	9	13,874
Costs and expenses:
Cost of product sales and rentals	—	—	—	2	3,039
Research and development	3,619	5,304	6,464	9,676	179,051
Selling, general and administrative	1,521	2,203	2,939	4,098	81,222
Total costs and expenses	5,140	7,507	9,403	13,776	263,312
Loss from operations	(5,140)	(7,507)	(9,403)	(13,767)	(249,438)
Other income (expense):
(Increase) decrease in fair value of warrants	1,348	(2,465)	2,907	(1,210)	1,750
Other income	—	—	—	—	1,249
Interest income	32	17	66	36	10,755
Interest expense	(7)	(2)	(16)	(4)	(473)
Total other income (expense)	1,373	(2,450)	2,957	(1,178)	13,281
Net loss	$(3,767)	$(9,957)	$(6,446)	$(14,945)	$(236,157)
Net loss per share (Basic and Diluted)	$(0.13)	$(0.26)	$(0.23)	$(0.39)
Weighted average number of common shares outstanding (Basic and Diluted)	28,256	38,622	27,500	38,619

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.

(a clinical development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,		March 24, 1989 (Inception) to June 30,
	2010	2011	2011

Operating activities:
Net loss	$(6,446)	$(14,945)	$(236,157)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	291	296	7,147
Loss on property held for resale	—	—	110
Amortization of discounts and premiums on investments	—	—	(1,704)
Stock compensation expense	360	1,848	11,990
Increase (decrease) in fair value of warrants	(2,907)	1,210	(1,750)
Inventory write downs and reserves	—	—	2,240
Stock issued pursuant to license agreement	—	—	3,300
Provision for losses on accounts receivable	—	—	204
Changes in operating assets and liabilities:
Receivables	7	25	(249)
Inventories	—	(1)	(2,336)
Other current assets	99	(97)	(503)
Accounts payable and accrued expenses	383	(436)	2,232
Accrued employee benefits	334	(108)	688
Net cash used for operating activities	(7,879)	(12,208)	(214,788)

Investing activities:
Organizational costs	—	—	(73)
Purchase of short-term investments	(5,000)	—	(217,041)
Maturities of short-term investments	—	—	218,745
Property and equipment purchases	(64)	(412)	(6,598)
Proceeds from sale of property held for resale	—	—	400
Net cash used for investing activities	(5,064)	(412)	(4,567)

Financing activities:
Net proceeds from issuance of preferred stock	—	—	51,647
Net proceeds from issuance of common stock and warrants	12,426	17	184,693
Payments received for stock purchase rights and other, net	—	—	3,500
Restricted cash used as compensating balance	140	—	—
Proceeds from long-term debt	—	—	751
Principal payments under long-term debt obligations	(243)	(124)	(2,697)
Other, net	—	—	(18)
Net cash provided by (used for) financing activities	12,323	(107)	237,876

Net increase (decrease) in cash and cash equivalents	(620)	(12,727)	18,521

Cash and cash equivalents at beginning of period	14,739	31,248	—

Cash and cash equivalents at end of period	$14,119	$18,521	$18,521

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

The Company is subject to certain risks related to the operation of its business and development of its therapies. The Company believes that it will have adequate liquidity to finance its operations, including development of its products and product candidates, via its cash and cash equivalents on hand as of June 30, 2011 until at least December 31, 2011. In addition to the current cash on hand, the Company entered into an At the Market Sales Agreement (ATM) on June 16, 2011, which allows the Company to raise approximately $20,000,000 through sales of its common stock from time to time — see Note 6 for further details.  While the Company’s budgeted cash usage and operating plan for 2011 does not currently contemplate taking additional actions to reduce the use of cash over the next six months, the Company could, if necessary, delay or forego certain budgeted discretionary expenditures such as anticipated hiring plans or certain non-critical research and development expenditures, as well as slow down or delay certain clinical trial activity (without jeopardizing our Phase 3 clinical trial of ixmyelocel-T for CLI) such that the Company will have sufficient cash on hand until at least December 31, 2011. The Company could also sell shares through the ATM in order to raise additional capital.  Depending on the level of usage of the ATM, the Company will need to raise additional capital by early to mid-2012 in order to fund the phase 3 clinical trial of ixmyelocel-T for CLI.  On a longer term basis, additional capital will be needed to complete its product development programs, complete clinical trials needed to market its products and commercialize these products. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success include: the rate and degree of progress for its product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the United States and other countries, the liquidity and market volatility of the Company’s equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would likely have a material adverse impact on the Company’s business, financial condition and results of operations.

2.   Basis of Presentation

The condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year or for any other period.  The December 31, 2010 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

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

AASTROM BIOSCIENCES, INC.

(a clinical development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The condensed consolidated financial statements include the accounts of Aastrom and its wholly-owned subsidiaries, Aastrom Biosciences GmbH, located in Berlin, Germany, Aastrom Biosciences Ltd., located in Dublin, Ireland, and Aastrom Biosciences, SL, located in Barcelona, Spain.  All inter-company transactions and accounts have been eliminated in consolidation. The subsidiaries are not a significant component of the consolidated financial statements as each has ceased operations and had limited operations historically.

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

At June 30, 2011, the Company had $18,344,000 invested in four money market funds with maturities of three months or less that are included within the “Cash and cash equivalents” line on the Condensed Consolidated Balance Sheet.  Because there is an active market for shares in the money market funds, the Company considers its fair value measures of these investments to be based on Level 1 inputs.  The valuation technique used to measure these assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets.

See Note 5 for disclosures related to the fair value of the Company’s warrants.  The Company does not have any other assets or liabilities on the balance sheet as of June 30, 2011 that are measured at fair value.

4.   Stock-Based Compensation

The Company issues nonqualified and incentive stock options as well as other equity awards pursuant to its 2009 Omnibus Incentive Plan, as amended (Option Plan).  Such awards pursuant to the Option Plan may be granted by the Company’s Board of Directors to certain of the Company’s employees, directors and consultants.

During the six months ended June 30, 2011, the Company granted 3,675,550 service-based options to purchase common stock.  These options were granted with exercise prices equal to the fair value of the Company’s stock at the grant date, vest over four years (other than 505,975 non-employee director options which vest over three years) and have lives of ten years.  The weighted average grant-date fair value of service-based options granted under the Company’s Option Plan during the six months ended June 30, 2010 and 2011 was $1.10 and $1.55, respectively.

The net compensation costs recorded for the service-based stock options related to employees and directors were approximately $1,232,000 and $1,848,000 for the quarter and six months ended June 30, 2011, respectively, compared to $284,000 and $360,000 for the corresponding periods ended June 30, 2010.  The expense for the quarter and six months ended June 30, 2010 was impacted by the reversal of expense for forfeitures in excess of the Company’s expected forfeiture rate.

AASTROM BIOSCIENCES, INC.

(a clinical development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

	Six Months Ended June 30,
Service-Based Stock Options	2010	2011

Expected dividend rate	0%	0%
Expected stock price volatility	70.5% - 72.3%	72.9% - 78.9%
Risk-free interest rate	2.4% - 3.1%	2.3% - 2.7%
Estimated forfeiture rate (per annum)	10%	10%
Expected life (years)	6.0 - 6.3	6.0 - 6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2010	4,297,209	$2.43	8.9	$3,158,978
Granted	3,675,550	$2.32
Exercised	(9,688)	$1.80		$9,607
Forfeited or expired	(56,103)	$4.29
Outstanding at June 30, 2011	7,906,968	$2.37	9.1	$4,721,614
Exercisable at June 30, 2011	1,526,080	$3.72	7.7	$795,656

As of June 30, 2011 there was approximately $5,494,022 of total unrecognized compensation cost related to non-vested service-based stock options granted under the Option Plan.  That cost is expected to be recognized over a weighted-average period of 3.4 years.

The total fair value of options vested during the six months ended June 30, 2010 and 2011 was $339,000 and $924,000, respectively.

5.   Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings.  The following warrants were outstanding at June 30, 2011, and include provisions that could require cash settlement of the warrants or have anti-dilution price protection provisions requiring each to be recorded as liabilities of the Company at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as non-cash income or expense in the Company’s statement of operations in each subsequent period:

(i)                               warrants to purchase an aggregate of 740,131 shares of the Company’s common stock, issued on October 17, 2007 in connection with the Company’s registered direct offering, exercisable from April 18, 2008 through April 17, 2013 at an exercise price of $12.72 per share, all of which remained outstanding as of June 30, 2011;

(ii)                            Class A warrants to purchase an aggregate of 4,882,228 shares of the Company’s common stock, issued on January 21, 2010 in connection with the Company’s registered public offering, exercisable for a five year period commencing on July 21, 2010 at an exercise price of $2.52 per share (as adjusted from $2.97 per share for the anti-dilution provision triggered in the December 2010 financing), 4,525,978 of which remained outstanding as of June 30, 2011; and

(iii)                         warrants to purchase an aggregate of 10,000,000 shares of the Company’s common stock, issued on

AASTROM BIOSCIENCES, INC.

(a clinical development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

December 15, 2010 in connection with the Company’s registered public offering, exercisable for a five year period commencing on December 15, 2010 at an exercise price of $3.22 per share, all of which remained outstanding as of June 30, 2011.

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

The Monte Carlo model is used for the Class A warrants and the December 2010 warrants to value the potential future exercise price adjustments triggered by the anti-dilution provisions as well as the value of the put feature of the December 2010 warrants.  These both require Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings and fundamental transactions.  The other assumptions used by the Company are summarized in the following tables:

October 2007 Warrants	December 31, 2010	June 30, 2011
Closing stock price	$2.56	$2.75
Expected dividend rate	0%	0%
Expected stock price volatility	100.3%	84.8%
Risk-free interest rate	0.6%	0.5%
Expected life (years)	2.25	1.75

January 2010 Class A Warrants	December 31, 2010	June 30, 2011
Closing stock price	$2.56	$2.75
Expected dividend rate	0%	0%
Expected stock price volatility	79.6%	83.5%
Risk-free interest rate	1.8%	1.3%
Expected life (years)	4.56	4.06

December 2010 Warrants	December 31, 2010	June 30, 2011
Closing stock price	$2.56	$2.75
Expected dividend rate	0%	0%
Expected stock price volatility	78.0%	80.2%
Risk-free interest rate	2.0%	1.5%
Expected life (years)	4.96	4.46

The following table summarizes the change in the estimated fair value of the Company’s warrant liabilities (in thousands):

Warrant Liabilities
Balance at December 31, 2010	$25,954
Increase in fair value	1,210
Balance at June 30, 2011	$27,164

AASTROM BIOSCIENCES, INC.

(a clinical development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

6.   Shareholders’ Equity

At the Market Sales Agreement

On June 16, 2011, the Company entered into an At the Market Sales Agreement (ATM) with McNicoll, Lewis & Vlak LLC (MLV), pursuant to which the Company may sell shares of its common stock through MLV, as sales agent, in registered transactions from its shelf registration statement filed in November 2010, for aggregate proceeds of up to $20,300,000.  Shares of common stock sold under the ATM are to be sold at market prices.  The Company will pay up to 3% of the gross proceeds to MLV as a commission.  As of June 30, 2011, the Company had not sold any shares under the ATM.

Shareholder Rights Plan

On August 11, 2011, the Board of Directors of the Company adopted a Shareholder Rights Plan, as set forth in the Shareholder Rights Agreement between the Company and the rights agent, the purpose of which is, among other things, to enhance the Board’s ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future.  The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company’s common stock.  The following summary description of the Shareholder Rights Plan does not purport to be complete and is qualified in its entirety by reference to the Company’s Shareholder Rights Plan, which has been filed with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A.

In connection with the adoption of the Shareholder Rights Plan, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock to stockholders of record as of the close of business on August 15, 2011.  In addition, one Right will automatically attach to each share of common stock issued between August 15, 2011 and the distribution date.  The Rights currently are not exercisable and are attached to and trade with the outstanding shares of common stock.  Under the Shareholder Rights Plan, the Rights become exercisable if a person or group becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of common stock or if a person or group commences a tender offer that would result in that person owning 15% or more of the common stock.  If a person or group becomes an “acquiring person,” each holder of a Right (other than the acquiring person and its affiliates, associates and transferees) would be entitled to purchase, at the then-current exercise price, such number of shares of the Company’s preferred stock which are equivalent to shares of common stock having a value of twice the exercise price of the Right.  If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.

The Rights may be redeemed in whole, but not in part, at a price of $0.001 per Right (payable in cash, common stock or other consideration deemed appropriate by the Board of Directors) by the Board of Directors only until the earlier of (i) the time at which any person becomes an “acquiring person” or (ii) the expiration date of the Rights Agreement.  Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Right will terminate and thereafter the only right of the holders of Rights will be to receive the redemption price.  The Rights will expire at the close of business on August 15, 2021, unless previously redeemed or exchanged by the Company as described above.

7.   Net Loss Per Common Share

Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options and warrants) that have been excluded from the computations of diluted net loss per common share at June 30, 2010 and 2011 were 12,200,500 and 23,209,500, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are developing patient-specific, expanded multicellular therapies for use in the treatment of severe, chronic ischemic cardiovascular diseases.  We believe ixmyelocel-T (the new generic name approved in March 2011 for our cardiovascular cell therapy approved in March 2011) is a disease modifying therapy with multi-functional properties including: tissue remodeling, immuno-modulation and the promotion of angiogenesis, which is targeted to address the multiple underlying causes of many severe, chronic cardiovascular diseases such as critical limb ischemia (CLI).  Our proprietary cell-manufacturing technology enables the manufacture of cell therapies expanded from a patient’s own bone marrow and delivered directly to damaged tissues. Preclinical and clinical data suggest that ixmyelocel-T may be effective in treating patients with severe, chronic ischemic cardiovascular diseases such as CLI.  Preliminary data utilizing ixmyelocel-T in dilated cardiomyopathy (DCM) have provided indications of efficacy and safety.  Nearly 200 patients have been treated in recent clinical trials using ixmyelocel-T (over 400 patients safely treated since our inception) with no treatment related serious adverse events.

Our Therapy

Ixmyelocel-T is a patient specific, expanded multicellular therapy developed using our proprietary, automated processing system to produce human cell products for clinical use. The Aastrom process enhances bone marrow mononuclear cells by expanding the mesenchymal stromal cells and alternatively activated macrophages while retaining many of the hematopoietic cells.  The manufacture of our patient specific, expanded multicellular therapies is done under current Good Manufacturing Practices (cGMP) and current Good Tissue Practices (cGTP) guidelines required by the U.S. Food and Drug Administration (FDA).

Our therapy has several features that we believe are critical for success in treating patients with severe, chronic cardiovascular diseases:

Patient specific (autologous) — we start with the patient’s own cells, which are accepted by the patient’s immune system allowing the cells integrate into existing functional tissues.  This characteristic of our therapy, we believe, eliminates both the risk of rejection and the risk of having to use immunosuppressive therapy pre- or post-therapy.  Our data also suggests that ixmyelocel-T provides the potential for long-term engraftment and repair.

Expanded — we begin with a small amount of bone marrow from a patient (approximately 50 ml) and significantly expand the number of certain cell types, primarily CD90+ mesenchymal cells, CD14+ monocytes and alternatively activated macrophages to far more than are present in the patient’s own bone marrow (up to 200 times the number of these cells compared with the starting bone marrow aspirate).

Multicellular — we believe the multiple cell types in ixmyelocel-T, which are normally only found in bone marrow but in different quantities, possess the necessary functions required for tissue remodeling, immuno-modulation and the promotion of angiogenesis.

Minimally invasive — our procedure for taking bone marrow (an “aspirate”) can be performed in an out-patient setting and takes approximately 15 minutes.  For diseases such as CLI, the administration of ixmyelocel-T is performed in an out-patient setting in a one-time, approximately 20 minute procedure.

Safe — bone marrow and bone marrow-like therapies have been used safely and efficaciously in medicine for over three decades.  Our product, ixmyelocel-T, a bone marrow-derived, patient specific, expanded multicellular therapy leverages this body of scientific study and medical experience.

Our therapy is produced at our cell manufacturing facility in the United States, located at our headquarters in Ann Arbor, Michigan.

Clinical Development Programs

Our clinical development programs are focused on addressing areas of high unmet medical needs in severe, chronic ischemic cardiovascular diseases. We have completed our Phase 2b clinical trial in CLI and expect to advance into a Phase 3 clinical trial in the fourth quarter of 2011.  Our CLI development program has received Fast Track Designation from the FDA.  Our DCM program is in early Phase 2 clinical development and is focused on achieving proof of concept in this indication.  Our DCM development program has received Orphan Disease Designation from the FDA.

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

Critical Limb Ischemia

Background

CLI is the most serious and advanced stage of peripheral arterial disease (PAD). PAD is a chronic atherosclerotic disease that progressively restricts blood flow in the limbs and can lead to serious medical complications. This disease is often associated with other clinical conditions including hypertension, cardiovascular disease, hyperlipidemia, diabetes, obesity and stroke. CLI is used to describe patients with the most severe forms of PAD: those with chronic ischemia-induced pain (even at rest) or tissue loss (ulcers or gangrene) in the limbs, often leading to amputation and death. CLI leads to more than 160,000 amputations per year. The one-year and four-year mortality rates for no-option CLI patients that progress to amputation are approximately 25% and 70%, respectively. Ixmyelocel-T, our disease modifying therapy with multiple functions, has shown significant promise in the treatment of CLI.

Clinical Programs

Our U.S. Phase 2b RESTORE-CLI program was a multi-center, randomized, double-blind, placebo controlled clinical trial.  This clinical trial was designed to evaluate the safety and efficacy of ixmyelocel-T in the treatment of patients with CLI.  It was the largest multi-center, randomized, double-blind, placebo-controlled cellular therapy study ever conducted in CLI patients.  We completed enrollment of this trial in February 2010 with a total of 86 patients at 18 sites across the United States, with the last patient treated in March 2010.  These patients were followed for a period of 12 months after treatment.  In addition to assessing the safety of our product, efficacy endpoints included time to first occurrence of treatment failure — the trial’s primary end-point — (defined as major amputation, all-cause mortality, doubling in wound size and de novo gangrene), amputation-free survival (defined as major amputation and all-cause mortality), major amputation rates, level of amputation, wound healing, patient quality of life and pain scores.  The primary purpose of the trial was to assess performance of our therapy and, if positive, prepare for a Phase 3 program.

Results to date of the RESTORE-CLI trial have included two planned interim analyses and a final top-line report:

•                  In June 2010, we reported results at the Society of Vascular Surgery Meeting.  This interim analysis included the six-month results for the first 46 patients enrolled in the trial.  Results of this analysis demonstrated that the study achieved both its primary safety endpoint and primary efficacy endpoint of time to first occurrence of treatment failure. The results related to the primary endpoint were statistically significant (p=0.0053).  Analysis of the data for amputation free survival, a secondary efficacy endpoint which the study was not powered to demonstrate, showed a statistically significant reduction in event rates in favor of our therapy (p=0.038).  Other endpoints measured (e.g., major amputation rate, complete wound healing, change in Wagner wound scale) showed encouraging trends, but had not reached statistical significance at the interim analysis.

•                  In November 2010, we presented six-month data on all 86 patients enrolled in the trial at the VEITHsymposium™ non-CME satellite session. Results of this analysis showed that the study again achieved both its primary safety endpoint and primary efficacy endpoint of time to first occurrence of treatment failure. The findings related to time to first occurrence of treatment failure were statistically significant (p=0.0132). Further analyses showed a clinically meaningful reduction of 56% in treatment failure events. Analysis of the data for amputation-free survival, showed a clinically meaningful reduction in event rates of 24%, but did not show statistical significance (p=0.5541).

•                  In June 2011, we announced 12-month, top-line results from all 86 patients enrolled in the trial. Results of this analysis showed that the trial met its final primary safety and efficacy endpoints, demonstrating a statistically significant improvement in the time to first occurrence of treatment failure at 12 months.  We plan to present the full data from the RESTORE-CLI trial at an appropriate medical meeting in the fourth quarter of 2011.

We continue to make progress towards the Phase 3 clinical development program in CLI — called REVIVE. In October 2010, we announced that the FDA had granted Fast Track Designation for the use of ixmyelocel-T for the CLI indication. The Fast Track program is designed to facilitate the development and expedite the review of new drugs and biologics, intended to treat serious or life-threatening conditions that demonstrate the potential to address unmet medical needs. During discussions with the FDA in June 2010, Aastrom was encouraged to use the Special Protocol Assessment (SPA) process for the Phase 3 program.  In October 2010, we submitted two SPA requests to the FDA, one for the “no option” CLI patient population and another for the “poor option” CLI patient population.  The primary SPA - the No-Option CLI SPA -  focuses on patients that have exhausted all other treatment options with the exception of amputation.  We reached agreement with the FDA on the No-Option CLI SPA in July 2011.  The secondary SPA - the Poor-Option CLI SPA - focuses on patients that have not yet exhausted all other treatment options; however the options available are associated with poor outcomes.

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

Six-month data from the IMPACT-DCM interim analysis were presented at The Sixth International Conference on Cell Therapy for Cardiovascular Disease on January 20, 2011.  Results indicated that ixmyelocel-T is safe and showed that serious adverse events were associated with the surgical procedure and not the cellular therapy.  Adverse events after the initial peri-operative period were roughly equal between the control and treatment groups. Efficacy findings include positive trends in quality of life and functional and structural parameters in the treatment group as compared with the control group.  12-month data from the IMPACT-DCM clinical has been accepted for presentation at the Heart Failure Society of America meeting to be held in September 2011.

Catheter Trial Program — DCM

In November 2009, the FDA activated our second IND in DCM to allow for the evaluation of our therapy delivered by a percutaneous direct catheter injection as opposed to surgically. The Catheter-DCM clinical trial is designed to explore catheter-based delivery of ixmyelocel-T to treat DCM patients. This multi-center, randomized, controlled, prospective, open-label, Phase 2 study enrolled approximately 11 patients with ischemic DCM and 10 patients with non-ischemic DCM at clinical sites across the United States. Participants met the same criteria as stated above for the IMPACT-DCM surgical trial. The first patient was enrolled into the trial in April 2010 and enrollment concluded in December 2010 with 21 patients enrolled. We expect to report six-month results from the Catheter-DCM Phase 2 trial in the third quarter of 2011.

Results of Operations

Research and development expenses increased to $5,304,000 for the quarter ended June 30, 2011 from $3,619,000 for the quarter ended June 30, 2010.  For the six months ended June 30, 2011, research and development expense increased to $9,676,000 from $6,464,000 during the same period a year ago.  The increases are due to advanced preparation related to the Phase 3 clinical program for ixmyelocel-T, including increased employee costs, clinical site identification and set-up, as well as regulatory expenses.  These amounts include non-cash stock-based compensation expense of $674,000 for the quarter ended June 30, 2011, compared to expense of $149,000 for the quarter ended June 30, 2010.  For the six months ended June 30, 2011, non-cash stock-based compensation expense increased to $1,035,000 from $124,000 for the same period a year ago.  The increases in stock-based compensation expense are due primarily to an increase in the number of stock options granted and an increase in the fair value per stock option driven by the increase in our stock price.  Additionally, 2010 was impacted by the reversal of expense for certain non-vested stock options forfeited in excess of our assumed forfeiture rate.

Our major ongoing research and development programs are focused on the clinical development of ixmyelocel-T for treatment of severe, chronic cardiovascular diseases. The following table summarizes the approximate allocation of cost for our research and development projects (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Critical Limb Ischemia	$1,533	$4,152	$2,708	$6,505
Dilated Cardiomyopathy	2,060	1,147	3,696	3,145
Other	26	5	60	26
Total research and development expenses	$3,619	$5,304	$6,464	$9,676

Selling, general and administrative expenses increased to $2,203,000 for the quarter ended June 30, 2011 from $1,521,000 for the quarter ended June 30, 2010 due an increase in non-cash stock-based compensation and consulting costs.  For the six-months ended June 30, 2011, selling, general and administrative expenses increased to $4,098,000 from $2,939,000 during the same period a year ago due to expenses associated with the previously announced restatement of the Company’s historical financial statements, as well as an increase in non-cash stock-based compensation and consulting costs.  Non-cash stock-based compensation expense included in selling, general and administrative expenses increased to $558,000 for the quarter ended June 30, 2011 from $135,000 for the quarter ended June 30, 2010.  For the six months ended June 30, 2011, non-cash stock-based compensation expense increased to $813,000 from $236,000 for the same period a year ago.  The increases in stock-based compensation expense are due primarily to an increase in the number of stock options granted and an increase in the fair value per stock option driven by the increase in our stock price.  Additionally, 2010 was impacted by the reversal of expense for certain non-vested stock options forfeited in excess of our assumed forfeiture rate

The income (expense) related to the non-cash change in fair value of warrants was ($2,465,000) for the quarter ended June 30, 2011 compared to $1,348,000 for the quarter ended June 30, 2010.  For the six months ended June 30, 2011, the non-cash change in the fair value of warrants was ($1,210,000) compared to $2,907,000 for the same period a year ago.  The fluctuation is due primarily to changes in the fair value of our common stock and the issuance of additional warrants in December 2010.  Fluctuations in the fair value of warrants in future periods could result in significant non-cash adjustments to the condensed consolidated financial statements, however any income or expense recorded will not impact our cash and cash equivalents, operating expenses or cash flows.

Our net loss was $9,957,000, or $0.26 per share, for the quarter ended June 30, 2011 compared to $3,767,000, or $0.13 per share, for the quarter ended June 30, 2010.  For the six months ended June 30, 2011, our net loss was $14,945,000, or $0.39 per share, compared to $6,446,000, or $0.23 per share, for the same period a year ago.  The increases in net loss are primarily due to the non-cash change in the fair value of warrants, increases in research and development expenses, and the increase in selling, general and administrative expenses as described above.  The per share comparisons were also impacted by the issuance of 10,000,000 shares of common stock in December 2010.

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

We expect that we will need to raise significant additional funds or pursue strategic transactions or other strategic alternatives in order to complete our product development programs, complete clinical trials needed to market our products, and commercialize our products. To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue to seek to obtain the required capital in a similar manner. As a development stage company, we have never been profitable and do not anticipate having net income unless significant product sales commence. With respect to our current activities, this is not likely to occur until we obtain significant additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through June 30, 2011, we had accumulated a net loss of $236,157,000. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

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

Our cash and cash equivalents totaled $18,521,000 at June 30, 2011, a decrease of $12,727,000 from December 31, 2010. During the six months ended June 30, 2011, the primary uses of cash and cash equivalents included $12,208,000 for our operations and working capital requirements, and $412,000 in capital expenditures.  Our cash and cash equivalents included money market securities with maturities of three months or less.

On June 16, 2011, the Company entered into an At the Market Sales Agreement (ATM) with McNicoll, Lewis & Vlak LLC (MLV), pursuant to which the Company may sell shares of its common stock through MLV, as sales agent, in registered transactions from its shelf registration statement filed in November 2010, for aggregate proceeds of up to $20,300,000.  Shares of common stock sold under the ATM are to be sold at market prices.  The Company will pay up to 3% of the gross proceeds to MLV as a commission.  As of June 30, 2011, the Company had not sold any shares under the ATM.

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

We believe that we will have adequate liquidity to finance our operations, including development of our products and product candidates, via our cash and cash equivalents on hand as of June 30, 2011 until at least December 31, 2011. While our budgeted cash usage and operating plan for 2011 does not currently contemplate taking additional actions to reduce the use of cash over the next six months, we could, if necessary, delay or forego certain budgeted discretionary expenditures such as anticipated hiring plans or certain non-critical research and development expenditures, as well as slow down or delay certain clinical trial activity (without jeopardizing our Phase 3 clinical trial of ixmyelocel-T for CLI) such that we will have sufficient cash on hand until at least December 31, 2011. We could also sell shares through the ATM in order to raise additional capital.  Depending on the level of usage of the ATM, we will need to raise additional capital by early to mid-2012 in order to fund the phase 3 clinical trial of ixmyelocel-T for CLI.  On a longer term basis, additional capital will be needed to complete our product development programs, complete clinical trials needed to market our products and commercialize these products. We cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact our ability to raise additional capital and our overall success include: the rate and degree of progress for our product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the United States and other countries, the liquidity and market volatility of our equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors. If we cannot raise such funds, we may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would likely have a material adverse impact on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

At June 30, 2011, we were not party to any off-balance sheet arrangements.

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

PART II — OTHER INFORMATION

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on their evaluation, our management, including our Chief Executive Office and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2011, we completed the remediation of the material weakness related to accounting for warrants, including development of a control that requires a more robust review of warrant agreements, if warrant agreements are entered into in the future.  There have been no other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weakness

During the quarter ended June 30, 2011, we completed the remediation of the material weakness related to accounting for warrants.  In addition to the development of the control noted above, the remediation efforts also included the hiring of new accounting and finance personnel over the last year that successfully revisited the original accounting assessment for each of the historical warrants and ensured that the appropriate accounting treatment of the warrants was reflected in the current and prior periods.

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

Date: August 15, 2011

AASTROM BIOSCIENCES, INC.

/s/ TIMOTHY M. MAYLEBEN

Timothy M. Mayleben
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SCOTT C. DURBIN

Scott C. Durbin
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

At Market Issuance Sales Agreement, dated June 16, 2011, by and among Aastrom Biosciences, Inc. and McNicoll, Lewis & Vlak LLC, attached as exhibit 10.1 to Aastrom’s Current Report on Form 8-K filed on June 16, 2011, incorporated herein by reference.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (furnished herewith).
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (furnished herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

GLOSSARY

TERM	DEFINITION
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