Form 10-Q
period 2012-06-30
AASTROM BIOSCIENCES INC
filed 2012-08-07
CIK 887359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012,

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

Large accelerated filer - ☐	Accelerated filer - ☒

Non-accelerated filer - ☐ (Do not check if a smaller reporting company)	Smaller reporting company - ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes - ☐ No - ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	42,588,976
(Class)	Outstanding at July 31, 2012

AASTROM BIOSCIENCES, INC.

QUARTERLY REPORT ON FORM 10-Q

		Page

PART I — FINANCIAL INFORMATION		3

Item 1.	Financial Statements (Unaudited):	3

	Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2012	3

	Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2011 and 2012, and for the period from March 24, 1989 (Inception) to June 30, 2012	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2012 and for the period from March 24, 1989 (Inception) to June 30, 2012	5

	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II — OTHER INFORMATION		18

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 6.	Exhibits	18

Signature		19

Exhibit Index		20

Glossary		21

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands)

	December 31,	June 30,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$5,530	$28,666
Receivables	9	9
Other current assets	636	455
Total current assets	6,175	29,130
Property and equipment, net	1,564	1,309
Total assets	$7,739	$30,439

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,963	$3,784
Accrued employee benefits	1,042	945
Current portion of long-term debt	40	40
Warrant liabilities	16,625	7,221
Total current liabilities	20,670	11,990
Long-term debt	40	19
Total liabilities	20,710	12,009
Series B-1 non-voting convertible preferred stock, no par value; shares authorized and reserved — zero and 39, respectively; shares issued and outstanding — zero	—	1,450
Series B-2 voting convertible preferred stock, no par value; shares authorized and reserved — zero and 39, respectively; shares issued and outstanding — zero and 12, respectively	—	37,690
Shareholders’ deficit:
Common stock, no par value; shares authorized — 150,000; shares issued and outstanding — 38,635 and 42,589, respectively	228,877	239,448
Deficit accumulated during the development stage	(241,848)	(260,158)
Total shareholders’ deficit	(12,971)	(20,710)
Total liabilities, convertible preferred stock and shareholders’ deficit	$7,739	$30,439

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,		March 24, 1989 (Inception) to June 30,
	2011	2012	2011	2012	2012

Revenues:
Product sales and rentals	$—	$—	$9	$2	$1,879
Research and development agreements	—	—	—	—	2,105
Grants	—	—	—	—	9,901
Total revenues	—	—	9	2	13,885
Costs and expenses:
Cost of product sales and rentals	—	—	2	2	3,043
Research and development	5,304	7,069	9,676	13,865	204,570
Selling, general and administrative	2,203	2,231	4,098	3,993	88,841
Total costs and expenses	7,507	9,300	13,776	17,860	296,454
Loss from operations	(7,507)	(9,300)	(13,767)	(17,858)	(282,569)
Other income (expense):
(Increase) decrease in fair value of warrants	(2,465)	1,948	(1,210)	1,048	13,337
Other income	—	—	—	—	1,249
Interest income	17	20	36	26	10,798
Interest expense	(2)	(3)	(4)	(6)	(485)
Total other income (expense)	(2,450)	1,965	(1,178)	1,068	24,899
Net loss	(9,957)	(7,335)	(14,945)	(16,790)	(257,670)
Accretion of convertible preferred stock	—	1,231	—	1,520	2,488
Net loss attributable to common shareholders	$(9,957)	$(8,566)	$(14,945)	$(18,310)	$(260,158)
Net loss per share attributable to common shareholders (Basic and Diluted)	$(0.26)	$(0.22)	$(0.39)	$(0.47)
Weighted average number of common shares outstanding (Basic and Diluted)	38,622	38,882	38,619	38,812

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,		March 24, 1989 (Inception) to June 30,
	2011	2012	2012

Operating activities:
Net loss	$(14,945)	$(16,790)	$(257,670)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	296	341	7,839
Loss on property held for resale	—	—	110
Amortization of discounts and premiums on investments	—	—	(1,704)
Stock compensation expense	1,848	2,039	15,924
Increase (decrease) in fair value of warrants	1,210	(1,048)	(13,337)
Inventory write downs and reserves	—	—	2,240
Stock issued pursuant to license agreement	—	—	3,300
Provision for losses on accounts receivable	—	—	204
Changes in operating assets and liabilities:
Receivables	25	—	(258)
Inventories	(1)	—	(2,335)
Other current assets	(97)	181	(435)
Accounts payable and accrued expenses	(436)	821	3,552
Accrued employee benefits	(108)	(97)	945
Net cash used for operating activities	(12,208)	(14,553)	(241,625)

Investing activities:
Organizational costs	—	—	(73)
Purchase of short-term investments	—	—	(217,041)
Maturities of short-term investments	—	—	218,745
Property and equipment purchases	(412)	(86)	(7,303)
Proceeds from sale of property held for resale	—	—	400
Net cash used for investing activities	(412)	(86)	(5,272)

Financing activities:
Net proceeds from issuance of preferred stock	—	37,620	89,267
Net proceeds from issuance of common stock and warrants	17	176	184,884
Payments received for stock purchase rights and other, net	—	—	3,500
Proceeds from long-term debt	—	—	751
Principal payments under long-term debt obligations	(124)	(21)	(2,821)
Other, net	—	—	(18)
Net cash provided by (used for) financing activities	(107)	37,775	275,563

Net increase (decrease) in cash and cash equivalents	(12,727)	23,136	28,666

Cash and cash equivalents at beginning of period	31,248	5,530	—

Cash and cash equivalents at end of period	$18,521	$28,666	$28,666

Supplemental cash flow information:
Accretion of convertible preferred stock	$—	$1,520	$2,488
Warrants exchanged for common stock	$—	$8,356	$8,356

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

1.   Organization and Summary of Significant Accounting Policies

Aastrom Biosciences, Inc. was incorporated in March 1989 (Inception), began employee-based operations in 1991, and is in the development stage. The Company operates its business in one reportable segment — research and product development involving the development of patient-specific cell based products for use in regenerative medicine.

Successful future operations are subject to several technical hurdles and risk factors, including satisfactory product development, timely initiation and completion of clinical trials, regulatory approval and market acceptance of the Company’s products and the Company’s continued ability to obtain future funding.

The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. The Company believes that it will have adequate liquidity to finance its planned operations, including development of its products and product candidates, via cash on hand as of June 30, 2012 of $28,666,000 until at least December 31, 2012. While the Company’s budgeted cash usage and operating plan for 2012 does not currently contemplate taking additional actions to reduce the use of cash over the next six months, the Company could, if necessary, delay or forego certain budgeted discretionary expenditures such as anticipated hiring plans or certain non-critical research and development expenditures, as well as slow down or delay certain clinical trial activity (without jeopardizing our Phase 3 clinical trial for CLI). While the Company could sell shares through an At the Market Sales Agreement (ATM) to raise additional capital, there are certain factors, such as volume of trading in our stock and our stock price, which could limit the amount the Company could raise in a short period of time. On a longer-term basis, the Company will need to raise additional funds in order to complete product development programs and complete clinical trials needed to market and commercialize these products. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success include: the rate and degree of progress for product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the United States and other countries, the liquidity and market volatility of the Company’s equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would likely have a material adverse impact on the Company’s business, financial condition and results of operations.  As a result of the need to raise additional capital, there is uncertainty regarding our ability to maintain liquidity sufficient to operate the business effectively over at least the next twelve months, which raises substantial doubt as to our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   Basis of Presentation

The condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year or for any other period.  The December 31, 2011 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC.

The consolidated financial statements include the accounts of Aastrom and its wholly-owned subsidiaries, Aastrom Biosciences GmbH, located in Berlin, Germany and Aastrom Biosciences, SL, located in Barcelona, Spain

(collectively, the Company). All inter-company transactions and accounts have been eliminated in consolidation.  The subsidiaries are not a significant component of the consolidated financial statements as each has ceased operations and had limited operations historically.

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

See Note 5 for disclosures related to the fair value of the Company’s warrants.  The Company does not have any other assets or liabilities on the balance sheet as of June 30, 2012 that are measured at fair value.

4.   Stock-Based Compensation

The Company issues nonqualified and incentive stock options as well as other equity awards pursuant to its 2009 Omnibus Incentive Plan, as amended (Option Plan).  Such awards pursuant to the Option Plan may be granted by the Company’s Board of Directors to certain of the Company’s employees, directors and consultants.

During the six months ended June 30, 2012, the Company granted 4,054,445 service-based options to purchase common stock.  These options were granted with exercise prices equal to or greater than the fair market value of the Company’s stock at the grant date, vest over four years and expire after ten years.  The weighted average grant-date fair value of service-based options granted under the Company’s Option Plan during the six months ended June 30, 2011 and 2012 was $1.55 and $1.34, respectively.

The net compensation costs recorded for the service-based stock options related to employees and directors were $1,224,000 and $2,039,000 for the quarter and six months ended June 30, 2012, respectively, compared to $1,232,000 and $1,848,000 for the corresponding periods ended June 30, 2011.

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

	Six Months Ended June 30,
Service-Based Stock Options	2011	2012
Expected dividend rate	0%	0%
Expected stock price volatility	72.9% - 78.9%	73.8% - 74.9%
Risk-free interest rate	2.3% - 2.7%	1.1% -1.5%
Expected life (years)	6.0 - 6.3	6.0 - 6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	8,079,667	$2.38	8.4	$674,000
Granted	4,054,445	$2.43
Exercised	(120,417)	$1.46		$50,229
Cancelled	(740,700)	$2.26
Forfeited or expired	(262,354)	$2.05
Outstanding at June 30, 2012	11,001,641	$2.42	8.7	$1,560,851
Exercisable at June 30, 2012	3,241,800	$2.82	7.5	$693,894

As of June 30, 2012 there was $8,308,000 of total unrecognized compensation cost related to non-vested service-based stock options granted under the Option Plan.  That cost is expected to be recognized over a weighted-average period of 3.3 years.

The total fair value of options vested during the six months ended June 30, 2011 and 2012 was $924,000 and $1,362,000, respectively.

5.   Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings.  The following warrants were outstanding at June 30, 2012, and include provisions that could require cash settlement of the warrants or have anti-dilution price protection provisions requiring each to be recorded as liabilities of the Company at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as non-cash income or expense in the Company’s statement of operations in each subsequent period:

(i)                               warrants to purchase an aggregate of 740,131 shares of the Company’s common stock, issued on October 17, 2007 in connection with the Company’s registered direct offering, exercisable from April 18, 2008 through April 17, 2013 at an exercise price of $12.72 per share, all of which remained outstanding as of June 30, 2012;

(ii)                            Class A warrants to purchase an aggregate of 4,882,228 shares of the Company’s common stock, issued on January 21, 2010 in connection with the Company’s registered public offering, exercisable for a five year period commencing on July 21, 2010 at an exercise price of $2.49 per share (as adjusted from $2.52 per share for the anti-dilution provision triggered in the December 2010 warrant exchange outlined below), 4,525,978 of which remained outstanding as of June 30, 2012; and

(iii)                         warrants to purchase an aggregate of 10,000,000 shares of the Company’s common stock, issued on December 15, 2010 in connection with the Company’s registered public offering, exercisable for a five year period commencing on December 15, 2010 at an exercise price of $3.22 per share (the “December 2010 warrants”). On June 27, 2012, the Company announced a common stock exchange for the December 2010 warrants.  As part of this effort, the Company entered into separate warrant exchange agreements with certain warrant holders, pursuant to which the Company issued one share of common stock for every two warrants exchanged, issuing 3,833,334 shares of common stock in exchange for 7,666,666 warrants.  As of June 30, 2012, 2,333,334 warrants from this issuance remained outstanding and were subject to an offer to exchange at the same terms as described above.  As of the expiration of the exchange offer on July 27, 2012, 2,025,234 warrants were exchanged for 1,012,615 shares of common stock, leaving 308,100 December 2010 warrants outstanding.

The fair value of the Class A warrants and the December 2010 warrants are measured using the Monte Carlo valuation model, while the October 2007 warrants are measured using the Black-Scholes valuation model.  Both of the methodologies are based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions.  The assumptions used in calculating the estimated fair value of the warrants represent the Company’s best estimates, however these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and different assumptions are used, the warrant liabilities and the change in estimated fair value of the warrants could be materially different.

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

October 2007 Warrants	December 31, 2011	June 30, 2012
Closing stock price	$1.82	$2.15
Expected dividend rate	0%	0%
Expected stock price volatility	93.6%	57.2%
Risk-free interest rate	0.1%	0.2%
Expected life (years)	1.25	0.75

January 2010 Class A Warrants	December 31, 2011	June 30, 2012
Closing stock price	$1.82	$2.15
Expected dividend rate	0%	0%
Expected stock price volatility	86.1%	72.5%
Risk-free interest rate	0.5%	0.5%
Expected life (years)	3.50	3.00

December 2010 Warrants	December 31, 2011	June 30, 2012
Closing stock price	$1.82	$2.15
Expected dividend rate	0%	0%
Expected stock price volatility	83.6%	75.4%
Risk-free interest rate	0.6%	0.5%
Expected life (years)	3.96	3.46

The following table summarizes the change in the estimated fair value of the Company’s warrant liabilities (in thousands):

Warrant Liabilities
Balance at December 31, 2011	$16,625
Warrants exchanged for common stock	(8,356)
Decrease in fair value	(1,048)
Balance at June 30, 2012	$7,221

6.   Series B Convertible Preferred Stock

On March 9, 2012, the Company completed the sale of 12,308 shares of Series B-1 Non-Voting Convertible Preferred Stock (Series B-1 Preferred Stock) at an offering price of $3,250 per share. The Company received

$37,620,000 in net proceeds from the sale of the shares of Series B-1 Preferred Stock, after offering expenses.  In addition to the Series B-1 Preferred Stock, which was issued at the closing, the Company also authorized Series B-2 Voting Convertible Preferred Stock (Series B-2 Preferred Stock).  The Series B-1 Preferred Stock and Series B-2 Preferred Stock collectively are referred to as the Series B Preferred Stock. The Series B-1 Preferred Stock is not entitled to vote on matters on which the common shareholders are generally entitled to vote. The Series B-2 Preferred Stock will be entitled to vote with the holders of the common stock as a single class, with each share of Series B-2 Preferred Stock having the number of votes equal to the number of shares of common stock issuable upon conversion of such Series B-2 Preferred Stock.  On May 3, 2012, shareholder approval was obtained in accordance with Nasdaq Marketplace Rule 5635(b), which allowed the holder of Series B-1 Preferred Stock to exchange all of the then outstanding shares for shares of Series B-2 Preferred Stock on a one-for-one basis.  The Series B Preferred Stock will, with respect to dividend rights and rights on liquidation, winding-up and dissolution, rank on parity with any other class or series of the Company capital stock that the Company may issue in the future which is designated as being on parity with the Series B Preferred Stock, and rank senior to our common stock and Series A preferred stock. The Series B Preferred Stock is convertible, at the option of the holder thereof at any time after the five year anniversary of the closing of the offering, into shares of our common stock at a conversion price of $3.25 per share of common stock. At any time after the five year anniversary of issuance, the Company may elect to convert any or all outstanding shares of Series B Preferred Stock into shares of our common stock, subject to certain limitations.  Dividends on the Series B Preferred Stock will be cumulative and compound daily, at a rate of 11.5% per annum, payable upon conversion, liquidation, redemption or other similar events, and payable in cash or Series B-1 Preferred Stock until the five year anniversary of issuance.  Following the five year anniversary of issuance and until the earlier of the tenth anniversary of the issuance and the date no Series B Preferred Stock remain outstanding, dividends will accrue at a rate of 8% per annum and will be payable in cash or Series B-1 Preferred Stock, at our option.  Unless prohibited by Michigan law governing distributions to shareholders, the Series B-1 Preferred Stock shall be redeemable at the option of holder of the Series B-1 Preferred Stock commencing at any time after the five year anniversary of issuance, liquidation, winding up, dissolution or other similar events, subject to certain terms and limitations.

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

The carrying value of the Series B-1 Preferred Stock presented as mezzanine equity in the consolidated financial statements is $1,450,000, as of June 30, 2012.  As of June 30, 2012, there are no outstanding shares of Series B-1 Preferred Stock; however, as the Series B-1 Preferred Stock dividends can be redeemed for cash, the Company accretes the carrying value of the Series B-1 Preferred Stock to its redemption value of $31,102,000 by charges to accumulated deficit using the effective interest method.  Such accretion for the six months ended June 30, 2012 amounted to $1,450,000. The redemption value is determined by the greater of the conversion price of the Series B-1 Preferred Stock or the common stock price, multiplied by the total accumulated dividends at the five year anniversary of issuance.

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

Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options, warrants and preferred stock) that have been excluded from the computations of diluted net loss per common share at June 30, 2011 and 2012 were 23,210,000 and 31,355,000, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in 1989 and are a regenerative medicine company focused on the development of innovative cell therapies to repair or regenerate damaged or diseased tissues.  We are developing patient-specific, expanded multicellular therapies for use in the treatment of severe, chronic ischemic cardiovascular diseases.  We believe ixmyelocel-T (the generic name for our product approved by the U.S. Food and Drug Administration (FDA) and United States Adopted Names (USAN) Council in March 2011 for our multicellular therapy) is a disease modifying therapy with multi-functional properties including: tissue remodeling, immuno-modulation and the promotion of angiogenesis.  Our proprietary cell-manufacturing technology enables the manufacture of multicellular therapies, expanded from an adult patient’s own bone marrow, and delivered directly to damaged tissues.  Preclinical and clinical data suggest that ixmyelocel-T may be effective in treating patients with severe, chronic ischemic cardiovascular diseases such as critical limb ischemia (CLI), the most severe form of peripheral arterial disease (PAD).  Preliminary data utilizing ixmyelocel-T in dilated cardiomyopathy (DCM) have provided indications of both efficacy and safety.  Nearly 200 patients have been treated in recent clinical trials using ixmyelocel-T (over 400 patients safely treated since our inception). In November 2011, we released positive Phase 2b data from our RESTORE-CLI clinical trial and launched our pivotal Phase 3 REVIVE trial in CLI in February 2012.  We also plan to start a randomized, placebo-controlled, double-blinded Phase 2b trial in DCM in the second half of 2012.

Our Therapy

Ixmyelocel-T is a patient-specific, expanded multicellular therapy developed using our proprietary, automated processing system.  Ixmyelocel-T is a product derived from an adult patient’s own bone marrow but it is significantly enhanced compared with the original bone marrow.  Our process enhances the patient’s bone marrow mononuclear cells by expanding the mesenchymal stromal cells and M2 anti-inflammatory macrophages while retaining many of the hematopoietic cells.  The manufacture of our patient-specific, expanded multicellular therapies is done under current Good Manufacturing Practices (cGMP) and current Good Tissue Practices (cGTP) guidelines required by the FDA.

Our therapy has several features that we believe are primarily responsible for success in treating adult patients with severe, chronic cardiovascular diseases:

Patient-specific (autologous) — we start with the patient’s own cells, which are accepted by the patient’s immune system allowing the cells to integrate into existing functional tissues.  This characteristic of our therapy, we believe, eliminates both the risk of rejection and of having to use immunosuppressive therapy pre- or post-therapy.  Our data also suggests that ixmyelocel-T provides the potential for long-term engraftment and tissue repair.

Expanded — we begin with a small amount of bone marrow from the patient (up to 60 ml) and significantly expand the number of certain cell types, primarily CD90+ (mesenchymal stromal cells or MSCs) and CD14+autofluorescent+ (M2 anti-inflammatory macrophages) to far more than are present in the patient’s own bone marrow (up to 200 times the number of certain cell types compared with the starting bone marrow).  Ixmyelocel-T is derived from the patient’s own bone marrow but it is significantly enhanced compared with the starting bone marrow.

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

Safe — bone marrow and bone marrow-derived therapies have been used safely and efficaciously in medicine for over three decades.  Our product, ixmyelocel-T, a bone marrow-derived, patient-specific, expanded multicellular therapy leverages this body of scientific study and medical experience and appears well tolerated in patients treated to date.

Our therapy is produced at our cell manufacturing facility in the United States, located at our headquarters in Ann Arbor, Michigan.

Clinical Development Programs

Our clinical development programs are focused on addressing areas of high unmet medical needs in severe, chronic ischemic cardiovascular diseases.  We have completed a successful Phase 2b clinical trial in CLI.  We have reached agreement with the FDA on CMC which has allowed us to launch our pivotal Phase 3 REVIVE clinical trial in the first quarter of 2012 with a protocol approved by the FDA through the Special Protocol Assessment (SPA) process.  Our CLI development program has also received Fast Track Designation from the FDA.  We have completed our Phase 1/2 clinical trials in DCM and plan to begin a randomized, placebo-controlled, double-blinded Phase 2b trial in the second half of 2012.  Our DCM development program has received Orphan Disease Designation from the FDA.

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

Critical Limb Ischemia

Background

CLI is the most serious and advanced stage of peripheral arterial disease (PAD) resulting from chronic inflammation and lipid accumulation.  PAD is a chronic atherosclerotic disease that progressively restricts blood flow in the limbs and can lead to serious medical complications.  This disease is often associated with other serious clinical conditions including hypertension, cardiovascular disease, dyslipidemia, diabetes, obesity and stroke.  CLI is used to describe patients with the most severe form of PAD: those with chronic ischemia-induced pain (even at rest) or tissue loss (ulcers or gangrene) in the limbs, often leading to amputation and death.  Many CLI patients are considered “no option” patients as they have exhausted all other treatment options with the exception of amputation. The one-year and four-year mortality rates for no option CLI patients that progress to amputation are approximately 25% and 70%, respectively. Ixmyelocel-T, our disease modifying therapy with multiple functions, has shown significant promise in the treatment of CLI patients with existing tissue loss and no option for revascularization.  Currently, there are an estimated 250,000 no option CLI patients in the U.S.

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

Final results of the Phase 2b RESTORE-CLI clinical trial were presented at the American Heart Association Scientific Sessions in November 2011 and published in the peer-reviewed journal Molecular Therapy in April 2012.  Patients in the treatment arm showed a 62% reduction in risk relative to placebo in the primary efficacy endpoint of time to first occurrence of treatment failure (p=0.0032).  While the study was not powered to show statistical significance in the secondary endpoint of amputation free survival, results from a subgroup of 45 patients with wounds at baseline (the approximate profile of the Phase 3 patient population) showed a 61% reduction in risk (21% ixmyelocel-T treated versus 44% control event rate; p=0.0802).  The study also met the primary safety endpoint with no meaningful differences between the treated and control groups.

Phase 3 Clinical Program — REVIVE

In February 2012, several principal investigators participating in the pivotal Phase 3 REVIVE clinical trial for patients with CLI and no option for revascularization began screening patients.  The first patient was randomized and aspirated in May 2012.  We had previously received Fast Track Designation from the FDA for use of ixmyelocel-T for CLI in October 2010 and reached agreement with the FDA on a Special Protocol Assessment (SPA) in July 2011.  The Phase 3 REVIVE No Option Trial that we agreed to with the FDA under the SPA process includes 594 no option CLI patients with tissue loss (ulcers and gangrene) at baseline.  Patients will be randomized 1:1 and followed for 12 months for the primary efficacy endpoint of amputation-free survival.  Patients will be followed for an additional 6 months for safety.  We anticipate that enrollment will occur at approximately 80 sites across the U.S.

Dilated Cardiomyopathy

Background

DCM is a severe, chronic cardiovascular disease that leads to enlargement of the heart, reducing the pumping function of the heart to the point that blood circulation is impaired. Patients with DCM typically present with symptoms of congestive heart failure, including limitations in physical activity and shortness of breath.  DCM is now the third leading cause of heart failure in the U.S. There are two types of DCM: ischemic and non-ischemic. Ischemic DCM, the most common form representing an estimated 60% of all DCM patients, is associated with atherosclerotic cardiovascular disease.  We estimate that there are approximately 125,000 ischemic DCM patients in the U.S., our target patient population for further clinical development.  Patient prognosis depends on the stage and cause of the disease but is typically characterized by a very poor quality of life and a high mortality rate.

Current treatments for DCM patients include both heart transplantation and placement of left ventricular assist devices (LVADs).  There are less than 2,500 heart transplantations in the U.S. each year, because many DCM patients are not eligible and transplants are expensive at an estimated cost of over $1 million.  LVADs are also expensive at an estimated cost of over $175,000 and have a mortality rate of 50% at two years.

In February 2007, the FDA granted Orphan Drug Designation to ixmyelocel-T for the treatment of DCM.  Our DCM development program is currently in Phase 2.  We recently completed follow up on two U.S. Phase 1/2 trials investigating surgical and catheter-based delivery for our product in the treatment of DCM.  The final results from these Phase 1/2 clinical trials were presented at the Society for Cardiovascular Angiography and Interventions (SCAI) meeting on May 10, 2012.  We plan to initiate a randomized, placebo-controlled, double-blinded Phase 2b trial using catheter delivery in approximately 100 ischemic DCM patients in the U.S. in the second half of 2012.

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

Catheter Trial Program — DCM

The Catheter-DCM clinical trial was designed to explore catheter-based direct injection delivery of ixmyelocel-T to treat DCM patients. This multi-center, randomized, controlled, prospective, open-label, Phase 2 study enrolled patients DCM at clinical sites across the United States.

We reported final 12-month results from the Catheter-DCM Phase 2 trial at the SCAI 2012 Scientific Sessions on May 10, 2012.  The trial included 22 ischemic DCM (IDCM) and non-ischemic DCM (NIDCM) patients with a New York Heart Association (NYHA) heart failure class of III or IV, or moderate to severe heart failure, and a left ventricular ejection fraction of 30 percent or less, which is a measure of how much blood leaves the heart with each pump. Patients were randomized to receive an injection of the treatment into their heart muscles or to a control group, and were followed at three, six and 12 months. After 12 months, no procedural complications and no difference in adverse events were reported among patients who received the treatment and the control group. IDCM patients who received the cell treatment had a lower mean number of major adverse cardiac events (MACE) (0.22 compared to 1.67 in the control group). IDCM patients who received the treatment were more likely to see improvement in NYHA class, six-minute walking distance and ejection fraction, compared to those in the control group.  No consistent trends were noted in NIDCM patients.  We plan to launch a randomized, placebo-controlled, double-blind Phase 2b trial in the second half of 2012 for up to 100 ischemic DCM patients in the U.S. and using catheter administration.

Results of Operations

Research and development expenses increased to $7,069,000 for the quarter ended June 30, 2012 from $5,304,000 for the quarter ended June 30, 2011.  For the six months ended June 30, 2012, research and development expense increased to $13,865,000 from $9,676,000 during the same period a year ago.  The increases are due to advanced preparation and initial enrollment for the Phase 3 clinical program for ixmyelocel-T, including increased employee costs, clinical site identification and initiation, as well as certain regulatory expenses.  These amounts include non-cash stock-based compensation expense of $755,000 for the quarter ended June 30, 2012, compared to expense of $674,000 for the quarter ended June 30, 2011.  For the six months ended June 30, 2012, non-cash stock-based compensation expense increased to $1,199,000 from $1,035,000 for the same period a year ago.  The increases in stock-based compensation expense are due primarily to an increase in the number of stock options granted which is partially offset by the decrease in the fair value per stock option for such grants.

Our major ongoing research and development programs are focused on the clinical development of ixmyelocel-T for treatment of severe, chronic cardiovascular diseases.  The following table summarizes the approximate allocation of cost for our research and development projects (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Critical Limb Ischemia	$4,152	$5,684	$6,505	$11,793
Dilated Cardiomyopathy	1,147	1,385	3,145	2,072
Other	5	—	26	—
Total research and development expenses	$5,304	$7,069	$9,676	$13,865

Selling, general and administrative expenses remained flat at $2,231,000 for the quarter ended June 30, 2012 compared to $2,203,000 for the quarter ended June 30, 2011.  For the six months ended June 30, 2012, selling, general and administrative expenses decreased to $3,993,000 from $4,098,000 during the same period a year ago.  Non-cash stock-based compensation expense included in selling, general and administrative expenses decreased to $469,000 for the quarter ended June 30, 2012 from $558,000 for the quarter ended June 30, 2011.  For the six months ended June 30, 2012, non-cash stock-based compensation expense remained flat at $840,000 compared to $813,000 for the same period a year ago.

The income (expense) related to the non-cash change in fair value of warrants was $1,948,000 for the quarter ended June 30, 2012 compared to ($2,465,000) for the quarter ended June 30, 2011.  For the six months ended June 30, 2012, the non-cash change in the fair value of warrants was $1,048,000 compared to ($1,210,000) for the same period a year ago.  The changes are due partly to the June 27, 2012 warrant exchange for the December 2010 warrants.  Fluctuations in the fair value of warrants in future periods could result in significant non-cash adjustments to the condensed consolidated financial statements, however any income or expense recorded will not impact our cash and cash equivalents, operating expenses or cash flows.

Our net loss attributable to common shareholders was $8,566,000, or $0.22 per share, for the quarter ended June 30, 2012 compared to $9,957,000, or $0.26 per share, for the quarter ended June 30, 2011.  For the six months ended June 30, 2012, our net loss was $18,310,000, or $0.47 per share, compared to $14,945,000, or $0.39 per share, for the same period a year ago.  The changes in net loss are primarily due to the non-cash change in the fair value of warrants, increases in research and development expenses, and the increase in selling, general and administrative expenses as described above.

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

We expect that we will need to raise significant additional funds or pursue strategic transactions or other strategic alternatives in order to complete our product development programs, complete clinical trials needed to market our products, and commercialize our products. To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue to seek to obtain the required capital in a similar manner. As a development stage company, we have never been profitable and do not anticipate having net income unless significant product sales commence. With respect to our current activities, such sales are not likely to occur until we obtain additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through June 30, 2012, we had accumulated a net loss attributable to common shareholders of approximately $260,158,000. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, commence product sales or complete additional corporate partnering or acquisition transactions.

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

Our cash and cash equivalents totaled $28,666,000 at June 30, 2012, an increase of $23,136,000 from December 31, 2011. During the six months ended June 30, 2012, the primary uses of cash and cash equivalents included $14,553,000 for our operations and working capital requirements in preparation for the Phase 3 clinical program for ixmyelocel-T.  As of June 30, 2012 we had $26,100,000 of cash deposited into an Insured Cash Sweep (ICS) program which is administered by Bank of New York Mellon.  This program maximizes our Federal Deposit Insurance Company (FDIC) coverage by dividing our ICS funds into amounts under the standard FDIC maximum and places these amounts with other ICS Network member banks (each an FDIC-insured institute).  These funds are placed in savings accounts at the member banks earning interest while still maintaining insurance coverage.

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

We believe that we have adequate liquidity to finance our operations, including development of our products and product candidates, via our cash and cash equivalents on hand as of June 30, 2012 until at least December 31, 2012. While our budgeted cash usage and operating plan for 2012 does not currently contemplate taking additional actions to reduce the use of cash over the next six months, we could, if necessary, delay or forego certain budgeted discretionary expenditures such as anticipated hiring plans or certain non-critical research and development expenditures, as well as slow down or delay certain clinical trial activity (without jeopardizing our Phase 3 clinical trial for CLI). While we could sell shares through an At the Market Sales Agreement (ATM) in order to raise additional capital, there are certain factors, such as volume of trading in our stock and our stock price, which could limit the amount we could raise in a short period of time. On a longer-term basis, we will need to raise additional funds in order to complete product development programs and complete clinical trials needed to market and commercialize these products. We cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact our ability to raise additional capital and our overall success include: the rate and degree of progress for our product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the United States and other countries, the liquidity and market volatility of our equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors. If we cannot raise such funds, we will not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would have a material adverse impact on our business, financial condition and results of operations.  As a result of the need to raise additional capital, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively over at least the next twelve months, which raises substantial doubt as to our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

At June 30, 2012, we were not party to any off-balance sheet arrangements.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2012, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.

Our vendors in countries outside the United States are typically paid in Euro. However, such expenditures have not been significant to date. Accordingly, we are not directly exposed to significant market risks from currency exchange rate fluctuations. We believe that the interest rate risk related to our accounts receivable is not significant. We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectability and establishment of appropriate allowances. We do not enter into hedging transactions and do not purchase derivative instruments.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on their evaluation, our management, including our Chief Executive Office and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we receive threats or may be subject to litigation matters incidental to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A.  Risk Factors

Information regarding risk factors of the Company is set forth in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 15, 2012. There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 6.   Exhibits

The Exhibits listed in the Exhibit Index immediately following the Signature, are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2012

AASTROM BIOSCIENCES, INC.

/s/ TIM M. MAYLEBEN
Tim M. Mayleben
President and Chief Executive Officer
(Principal Executive Officer)

/s/ BRIAN D. GIBSON
Brian D. Gibson
Vice President of Finance, Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment to the 2009 Omnibus Incentive Plan, dated May 3, 2012.
10.2	Form of Warrant Exchange Agreement, dated June 27, 2012, filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed on June 27, 2012, incorporated herein by reference.
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (furnished herewith).
31.2	Certification by Chief Accounting Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (furnished herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

GLOSSARY

TERM	DEFINITION
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

Hematopoietic Cells	All of the cells in the blood system including

myeloid (monocytes and macrophages, neutrophils, basophils, eosinophils, erythrocytes, megakaryocytes/platelets, dendritic cells), and lymphoid lineages (T-cells, B-cells, NK-cells).
IMPACT-DCM	Aastrom’s U.S. Phase 2 clinical trial investigating surgical delivery of our product in the treatment of dilated cardiomyopathy.
IND — Investigational New Drug	An application submitted to the FDA for a new drug or biologic that, if allowed, will be used in a clinical trial.
Ischemia	A shortage or inadequate flow of blood to a body part (commonly an organ or tissue) caused by a constriction or obstruction of the blood vessels supplying it.
LVEF — Left Ventricular Ejection Fraction	The fraction of blood pumped out of the left ventricle with each heart beat.
Mesenchymal stromal cells	Connective tissue cells that, in the case of bone marrow derived MSC, function to support blood forming cells and secrete anti-inflammatory factors.
M2 anti-inflammatory macrophages	Specialized blood cells that remove damaged tissue and bacteria and secrete anti-inflammatory factors.
Open-label Clinical Trial	A trial in which both the treating physician and the patient know whether they are receiving the experimental treatment or control/placebo treatment.
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