Form 10-Q
period 2012-09-30
AASTROM BIOSCIENCES INC
filed 2012-11-08
CIK 887359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012,

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

Large accelerated filer - ☐	Accelerated filer - ☒

Non-accelerated filer - ☐	Smaller reporting company - ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes - ☐        No - ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	43,783,559
(Class)	Outstanding at October 31, 2012

AASTROM BIOSCIENCES, INC.

QUARTERLY REPORT ON FORM 10-Q

		Page

PART I — FINANCIAL INFORMATION		3

Item 1.	Financial Statements (Unaudited):	3

	Condensed Consolidated Balance Sheets as of December 31, 2011 and September 30, 2012 .	3

	Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2011 and 2012 and for the period from March 24, 1989 (Inception) to September 30, 2012	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2012 and for the period from March 24, 1989 (Inception) to September 30, 2012	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II — OTHER INFORMATION		18

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	18

Signature		19

Exhibit Index		20

Glossary		21

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands)

	December 31,	September 30,
	2011	2012
ASSETS

Current assets:
Cash and cash equivalents	$5,530	$21,089
Receivables	9	9
Other current assets	636	364
Total current assets	6,175	21,462
Property and equipment, net	1,564	1,246
Total assets	$7,739	$22,708

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$2,963	$3,244
Accrued employee benefits	1,042	742
Current portion of long-term debt	40	40
Warrant liabilities	16,625	2,954
Total current liabilities	20,670	6,980
Long-term debt	40	9
Total liabilities	20,710	6,989
Series B-1 non-voting convertible preferred stock, no par value; shares authorized and reserved — 39, at September 30, 2012, shares issued and outstanding — zero	—	2,668
Series B-2 voting convertible preferred stock, no par value; shares authorized and reserved — 39 at September 30, 2012, shares issued and outstanding —12, at September 30, 2012	—	37,690
Total convertible preferred stock	—	40,358
Shareholders’ deficit:
Common stock, no par value; shares authorized — 150,000; shares issued and outstanding — 38,635 and 43,784, respectively	228,877	242,771
Deficit accumulated during the development stage	(241,848)	(267,410)
Total shareholders’ deficit	(12,971)	(24,639)
Total liabilities, convertible preferred stock and shareholders’ deficit	$7,739	$22,708

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,		March 24, 1989 (Inception) to September 30,
	2011	2012	2011	2012	2012

Revenues:
Product sales and rentals	$9	$—	$18	$2	$1,879
Research and development agreements	—	—	—	—	2,105
Grants	—	—	—	—	9,901
Total revenues	9	—	18	2	13,885
Costs and expenses:
Cost of product sales and rentals	2	—	4	2	3,043
Research and development	5,750	6,147	15,426	20,012	210,717
Selling, general and administrative	1,696	2,138	5,794	6,131	90,979
Total costs and expenses	7,448	8,285	21,224	26,145	304,739
Loss from operations	(7,439)	(8,285)	(21,206)	(26,143)	(290,854)
Other income (expense):
Decrease in fair value of warrants	5,496	2,241	4,286	3,289	15,578
Other income	—	—	—	—	1,249
Interest income	12	14	48	40	10,812
Interest expense	(3)	(4)	(7)	(10)	(489)
Total other income	5,505	2,251	4,327	3,319	27,150
Net loss	(1,934)	(6,034)	(16,879)	(22,824)	(263,704)
Accretion of convertible preferred stock	—	1,218	—	2,738	3,706
Net loss attributable to common shareholders	$(1,934)	$(7,252)	$(16,879)	$(25,562)	$(267,410)
Net loss per share attributable to common shareholders (Basic and Diluted)	$(0.05)	$(0.17)	$(0.44)	$(0.63)
Weighted average number of common shares outstanding (Basic and Diluted)	38,632	43,336	38,624	40,331

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,		March 24, 1989 (Inception) to September 30,
	2011	2012	2012

Operating activities:
Net loss	$(16,879)	$(22,824)	$(263,704)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	464	487	7,985
Loss on property held for resale	—	—	110
Amortization of discounts and premiums on investments	—	—	(1,704)
Stock compensation expense	2,767	3,166	17,051
Decrease in fair value of warrants	(4,286)	(3,289)	(15,578)
Inventory write downs and reserves	—	—	2,240
Stock issued pursuant to license agreement	—	—	3,300
Provision for losses on accounts receivable	—	—	204
Changes in operating assets and liabilities:
Receivables	16	—	(258)
Inventories	—	—	(2,335)
Other current assets	(196)	272	(344)
Accounts payable and accrued expenses	(452)	281	3,012
Accrued employee benefits	218	(300)	742
Net cash used for operating activities	(18,348)	(22,207)	(249,279)

Investing activities:
Organizational costs	—	—	(73)
Purchase of short-term investments	—	—	(217,041)
Maturities of short-term investments	—	—	218,745
Property and equipment purchases	(803)	(169)	(7,386)
Proceeds from sale of property held for resale	—	—	400
Net cash used for investing activities	(803)	(169)	(5,355)

Financing activities:
Net proceeds from issuance of preferred stock	—	37,620	89,267
Net proceeds from issuance of common stock and warrants	32	346	185,054
Payments received for stock purchase rights and other, net	—	—	3,500
Proceeds from long-term debt	—	—	751
Principal payments under long-term debt obligations	(182)	(31)	(2,831)
Other, net	—	—	(18)
Net cash provided by (used for) financing activities	(150)	37,935	275,723

Net increase (decrease) in cash and cash equivalents	(19,301)	15,559	21,089

Cash and cash equivalents at beginning of period	31,248	5,530	—

Cash and cash equivalents at end of period	$11,947	$21,089	$21,089

Supplemental cash flow information (non-cash):
Accretion of convertible preferred stock	$—	$2,738	$3,706
Warrants exchanged for common stock	$—	$10,382	$10,382

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. The Company believes that it will have adequate liquidity to finance its planned operations, including development of its products and product candidates, via cash on hand as of September 30, 2012 of $21,089,000 until at least December 31, 2012. While the Company’s budgeted cash usage and operating plan for 2012 does not currently contemplate taking additional actions to reduce the use of cash over the next three months, the Company could, if necessary, delay or forego certain budgeted discretionary expenditures such as anticipated hiring plans or certain non-critical research and development expenditures, as well as slow down or delay certain clinical trial activity (without jeopardizing our Phase 3 clinical trial for CLI). While the Company could sell shares through an At the Market Sales Agreement (ATM) to raise additional capital, there are certain factors, such as volume of trading in our stock, our stock price and the ability to terminate the agreement with notice, which could limit the amount the Company could raise in a short period of time. On a longer-term basis, the Company will need to raise additional funds in order to complete product development programs and complete clinical trials needed to market and commercialize these products. The Company cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact the Company’s ability to raise additional capital and its overall success include: the rate and degree of progress for product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the United States and other countries, the liquidity and market volatility of the Company’s equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors. If the Company cannot raise such funds, it may not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would likely have a material adverse impact on the Company’s business, financial condition and results of operations.  As a result of the need to raise additional capital, there is uncertainty regarding our ability to maintain liquidity sufficient to operate the business effectively over at least the next twelve months, which raises substantial doubt as to our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   Basis of Presentation

The condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year or for any other period.  The December 31, 2011 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

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

During the nine months ended September 30, 2012, the Company granted 4,507,445 service-based options to purchase common stock.  These options were granted with exercise prices equal to or greater than the fair market value of the Company’s stock at the grant date, vest over four years and expire after ten years.  The weighted average grant-date fair value of service-based options granted under the Company’s Option Plan during the nine months ended September 30, 2011 and 2012 was $1.54 and $1.25, respectively.

The net compensation costs recorded for the service-based stock options related to employees and directors were $1,127,000 and $3,166,000 for the quarter and nine months ended September 30, 2012, respectively, compared to $919,000 and $2,767,000 for the corresponding periods ended September 30, 2011.

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

	Nine Months Ended September 30,
Service-Based Stock Options	2011	2012

Expected dividend rate	0%	0%
Expected stock price volatility	72.9% - 78.9%	72.9% - 74.9%
Risk-free interest rate	1.7% - 2.7%	0.9% -1.5%
Expected life (years)	6.0 - 6.3	6.0 - 6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	8,079,667	$2.38	8.4	$674,000
Granted	4,507,445	$2.36
Exercised	(144,167)	$1.48		$52,000
Cancelled	(1,057,700)	$2.03
Forfeited or expired	(828,432)	$2.20
Outstanding at September 30, 2012	10,556,813	$2.43	8.4	$206,000
Exercisable at September 30, 2012	3,727,232	$2.75	7.3	$119,000

As of September 30, 2012 there was $6,603,000 of total unrecognized compensation cost related to non-vested service-based stock options granted under the Option Plan.  That cost is expected to be recognized over a weighted-average period of 3.0 years.

The total fair value of options vested during the nine months ended September 30, 2011 and 2012 was $1,582,000 and $2,136,000, respectively.

4.   Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings.  The following warrants were outstanding at September 30, 2012, and include provisions that could require cash settlement of the warrants or have anti-dilution price protection provisions requiring each to be recorded as liabilities of the Company at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as non-cash income or expense in the Company’s statement of operations in each subsequent period:

(i)                              warrants to purchase an aggregate of 740,131 shares of the Company’s common stock, issued on October 17, 2007 in connection with the Company’s registered direct offering, exercisable from April 18, 2008 through April 17, 2013 at an exercise price of $12.72 per share, all of which remained outstanding as of September 30, 2012;

(ii)                           Class A warrants to purchase an aggregate of 4,882,228 shares of the Company’s common stock, issued on January 21, 2010 in connection with the Company’s registered public offering, exercisable for a five year period commencing on July 21, 2010 at an exercise price of $2.48 per share (as adjusted for the anti-dilution provision triggered by the close of the Company’s exchange program for the December 2010 warrants, as described below, and usage of the ATM during the third quarter), 4,525,978 of which remained outstanding as of September 30, 2012; and

(iii)                        warrants to purchase an aggregate of 10,000,000 shares of the Company’s common stock, issued on December 15, 2010 in connection with the Company’s registered public offering (December 2010 warrants), exercisable for a five year period commencing on December 15, 2010 at an exercise price of $1.75 per share (as adjusted from $3.22 per share for the anti-dilution provision triggered by usage of the Company’s ATM during the third quarter). On June 27, 2012, the Company announced the closing of a common stock exchange program for the remaining December 2010 warrants, which was completed on July 27, 2012, resulting in the issuance of 4,845,949 shares of common stock in exchange for 9,691,900 warrants.  As of September 30, 2012, 308,100 December 2010 warrants remained outstanding.

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

October 2007 Warrants	December 31, 2011	September 30, 2012
Closing stock price	$1.82	$1.63
Expected dividend rate	0%	0%
Expected stock price volatility	93.6%	56.2%
Risk-free interest rate	0.1%	0.2%
Expected life (years)	1.25	0.50

January 2010 Class A Warrants	December 31, 2011	September 30, 2012
Closing stock price	$1.82	$1.63
Expected dividend rate	0%	0%
Expected stock price volatility	86.1%	73.6%
Risk-free interest rate	0.5%	0.3%
Expected life (years)	3.50	2.75

December 2010 Warrants	December 31, 2011	September 30, 2012
Closing stock price	$1.82	$1.63
Expected dividend rate	0%	0%
Expected stock price volatility	83.6%	70.7%
Risk-free interest rate	0.6%	0.4%
Expected life (years)	3.96	3.21

The following table summarizes the change in the estimated fair value of the Company’s warrant liabilities (in thousands):

Warrant Liabilities
Balance at December 31, 2011	$16,625
Warrants exchanged for common stock	(10,382)
Decrease in fair value	(3,289)
Balance at September 30, 2012	$2,954

5.   Series B Convertible Preferred Stock

On March 9, 2012, the Company completed the sale of 12,308 shares of Series B-1 Non-Voting Convertible Preferred Stock (Series B-1 Preferred Stock) at an offering price of $3,250 per share. The Company received $37,620,000 in net proceeds from the sale of the shares of Series B-1 Preferred Stock, after offering expenses.  In addition to the Series B-1 Preferred Stock, which was issued at the closing, the Company also authorized Series B-2 Voting Convertible Preferred Stock (Series B-2 Preferred Stock).  The Series B-1 Preferred Stock and Series B-2 Preferred Stock collectively are referred to as the Series B Preferred Stock. The Series B-1 Preferred Stock is not entitled to vote on matters on which the common shareholders are generally entitled to vote. The Series B-2 Preferred Stock are entitled to vote with the holders of the common stock as a single class, with each share of Series B-2 Preferred Stock having the number of votes equal to the number of shares of common stock issuable upon conversion of such Series B-2 Preferred Stock.  On May 3, 2012, shareholder approval was obtained in accordance with Nasdaq Marketplace Rule 5635(b), which allowed the holder of Series B-1 Preferred Stock to exchange all of the then outstanding shares for shares of Series B-2 Preferred Stock on a one-for-one basis.  The Series B Preferred Stock will, with respect to dividend rights and rights on liquidation, winding-up and dissolution, rank on parity with any other class or series of the Company capital stock that the Company may issue in the future which is designated as being on parity with the Series B Preferred Stock, and rank senior to our common stock and Series A preferred stock (45,000 shares authorized and zero issued and outstanding). The Series B Preferred Stock is convertible, at the option of the holder thereof at any time after the five year anniversary of the closing of the offering, into shares of common stock at a conversion price of $3.25 per share of common stock. At any time after the five year anniversary of issuance, the Company may elect to convert any or all outstanding shares of Series B Preferred Stock into shares of our common stock, subject to certain limitations.  Dividends on the Series B Preferred Stock will be cumulative and compound daily, at a rate of 11.5% per annum, payable upon conversion, liquidation, redemption or other similar events, and payable in cash or Series B-1 Preferred Stock until the five year anniversary of issuance.  Following the five year anniversary of issuance and until the earlier of the tenth anniversary of the issuance and the date no Series B Preferred Stock remain outstanding, dividends will accrue at a rate of 8% per annum and will be payable in cash or Series B-1 Preferred Stock, at our option.  Unless prohibited by Michigan law governing distributions to shareholders, the Series B-1 Preferred Stock shall be redeemable at the option of holder of the Series B-1 Preferred Stock commencing at any time after the five year anniversary of issuance, liquidation, winding up, dissolution or other similar events, subject to certain terms and limitations.

The Series B Preferred Stock does not, in its entirety, require liability classification and has been evaluated for embedded features to determine if those features require bifurcation and separate classification as derivative liabilities. The Series B Preferred Stock host contract was evaluated for equity or mezzanine classification based upon the nature of the redemption and conversion features. Generally, any feature that could require cash redemption for matters not within the Company’s control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. The Series B Preferred Stock has been recorded as mezzanine of the Condensed Consolidated Balance Sheets and will be accreted to its redemption value through charges to stockholders’ deficit using the effective interest method.

The carrying value of the Series B-1 Preferred Stock presented as mezzanine in the consolidated financial statements is $2,668,000, as of September 30, 2012.  As of September 30, 2012, there are no outstanding shares of Series B-1 Preferred Stock; however, as the Series B-1 Preferred Stock dividends can be redeemed for cash, the Company is required to accrete to the carrying value of the Series B-1 Preferred Stock to its redemption value of $31,102,000 by charges to accumulated deficit using the effective interest method.  Such accretion for the nine months ended September 30, 2012 amounted to $2,668,000. The redemption value is determined by the greater of the conversion price of the Series B-1 Preferred Stock or the common stock price, multiplied by the total accumulated dividends at the five year anniversary of issuance.

6.   Net Loss Per Common Share

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

Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options, warrants and preferred stock) that have been excluded from the computations of diluted net loss per common share at September 30, 2011 and 2012 were 23,448,500 and 29,260,000, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in 1989 and are a regenerative medicine company focused on the development of innovative cell therapies to repair or regenerate damaged or diseased tissues.  We are developing patient-specific, expanded multicellular therapies for use in the treatment of severe, chronic ischemic cardiovascular diseases.  We believe ixmyelocel-T (the generic name for our multicellular therapy) is a disease modifying therapy with multi-functional properties including: tissue remodeling, immuno-modulation and the promotion of angiogenesis.  Our proprietary cell-manufacturing technology enables the manufacture of multicellular therapies, expanded from an adult patient’s own bone marrow, and delivered directly to damaged tissues.  Preclinical and clinical data suggest that ixmyelocel-T may be effective in treating patients with severe, chronic ischemic cardiovascular diseases such as critical limb ischemia (CLI), the most severe form of peripheral arterial disease (PAD).  Preliminary data utilizing ixmyelocel-T in dilated cardiomyopathy (DCM) have provided indications of both efficacy and safety.  Over 200 patients have been treated in recent clinical trials using ixmyelocel-T (over 400 patients safely treated since our inception). In November 2011, we released positive Phase 2b data from our RESTORE-CLI clinical trial and launched our pivotal Phase 3 REVIVE trial in CLI in February 2012.  During the fourth quarter, we plan to launch a randomized, placebo-controlled, double-blinded Phase 2b ixCELL-DCM trial.

Our Therapy

Ixmyelocel-T is a patient-specific, expanded multicellular therapy developed using our proprietary, fully-closed, automated processing system.  Ixmyelocel-T is a product derived from an adult patient’s own bone marrow but it is significantly enhanced compared with the original bone marrow.  Our process enhances the patient’s bone marrow mononuclear cells by expanding the mesenchymal stromal cells and M2 anti-inflammatory macrophages while retaining many of the hematopoietic cells. These cell types, known to regulate the immune response, are important in the resolution of pathologic inflammation and tissue repair.  The manufacture of our patient-specific, expanded multicellular therapies is done under current Good Manufacturing Practices (cGMP) and current Good Tissue Practices (cGTP) guidelines required by the U.S. Food and Drug Administration (FDA).

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

Clinical Development Programs

Our clinical development programs are focused on addressing areas of high unmet medical needs in severe, chronic ischemic cardiovascular diseases.  We have completed a successful Phase 2b clinical trial in CLI.  We have reached agreement with the FDA on Chemistry, Manufacturing and Control (CMC) which allowed us to launch our pivotal Phase 3 REVIVE clinical trial in the first quarter of 2012 with a protocol approved by the FDA through the Special Protocol Assessment (SPA) process.  Our CLI development program has also received Fast Track Designation from the FDA.  We have completed our Phase 1/2 clinical trials in DCM and plan to launch a randomized, placebo-controlled, double-blinded Phase 2b ixCELL-DCM trial in the fourth quarter of 2012.  Our DCM development program has received Orphan Disease Designation from the FDA.

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

Critical Limb Ischemia

Background

CLI is the most serious and advanced stage of peripheral arterial disease (PAD) resulting from chronic inflammation and lipid accumulation.  PAD is a chronic atherosclerotic disease that progressively restricts blood flow in the limbs and can lead to serious medical complications.  This disease is often associated with other serious clinical conditions including hypertension, cardiovascular disease, dyslipidemia, diabetes, obesity and stroke.  CLI is used to describe patients with the most severe form of PAD: those with chronic ischemia-induced pain (even at rest) or tissue loss (ulcers or gangrene) in the limbs, often leading to amputation and death.  Many CLI patients are considered “unsuitable for revascularization” (formerly “no option”) patients as they have exhausted all other treatment options with the exception of amputation. The one-year and four-year mortality rates for CLI patients that are unsuitable for revascularization that progress to amputation are approximately 25% and 70%, respectively. Ixmyelocel-T, our disease modifying therapy with multiple functions, has shown significant promise in the treatment of CLI patients with existing tissue loss and unsuitable for revascularization.  Currently, there are an estimated 250,000 CLI patients that are unsuitable for revascularization in the U.S.

Phase 2b Clinical Program — RESTORE CLI

Our U.S. Phase 2b RESTORE-CLI program was a multi-center, randomized, double-blind, placebo-controlled clinical trial.  This clinical trial was designed to evaluate the safety and efficacy of ixmyelocel-T in the treatment of patients with CLI that are unsuitable for revascularization.  It was the largest multi-center, randomized, double-blind, placebo-controlled cellular therapy study ever conducted in CLI patients.  We completed enrollment of this trial in February 2010 with a total of 86 patients at 18 sites across the United States, with the last patient treated in March 2010.  These patients were followed for a period of 12 months after treatment.  In addition to assessing the safety of our product, efficacy endpoints included time to first occurrence of treatment failure — the trial’s primary efficacy end-point — (defined as major amputation, all-cause mortality, doubling in wound surface area and de novo gangrene), amputation-free survival (defined as major amputation and all-cause mortality), major amputation rates, level of amputation, wound healing, patient quality of life and pain scores.  The primary purpose of the trial was to assess performance of our therapy and, if positive, prepare for a Phase 3 program.

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

Phase 3 Clinical Program — REVIVE

In February 2012, several principal investigators participating in the pivotal Phase 3 REVIVE clinical trial for patients with CLI that are unsuitable for revascularization began screening patients.  The first patient was randomized and aspirated in May 2012.  We had previously received Fast Track Designation from the FDA for use of ixmyelocel-T for CLI in October 2010 and reached agreement with the FDA on a Special Protocol Assessment (SPA) in July 2011.  The Phase 3 REVIVE Trial that we agreed to with the FDA under the SPA process includes 594 CLI patients with tissue loss (ulcers and gangrene) at baseline that are unsuitable for revascularization.  Patients will be randomized 1:1 and followed for 12 months for the primary efficacy endpoint of amputation-free survival.  Patients will be followed for an additional 6 months for safety.  We anticipate that enrollment will occur at approximately 100 sites across the U.S.

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

In February 2007, the FDA granted Orphan Drug Designation to ixmyelocel-T for the treatment of DCM.  Our DCM development program is currently in Phase 2.  We recently completed follow up on two U.S. Phase 1/2 trials investigating surgical and catheter-based delivery for our product in the treatment of DCM.  The final results from these Phase 1/2 clinical trials were presented at the Society for Cardiovascular Angiography and Interventions (SCAI) meeting on May 10, 2012.  We will launch a randomized, placebo-controlled, double-blinded Phase 2b ixCELL-DCM trial using catheter delivery in 108 ischemic DCM patients in the U.S. in the fourth quarter of 2012.

Surgical Trial Program — DCM

We completed enrollment of 40 ischemic and non-ischemic DCM patients in the IMPACT-DCM clinical trial in January 2010 and the final patient was treated in March 2010. Participants in the IMPACT-DCM clinical trial were required to have New York Heart Association (NYHA) functional class III or IV heart failure, a left ventricular ejection fraction (LVEF) of less than or equal to 30% (60-75% is typical for a healthy person), and meet other eligibility criteria, including optimized medical therapy.  Patients were randomized in an approximate 3:1 ratio of treatment to control group.  Patients in the treatment group received our therapy through direct injection into the heart muscle during minimally invasive-surgery (involving a chest incision of approximately 2 inches). The primary objective of this study was to assess the safety of ixmyelocel-T in patients with DCM.  Efficacy measures include cardiac dimensions and tissue mass, cardiac function (e.g. cardiac output, LVEF, cardiopulmonary exercise testing parameters), cardiac perfusion and viability, as well as other efficacy endpoints.  NYHA functional class and quality of life are also assessed.  Patients were followed for 12 months after treatment with an additional 2 year follow-up phone call recently completed in all patients.

Catheter Trial Program — DCM

The Catheter-DCM clinical trial was designed to explore catheter-based direct injection delivery of ixmyelocel-T to treat DCM patients. This multi-center, randomized, controlled, prospective, open-label, Phase 2 study enrolled patients DCM at clinical sites across the United States.

We reported final 12-month results from the Catheter-DCM Phase 2 trial at the SCAI 2012 Scientific Sessions on May 10, 2012.  The trial included 22 ischemic DCM (IDCM) and non-ischemic DCM (NIDCM) patients with a NYHA heart failure class of III or IV, or moderate to severe heart failure, and a left ventricular ejection fraction of 30 percent or less, which is a measure of how much blood leaves the heart with each pump. Patients were randomized to receive an injection of the treatment into their heart muscles or to a control group, and were followed at three, six and 12 months. After 12 months, no procedural complications and no difference in adverse events were reported among patients who received the treatment and the control group. IDCM patients who received the cell treatment had a lower mean number of major adverse cardiac events (MACE) (0.22 compared to 1.67 in the control group). IDCM patients who received the treatment were more likely to see improvement in NYHA class, six-minute walking distance and ejection fraction, compared to those in the control group.  No consistent trends were noted in NIDCM patients.  In the fourth quarter, we will launch a randomized, placebo-controlled, double-blind Phase 2b ixCELL-DCM trial in for 108 ischemic DCM patients in the U.S. and using catheter administration.

Results of Operations

Research and development expenses increased to $6,147,000 for the quarter ended September 30, 2012 from $5,750,000 for the quarter ended September 30, 2011.  For the nine months ended September 30, 2012, research and development expense increased to $20,012,000 from $15,426,000 during the same period a year ago.  The increases are due to initial enrollment for the Phase 3 clinical program for ixmyelocel-T, including increased employee costs, clinical site identification and initiation, as well as certain regulatory expenses.

Our major ongoing research and development programs are focused on the clinical development of ixmyelocel-T for treatment of severe, chronic cardiovascular diseases.  The following table summarizes the approximate allocation of cost for our research and development projects (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Critical Limb Ischemia	$4,562	$5,057	$11,067	$16,850
Dilated Cardiomyopathy	1,183	1,090	4,328	3,162
Other	5	—	31	—
Total research and development expenses	$5,750	$6,147	$15,426	$20,012

Selling, general and administrative expenses increased to $2,138,000 for the quarter ended September 30, 2012 compared to $1,696,000 for the quarter ended September 30, 2011.  For the nine months ended September 30, 2012, selling, general and administrative expenses increased to $6,131,000 from $5,794,000 during the same period a year ago.  The increases are due to non-cash stock-based compensation, and legal and consulting expenses.

The income related to the non-cash change in fair value of warrants was $2,241,000 for the quarter ended September 30, 2012 compared to $5,496,000 for the quarter ended September 30, 2011.  For the nine months ended September 30, 2012, the non-cash change in the fair value of warrants was $3,289,000 compared to $4,286,000 for the same period a year ago.  The fluctuations in both periods are mainly due to the changes in the fair value of our stock price as well as the exchange of the December 2010 warrants for common stock which reduced the total warrants outstanding.  Fluctuations in the fair value of warrants in future periods could result in significant non-cash adjustments to the condensed consolidated financial statements, however any income or expense recorded will not impact our cash and cash equivalents, operating expenses or cash flows.

The non-cash accretion of convertible preferred stock for the quarter and nine months ended September 30, 2012, was $1,218,000 and $2,738,000, respectively, compared to zero for the same periods a year ago.  The Series B-1 Preferred Stock was issued in March 2012 and is accreted to its redemption value through charges to stockholders’ deficit using the effective interest method.

Our net loss attributable to common shareholders was $7,252,000, or $0.17 per share, for the quarter ended September 30, 2012 compared to $1,934,000, or $0.05 per share, for the quarter ended September 30, 2011.  For the nine months ended September 30, 2012, our net loss was $25,562,000, or $0.63 per share, compared to $16,879,000, or $0.44 per share, for the same period a year ago.  The increases in our net loss are primarily due to the non-cash change in the fair value of warrants, non-cash accretion of our convertible preferred stock, and increases in research and development expenses.

Non-cash stock-based compensation expense included in research and development expenses and general, selling and administrative expenses is summarized in the following table (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Research and development	$592	$624	$1,627	$1,823
General, selling and administrative	327	503	1,140	1,343
Total non-cash stock-based compensation expense	$919	$1,127	$2,767	$3,166

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

We expect that we will need to raise significant additional funds or pursue strategic transactions or other strategic alternatives in order to complete our product development programs, complete clinical trials needed to market and commercialize our products. To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue to seek to obtain the required capital in a similar manner. As a development stage company, we have never been profitable and do not anticipate having net income unless significant product sales commence. With respect to our current activities, such sales are not likely to occur until we obtain additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products. Through September 30, 2012, we had accumulated a net loss attributable to common shareholders of approximately $267,410,000. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, commence product sales or complete additional corporate partnering or acquisition transactions.

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

Our cash and cash equivalents totaled $21,089,000 at September 30, 2012, an increase of $15,559,000 from December 31, 2011. During the nine months ended September 30, 2012, the primary uses of cash and cash equivalents included $22,207,000 for our operations and working capital requirements in preparation for the Phase 3 clinical program for ixmyelocel-T.  As of September 30, 2012 we had $20,639,000 of cash deposited into an Insured Cash Sweep (ICS) program which is administered by Bank of New York Mellon.  This program maximizes our Federal Deposit Insurance Company (FDIC) coverage by dividing our ICS funds into amounts under the standard FDIC maximum and places these amounts with other ICS Network member banks (each an FDIC-insured institute).  These funds are placed in savings accounts at the member banks earning interest while still maintaining insurance coverage.

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

We believe that we have adequate liquidity to finance our operations, including development of our products and product candidates, via our cash and cash equivalents on hand as of September 30, 2012 until at least December 31, 2012. While our budgeted cash usage and operating plan for 2012 does not currently contemplate taking additional actions to reduce the use of cash over the next three months, we could, if necessary, delay or forego certain budgeted discretionary expenditures such as anticipated hiring plans or certain non-critical research and development expenditures, as well as slow down or delay certain clinical trial activity (without jeopardizing our Phase 3 clinical trial for CLI). While we could sell shares through an At the Market Sales Agreement (ATM) in order to raise additional capital, there are certain factors, such as volume of trading in our stock, our stock price and the ability to terminate the agreement with notice, which could limit the amount we could raise in a short period of time. On a longer-term basis, we will need to raise additional funds in order to complete product development programs and complete clinical trials needed to market and commercialize these products. We cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact our ability to raise additional capital and our overall success include: the rate and degree of progress for our product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the United States and other countries, the liquidity and market volatility of our equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors. If we cannot raise such funds, we will not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would have a material adverse impact on our business, financial condition and results of operations.  As a result of the need to raise additional capital, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively over at least the next twelve months, which raises substantial doubt as to our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

At September 30, 2012, we were not party to any off-balance sheet arrangements.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2012, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on their evaluation, our management, including our Chief Executive Office and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On July 30, 2012, the Company announced the results of its previously announced offer to exchange (the “Exchange Offer”) any warrant to purchase shares of common stock, no par value per share, of the Company issued in connection with the Company’s December 2010 public offering, that was tendered and accepted, for shares of the Company’s common stock.  Such Exchange Offer was made upon the terms and subject to the conditions set forth in the Company’s offer to exchange, dated June 28, 2012, and in the related Exchange Offer materials filed as exhibits to the Tender Offer Statement on Schedule TO originally filed with the Securities and Exchange Commission on June 28, 2012, as amended. The Exchange Offer expired at 5:00 p.m., Eastern Standard Time, on Friday, July 27, 2012.

The issuance of shares of Common Stock in the warrant exchanges pursuant to the Offer was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(9) of the Securities Act. No proceeds were received and no commissions were paid by the Company in connection with the Exchange Offer.

Item 6.   Exhibits

The Exhibits listed in the Exhibit Index immediately following the Signature, are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2012
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

Autologous (Patient Specific)	Originating from the patient receiving treatment. (Aastrom uses only autologous cells).
BLA — Biologics License Application	An application containing product safety, efficacy and manufacturing information required by the FDA to market biologics products in the U.S.
CLI — Critical Limb Ischemia	An atherosclerotic vascular disease characterized by insufficient blood flow in the lower extremities that causes severe pain, tissue loss or both.
CMC — Chemistry, Manufacturing and Control	The composition, manufacture, and control of the drug substance and the drug product. It is information on the identification, quality, purity, and strength of the investigational product.
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