Form 10-K
period 2012-12-31
AASTROM BIOSCIENCES INC
filed 2013-03-18
CIK 887359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2012

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22025

Aastrom Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Michigan	94-3096597
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

24 Frank Lloyd Wright Drive, Lobby K

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock, no par value (“Common Stock”), held by non-affiliates of the registrant (based on the closing sales price of the Common Stock as reported on the NASDAQ Capital Market) on June 29, 2012 was approximately $91,121,948. This computation excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding shares of Common Stock, since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2013, 45,664,079 shares of Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference
Proxy Statement for the Annual Meeting of Shareholders scheduled for May 2, 2013	Items 10, 11, 12, 13 and 14 of Part III

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

General Information

We were incorporated in 1989 and are a regenerative medicine company focused on the development of innovative cell therapies to repair or regenerate damaged or diseased tissues.  We are developing patient-specific, expanded multicellular therapies for use in the treatment of severe, chronic ischemic cardiovascular diseases.  We believe ixmyelocel-T (the generic name for our multicellular therapy) is a disease modifying therapy with multi-functional properties including: tissue remodeling, immuno-modulation and the promotion of angiogenesis.  Our proprietary cell-manufacturing technology enables the manufacture of multicellular therapies, expanded from an adult patient’s own bone marrow, to be delivered directly to damaged tissues.  Preclinical and clinical data suggest that ixmyelocel-T may be safe and effective in treating patients with severe, chronic ischemic cardiovascular diseases such as critical limb ischemia (CLI), the most severe form of peripheral arterial disease (PAD), and dilated cardiomyopathy (DCM), the third leading cause of heart failure.  Over 200 patients have been treated in recent clinical trials using ixmyelocel-T, and over 400 patients safely treated since our inception.  In November 2011, we released positive Phase 2b data from our RESTORE-CLI clinical trial and launched our pivotal Phase 3 REVIVE trial in CLI in February 2012.  During the fourth quarter of 2012, we launched a randomized, placebo-controlled, double-blinded Phase 2b ixCELL-DCM trial for patients with ischemic DCM.

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

Multicellular — we believe the multiple cell types in ixmyelocel-T, which are normally found in bone marrow — but in smaller quantities — possess the key functions required for reducing chronic inflammation, immuno-modulation, and the promotion of angiogenesis.  By reducing inflammation, we believe ixmyelocel-T provides the ideal conditions to allow for the growth of new tissue and blood vessels.

Minimally invasive — our procedure for taking bone marrow (an “aspirate”) can be performed in an out-patient setting and takes approximately 15 minutes.  For diseases such as CLI, the administration of ixmyelocel-T is performed in an out-patient setting (e.g., a physician’s office) in a one-time, approximately 20 minute procedure.  For DCM, injection is performed in the cardiac catheterization laboratory.  A catheter, similar to those used for balloon angioplasty and stenting is inserted and 12-20 direct injections to the heart muscle are performed.  This is also a one-time procedure.

Safe — bone marrow and bone marrow-derived therapies have been used safely and efficaciously in medicine for over three decades.  Our product, ixmyelocel-T, a bone marrow-derived, patient-specific, expanded multicellular therapy, leverages this body of scientific study and medical experience, and appears well tolerated in over 400 patients treated to date.

Cell Composition

The following graphic summarizes the key cell types that are expanded from the starting bone marrow to the final ixmyelocel-T product:

Ixmyelocel-T is the only product known to have expanded the anti-inflammatory M2 macrophages.  We believe that our therapy is best suited for chronic, ischemic diseases with significant inflammation.  Our multi-cellular therapy could be ideal to modulate the inflammation and allow for remodeling of ischemic tissue and angiogenesis.

Manufacturing Process

Our therapy is produced at our cell manufacturing facility in the United States, located at our headquarters in Ann Arbor, Michigan.

The following graphic summarizes the treatment process:

Clinical Development Programs

Our clinical development programs are focused on addressing areas of high unmet medical needs in severe, chronic ischemic cardiovascular diseases.  We have completed a successful Phase 2b clinical trial in CLI.  We have reached agreement with the FDA on Chemistry, Manufacturing and Control (CMC) which allowed us to launch our pivotal Phase 3 REVIVE clinical trial in the first quarter of 2012 with a protocol approved by the FDA through the Special Protocol Assessment (SPA) process.  Our CLI development program has also received Fast Track Designation from the FDA.  We have completed our Phase 1/2 clinical trials in DCM and launched a randomized, placebo-controlled, double-blinded Phase 2b ixCELL-DCM trial in the fourth quarter of 2012.  Our DCM development program has received Orphan Disease Designation from the FDA.

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

Critical Limb Ischemia

Background

CLI is the most serious and advanced stage of peripheral arterial disease (PAD) resulting from chronic inflammation and lipid accumulation.  PAD is a chronic atherosclerotic disease that progressively restricts blood flow in the limbs and can lead to serious medical complications.  This disease is often associated with other serious clinical conditions including hypertension, cardiovascular disease, dyslipidemia, diabetes, obesity and stroke.  CLI is used to describe patients with chronic ischemia-induced pain (even at rest) or tissue loss (ulcers or gangrene) in the limbs, often leading to amputation and death.  Many CLI patients are considered “unsuitable for revascularization” (formerly “no option”) patients as they have exhausted all other reasonable treatment options and will likely require amputation.  The one-year and four-year mortality rates for CLI patients that are unsuitable for revascularization that progress to amputation are approximately 25% and 70%, respectively.  Ixmyelocel-T, our disease modifying therapy with multiple functions, has shown significant promise in the treatment of CLI patients with existing tissue loss that are unsuitable for revascularization.  Currently, there are an estimated 250,000 CLI patients that are unsuitable for revascularization in the U.S.

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

Current treatments for DCM patients are limited to heart transplantation and placement of left ventricular assist devices (LVADs).  There are less than 2,500 heart transplantations in the U.S. each year.  Many DCM patients are not eligible and transplants are extremely expensive at an estimated cost of over $1 million.  LVADs are also expensive at an estimated cost of over $175,000 and have a mortality rate of 50% at two years.

In February 2007, the FDA granted Orphan Drug Designation to ixmyelocel-T for the treatment of DCM.  Our DCM development program is currently in Phase 2b.  We recently completed follow up on two U.S. Phase 1/2 trials investigating surgical and catheter-based delivery for our product in the treatment of DCM.  The final results from these Phase 1/2 clinical trials were presented at the Society for Cardiovascular Angiography and Interventions (SCAI) meeting on May 10, 2012.

Surgical Trial Program — DCM

We completed enrollment of 40 ischemic and non-ischemic DCM patients in the IMPACT-DCM clinical trial in January 2010 and the final patient was treated in March 2010.  Participants in the IMPACT-DCM clinical trial were required to have New York Heart Association (NYHA) functional class III or IV heart failure, a left ventricular ejection fraction (LVEF) of less than or equal to 30% (60-75% is typical for a healthy person), and meet other eligibility criteria, including optimized medical therapy.  Patients were randomized in an approximate 3:1 ratio of treatment to control group.  Patients in the treatment group received our therapy through direct injection into the heart muscle during minimally invasive-surgery (involving a chest incision of approximately 2 inches).  The primary objective of this study was to assess the safety of ixmyelocel-T in patients with DCM.  Efficacy measures included cardiac dimensions and tissue mass, cardiac function (e.g. cardiac output, LVEF, cardiopulmonary exercise testing parameters), cardiac perfusion and viability, as well as other efficacy endpoints.  NYHA functional class and quality of life were also assessed.  Patients were followed for 12 months after treatment with an additional 2 year follow-up phone call recently completed in all patients.

Catheter Trial Program — DCM

The Catheter-DCM clinical trial was designed to explore catheter-based direct injection delivery of ixmyelocel-T to treat DCM patients. This multi-center, randomized, controlled, prospective, open-label, Phase 2 study enrolled DCM patients at clinical sites across the United States.

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

Phase 2b Clinical Program — ixCELL-DCM

In February 2013, several sites began screening patients with ischemic DCM in the ixCELL-DCM trial, which is a randomized, double-blind, placebo-controlled clinical trial.  The first patient is expected to be randomized in April 2013.  The Phase 2b ixCell-DCM trial will enroll 108 ischemic DCM patients.  Patients will be randomized 1:1 and followed for 12 months for the primary efficacy endpoint of major adverse cardiac events (MACE), plus hospitalizations and emergency department visits.  Patients will be followed for an additional 12 months for safety.  We anticipate that enrollment will occur at approximately 30 sites across the U.S.

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

Research & Development

Our therapy is produced from the patient’s bone marrow using Aastrom’s proprietary manufacturing system.  The product is composed of a mixture of cell types normally found in bone marrow but at different quantities.  For example, the mesenchymal stromal cells, identified with the CD90+ cell surface marker, as well as monocytes and activated macrophages, identified with CD14 marker, are expanded approximately 50 and 200 fold, respectively, while other CD45+ mononuclear cells from the bone marrow remain during the manufacturing process.  We have demonstrated in the laboratory that the cells in our therapy are capable of multiple biological activities thought to play a critical role in repairing diseased and damaged tissues.  These activities include aspects of tissue remodeling, promotion of angiogenesis and resolution of inflammation.  In addition to these properties demonstrated in vitro, we have also shown that the therapy increases blood perfusion in both rat and mouse models of critical limb ischemia.  In addition to these initial preclinical observations, we have on-going preclinical studies designed to further characterize the mechanism of action of our product in the treatment of cardiovascular diseases.  This data supports our current clinical-stage research where we are exploring the use of our therapies to regenerate tissue in patients with CLI and DCM.

In addition, our proprietary cell manufacturing system has demonstrated the capability to produce other types of cells.  In the future, we may continue to explore the application of our manufacturing technology for the production of other cell types where there are potential opportunities to collaborate in the development of new cell therapies.

Patents and Proprietary Rights

Our success depends in part on our ability, and the ability of our licensors, to obtain patent protection for our products and processes.  We have exclusive rights to approximately 19 unexpired issued U.S. patents.  Eleven of these patents are material patents that protect our cellular therapy.  We own ten of these patents and one has been licensed exclusively from the University of Michigan.  These patents present various claims relating to (i) the composition of our cellular therapy, (ii) methods to manufacture or administer the cellular therapy, and (iii) the bioreactor device (the Aastrom Replicell System) that is used to make our product.  The number of U.S. patents of each type with expiration range is listed in the table below.

Patent Type	Number	Expiry (Years)
Composition of Matter	2	1 and 16
Methods	1	14
Bioreactor Device	7	1 - 2

Certain patent equivalents to the U.S. patents have also been issued in other jurisdictions including Australia, Japan, the Republic of Korea and Canada and under the European Patent Convention. In addition, we have filed applications for patents in the United States and equivalent applications in certain other countries claiming other aspects of our cell products and manufacturing processes.  Our most significant patent that protects the composition of the cellular therapy directly, “Mixed cell populations for tissue repair and separation technique for cell processing” (US Patent 7,871,605), was issued in January 2011 and will expire in 2029.  A divisional application of 7,871,605 for administration of this composition to patients was allowed by the USPTO in January 2012 and was issued in the April 2012 and will expire in 2027.  A second divisional application of 7,871,605 directed to the methods of manufacture of our cell compositions was issued in March 2013 and will expire in 2027.  Patents that protect our automated bioreactor device and culture system expire in 2015, but we will continue to rely on trade secrets and un-patentable know-how.

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

We expect that we will need to raise significant additional funds or pursue strategic transactions or other strategic alternatives in order to complete our product development programs, complete clinical trials needed to market our products, and commercialize our products.  To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue to seek to obtain the required capital in a similar manner.  As a development stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence.  With respect to our current activities, this is not likely to occur until we obtain significant additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products.  If we cannot raise such funds, we will not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would have a material adverse impact on our business, financial condition and results of operations.  As a result of the need to raise additional capital and a net capital deficiency, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively over at least the next twelve months, which raises substantial doubt as to our ability to continue as a going concern.  Through December 31, 2012, we have accumulated a net loss attributable to common shareholders of approximately $275,315,000.  We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

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

Our potential commercial products address a broad range of existing and emerging therapeutic markets, in which cell-based therapy is a new and as of yet, unproven, commercial strategy.  In a large part, we face primary competition from existing medical devices and drug products.  Some of our competitors have longer operating histories and substantially greater resources.  These include companies such as Baxter International, Inc. (Baxter), Biomet, Inc., Johnson & Johnson, Inc., Medtronic, Inc. (Medtronic), and others.

In the general area of cell-based therapies, we potentially compete with a variety of companies, most of whom are specialty medical products or biotechnology companies.  Some of these, such as Baxter, Johnson & Johnson, Medtronic and Miltenyi Biotec are well-established and have substantial technical and financial resources compared to ours.  However, as cell-based products are only just emerging as viable medical therapies, many of our most direct competitors are smaller biotechnology and specialty medical products companies.  These include Advanced Cell Technology, Inc., Cytomedix, Inc. (formerly Aldagen, Inc.), Arteriocyte Medical Systems, Inc., Athersys, Inc., Bioheart, Inc., Cytori Therapeutics, Inc., International Stem Cell Corporation, Neostem, Inc., Terumo Medical

Corporation (formerly Harvest Technologies Corporation), Mesoblast, Osiris Therapeutics, Inc., Pluristem, Inc. Stem Cells, Inc., Tengion, Inc. and others.

Employees

As of December 31, 2012, we employed 77 individuals on a full-time equivalent basis.  A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies.  None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Executive Officers

Name	Position	Age	Executive Officer Since
Dominick C. Colangelo	President and Chief Executive Officer	49	2013
Daniel R. Orlando	Chief Commercial Officer	47	2012
Ronnda L. Bartel, Ph.D.	Chief Scientific Officer	54	2010
Sharon M. Watling, Pharm.D.	Vice President Clinical Development	49	2011
Brian D. Gibson	Vice President of Finance	34	2011

Dominick C. Colangelo — Mr. Colangelo joined Aastrom in 2013 with more than twenty years of executive management and corporate development experience in the biopharmaceutical industry, including nearly a decade with Eli Lilly and Company.  Most recently, he was President and Chief Executive Officer of Promedior, Inc.  During his career, he has held a variety of executive positions of increasing responsibility in product development, pharmaceutical operations, sales and marketing, and corporate development.  He has extensive experience in the acquisition, development and commercialization of therapies to treat fibrovascular, metabolic and cardiovascular diseases.  During his tenure at Eli Lilly and Company, he held positions as Director of Strategy and Business Development for Lilly’s Diabetes Product Group and also served as a founding Managing Director of Lilly Ventures. Mr. Colangelo received his B.S.B.A. in Accounting, Magna Cum Laude, from the State University of New York at Buffalo and a J.D. degree, with Honors, from the Duke University School of Law.

Daniel R. Orlando — Mr. Orlando joined Aastrom as Chief Commercial Officer in August of 2012.  On December 14, 2012, Mr. Orlando served as interim CEO of Aastrom from December 2012 to March 2013.  He has more than 20 years of commercial product preparation and launch experience including leadership roles in sales, marketing and most recently as a vice president of business development for North and South America at Takeda Pharmaceuticals.  As an early employee at Takeda North America, he served as the original brand director for Actos, which became the #1 branded anti-diabetic agent in the U.S.  Mr. Orlando’s initial pharmaceutical experience came in progressively expanding roles in sales and marketing at Abbott Laboratories.  He holds an MBA from Florida Atlantic University and a BA in economics with Honors from the University of Florida.

Ronnda L. Bartel, Ph.D. — Dr. Bartel joined Aastrom in 2006 and is responsible for research, development, quality, IT, manufacturing and engineering operations.  Dr. Bartel has more than 20 years of research and product development experience and most recently was Executive Director, Biological Research at MicroIslet and Vice president, Scientific Development at StemCells, Inc. Earlier in her career, she was Senior Principal Scientist, Cell Biology at Advanced Tissue Sciences and was involved in the development and approval of two of the first three cell based products approved by the FDA.  She has also worked as Senior Director, Science and Technology at SRS Capital, LLC evaluating life science investments and has also held positions in clinical development, drug delivery, business development and manufacturing.  Dr. Bartel holds a Ph.D. in Biochemistry from the University of Kansas, completed postdoctoral work at the University of Michigan and received a B.A. in Chemistry and Biology from Tabor College.

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

Our former President and Chief Executive Officer, Timothy M. Mayleben, resigned from these positions in December 2012.

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

Risks Related to our Business

Our past losses and expected future losses cast doubt on our ability to continue as a going concern and operate profitably.

As of December 31, 2012, we have $13,638,000 of cash and cash equivalents.  This is not sufficient to sustain our operations for one year.  In light of our financial position, we are evaluating strategic and financial opportunities in the short-term in order to maintain adequate liquidity through December 31, 2013 and beyond.  Additionally, we could sell shares through an At the Market Sales Agreement (ATM) in order to raise additional capital, though there are certain factors, such as volume of trading in our stock, our stock price and the ability to terminate the agreement with notice, which could limit the amount we could raise in a short period of time.  On a longer term basis, we will need to raise additional funds in order to complete product development programs and complete clinical trials needed to market and commercialize our products.  We cannot be certain that such funding will be available on favorable terms, if at all.  Some of the factors that will impact our ability to raise additional capital and our overall success include: the rate and degree of progress for our product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the United States and other countries, the liquidity and market volatility of our equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors.  If we cannot raise such funds, we will not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would have a material adverse impact on our business, financial condition and results of operations.  As a result of the need to raise additional capital and a net capital deficiency, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively over at least the next twelve months, which raises substantial doubt as to our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were incorporated in 1989 and have experienced substantial operating losses since inception.  As of December 31, 2012, we have incurred a cumulative net loss attributable to common shareholders totaling approximately $275,315,000 and we have continued to incur losses since that date.  These losses have resulted principally from costs incurred in the research and development (including clinical trials) of our cell culture technologies and our cell manufacturing system, general and administrative expenses, and the prosecution of patent applications.  We expect to continue to incur significant operating losses over the next several years and at least until, and probably after, product sales increase, primarily owing to our research and development programs, including preclinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our products.  We cannot predict with any certainty the amount of future losses.  Our ability to achieve profitability will depend, among other things, on successfully completing the development of our product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components, acquisition and development of complementary activities and raising sufficient cash to fund our operating activities.  Therefore, we may not be able to achieve or sustain profitability.

We may not be able to raise the required capital to conduct our operations and develop and commercialize our products.

We will require substantial additional capital resources in order to conduct our operations, complete our product development programs, complete our clinical trials needed to market our products (including a Phase 3 clinical trial for CLI and a Phase 2b clinical trial for DCM), and commercialize these products and cell manufacturing facilities.  In order to grow and expand our business, to introduce our new product candidates into the marketplace and to acquire or develop complementary business activities, we will need to raise a significant amount of additional funds.  We will also need significant additional funds or a collaborative partner, or both, to finance the research and development activities of our cell product candidates for additional indications.  Accordingly, we are continuing to pursue additional sources of financing.

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

We entered into an At the Market Sales Agreement (ATM) on June 16, 2011, which allows us to raise approximately $20,000,000 through sales of our common stock from time to time.  However, there are certain factors, such as volume of trading in our stock, our stock price and the ability to terminate the agreement with notice, which limit the amount that can be raised in a short period of time through the ATM.  Regardless of the usage of the ATM, we need to raise additional capital in order to fund the clinical trials of ixmyelocel-T for CLI and DCM, complete our product development programs, complete clinical trials needed to market our products and commercialize these products.

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

We have engaged and we may use clinical research organizations (CRO) to assist in conduct of our clinical trials.  There are numerous alternative sources to provide these services.  However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers.  Any third party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us.  If we experience significant delays in the progress of our clinical trials, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.  In addition, we and any provider that we retain will be subject to Good Clinical Practice, or GCP requirements.  If GCP and other regulatory requirements are not adhered to by us or our third-party providers, the development and commercialization of our product candidates could be delayed.

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

Failure of third parties, including Vention Medical, to manufacture or supply certain components, equipment, disposable devices and other materials used in our cell manufacturing process would impair our cell product development.

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

Reimbursement by third party payers depends on a number of factors, including the payer’s determination that use of the product is safe and effective, not experimental or investigational, medically necessary, appropriate for the specific patient and cost-effective.  Reimbursement in the United States or foreign countries may not be available or maintained for any of our product candidates.  If we do not obtain approvals for adequate third party reimbursements, we may not be able to establish or maintain price levels sufficient to realize an appropriate return on our investment in product development.  Any limits on reimbursement from third party payers may reduce the demand for, or negatively affect the price of, our products.  For example, in the past, published studies suggested that stem cell transplantation for breast cancer, which constituted a significant portion of the overall stem cell therapy market at the time, may have limited clinical benefit.  The lack of reimbursement for these procedures by insurance payers has negatively affected the market for our products in this indication in the past.

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

Our success depends in large part on our ability to develop or license intellectual property rights to protect our proprietary products and technologies.  This involves complex legal, scientific, and factual questions and uncertainties.  We rely upon patent, trade secret, copyright and contract laws to protect proprietary technology and trademark law to protect brand identities.  However, we cannot assure you that any patent applications filed by, assigned to, or licensed to us will be granted, and that the scope of any of our issued or licensed patents will be sufficiently broad to offer meaningful protection.  In addition, our issued patents or patents licensed to us could be successfully challenged, invalidated, held to be unenforceable, or circumvented so that our patent rights would not create an effective competitive barrier.  We also cannot assure you that the inventors of the patents and applications that we own or license were the first to invent or the first to file on the inventions, or that a third party will not claim ownership in one of our patents or patent applications.  We cannot assure you that a third party does not have or will not obtain patents that dominate the patents we own or license now or in the future.  Furthermore, we rely on exclusive, world-wide licenses relating to the production of human cells granted to us by the University of Michigan.  If we materially breach such agreements or otherwise fail to materially comply with such agreements, or if such agreements expire or are otherwise terminated by us, we may lose our rights under the patents held by the University of Michigan.  At the latest, each of these licenses will terminate when the patent underlying the license expires, with the last to expire during the third quarter of 2013.  Once the patents expire, third parties may be able to practice the inventions covered by those patents and thus compete with us.

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

Risks Related to an Investment in our Common Stock

We may be unable to continue as a going concern in which case our securities will have little or no value.

We need to raise additional capital and have a net capital deficiency.  This raises substantial doubt about our ability to continue as a going concern.  In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities.

Our stock price has been volatile and future sales of substantial numbers of our shares could have an adverse effect on the market price of our shares.

The market price of shares of our common stock has been volatile, ranging in closing price between $1.15 and $2.64 during the period ended December 31, 2012.  The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

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

We have registered $100,000,000 of securities for public sale pursuant to our registration statement on Form S-3 declared effective in July 2011.  In addition, we registered $75,000,000 of securities for public sale pursuant to our registration statement on Form S-3 filed in November 2010.  In December 2010, we offered 10,000,000 shares of common stock and warrants to purchase up to 10,000,000 shares of common stock under such registration statement and pursuant to a prospectus supplement first made available on December 10, 2010.  Additionally, we entered into an At the Market Sales Agreement (ATM) on June 16, 2011, which allows us to raise approximately $20,000,000 through sales of our common stock from time to time under such registration statement.  However, there are certain factors, such as volume of trading in our stock, our stock price and the ability to terminate the agreement with notice, which limit the amount that can be raised in a short period of time through the ATM.

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

Eastern Capital Limited, holds a large percentage of our outstanding capital stock and has significant influence over the outcome of corporate actions requiring shareholder approval; and such shareholder’s priorities for our business may be different from other shareholders.

All of the accumulated dividends in B-1 non-voting preferred stock and outstanding Series B-2 voting preferred stock, representing a significant amount of our outstanding capital stock on a fully-converted basis, are held by Eastern Capital Limited.  The accumulated dividends in our B-1 non-voting preferred stock are exchangeable for shares of Series B-2 voting preferred stock and, in March 2017, are convertible into shares of our common stock.  Based solely on the number of shares of Series B-2 Preferred Stock that Eastern Capital holds as of the date of this report, Eastern Capital has beneficial ownership of approximately twenty-two percent (22%) (calculated on an as converted to common stock basis and excluding any shares that will accrue as a dividend on the shares of Series B-2 Preferred) of our voting securities based on the approximately fifty-six million shares of common stock and Series B-2 Preferred Stock outstanding as of the date of this report.  Furthermore, in connection with the March 2012 financing, we amended our Shareholder Rights Plan to allow Eastern Capital to acquire beneficial ownership of up to 49.9% of the Company’s outstanding securities without being deemed an “Acquiring Person” for purposes of our Shareholder Rights Plan.  As a result of their current ownership and their ability to acquire more of our securities, they will be able to significantly influence the outcome of any financing transaction or other matter submitted to our shareholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.  The interests of Eastern Capital may differ from the interests of our other shareholders. For example, Eastern Capital could delay or prevent a change of control of Aastrom even if such a change of control would benefit Aastrom’s other shareholders.  The significant concentration of stock ownership may adversely affect the trading price of Aastrom’s common stock due to our investors’ perception that conflicts of interest may exist or arise.

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

•             product development and marketing plans;

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

Price Range of Common Stock

	High	Low
Year ended December 31, 2011
First Quarter	$3.25	$2.06
Second Quarter	3.27	2.48
Third Quarter	2.89	2.01
Fourth Quarter	2.75	1.79

Year ended December 31, 2012
First Quarter	$2.20	$1.78
Second Quarter	2.64	1.94
Third Quarter	2.18	1.57
Fourth Quarter	1.63	1.15

As of March 5, 2013 there were approximately 518 holders of record of the common stock.  We have never paid any cash dividends on our common stock and we do not anticipate paying such cash dividends in the foreseeable future.  We currently anticipate that we will retain all future earnings, if any, for use in the development of our business.

Comparison of Shareholder Return

Set forth below is a line graph comparing changes in the cumulative total return on Aastrom’s common stock, a broad market index (the NASDAQ Composite Index), an index of biotechnology companies with under $300 million of market capitalization (the RDG MicroCap Biotechnology Index) and a peer group consisting of the following regenerative medicine companies: Advanced Cell Technology, Inc., Athersys, Inc., Cytori Therapeutics, International Stem Cell Corporation, Neostem, Inc., Osiris Therapeutics, Inc., Pluristem Therapeutics Inc., StemCells, Inc. and Tengion, Inc., for the period commencing on December 31, 2007 and ending on December 31, 2012 (1).

Aastrom/Index	12/31/2007	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Aastrom Biosciences, Inc.	100.00	96.15	59.13	61.54	43.75	30.29
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
RDG MicroCap Biotechnology	100.00	48.62	59.56	55.44	43.40	35.89
Peer Group	100.00	95.95	82.15	75.34	31.29	36.30

(1) Assumes that $100 was invested on December 31, 2007 in Aastrom’s common stock and each index, and that all dividends were reinvested.  No cash dividends have been declared on Aastrom’s common stock.  Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Equity Compensation Plan Information as of December 31, 2012

The following table sets forth information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuances:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (employees and directors)(1)	9,987,468	$2.38	3,356,559	(2)

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

The following tables include selected consolidated summary financial data for the year ended December 31, 2012 and each of the last five years.

	Year Ended June 30,			Six Months Ended December 31,	Year Ended December 31,	Year Ended December 31,	March 24, 1989 (Inception) to December 31,
	2008	2009	2010	2010	2011	2012	2012
Statement of Operations Data (in thousands, except per share amounts):
Revenues:
Product sales and rentals	$208	$182	$89	$9	$18	$21	$1,898
Research and development agreements	—	—	—	—	—	—	2,105
Grants	314	—	—	244	—	—	9,901
Total revenues	522	182	89	253	18	21	13,904
Costs and expenses:
Cost of product sales and rentals (1)	56	112	34	2	4	6	3,047
Research and development	15,249	11,289	12,658	8,609	21,330	26,025	216,730
Selling, general and administrative	6,436	4,950	5,201	3,265	7,724	7,750	92,598
Total costs and expenses	21,741	16,351	17,893	11,876	29,058	33,781	312,375
Loss from operations	(21,219)	(16,169)	(17,804)	(11,623)	(29,040)	(33,760)	(298,471)
Other income (expense):
(Increase) decrease in fair value of warrants	4,632	(115)	3,171	(7,500)	9,329	4,248	16,537
Other income	—	—	—	—	—	—	1,249
Interest income	1,170	296	115	40	53	50	10,822
Interest expense	(84)	(73)	(40)	(5)	(10)	(12)	(491)
Net loss	$(15,501)	$(16,061)	$(14,558)	$(19,088)	$(19,668)	$(29,474)	$(270,354)
Accretion of convertible preferred stock	—	—	—	—	—	3,993	4,961
Net loss attributable to common shareholders	$(15,501)	$(16,061)	$(14,558)	$(19,088)	$(19,668)	$(33,467)	$(275,315)
Net loss per share attributable to common shareholders (basic and diluted)	$(.96)	$(0.90)	$(0.59)	$(0.65)	$(0.51)	$(0.81)
Weighted average number of common shares outstanding (basic and diluted)	16,140	17,877	24,729	29,186	38,627	41,199

	Year Ended June 30,			Six Months Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2008	2009	2010	2010	2011	2012
Balance Sheet Data (in thousands):
Cash, cash equivalents and short-term investments	$22,462	$17,000	$19,119	$31,248	$5,530	$13,638
Working capital	21,545	15,572	13,847	1,835	(14,495)	8,331
Total assets	26,217	19,276	20,531	32,827	7,739	15,178
Long-term debt	1,229	784	305	255	80	40
Series B -1 non-voting convertible preferred stock	—	—	—	—	—	3,923
Series B -2 voting convertible preferred stock	—	—	—	—	—	37,690
Deficit accumulated during the development stage	(172,473)	(188,534)	(203,092)	(222,180)	(241,848)	(275,315)
Total shareholders’ equity	22,916	17,284	14,781	2,922	(12,971)	(32,100)

(1)      Cost of product sales and rentals for the period from Inception to December 31, 2012 include a charge of $2,239,000 for excess inventories.

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

Overview

We were incorporated in 1989 and are a regenerative medicine company focused on the development of innovative cell therapies to repair or regenerate damaged or diseased tissues.  We are developing patient-specific, expanded multicellular therapies for use in the treatment of severe, chronic ischemic cardiovascular diseases.  We believe ixmyelocel-T (the generic name for our multicellular therapy) is a disease modifying therapy with multi-functional properties including: tissue remodeling, immuno-modulation and the promotion of angiogenesis.  Our proprietary cell-manufacturing technology enables the manufacture of multicellular therapies, expanded from an adult patient’s own bone marrow, to be delivered directly to damaged tissues.  Preclinical and clinical data suggest that ixmyelocel-T may be safe and effective in treating patients with severe, chronic ischemic cardiovascular diseases such as critical limb ischemia (CLI), the most severe form of peripheral arterial disease (PAD), and dilated cardiomyopathy (DCM), the third leading cause of heart failure.  Over 200 patients have been treated in recent clinical trials using ixmyelocel-T, and over 400 patients safely treated since our inception.  In November 2011, we released positive Phase 2b data from our RESTORE-CLI clinical trial and launched our pivotal Phase 3 REVIVE trial in CLI in February 2012.  During the fourth quarter of 2012, we launched a randomized, placebo-controlled, double-blinded Phase 2b ixCELL-DCM trial for patients with ischemic DCM.

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

Multicellular — we believe the multiple cell types in ixmyelocel-T, which are normally found in bone marrow — but in smaller quantities — possess the key functions required for reducing chronic inflammation, immuno-modulation, and the promotion of angiogenesis.  By reducing inflammation, we believe ixmyelocel-T provides the ideal conditions to allow for the growth of new tissue and blood vessels.

Minimally invasive — our procedure for taking bone marrow (an “aspirate”) can be performed in an out-patient setting and takes approximately 15 minutes.  For diseases such as CLI, the administration of ixmyelocel-T is performed in an out-patient setting (e.g., a physician’s office) in a one-time, approximately 20 minute procedure.  For DCM, injection is performed in the cardiac catheterization laboratory.  A catheter, similar to those used for balloon angioplasty and stenting is inserted and 12-20 direct injections to the heart muscle are performed.  This is also a one-time procedure.

Safe — bone marrow and bone marrow-derived therapies have been used safely and efficaciously in medicine for over three decades.  Our product, ixmyelocel-T, a bone marrow-derived, patient-specific, expanded multicellular therapy, leverages this body of scientific study and medical experience, and appears well tolerated in over 400 patients treated to date.

Cell Composition

Ixmyelocel-T is the only product known to have expanded the anti-inflammatory M2 macrophages.  We believe that our therapy is best suited for chronic, ischemic diseases with significant inflammation.  Our multi-cellular therapy could be ideal to modulate the inflammation and allow for remodeling of ischemic tissue and angiogenesis

Manufacturing Process

Our therapy is produced at our cell manufacturing facility in the United States, located at our headquarters in Ann Arbor, Michigan.

Clinical Development Programs

Our clinical development programs are focused on addressing areas of high unmet medical needs in severe, chronic ischemic cardiovascular diseases.  We have completed a successful Phase 2b clinical trial in CLI.  We have reached agreement with the FDA on Chemistry, Manufacturing and Control (CMC) which allowed us to launch our pivotal Phase 3 REVIVE clinical trial in the first quarter of 2012 with a protocol approved by the FDA through the Special Protocol Assessment (SPA) process.  Our CLI development program has also received Fast Track Designation from the FDA.  We have completed our Phase 1/2 clinical trials in DCM and launched a randomized, placebo-controlled, double-blinded Phase 2b ixCELL-DCM trial in the fourth quarter of 2012.  Our DCM development program has received Orphan Disease Designation from the FDA.

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

Critical Limb Ischemia

Background

CLI is the most serious and advanced stage of peripheral arterial disease (PAD) resulting from chronic inflammation and lipid accumulation.  PAD is a chronic atherosclerotic disease that progressively restricts blood flow in the limbs and can lead to serious medical complications.  This disease is often associated with other serious clinical conditions including hypertension, cardiovascular disease, dyslipidemia, diabetes, obesity and stroke.  CLI is used to describe patients with chronic ischemia-induced pain (even at rest) or tissue loss (ulcers or gangrene) in the limbs, often leading to amputation and death.  Many CLI patients are considered “unsuitable for revascularization” (formerly “no option”) patients as they have exhausted all other reasonable treatment options and will likely require amputation.  The one-year and four-year mortality rates for CLI patients that are unsuitable for revascularization that progress to amputation are approximately 25% and 70%, respectively.  Ixmyelocel-T, our disease modifying therapy with multiple functions, has shown significant promise in the treatment of CLI patients with existing tissue loss that are unsuitable for revascularization.  Currently, there are an estimated 250,000 CLI patients that are unsuitable for revascularization in the U.S.

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

Current treatments for DCM patients are limited to heart transplantation and placement of left ventricular assist devices (LVADs).  There are less than 2,500 heart transplantations in the U.S. each year.  Many DCM patients are not eligible and transplants are extremely expensive at an estimated cost of over $1 million.  LVADs are also expensive at an estimated cost of over $175,000 and have a mortality rate of 50% at two years.

In February 2007, the FDA granted Orphan Drug Designation to ixmyelocel-T for the treatment of DCM.  Our DCM development program is currently in Phase 2b.  We recently completed follow up on two U.S. Phase 1/2 trials investigating surgical and catheter-based delivery for our product in the treatment of DCM.  The final results from these Phase 1/2 clinical trials were presented at the Society for Cardiovascular Angiography and Interventions (SCAI) meeting on May 10, 2012.

Surgical Trial Program — DCM

We completed enrollment of 40 ischemic and non-ischemic DCM patients in the IMPACT-DCM clinical trial in January 2010 and the final patient was treated in March 2010.  Participants in the IMPACT-DCM clinical trial were required to have New York Heart Association (NYHA) functional class III or IV heart failure, a left ventricular ejection fraction (LVEF) of less than or equal to 30% (60-75% is typical for a healthy person), and meet other eligibility criteria, including optimized medical therapy.  Patients were randomized in an approximate 3:1 ratio of treatment to control group.  Patients in the treatment group received our therapy through direct injection into the heart muscle during minimally invasive-surgery (involving a chest incision of approximately 2 inches).  The primary objective of this study was to assess the safety of ixmyelocel-T in patients with DCM.  Efficacy measures included cardiac dimensions and tissue mass, cardiac function (e.g. cardiac output, LVEF, cardiopulmonary exercise testing parameters), cardiac perfusion and viability, as well as other efficacy endpoints.  NYHA functional class and quality of life were also assessed.  Patients were followed for 12 months after treatment with an additional 2 year follow-up phone call recently completed in all patients.

Catheter Trial Program — DCM

The Catheter-DCM clinical trial was designed to explore catheter-based direct injection delivery of ixmyelocel-T to treat DCM patients.  This multi-center, randomized, controlled, prospective, open-label, Phase 2 study enrolled DCM patients at clinical sites across the United States.

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

Phase 2b Clinical Program — ixCELL-DCM

In February 2013, several sites began screening patients with ischemic DCM in the ixCELL-DCM trial, which is a randomized, double-blind, placebo-controlled clinical trial.  The first patient is expected to be randomized in April 2013.  The Phase 2b ixCell-DCM trial will enroll 108 ischemic DCM patients.  Patients will be randomized 1:1 and followed for 12 months for the primary efficacy endpoint of major adverse cardiac events (MACE), plus hospitalizations and emergency department visits.  Patients will be followed for an additional 12 months for safety.  We anticipate that enrollment will occur at approximately 30 sites across the U.S.

Critical Accounting Estimates

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

Results of Operations

Total revenues were $21,000 for the year ended December 31, 2012 compared to $18,000 for the year ended December 31, 2011.  Total revenues decreased to $18,000 for the year ended December 31, 2011 from $253,000 for the twelve months ended December 31, 2010.  Total revenues decreased to $9,000 for the six months ended December 31, 2011 from $253,000 for the six months ended December 31, 2010.  The decreases for the six months and year ended December 31, 2011 are due to the non-recurring proceeds from the Qualifying Therapeutic Discovery Project in November 2010.  Total revenues increased to $253,000 for the six months ended December 31, 2010 from $89,000 for the six months ended December 31, 2009.  The increase is due to proceeds from the Qualifying Therapeutic Discovery Project in November 2010.  At such time as we satisfy applicable regulatory approval requirements, we expect the sales of our cell-based products will constitute nearly all of our product sales revenues.

Total costs and expenses increased to $33,781,000 for the year ended December 31, 2012 from $29,058,000 for the year ended December 31, 2011 due to increased CRO and consulting costs related to the Phase 3 REVIVE clinical trial, as well as increased cash compensation associated with an increase in headcount.  Total costs and expenses increased to $29,058,000 for the year ended December 31, 2011 from $21,279,000 for the twelve months ended December 31, 2010.  Total costs and expenses increased to $15,282,000 for the six months ended December 31, 2011 from $11,876,000 for the six months ended December 31, 2010.  The increases in both periods are due to increased cash compensation and non-cash stock based compensation associated with an increase in headcount, as well as increased CRO costs and increased consulting costs due to preparations for the Phase 3 CLI program.  Total costs and expenses increased to $11,876,000 for the six months ended December 31, 2010 from $8,490,000 for the six months ended December 31, 2009 due to preparation for our Phase 3 CLI program and increased consulting and non-cash stock-based compensation expense.

Research and development expenses increased to $26,025,000 for the year ended December 31, 2012 from $21,330,000 for the year ended December 31, 2011 due to increased CRO and consulting costs related to the Phase 3 REVIVE clinical trial, as well as increased cash compensation and non-cash stock based compensation associated with an increase in headcount.  Research and development expenses increased to $21,330,000 for the year ended December 31, 2011 from $15,073,000 for the twelve months ended December 31, 2010 due to increased cash compensation and non-cash stock based compensation associated with an increase in headcount, as well as increased CRO costs and increased consulting costs due to preparations for the Phase 3 CLI program.  Research and development expenses increased to $11,654,000 for the six months ended December 31, 2011 from $8,609,000 for the six months ended December 31, 2010 due to increased headcount and clinical activity related to DCM and CLI programs.  Research and development expenses increased to $8,609,000 for the six months ended December 31, 2010 from $6,194,000 for the six months ended December 31, 2009 due to preparation for our Phase 3 CLI program.

Our major ongoing research and development programs are focused on the clinical development of our technology platform for the treatment of severe, chronic cardiovascular diseases.  The following table summarizes the allocation of cost for our research and development projects (in thousands):

	12 Months Ended December 31,
	2010	2011	2012

Critical Limb Ischemia	$6,799	$15,842	$21,650
Dilated Cardiomyopathy	8,191	5,452	4,366
Other	83	36	9
Total research and development expenses	$15,073	$21,330	$26,025

	Six Months Ended December 31,
	2009	2010	2011

Critical Limb Ischemia	$2,456	$4,092	$9,337
Dilated Cardiomyopathy	3,673	4,494	2,307
Other	65	23	10
Total research and development expenses	$6,194	$8,609	$11,654

Selling, general and administrative expenses increased slightly to $7,750,000 for the year ended December 31, 2012 from $7,724,000 for the year ended December 31, 2011 due to an increase in legal and consulting expenses, offset by a decrease in non-cash stock-based compensation.  Selling, general and administrative expenses increased to $7,724,000 for the year ended December 31, 2011 from $6,204,000 for the twelve months ended December 31, 2010 due to an increase in non-cash stock-based compensation, and legal and consulting expenses. Selling, general and administrative expenses increased to $3,626,000 for the six months ended December 31, 2011 from $3,265,000 for the six months ended December 31, 2010.  Selling, general and administrative expenses increased to $3,265,000 for the six months ended December 31, 2010 from $2,262,000 for the six months ended December 31, 2009 due to an increase in non-cash stock-based compensation and consulting costs.

Non-cash income (expense) from the change in fair value of warrants was $4,248,000 for the year ended December 31, 2012 compared to $9,329,000 for the year ended December 31, 2011 due to changes in the fair value of our stock price as well as the exchange of the December 2010 warrants for common stock which reduced the total warrants outstanding.  Non-cash income (expense) from the change in fair value of warrants was $9,329,000 for the year ended December 31, 2011 compared to ($4,593,000) for the twelve months ended December 31, 2010.  Non-cash income (expense) from the change in fair value of warrants was $10,540,000 for the six months ended December 31, 2011 compared to ($7,500,000) for the six months ended December 31, 2010.  The fluctuations in both periods are due to changes in fair value of our stock price.  Non-cash income (expense) from the change in fair value of warrants was ($7,500,000) for the six months ended December 31, 2010 compared to $264,000 for the six months ended December 31, 2009.  The fluctuations are due to the issuance of warrants in the January 2010 and December 2010 financings, as well as changes in the fair value of our warrant liability resulting from changes in the fair value of our common stock.  Fluctuations in the fair value of warrants in future periods could result in significant non-cash adjustments to the consolidated financial statements, however any income or expense recorded will not impact our cash and cash equivalents, operating expenses or cash flows.

Interest income was $50,000 in the year ended December 31, 2012 compared to $53,000 for the year ended December 31, 2011.  Interest income was $53,000 in the year ended December 31, 2011 compared to $106,000 for the twelve months ended December 31, 2010.  Interest income was $16,000 in the six months ended December 31, 2011 compared to $40,000 for the six months ended December 31, 2010.  Interest income was $40,000 in the six months ended December 31, 2010 compared to $49,000 for the six months ended December 31, 2009.  The fluctuations in interest income are due primarily to corresponding changes in the levels of cash, cash equivalents and short-term investments combined with interest rate changes during the periods.

The non-cash accretion of convertible preferred stock for the year ended December 31, 2012 was $3,993,000, compared to zero for all other periods.  The Series B-1 Preferred Stock was issued in March 2012 and is accreted to its redemption value through charges to shareholders’ deficit using the effective interest method.

Our net loss attributable to common shareholders was $33,467,000, or $0.81 per share for the year ended December 31, 2012 compared to $19,668,000, or $0.51 per share for the year ended December 31, 2011.  Our net loss attributable to common shareholders was $19,668,000, or $0.51 per share for the year ended December 31, 2011 compared to $25,534,000, or $0.90 per share for the twelve months ended December 31, 2010.  Our net loss attributable to common shareholders for the six months ended December 31, 2011 was $4,723,000 or $0.12 per share, compared to $19,088,000 or $0.65 per share for the six months ended December 31, 2010.  Our net loss attributable to common shareholders was $19,088,000, or $0.65 per share for the six months ended December 31, 2010 compared to $8,112,000, or $0.38 per share for the six months ended December 31, 2009.  The changes in net loss attributable to common shareholders are primarily due to the non-cash fluctuations in the fair value of warrants, in addition to the changes in research and development expenses and selling, general and administrative expense as described in more detail above.  The loss per share comparisons were also impacted by the issuance of 10,000,000 shares of common stock in December 2010 and 6,510,000 shares of common stock in January 2010.

Non-cash stock-based compensation expense included in research and development expenses and general, selling and administrative expenses is summarized in the following table (in thousands):

	12 Months Ended December 31,
	2010	2011	2012

Research and development	$672	$2,126	$2,508
General, selling and administrative	730	1,617	1,102
Total non-cash stock-based compensation expense	$1,402	$3,743	$3,610

	Six Months Ended December 31,
	2009	2010	2011

Research and development	$361	$549	$1,091
General, selling and administrative	(11)	494	804
Total non-cash stock-based compensation expense	$350	$1,043	$1,895

Non-cash stock-based compensation expense was $3,610,000 for the year ended December 31, 2012 compared to $3,743,000 for the year ended December 31, 2011.  Non-cash stock-based compensation for the year ended December 31, 2012 decreased by the reversal of previously recognized expense for options that were forfeited in excess of our estimated rate of forfeiture.  Approximately $977,000 of this reversal was for certain options held by Timothy Mayleben that were forfeited when he stepped down as Chief Executive Officer and President in December 2012.  Non-cash stock-based compensation expense was $3,743,000 for the year ended December 31, 2011 compared to $1,402,000 for the twelve months ended December 31, 2010.  Non-cash stock-based compensation expense was $1,895,000 for the six months ended December 31, 2011 compared to $1,043,000 for the six months ended December 31, 2010.  The increases in both periods are primarily due to increased headcount and higher fair value of options granted.  Non-cash stock-based compensation expense was $1,043,000 for the six months ended December 31, 2010 compared to $350,000 for the six months ended December 31, 2009.  Stock-based compensation expense for the six months ended December 31, 2009 and for the twelve months ended December 31, 2010 was impacted by the reversal of previously recognized expense for options that were forfeited in excess of our estimated rate of forfeiture. Approximately $279,000 of the reversal was for certain options held by George W. Dunbar that were forfeited when he stepped down as Chief Executive Officer, President and Chief Financial Officer in December 2009.

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

We have not generated any net taxable income since our inception and therefore have not paid any federal income taxes since inception.  We issued shares of common stock in prior years, which resulted in multiple ownership changes under relevant taxation rules (Section 382 of the Internal Revenue Code).  Consequently, pursuant to these taxation rules, the utilization of net operating loss and tax credit loss and tax carryforwards may be significantly limited in future periods, even if we generate taxable income. Such limitations may result in our carryforwards expiring before we can utilize them.  At December 31, 2012, we had generated cumulative U.S. federal and state tax net operating loss and tax credit carryforwards of $176,001,000, $22,229,000 and $1,600,000, respectively, which will expire in various periods through 2032 if not utilized.  Our ability to utilize our net operating loss and tax credit carryforwards may become subject to further annual limitation in the event of future changes in ownership under the taxation rules.

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

We expect that we will need to raise significant additional funds or pursue strategic transactions or other strategic alternatives in order to complete our product development programs, complete clinical trials needed to market our products, and commercialize our products.  To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue to seek to obtain the required capital in a similar manner.  As a development stage company, we have never been profitable and do not anticipate having net income unless and until significant product sales commence.  With respect to our current activities, this is not likely to occur until we obtain significant additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products.  Through December 31, 2012, we had accumulated a net loss attributable to common shareholders of approximately $275,315,000.  As a result of the need to raise additional capital and a net capital deficiency, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively over at least the next twelve months, which raises substantial doubt as to our ability to continue as a going concern.  We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

We have financed our operations since inception primarily through public and private sales of our equity securities, which, from inception through December 31, 2012, have totaled approximately $243,215,000 and, to a lesser degree, through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, and funding under equipment leasing agreements. These financing sources have generally allowed us to maintain adequate levels of cash and other liquid investments.

Our combined cash and cash equivalents totaled $13,638,000 at December 31, 2012, an increase of $8,108,000 from December 31, 2011.  The primary source of cash and cash equivalents was due to the issuance of Series B Preferred Stock with net proceeds of $37,620,000.  The primary uses of cash during the year ended December 31, 2012 were for employee related expenses and expenses related to our Phase 3 CLI program.  As of December 31, 2012 we had $13,349,000 of cash deposited into an Insured Cash Sweep (ICS) program which is administered by Bank of New York Mellon.  This program maximizes our Federal Deposit Insurance Company (FDIC) coverage by dividing our ICS funds into amounts under the standard FDIC maximum and places these amounts with other ICS Network member banks (each an FDIC-insured institute).  These funds are placed in savings accounts at the member banks earning interest while still maintaining insurance coverage.

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

In October 2008, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion Capital) pursuant to which we were entitled to sell up to $15,000,000 of our common stock to Fusion Capital.  In April 2009, we concluded the sales of the registered shares under this common stock purchase agreement.  Under this purchase agreement we issued 2,836,583 shares of common stock for net proceeds of approximately $8,600,000.  In connection with entering into this common stock purchase agreement, we issued to Fusion Capital 242,040 shares of our common stock as a commitment fee.  We also issued to Fusion Capital an additional 139,229 shares as a pro rata commitment fee.

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

On January 21, 2010, we completed the sale of 6,509,637 units (including 740,387 units sold to the underwriter pursuant to the exercise of its over-allotment option) at a public offering price of $2.08 per unit.  Each unit consisted of (i) one share of our common stock, (ii) a Class A warrant to purchase 0.75 of a share of our common stock at an exercise price of $2.48 per share (as adjusted for the anti-dilution provision triggered by various financing’s) and (iii) a Class B warrant to purchase 0.50 of a share of our common stock at an exercise price of $2.08 per share.  We received approximately $12,400,000 in net proceeds from the sale of the units (including the partially exercised option of the over-allotment), after underwriting discounts and commissions and other offering expenses.

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

On December 15, 2010, we completed the sale of 10,000,000 units at a public offering price of $2.25 per unit. Each unit consisted of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $1.75 per share (as adjusted from $3.22 per share for the anti-dilution provision triggered by usage of the Company’s ATM during the third quarter). We received approximately $20,600,000 in net proceeds from the sale of the units, after underwriting discounts and commissions and other offering expenses.  The warrants to purchase 10,000,000 shares of our common stock are exercisable for a five year period commencing on December 15, 2010.  On June 27, 2012, the Company announced the closing of a common stock exchange program for the remaining December 2010 warrants, which was completed on July 27, 2012, resulting in the issuance of 4,845,949 shares of common stock in exchange for 9,691,900 warrants.  As of December 31, 2012, 308,100 December 2010 warrants remained outstanding.

On March 9, 2012, we completed the sale of 12,308 shares of Series B-1 Non-Voting Convertible Preferred Stock (Series B-1 Preferred Stock) at an offering price of $3,250 per share.  We received approximately $37,620,000 in net proceeds from the sale of the shares, after offering expenses.  In addition to the Series B-1 Preferred Stock, which was issued at the closing, we also authorized Series B-2 Voting Convertible Preferred Stock (Series B-2 Preferred Stock).  The Series B-1 Preferred Stock and Series B-2 Preferred Stock collectively are referred to as the Series B Preferred Stock.  The Series B-1 Preferred Stock is not entitled to vote on matters on which the common shareholders are generally entitled to vote.  The Series B-2 Preferred Stock are entitled to vote with the holders of the common stock as a single class, with each share of Series B-2 Preferred Stock having the number of votes equal to the number of shares of common stock issuable upon conversion of such Series B-2 Preferred Stock.  On May 3, 2012, shareholder approval was obtained in accordance with Nasdaq Marketplace Rule 5635(b), which allowed the holder of Series B-1 Preferred Stock to exchange all of the then outstanding shares for shares of Series B-2 Preferred Stock on a one-for-one basis.  The Series B Preferred Stock will, with respect to dividend rights and rights on liquidation, winding-up and dissolution, rank on parity with any other class or series of Aastrom capital stock that we may issue in the future which is designated as being on parity with the Series B Preferred Stock, and rank senior to our common stock and Series A Preferred Stock.  The Series B Preferred Stock is convertible, at the option of the holder thereof at any time after the five year anniversary of the closing of the offering, into shares of our common stock at a conversion price of $3.25 per share of common stock.  At any time after the five year anniversary of issuance, Aastrom may elect to convert any or all outstanding shares of Series B Preferred Stock into shares of our common stock, subject to certain limitations.  Dividends on the Series B Preferred Stock will be cumulative and compound daily, at a rate of 11.5% per annum, payable upon conversion, liquidation, redemption or other similar events, and payable in cash or Series B Preferred Stock until the five year anniversary of issuance.  Following the five year anniversary of issuance and until the earlier of the tenth anniversary of the issuance and the date no Series B Preferred Stock remain outstanding, dividends will accrue at a rate of 8% per annum and will be payable in cash or Series B-1 Preferred Stock, at our option.  Unless prohibited by Michigan law governing distributions to shareholders, the Series B-1 Preferred Stock shall be redeemable at the option of holder of the Series B-1 Preferred Stock commencing at any time after the five year anniversary of issuance, liquidation, winding up, dissolution or other similar events, subject to certain terms and limitations.

Going Concern

As of December 31, 2012, we have $13,638,000 of cash and cash equivalents.  This is not sufficient to sustain our operations for one year.  In light of our financial position, we are evaluating strategic and financial opportunities in the short-term in order to maintain adequate liquidity through December 31, 2013 and beyond.  Additionally, we could sell shares through an At the Market Sales Agreement (ATM) in order to raise additional capital, though there are certain factors, such as volume of trading in our stock, our stock price and the ability to terminate the agreement with notice, which could limit the amount we could raise in a short period of time.  On a longer term basis, we will need to raise additional funds in order to complete product development programs and complete clinical trials needed to market and commercialize our products.  We cannot be certain that such funding will be available on favorable terms, if at all.  Some of the factors that will impact our ability to raise additional capital and our overall success include: the rate and degree of progress for our product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the United States and other countries, the liquidity and market volatility of our equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors.  If we cannot raise such funds, we will not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would have a material adverse impact on our business, financial condition and results of operations.  As a result of the need to raise additional capital and a net capital deficiency, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively over at least the next twelve months, which raises substantial doubt as to our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These estimates are based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption “Risk Factors,” in Item 1A of this report.

If we cannot raise necessary funding in the future, we may not be able to continue as a going concern or develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would have a material adverse impact on our business, financial condition and results of operations.  See “Risk Factors” and “Notes to Consolidated Financial Statements” included herein.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Long-Term Contractual Obligations and Commitments

The following table summarizes future estimated cash payments to be made under existing contractual obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	2013	2014	2015	2016	More than 5 Years
Operating leases	$3,450	$1,055	$992	$992	$359	$52
Capital leases	40	34	6	—	—	—
Total	$3,490	$1,089	$998	$992	$359	$52

New Accounting Standards

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2012, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.

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

Item 8. Financial Statements and Supplementary Data

Page
Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets as of December 31, 2011 and December 31, 2012	39
Consolidated Statements of Operations for the year ended June 30, 2010, the six month period ended December 31, 2010, years ended December 31, 2011 and 2012 and for the Period from March 24, 1989 (Inception) to December 31, 2012	40
Consolidated Statements of Shareholders’ Equity (Deficit) from March 24, 1989 (Inception) to December 31, 2012	41
Consolidated Statements of Cash Flows for the year ended June 30, 2010, the six month period ended December 31, 2010, years ended December 31, 2011 and 2012 and for the Period from March 24, 1989 (Inception) to December 31, 2012	42
Notes to Consolidated Financial Statements	43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Aastrom Biosciences, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Aastrom Biosciences, Inc. and its subsidiaries (a development stage company) at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and December 31, 2011, for the six month period ended December 31, 2010, for the year ended June 30, 2010, and, cumulatively, for the period from March 24, 1989 (Inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits, which were integrated audits as of December 31, 2012, December 31, 2011 and June 30, 2010.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and has insufficient liquidity to fund its future operations which raises substantial doubt about their ability to continue as a going concern. Management’s plan in regard to this matter is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

March 18, 2013

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2011	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,530	$13,638
Receivables	9	28
Other current assets	636	324
Total current assets	6,175	13,990
PROPERTY AND EQUIPMENT, NET	1,564	1,188
Total assets	$7,739	$15,178

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,963	$3,247
Accrued employee benefits	1,042	383
Current portion of long-term debt	40	34
Warrant liabilities	16,625	1,995
Total current liabilities	20,670	5,659
LONG-TERM DEBT	40	6
Total liabilities	20,710	5,665
COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)
Series B-1 non-voting convertible preferred stock, no par value; shares authorized and reserved — zero and 39, respectively; shares issued and outstanding - zero	—	3,923
Series B-2 voting convertible preferred stock, no par value; shares authorized and reserved — zero and 39, respectively; shares issued and outstanding — zero and 12, respectively	—	37,690
Total convertible preferred stock	—	41,613
SHAREHOLDERS’ DEFICIT:
Common Stock, no par value; shares authorized —150,000; shares issued and outstanding — 38,635 and 43,784, respectively	228,877	243,215
Deficit accumulated during the development stage	(241,848)	(275,315)
Total shareholders’ deficit	(12,971)	(32,100)
Total liabilities, convertible preferred stock and shareholders’ deficit	$7,739	$15,178

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended	Six Month Period Ended	Year Ended	Year Ended	March 24, 1989 (Inception) to
	June 30,	December 31,	December 31,	December 31,	December 31,
	2010	2010	2011	2012	2012
REVENUES:
Product sales and rentals	$89	$9	$18	$21	$1,898
Research and development agreements	—	—	—	—	2,105
Grants	—	244	—	—	9,901
Total revenues	89	253	18	21	13,904
COSTS AND EXPENSES:
Cost of product sales and rentals	34	2	4	6	3,047
Research and development	12,658	8,609	21,330	26,025	216,730
Selling, general and administrative	5,201	3,265	7,724	7,750	92,598
Total costs and expenses	17,893	11,876	29,058	33,781	312,375
LOSS FROM OPERATIONS	(17,804)	(11,623)	(29,040)	(33,760)	(298,471)
OTHER INCOME (EXPENSE):
(Increase) decrease in fair value of warrants	3,171	(7,500)	9,329	4,248	16,537
Other income	—	—	—	—	1,249
Interest income	115	40	53	50	10,822
Interest expense	(40)	(5)	(10)	(12)	(491)
Total other income (expense)	3,246	(7,465)	9,372	4,286	28,117
NET LOSS	$(14,558)	$(19,088)	$(19,668)	$(29,474)	$(270,354)
Accretion of convertible preferred stock	—	—	—	3,993	4,961
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(14,558)	$(19,088)	$(19,668)	$(33,467)	$(275,315)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (Basic and Diluted)	$(0.59)	$(0.65)	$(0.51)	$(0.81)
Weighted average number of common shares outstanding (Basic and Diluted)	24,729	29,186	38,627	41,199

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except per share data)

	Preferred Stock		Common Stock		Deficit Accumulated During the Development	Total Shareholders’
	Shares	Amount	Shares	Amount	Stage	Equity (Deficit)
BALANCE, MARCH 24, 1989 (Inception)	—	$—	—	$—	$—	$—
Net loss					(202,124)	(202,124)
Issuance of common stock for cash, services and license rights			149	2,336		2,336
Issuance of Series A through Series E Preferred Stock for cash, net of issuance costs of $342	9,452	34,218				34,218
Issuance of Series E Preferred Stock at $17.00 per Share	206	3,500		(3,500)		—
Exercise of stock options and stock purchase warrants, and issuance of stock under Employee Stock Purchase Plan			1,088	7,293		7,293
Issuance of Stock Purchase Rights for cash in September 1995 and March 1996				3,500		3,500
Principal payment received under shareholder note Receivable				31		31
Initial public offering of common stock at $56.00 per share, net of issuance costs of $2,865			406	19,885		19,885
Conversion of preferred stock	(11,866)	(55,374)	2,720	55,374		—
Compensation expense related to stock options and warrants granted				9,089		9,089
Issuance of 5.5% Convertible Preferred Stock at $5.00 per share, net of issuance costs of $1,070	2,200	9,930				9,930
Issuance of 1998 Series I Convertible Preferred Stock at $1,000 per share, net of issuance costs of $460	5	4,540	5	149		4,689
Issuance of 1999 Series III Convertible Preferred Stock at $1,000 per share, net of issuance costs of $280	3	2,720	6	90		2,810
Issuance of common stock, net of issuance costs of $11,480			23,719	122,254		122,254
Issuance of restricted stock, net of cancellations			54	—		—
Issuance of stock under Direct Stock Purchase Plan			94	943		943
Dividends and yields on preferred stock		466	19	502	(968)	—
Repurchase and retirement of common shares outstanding			(4)	(73)		(73)
BALANCE, JUNE 30, 2010	—	—	28,256	217,873	(203,092)	14,781
Net loss					(19,088)	(19,088)
Exercise of stock options and stock purchase warrants			360	1,498		1,498
Compensation expense related to stock options and restricted stock awards and units granted			—	1,043		1,043
Issuance of common stock, net of issuance costs of $1,944			10,000	4,688		4,688
BALANCE, DECEMBER 31, 2010	—	—	38,616	225,102	(222,180)	2,922
Net loss					(19,668)	(19,668)
Exercise of stock options			19	32		32
Compensation expense related to stock options granted				3,743		3,743
BALANCE, DECEMBER 31, 2011	—	—	38,635	228,877	(241,848)	(12,971)
Net loss					(33,467)	(33,467)
Exercise of stock options			144	214		214
Compensation expense related to stock options granted				3,610		3,610
Issuance of common stock, net of issuance costs of $147			5,005	10,514		10,514
BALANCE, DECEMBER 31, 2012	—	$—	43,784	$243,215	$(275,315)	$(32,100)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

		Six Month			March 24, 1989
	Year Ended June 30,	Period Ended December 31,	Year Ended December 31,	Year Ended December 31,	(Inception) to December 31,
	2010	2010	2011	2012	2012
OPERATING ACTIVITIES:
Net loss	$(14,558)	$(19,088)	$(19,668)	$(29,474)	$(270,354)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	592	259	647	649	8,147
Loss on property held for resale	—	—	—	—	110
Amortization of discounts and premiums on investments	—	—	—	—	(1,704)
Stock compensation expense	710	1,043	3,743	3,610	17,495
Increase (decrease) in fair value of warrant liabilities	(3,171)	7,500	(9,329)	(4,248)	(16,537)
Inventory write downs	—	—	—	—	2,240
Stock issued pursuant to license agreement	—	—	—	—	3,300
Provision for losses on accounts receivable	—	—	—	—	204
Changes in operating assets and liabilities:
Receivables	42	(9)	16	(19)	(277)
Inventories	1	—	—	—	(2,335)
Other current assets	72	(43)	(210)	312	(304)
Accounts payable and accrued expenses	896	976	63	284	3,015
Accrued employee benefits	331	110	246	(659)	383
Net cash used for operating activities	(15,085)	(9,252)	(24,492)	(29,545)	(256,617)

INVESTING ACTIVITIES:
Organizational costs	—	—	—	—	(73)
Purchase of short-term investments	(5,000)	—	—	—	(217,041)
Maturities of short-term investments	—	5,000	—	—	218,745
Property and equipment purchases	(120)	(305)	(1,031)	(273)	(7,490)
Proceeds from sale of property held for resale	—	—	—	—	400
Net cash provided by (used for) investing activities	(5,120)	4,695	(1,031)	(273)	(5,459)

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	—	—	37,620	89,267
Net proceeds from issuance of common stock and warrants	17,526	21,805	32	346	185,054
Payments received for stock purchase rights	—	—	—	—	3,500
Restricted cash used as compensating balance	277	—	—	—	—
Proceeds from long-term debt	—	—	—	—	751
Payments on long-term debt	(479)	(119)	(227)	(40)	(2,840)
Other, net	—	—	—	—	(18)
Net cash provided by (used for) financing activities	17,324	21,686	(195)	37,926	275,714

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,881)	17,129	(25,718)	8,108	13,638
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,000	14,119	31,248	5,530	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,119	$31,248	$5,530	$13,638	$13,638

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$40	$11	$16	$13	$504
Equipment acquired under capital lease obligations	$—	$69	$52	$—	$1,295
Accretion of convertible preferred stock	$—	$—	$—	$3,993	$4,961
Warrants exchanged for common stock	$—	$—	$—	$10,382	$10,382

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies

Aastrom Biosciences, Inc. was incorporated in March 1989 (Inception), began employee-based operations in 1991, and is in the development stage.  The Company operates its business in one reportable segment — research and product development involving the development of patient-specific cell products for use in regenerative medicine.

Successful future operations are subject to several technical hurdles and risk factors, including satisfactory product development, timely initiation and completion of clinical trials, regulatory approval and market acceptance of the Company’s products and the Company’s continued ability to obtain future funding.

The Company is subject to certain risks related to the operation of its business and development of its products and product candidates. As of December 31, 2012 the Company had $13,638,000 of cash and cash equivalents.  This is not sufficient to sustain operations for one year.  In light of our financial position, we are evaluating strategic and financial opportunities in the short-term in order to maintain adequate liquidity through December 31, 2013 and beyond.  Additionally, the Company could sell shares through an At the Market Sales Agreement (ATM) in order to raise additional capital, though there are certain factors, such as volume of trading in the stock, the stock price and the ability to terminate the agreement with notice, which could limit the amount the Company could raise in a short period of time.  On a longer-term basis, the Company will need to raise additional funds in order to complete product development programs and complete clinical trials needed to market and commercialize its products.  The Company cannot be certain that such funding will be available on favorable terms, if at all.  Some of the factors that will impact the Company’s ability to raise additional capital and our overall success include: the rate and degree of progress for product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the United States and other countries, the liquidity and market volatility of the Company’s equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors.  If the Company cannot raise such funds, the Company will not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would have a material adverse impact on the business, financial condition and results of operations.  As a result of the need to raise additional capital and a net capital deficiency, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate our business effectively over at least the next twelve months, which raises substantial doubt as to our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

•             Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

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

See Note 5 for disclosures related to the fair value of the Company’s warrants.  The Company does not have any other assets or liabilities on the balance sheet as of December 31, 2012 that are measured at fair value.

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

Stock-Based Compensation — Calculating stock-based compensation expense requires the input of highly subjective assumptions. We apply the Black-Scholes option-pricing model to determine the fair value of our stock options.  Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield.  We estimate the volatility of our common stock at the date of grant based on historical volatility.  We estimate the expected life of options that vest solely on service using the “simplified method” provided for in the Securities and Exchange Commission Staff Accounting Bulletin No. 110.  The “simplified method” is permitted for estimating the expected term of “plain-vanilla” stock options for which the historical stock option exercise experience is likely not indicative of future exercise patterns.  The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.  The dividend rate is based on our historical rate, which we anticipate to remain at zero.  The assumptions used in calculating the fair value of stock options represent our best estimates; however, these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock options expected to vest over the service period.  We estimate the forfeiture rate considering the historical experience of our stock-based awards.  If the actual forfeiture rate is different from the estimate, we adjust the expense accordingly.

Income Taxes — Deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Loss Per Share Attributable to Common Shareholders’— Basic earnings (loss) per share is calculated using the two-class method, which is an earnings allocation formula that determines earnings (loss) per share for the holders of the Company’s common shares and holders of the Series B Preferred Stock.  The Series B Preferred Stock shares contain participation rights in undistributed earnings, but do not share in the losses of the Company.  Therefore, in the event of a loss from continuing operations, the Series B Preferred Stock is not considered in the calculation of basic loss per share.

Net loss per common share attributable to common shareholders’ is computed using the weighted-average number of common shares outstanding during the period.  Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options, warrants and preferred stock) that have been excluded from the computations of diluted net loss per common share was 12,200,500 for the year ended June 30, 2010, 19,599,700 for the six month transition period ended December 31, 2010, 23,382,190 for the year ended December 31, 2011 and 29,076,811 for the year ended December 31, 2012.

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

Warrants — Warrants that could be cash settled or have anti-dilution price protection provisions are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in our statement of operations in each subsequent period.  In general, warrants with anti-dilution provisions are measured using the Monte Carlo valuation model, while the others are measured using the Black-Scholes valuation model.  Both of the methodologies are based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions.  The assumptions used in calculating the estimated fair value of the warrants represent our best estimates; however, these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different.

Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever an event or change in circumstances indicates that the carrying values of an asset may not be recoverable.  If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows of the asset, the Company would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. No significant events or changes in circumstances were identified by the Company that would indicate that the carrying value of an asset was not recoverable for any of the periods presented in the accompanying consolidated financial statements.

2. Selected Balance Sheet Information

Property and Equipment (in thousands):

	December 31,	December 31,
	2011	2012
Machinery and equipment	$3,041	$2,507
Furniture and fixtures	678	706
Computer software	410	193
Computer equipment	467	307
Office equipment	105	55
Leasehold improvements	998	1,018
	5,699	4,786
Less accumulated depreciation	(4,135)	(3,598)
	$1,564	$1,188

Accounts Payable and Accrued Expenses (in thousands):

	December 31,	December 31,
	2011	2012
Accounts payable	$2,239	$2,843
Accrued expenses	724	404
	$2,963	$3,247

Accrued Employee Benefits (in thousands):

	December 31,	December 31,
	2011	2012
Vacation pay and other	$398	$383
Bonus	644	—
	$1,042	$383

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

As of December 31, 2012, there were 3,356,559 shares available for future grant under the 2009 Plan.

Service-Based Stock Options

During the period ended December 31, 2012, the Company granted 5,467,445 service-based options to purchase common stock.  These were granted with exercise prices equal to the fair value of the Company’s stock at the grant date, generally vest over four years (other than 370,000 non-employee options which generally vest over one year) and have a term of ten years.  The weighted average grant-date fair value of service-based options granted during the year ended June 30, 2010 was $1.33, $0.99 for the six month transition period ended December 31, 2010, $1.54 for the year ended December 31, 2011 and $1.20 for the year ended December 31, 2012.

The net compensation costs recorded for the service-based stock options related to employees, consultants and directors (including the impact of the forfeitures) were $698,000 for the year ended June 30, 2010, $1,043,000 for the six month transition period ended December 31, 2010, $3,743,000 for the year ended December 31, 2011 and $3,610,000 for the year ended December 31, 2012.

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

	Year Ended June 30,	Six Month Period December 31,	Year Ended December 31,	Year Ended December 31
Service-Based Stock Options	2010	2010	2011	2012
Expected dividend rate	0%	0%	0%	0%
Expected stock price volatility	70.2% - 72.8%	70.6% - 77.4%	72.1% - 78.9%	73.9% - 79.1%
Risk-free interest rate	2.4% - 3.1%	1.5% - 2.1%	1.4% - 2.7%	0.9% - 1.5%
Expected life (years)	5.5 - 6.3	6.1 - 6.3	6.0 - 6.3	5.5 – 6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2009	1,365,382	$7.76	7.9	$114,000
Granted	2,508,525	$2.02
Forfeited or expired	(590,727)	$7.63
Outstanding at June 30, 2010	3,283,180	$3.40	8.6	$2,750
Granted	1,700,000	$1.54
Exercised	(7,500)	$1.80		$3,000
Forfeited or expired	(678,471)	$4.85
Outstanding at December 31, 2010	4,297,209	$2.43	8.9	$3,159,000
Granted	4,310,550	$2.31
Exercised	(19,688)	$1.64		$21,000
Forfeited or expired	(508,404)	$2.33
Outstanding at December 31, 2011	8,079,667	$2.38	8.4	$674,000
Granted	5,467,445	$2.21
Exercised	(144,167)	$1.48		$52,000
Cancelled	(1,057,700)	$2.03
Forfeited or expired	(2,357,777)	$2.18
Outstanding at December 31, 2012	9,987,468	$2.38	7.5	$—
Exercisable at December 31, 2012	4,209,163	$2.67	5.8	$—

As of December 31, 2012, there was approximately $5,138,000, of total unrecognized compensation cost related to non-vested service-based stock options granted under the 2009 Plan and the Prior Plans.  That cost is expected to be recognized over a weighted-average period of 2.9 years.

The total fair value of stock options vested during the year ended June 30, 2010 was $1,084,000, $622,000 for the six month transition period ended December 31, 2010, $2,182,000 for the year ended December 31, 2011 and $2,987,000 for the year ended December 31, 2012.

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

On January 21, 2010, the Company completed the sale of 6,509,637 units (including 740,387 units sold to the underwriter pursuant to the exercise of its over-allotment option) at a public offering price of $2.08 per unit.  Each unit consisted of (i) one share of the Company’s common stock, (ii) a Class A warrant to purchase 0.75 of a share of the Company’s common stock at an exercise price of $2.48 per share (as adjusted from $2.97 per share for the anti-dilution provision triggered through various financings) and (iii) a Class B warrant to purchase 0.50 of a share of the Company’s common stock at an exercise price of $2.08 per share.  The Company received approximately $12,400,000 in net proceeds from the sale of the units (including the partially exercised option of the over-allotment), after underwriting discounts and commissions and other offering expenses.

On December 15, 2010, the Company completed the sale of 10,000,000 units at a public offering price of $2.25 per unit.  Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $1.75 per share (as adjusted from $3.22 per share for the anti-dilution provision triggered by usage of the Company’s ATM).  The Company received approximately $20,600,000 in net proceeds from the sale of the units, after underwriting discounts and commissions and other offering expenses.  The warrants to purchase 10,000,000 shares of the Company’s common stock are exercisable for a five year period commencing on December 15, 2010.

On June 16, 2011, the Company entered into an At the Market Sales Agreement (ATM) with McNicoll, Lewis & Vlak LLC (MLV), pursuant to which the Company may sell shares of its common stock through MLV, as sales agent, in registered transactions from its shelf registration statement filed in November 2010, for aggregate proceeds of up to $20,300,000.  Shares of common stock sold under the ATM are to be sold at market prices.  The Company will pay up to 3% of the gross proceeds to MLV as a commission.  As of December 31, 2012, the Company raised gross proceeds of $279,000.  Subsequent to December 31, 2012, the Company has raised gross proceeds of $2,451,000 utilizing the ATM.

Dividends

No cash dividends have been declared or paid by the Company since its Inception.

5.     Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings.  The following warrants were outstanding during the year ended June 30, 2010, the six month transition period ended December 31, 2010, the years ended December 31, 2011 and 2012, and include provisions that could require cash settlement of the warrants or have anti-dilution price protection provisions requiring each to be recorded as liabilities of the Company at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as non-cash income or expense in the Company’s statement of operations in each subsequent period:

(i)          warrants to purchase an aggregate of 740,131 shares of the Company’s common stock, issued on October 17, 2007 in connection with the Company’s registered direct offering, exercisable from April 18, 2008 through April 17, 2013 at an exercise price of $12.72 per share, all of which remained outstanding as of December 31, 2012;

(ii)         Class A warrants to purchase an aggregate of 4,882,228 shares of the Company’s common stock, issued on January 21, 2010 in connection with the Company’s registered public offering, exercisable for a five year period commencing on July 21, 2010 at an exercise price of $2.48 per share (as adjusted for the anti-dilution provision triggered by the close of the Company’s exchange program for the December 2010 warrants, as described below, and usage of the ATM during the third quarter), 4,525,978 of which remained outstanding as of December 31, 2012; and

(iii)        warrants to purchase an aggregate of 10,000,000 shares of the Company’s common stock, issued on December 15, 2010 in connection with the Company’s registered public offering (December 2010 warrants), exercisable for a five year period commencing on December 15, 2010 at an exercise price of $1.75 per share (as adjusted from $3.22 per share for the anti-dilution provision triggered by usage of the Company’s ATM during the third quarter).  On June 27, 2012, the Company announced the closing of a common stock exchange program for the remaining December 2010 warrants, which was completed on July 27, 2012, resulting in the issuance of 4,845,949 shares of common stock in exchange for 9,691,900 warrants.  As of December 31, 2012, 308,100 December 2010 warrants remained outstanding.

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

October 2007 Warrants	December 31, 2011	December 31, 2012
Closing stock price	$1.82	$1.26
Expected dividend rate	0%	0%
Expected stock price volatility	93.6%	44.0%
Risk-free interest rate	0.1%	0.1%
Expected life (years)	1.25	0.25

January 2010 Class A Warrants	December 31, 2011	December 31, 2012
Closing stock price	$1.82	$1.26
Expected dividend rate	0%	0%
Expected stock price volatility	86.1%	74.0%
Risk-free interest rate	0.5%	0.4%
Expected life (years)	3.50	2.50

December 2010 Warrants	December 31, 2011	December 31, 2012
Closing stock price	$1.82	$1.26
Expected dividend rate	0%	0%
Expected stock price volatility	83.6%	70.1%
Risk-free interest rate	0.6%	0.4%
Expected life (years)	3.96	2.96

The following table summarizes the change in the estimated fair value of the Company’s warrant liabilities (in thousands):

Warrant Liabilities
Balance at December 31, 2010	$25,954
Decrease in fair value	(9,329)
Balance at December 31, 2011	16,625
Warrants exchanged for common stock	(10,382)
Decrease in fair value	(4,248)
Balance at December 31, 2012	$1,995

6.  Income Taxes

A reconciliation of income taxes computed using the federal statutory rate to the taxes reported in our consolidated statements of operations is as follows (in thousands):

	Year Ended June 30,	Six Months Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2010	2010	2011	2012
Loss before income taxes	$14,558	$19,088	$19,668	$29,474
Federal statutory rate	34%	34%	34%	34%
Taxes computed at federal statutory rate	(4,950)	(6,490)	(6,687)	(10,021)
Loss attributable to foreign operations	116	—	—	—
Warrants	(1,076)	2,550	(3,172)	1,445
Nondeductible stock compensation	—	—	1,559	872
Michigan business tax repeal	—	—	1,214	—
Michigan NOL benefit	—	—	—	(1,334)
Net operating loss expirations	—	—	—	612
Other	136	397	336	300
Change in valuation allowance	5,776	3,543	6,750	8,126
Reported income taxes	$—	$—	$—	$—

Deferred tax assets consist of the following (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2011	2012
Net operating loss carryforwards	$53,224	$61,174
Research and development credit carryforwards	1,600	1,600
Employee benefits and stock compensation	1,167	1,314
Other, net	364	393
Total deferred tax assets	56,355	64,481
Valuation allowance	(56,355)	(64,481)
Net deferred tax assets	$—	$—

As of December 31, 2012, the Company’s U.S. federal and state tax net operating loss and tax credit carryforwards are $176,001,000, $22,229,000 and $1,600,000, respectively.  These net operating loss carryforwards will expire between 2013 and 2032.  The tax credit carryforwards will expire between 2022 and 2030.  Effective January 1, 2012, the Michigan Business Tax (MBT) has been repealed.  As a result of this repeal, the MBT net operating loss of $65,520,000 will not carry forward and has been derecognized in 2011.

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

Due to the historical losses incurred by the Company, a full valuation allowance for deferred tax assets, including the deferred tax assets for the aforementioned net operating losses and credits, has been provided since they are not more likely than not to be realized.  If the Company achieves profitability, these deferred tax assets may be available to offset future income taxes.  The increase in the valuation allowance was $6,750,000 and $8,126,000 for the years ended December 31, 2011 and 2012, respectively.

The Company assesses uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (ASC) 740-10-5, “Accounting for Uncertain Tax Positions.”  This pronouncement prescribes a recognition threshold and measurement methodology for recording within the financial statements uncertain tax positions taken, or expected to be taken, in the Company’s income tax returns.  As of December 31, 2011 and 2012, the Company had an unrecognized tax benefit of $2,100,000.  There were no increases, decreases, or settlements related to uncertain tax positions in 2011 or 2012. Income tax expense would be reduced by zero if the gross unrecognized tax benefits were recognized due to the valuation allowance.  It is not anticipated that the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files U.S. federal and Michigan income tax returns.  Due to the Company’s net operating loss carryforwards, Federal income tax returns from incorporation are still subject to examination.  Michigan tax returns for the year ended December 31, 2011 and forward are subject to examination.

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

RealBio Technologies — In May 2009, the Company entered into an agreement with RealBio Technologies, Inc. (RealBio) that granted RealBio an exclusive license to utilize our technology outside of the Company’s core area of focus - human regenerative medicine. In return for this license, the Company received a minority equity interest in RealBio, which was not material as of December 31, 2012.

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

8.     Commitments, Contingencies and Debt

During 2007, the Company entered into an operating lease with Domino’s Farms Office Park, LLC, for approximately 30,000 square feet of office and lab space. This lease has a noncancelable term of six years, which began on May 14, 2007, and has two five-year market value renewals. The Company has elected to renew the lease at a reduced rate with a 5 year term commencing on May 14, 2013.  The Company now has a right to terminate on the third anniversary of the renewal, and has two five-year market value renewal options.  The Company’s leased facility includes a Class 100,000 modular manufacturing clean room, laboratories and office space.  The lease also provides the Company the right of first refusal on certain additional space.

As of December 31, 2012, future minimum payments related to our operating and capital leases and long-term debt are as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	2013	2014	2015	2016	More then 5 Years
Operating leases	$3,450	$1,055	$992	$992	$359	$52
Capital leases	40	34	6	—	—	—
Total	$3,490	$1,089	$998	$992	$359	$52

Rent expense for the year ended June 30, 2010, six month transition period ended December 31, 2010, years ended December 31, 2011 and 2012, and for the period from March 24, 1989 (Inception) to December 31, 2012, was $1,175,000, $548,000, $1,099,000, $1,127,000 and $13,219,000 respectively.

9.     Employee Savings Plan

The Company has a 401(k) savings plan that allows participating employees to contribute a portion of their salary, subject to annual limits and minimum qualifications.  The Board may, at its sole discretion, approve Company matching contributions to the plan.  The Company made contributions of $200,000 for the year ended June 30, 2010, $88,000 for the six month transition period ended December 31, 2010, $159,000 and $202,000 for the years ended December 31, 2011 and 2012, respectively, and $1,906,000 for the period from March 24, 1989 (Inception) to December 31, 2012.

10. Preferred Stock

Shareholder Rights Plan - Series A Junior Participating Cumulative Preferred Stock

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

In connection with the adoption of the Shareholder Rights Plan, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock to stockholders of record as of the close of business on August 15, 2011.  In addition, one Right will automatically attach to each share of common stock issued between August 15, 2011 and the distribution date.  The Rights currently are not exercisable and are attached to and trade with the outstanding shares of common stock.  Each Right entitles the registered holder of common stock to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, no par value per share, at a cash exercise prices of $30.00 per Unit.  There are currently 45,000 shares authorized and zero issued and outstanding.  Under the Shareholder Rights Plan, the Rights become exercisable if a person or group becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of common stock or if a person or group commences a tender offer that would result in that person owning 15% or more of the common stock.  If a person or group becomes an “acquiring person,” each holder of a Right (other than the acquiring person and its affiliates, associates and transferees) would be entitled to purchase, at the then-current exercise price, such number of shares of the Company’s preferred stock which are equivalent to shares of common stock having a value of twice the exercise price of the Right.  If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.

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

The Series B Preferred Stock does not, in its entirety, require liability classification and has been evaluated for embedded features to determine if those features require bifurcation and separate classification as derivative liabilities. The Series B Preferred Stock host contract was evaluated for equity or mezzanine classification based upon the nature of the redemption and conversion features.  Generally, any feature that could require cash redemption for matters not within the Company’s control, irrespective of probability of the event occurring, requires classification outside of shareholders’ equity.  The Series B Preferred Stock has been recorded as mezzanine of the Condensed Consolidated Balance Sheets and will be accreted to its redemption value through charges to shareholders’ deficit using the effective interest method.

The carrying value of the Series B-1 Preferred Stock presented as mezzanine in the consolidated financial statements is $3,923,000, as of December 31, 2012.  As of December 31, 2012, there are no outstanding shares of Series B-1 Preferred Stock; however, as the Series B-1 Preferred Stock dividends can be redeemed for cash, the Company is required to accrete the carrying value of the Series B-1 Preferred Stock to its redemption value of $31,102,000 by charges to accumulated deficit using the effective interest method.  Such accretion for the year ended December 31, 2012 amounted to $3,923,000. The redemption value is determined by the greater of the conversion price of the Series B-1 Preferred Stock or the common stock price, multiplied by the total accumulated dividends at the five year anniversary of issuance.

11. Quarterly Financial Data (Unaudited)

The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the year ended December 31, 2012 and 2011.  The sum of quarterly net loss per share, basic and diluted, may not equal total net loss per share, basic and diluted, due to variation in shares outstanding (in thousands, except for per share data).

Year Ended December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$2	$—	$—	$19	$21
Loss from operations	(8,558)	(9,300)	(8,285)	(7,617)	(33,760)
Net loss attributable to common shareholders	(9,744)	(8,566)	(7,252)	(7,905)	(33,467)
Net loss per common share attributable to common shareholders	$(0.25)	$(0.22)	$(0.17)	$(0.18)	$(0.81)

Net loss includes the (increase) / decrease in fair value of warrants of $(900,000), $1,948,000, $2,241,000, $959,000 and $4,248,000 for the first quarter, second quarter, third quarter, fourth quarter and fiscal year, respectively.

Year Ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$9	$—	$9	$—	$18
Loss from operations	(6,260)	(7,507)	(7,439)	(7,834)	(29,040)
Net loss attributable to common shareholders	(4,988)	(9,957)	(1,934)	(2,789)	(19,668)
Net loss per common share attributable to common shareholders	$(0.13)	$(0.26)	$(0.05)	$(0.07)	$(0.51)

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Accounting Officer (“CEO and CAO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, the CEO and CAO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012, in ensuring that information related to the Company required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CAO, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed under the supervision of our CEO and CAO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Management, under the supervision and with the participation of the CEO and CAO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and concluded that it was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, and has expressed an unqualified opinion thereon in their report which appears under Item 8.

Changes in Internal Control over Financial Reporting

During our fourth quarter of fiscal 2012, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K, and is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2013 Annual Meeting of Shareholders scheduled for May 2, 2013.

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

Date: March 18, 2013
AASTROM BIOSCIENCES, INC.

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on behalf of the registrant on March 18, 2013 by the following persons in the capacities indicated.

Signature	Title

/s/ DOMINICK C. COLANGELO	President and Chief Executive Officer, Director
Dominick C. Colangelo	(Principal Executive Officer)

/s/ BRIAN D. GIBSON	Vice President of Finance, Chief Accounting Officer and
Brian D. Gibson	Treasurer
(Principal Financial and Accounting Officer)

/s/ ROBERT L. ZERBE, M.D.	Chairman of the Board of Directors
Robert L. Zerbe, M.D.

/s/ NELSON M. SIMS	Director
Nelson M. Sims

/s/ RONALD M. CRESSWELL, PH.D.	Director
Ronald M. Cresswell, Ph.D.

/s/ ALAN L. RUBINO	Director
Alan L. Rubino

/s/ TIM M. MAYLEBEN	Director
Tim M. Mayleben

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Aastrom, filed as Exhibit 4.1 to Aastrom’s Current Report on Form 8-K filed on December 17, 2009, incorporated herein by reference.

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

10.5 #	Aastrom Biosciences 2001 Stock Option Plan, attached as Exhibit 10.72 to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference.

10.6 #	2004 Equity Incentive Plan, attached as Exhibit 10.82 to Amendment No. 1 to Aastrom’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, incorporated herein by reference.

10.7 #

Form of Option and Restricted Stock Award Agreements for Grants under 2004 Equity Incentive Plan, attached as Exhibit 10.84 to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2005, incorporated herein by reference.

10.8

Amendment dated December 5, 2002 to License Agreement with the University of Michigan, attached as Exhibit 10.87 to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2005, incorporated herein by reference.

10.9 #	2004 Equity Incentive Plan, as amended, attached as Exhibit 99.1 to Aastrom’s Current Report on Form 8-K filed on November 8, 2006, incorporated herein by reference.

10.10 #

Forms of Grant Notice and Stock Option Agreement for Grants under 2004 Equity Incentive Plan, as amended, attached as Exhibit 99.2 to Aastrom’s Current Report on Form 8-K filed on November 8, 2006, incorporated herein by reference.

10.11	Form of Purchase Agreement, attached as Exhibit 10.3 to Aastrom’s Current Report on Form 8-K filed on October 16, 2007, incorporated herein by reference.

10.12	Form of Warrant, attached as Exhibit 10.4 to Aastrom’s Current Report on Form 8-K filed on October 16, 2007, incorporated herein by reference.

10.13

Standard Lease between Aastrom and Domino’s Farms Office Park, L.L.C. dated January 31, 2007., attached as Exhibit 10.96 to Amendment No. 1 to Aastrom’s Annual Report on Form 10-K for the year ended June 30, 2007, incorporated herein by reference.

10.14 #	2009 Omnibus Incentive Plan, attached as Appendix II to Aastrom’s Proxy Statement filed on October 9, 2009, incorporated herein by reference.

10.15

Class A Warrant Agreement, dated as of January 21, 2010, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2010).

10.16

Class B Warrant Agreement, dated as of January 21, 2010, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2010).

10.17

Underwriting Agreement, dated as of January 15, 2010, and between the Registrant and Oppenheimer & Co. Inc. (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2010).

10.18 #

Form of indemnification agreement entered into between the Company and each of its directors, attached as Exhibit 10.1 to Aastrom’s Current Report on Form 8-K filed on August 31, 2010, incorporated herein by reference.

10.19	Amended Code of Business Conduct and Ethics, attached as Exhibit 14.1 to Aastrom’s Current Report on Form 8-K filed on August 31, 2010, incorporated herein by reference.

10.20*	Contract Manufacturing and Supply Agreement, dated as of November 1, 2010, by and between Vention Medical (formerly ATEK Medical, LLC) and the Company.

10.21

Warrant agreement, dated as of December 15, 2010, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2010).

10.22

Underwriting Agreement, dated as of December 10, 2010, and between the Registrant and Stifel, Nicolaus & Company, Incorporated, Needham & Company, LLC and Roth Capital Partners (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2010).

10.23#	Amendment to the 2009 Omnibus Incentive Plan, dated March 21, 2011 (incorporated herein by reference to Exhibit 10.4 to the Company’s current Report on Form 8-K, filed on March 25, 2011).

10.24#	Employment Agreement with Ronnda L. Bartel, PhD, dated March 22, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K, filed on March 25, 2011).

10.25#	Employment Agreement with Sharon Watling, PharmD, dated March 22, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company’s current Report on Form 8-K, filed on March 25, 2011).

10.26#	Senior Executive Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s current Report on Form 8-K, filed on March 25, 2011).

10.27

At Market Issuance Sales Agreement, dated June 16, 2011, by and among Aastrom Biosciences, Inc. and McNicoll, Lewis & Vlak LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2011).

10.28	Master Services Agreement by and between the Company and CRO, made and entered into as of September 23, 2011 (the “Master Services Agreement”).

10.29

Project Addendum to the Master Services Agreement, dated as of November 16, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC November 22, 2011).

10.30

Registration Rights Agreement, dated March 9, 2012, between Aastrom Biosciences, Inc. and Eastern Capital Limited, attached as Exhibit 10.2 to Aastrom’s Current Report on Form 8-K filed on March 9, 2012, incorporated herein by reference.

10.31

Securities Purchase Agreement, dated as of March 9, 2012, by and between Aastrom Biosciences, Inc. and Eastern Capital Limited (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2012).

10.32#

Employment Offer Letter, dated as of August 20, 2012, by and between Aastrom Biosciences, Inc. and Daniel R. Orlando (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2012).

10.33#

Employment Agreement, dated as of October 26, 2012, by and between Aastrom Biosciences, Inc. and Brian Gibson (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2012).

10.34#	Amendment to the 2009 Omnibus Incentive Plan, dated May 3, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 7, 2012).

10.35	Form of Warrant Exchange Agreement, dated June 27, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed on June 27, 2012).

10.36#	Executive Resignation Agreement, executed on December 12, 2012 and effective December 14, 2012, by and between Aastrom Biosciences, Inc. and Tim M. Mayleben.

10.37#

Executive Employment Agreement, executed March 4, 2013 and effective March 1, 2013, by and between Aastrom Biosciences, Inc. and Dominick C. Colangelo (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed on March 9, 2013).

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