Form 10-Q
period 2013-03-31
AASTROM BIOSCIENCES INC
filed 2013-05-08
CIK 887359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013, OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

Commission file number 0-22025

AASTROM BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Michigan	94-3096597
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

24 Frank Lloyd Wright Dr. — Lobby K
Ann Arbor, Michigan	48105
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer - ☐	Accelerated filer - ☒

Non-accelerated filer - ☐	Smaller reporting company - ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes - ☐  No - ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	45,664,079
(Class)	Outstanding at April 30, 2013

AASTROM BIOSCIENCES, INC.

QUARTERLY REPORT ON FORM 10-Q

		Page
PART I — FINANCIAL INFORMATION		3

Item 1.	Financial Statements (Unaudited):	3
	Condensed Consolidated Balance Sheets as of December 31, 2012 and March 31, 2013	3
	Condensed Consolidated Statements of Operations for the quarter ended March 31, 2012 and 2013 and for the period from March 24, 1989 (Inception) to March 31, 2013	4
	Condensed Consolidated Statements of Cash Flows for the quarter ended March 31, 2012 and 2013 and for the period from March 24, 1989 (Inception) to March 31, 2013	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II — OTHER INFORMATION		19

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 6.	Exhibits	19

Signature		20
Exhibit Index		21
Glossary		22

PART I - FINANCIAL INFORMATION

Item 1.                                 Financial Statements

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands)

	December 31,	March 31,
	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$13,638	$9,226
Other current assets	352	300
Total current assets	13,990	9,526
Property and equipment, net	1,188	1,056
Total assets	$15,178	$10,582

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,247	$3,015
Accrued employee benefits	383	858
Current portion of long-term debt	34	27
Warrant liabilities	1,995	376
Total current liabilities	5,659	4,276
Long-term debt	6	2
Total liabilities	5,665	4,278
Series B-1 non-voting convertible preferred stock, no par value; shares authorized and reserved — 39, shares issued and outstanding — zero	3,923	5,186
Series B-2 voting convertible preferred stock, no par value; shares authorized and reserved — 39, shares issued and outstanding —12	37,690	37,690
Total convertible preferred stock	41,613	42,876
Shareholders’ deficit:
Common stock, no par value; shares authorized — 150,000; shares issued and outstanding — 43,784 and 45,664, respectively	243,215	245,550
Deficit accumulated during the development stage	(275,315)	(282,122)
Total shareholders’ deficit	(32,100)	(36,572)
Total liabilities, convertible preferred stock and shareholders’ deficit	$15,178	$10,582

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands except per share amounts)

	Quarter Ended March 31,		March 24, 1989 (Inception) to March 31,
	2012	2013	2013

Revenues:
Product sales and rentals	$2	$8	$1,906
Research and development agreements	—	—	2,105
Grants	—	—	9,901
Total revenues	2	8	13,912
Costs and expenses:
Cost of product sales and rentals	2	2	3,049
Research and development	6,796	5,538	222,268
Selling, general and administrative	1,762	1,633	94,231
Total costs and expenses	8,560	7,173	319,548
Loss from operations	(8,558)	(7,165)	(305,636)
Other income (expense):
(Increase) decrease in fair value of warrants	(900)	1,619	18,156
Other income	—	—	1,249
Interest income	6	5	10,827
Interest expense	(3)	(3)	(494)
Total other income (expense)	(897)	1,621	29,738
Net loss	(9,455)	(5,544)	(275,898)
Accretion of convertible preferred stock	289	1,263	6,224
Net loss attributable to common shareholders	$(9,744)	$(6,807)	$(282,122)
Net loss per share attributable to common shareholders (Basic and Diluted)	$(0.25)	$(0.15)
Weighted average number of common shares outstanding (Basic and Diluted)	38,742	44,864

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Quarter Ended March 31,		March 24, 1989 (Inception) to March 31,
	2012	2013	2013

Operating activities:
Net loss	$(9,455)	$(5,544)	$(275,898)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	179	150	8,297
Loss on property held for resale	—	—	110
Amortization of discounts and premiums on investments	—	—	(1,704)
Stock compensation expense	815	(43)	17,452
Increase (decrease) due to change in fair value of warrants	900	(1,619)	(18,156)
Inventory write downs and reserves	—	—	2,240
Stock issued pursuant to license agreement	—	—	3,300
Provision for losses on accounts receivable	—	—	204
Changes in operating assets and liabilities:
Inventories	—	—	(2,335)
Other current assets	181	52	(529)
Accounts payable and accrued expenses	421	(232)	2,783
Accrued employee benefits	356	475	858
Net cash used for operating activities	(6,603)	(6,761)	(263,378)

Investing activities:
Organizational costs	—	—	(73)
Purchase of short-term investments	—	—	(217,041)
Maturities of short-term investments	—	—	218,745
Property and equipment purchases	(82)	(18)	(7,508)
Proceeds from sale of property held for resale	—	—	400
Net cash used for investing activities	(82)	(18)	(5,477)

Financing activities:
Net proceeds from issuance of preferred stock	37,723	—	89,267
Net proceeds from issuance of common stock and warrants	176	2,378	187,432
Payments received for stock purchase rights and other, net	—	—	3,500
Proceeds from long-term debt	—	—	751
Principal payments under long-term debt obligations	(11)	(11)	(2,851)
Other, net	—	—	(18)
Net cash provided by financing activities	37,888	2,367	278,081

Net increase (decrease) in cash and cash equivalents	31,203	(4,412)	9,226

Cash and cash equivalents at beginning of period	5,530	13,638	—

Cash and cash equivalents at end of period	$36,733	$9,226	$9,226

Supplemental cash flow information (non-cash):
Accretion of convertible preferred stock	$289	$1,263	$6,224

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2013 (UNAUDITED)

1.   Organization and Summary of Significant Accounting Policies

Aastrom Biosciences, Inc. was incorporated in March 1989 (Inception), began employee-based operations in 1991, and is in the development stage.  The Company operates its business in one reportable segment — research and product development involving the development of patient-specific, expanded multicellular therapies for use in the treatment of severe, chronic ischemic cardiovascular diseases.

Successful future operations are subject to several technical hurdles and risk factors, including satisfactory product development, timely initiation and completion of clinical trials, regulatory approval and market acceptance of the Company’s products and the Company’s continued ability to obtain future funding.

The Company is subject to certain risks related to the operation of its business and development of its products and product candidates.  As of March 31, 2013, the Company had $9,226,000 of cash and cash equivalents.  This is not sufficient to sustain operations for one year.  In light of the Company’s financial position, it is evaluating strategic and financial opportunities in the short-term in order to maintain adequate liquidity through December 31, 2013 and beyond.  Additionally, the Company could sell shares through an At the Market Sales Agreement (ATM) in order to raise additional capital, though there are certain factors, such as volume of trading in the stock, the stock price and the ability to terminate the agreement with notice, which could limit the amount the Company could raise in a short period of time.  On a longer-term basis, the Company will need to raise additional funds in order to complete product development programs and complete clinical trials needed to market and commercialize its products.  The Company cannot be certain that such funding will be available on favorable terms, if at all.  Some of the factors that will impact the Company’s ability to raise additional capital and our overall success include: the rate and degree of progress for product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the United States and other countries, the liquidity and market volatility of the Company’s equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors.  If the Company cannot raise such funds, the Company will not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would have a material adverse impact on the business, financial condition and results of operations.  As a result of the need to raise additional capital and a net capital deficiency, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate the business effectively over at least the next twelve months, which raises substantial doubt as to the ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   Basis of Presentation

The condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year or for any other period.  The December 31, 2012 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2012, as filed with the SEC.

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

During the three months ended March 31, 2013, the Company granted 1,100,000 service-based options to purchase common stock.  These options were granted with exercise prices equal to or greater than the fair market value of the Company’s stock at the grant date, vest over four years and expire after ten years.  The weighted average grant-date fair value of service-based options granted under the Company’s Option Plan during the three months ended March 31, 2012 and 2013 was $1.22 and $0.85, respectively.

The net compensation expense (income) recorded for the service-based stock options related to employees and directors were $815,000 and ($43,000) for the quarters ended March 31, 2012 and 2013, respectively.  The compensation cost includes a forfeiture adjustment due to restructuring activities announced on March 27, 2013, which reduced expense by $938,000.

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

	Quarter Ended March 31,
	2012	2013
Service-Based Stock Options
Expected dividend rate	0%	0%
Expected stock price volatility	73.9%	74.0%
Risk-free interest rate	1.4%	1.4%
Expected life (years)	6.3	6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Service-Based Stock Options
Outstanding at December 31, 2012	9,987,468	$2.38	7.5	$—
Granted	1,100,000	$1.29
Exercised	—	$—		$—
Forfeited or expired	—	$—
Outstanding at March 31, 2013	11,087,468	$2.27	7.4	$—
Exercisable at March 31, 2013	4,956,364	$2.59	5.5	$—

As of March 31, 2013 there was $3,710,000 of total unrecognized compensation cost related to non-vested service-based stock options granted under the Option Plan.  That cost is expected to be recognized over a weighted-average period of 3.0 years.

The total fair value of options vested during the three months ended March 31, 2012 and 2013 was $836,000 and $917,000, respectively.

4.   Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings.  The following warrants were outstanding at March 31, 2013, and include provisions that could require cash settlement of the warrants or have anti-dilution price protection provisions requiring each to be recorded as liabilities of the Company at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as non-cash income or expense in the Company’s statement of operations in each subsequent period:

	January 21, 2010 Class A Warrants	December 15, 2010 Warrants
Exercise price	$2.44	$1.25
Expiration date	July 21, 2015	December 15, 2015
Warrants outstanding	6,034,637	308,100
Total shares issuable on exercise	4,525,978	308,100

The 740,131 warrants issued on October 17, 2007 in connection with the Company’s registered direct offering, at an exercise price of $12.72 per share expired unexercised as of April 17, 2013.  The exercise price per share for the January 15, 2010 and December 15, 2010 warrants were adjusted for the anti-dilution provision triggered by usage of the Company’s ATM during the first quarter, which raised gross proceeds of $2,451,000.

The fair value of the Class A warrants and the December 2010 warrants are measured using the Monte Carlo valuation model, while the October 2007 warrants are measured using the Black-Scholes valuation model.  Both of the methodologies are based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions.  The assumptions used in calculating the estimated fair value of the warrants represent the Company’s best estimates, however; these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and different assumptions are used, the warrant liabilities and the change in estimated fair value of the warrants could be materially different.

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

	December 31, 2012	March 31, 2013
January 2010 Class A Warrants
Closing stock price	$1.26	$0.70
Expected dividend rate	0%	0%
Expected stock price volatility	74.0%	59.3%
Risk-free interest rate	0.4%	0.3%
Expected life (years)	2.50	2.25

	December 31, 2012	March 31, 2013
December 2010 Warrants
Closing stock price	$1.26	$0.70
Expected dividend rate	0%	0%
Expected stock price volatility	70.1%	77.9%
Risk-free interest rate	0.4%	0.3%
Expected life (years)	2.96	2.71

The following table summarizes the change in the estimated fair value of the Company’s warrant liabilities (in thousands):

Warrant Liabilities
Balance at December 31, 2012	$1,995
Decrease in fair value	(1,619)
Balance at March 31, 2013	$376

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

The Series B Preferred Stock does not, in its entirety, require liability classification and has been evaluated for embedded features to determine if those features require bifurcation and separate classification as derivative liabilities.  The Series B Preferred Stock host contract was evaluated for equity or mezzanine classification based upon the nature of the redemption and conversion features.  Generally, any feature that could require cash redemption for matters not within the Company’s control, irrespective of probability of the event occurring, requires classification outside of shareholders’ equity.  The Series B Preferred Stock has been recorded as mezzanine in the Condensed Consolidated Balance Sheets and will be accreted to its redemption value through charges to Deficit accumulated during the development stage using the effective interest method.

The carrying value of the Series B-1 Preferred Stock presented as mezzanine in the condensed consolidated financial statements is $5,186,000, as of March 31, 2013.  As of March 31, 2013, there are no outstanding shares of Series B-1 Preferred Stock; however, as the Series B-1 Preferred Stock dividends can be redeemed for cash, the Company is required to accrete the carrying value of the Series B-1 Preferred Stock to its redemption value of $31,102,000 by charges to Deficit accumulated during the development stage using the effective interest method.  Such accretion for the three months ended March 31, 2013 amounted to $1,263,000.  The redemption value is determined by the greater of the conversion price of the Series B-1 Preferred Stock or the common stock price, multiplied by the total accumulated dividends at the five year anniversary of issuance.

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

Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options, warrants and preferred stock) that have been excluded from the computations of diluted net loss per common share at March 31, 2012 and 2013 were 35,632,110 and 30,565,000, respectively.

7.   Restructuring

On March 27, 2013, the Company announced a strategic change in its research and development programs to focus on the clinical development of ixmyelocel-T for the treatment advanced heart failure due to ischemic dilated cardiomyopathy (DCM).  The Company, which recently initiated the Phase 2b ixCELL-DCM clinical trial, previously received a U.S. orphan drug designation for the use of ixmyelocel-T in the treatment of DCM.  As a result of the strategic change, the Company will stop enrollment and end the Phase 3 REVIVE clinical trial in patients with critical limb ischemia (CLI).  In addition, the Company is executing a corporate restructuring that reduced staff and operating expenses.  Employees directly affected by the restructuring plan will be provided with severance payments and outplacement assistance.  The Company currently expects to complete the restructuring during the second quarter of 2013.

As a result of the termination of the Phase 3 REVIVE clinical trial, the Company recorded a one-time restructuring charge of $408,000 in the first quarter of 2013, primarily representing cash payments for severance and other personnel-related expenses.  Severance payments will be paid out during the second quarter of 2013 and will continue into the fourth quarter of 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in 1989 and are a biotechnology company focused on the development of innovative cell therapies to repair or regenerate damaged or diseased tissues.  We are developing patient-specific, expanded multicellular therapies for use in the treatment of severe, chronic ischemic cardiovascular diseases.  We believe ixmyelocel-T (the generic name for our multicellular therapy) is a disease modifying therapy with multi-functional properties including: tissue remodeling, immunomodulation and the promotion of angiogenesis.  Our proprietary cell-manufacturing technology enables the manufacture of multicellular therapies, expanded from an adult patient’s own bone marrow, to be delivered directly to damaged tissues.  Preclinical and clinical data suggest that ixmyelocel-T may be safe and effective in treating patients with severe, chronic ischemic cardiovascular diseases such as dilated cardiomyopathy (DCM), the third leading cause of heart failure, and critical limb ischemia (CLI), the most severe form of peripheral arterial disease (PAD).  Over 400 patients have been safely treated since our inception, with over 200 of those using ixmyelocel-T.  During the fourth quarter of 2012, we launched a randomized, placebo-controlled, double-blinded Phase 2b clinical trial (ixCELL-DCM) for patients with advance heart failure due to ischemic DCM.  In November 2011, we released positive Phase 2b data from our RESTORE-CLI clinical trial and launched our pivotal Phase 3 REVIVE trial in CLI in February 2012.

On March 27, 2013, we announced a strategic change in our research and development programs to focus on the clinical development of ixmyelocel-T for the treatment of advanced heart failure due to ischemic DCM.  We believe heart failure represents a significant unmet medical need and a growing public health problem.  DCM is the third leading cause of heart failure and the leading cause of heart transplantation in the U.S.  A majority of advanced heart failure patients that are refractory to medical therapy have DCM, which leads us to believe that the refractory ischemic DCM market represents a substantial market opportunity for ixmyelocel-T.  The DCM program has received a U.S. Orphan Drug designation, and we believe that this orphan designation will allow us to pursue this heart failure indication with a more cost-effective path to approval for ixmyelocel-T.

As a result of the strategic change, we stopped enrollment of patients and are ending the Phase 3 REVIVE clinical trial in patients with CLI.  In addition, we are executing a corporate restructuring that we expect will reduce staff and ongoing operating cash needs by approximately 50 percent.  As a result, we recorded a one-time restructuring charge of approximately $400,000 in the first quarter of 2013, primarily representing cash payments for severance and other personnel-related expenses.  Severance payments will be paid out during the second quarter of 2013 and will continue into the fourth quarter of 2013.

Our Therapy

Ixmyelocel-T is a patient-specific, expanded multicellular therapy developed using our proprietary, fully-closed, automated processing system.  Ixmyelocel-T is a product derived from an adult patient’s own bone marrow but it is significantly enhanced compared with the original bone marrow.  Our process enhances the patient’s bone marrow mononuclear cells by expanding the mesenchymal stromal cells and M2-like anti-inflammatory macrophages while retaining many of the hematopoietic cells.  These cell types, known to regulate the immune response, are important in the resolution of pathologic inflammation and tissue repair.  The manufacture of our patient-specific, expanded multicellular therapies is done under current Good Manufacturing Practices (cGMP) and current Good Tissue Practices (cGTP) guidelines required by the U.S. Food and Drug Administration (FDA).

Our therapy has several features that we believe are primarily responsible for success in treating adult patients with severe, chronic cardiovascular diseases:

Patient-specific (autologous) — we start with the patient’s own cells, which are accepted by the patient’s immune system allowing the cells to integrate into existing functional tissues.  We believe that this characteristic of our therapy eliminates both the risk of rejection and of having to use immunosuppressive therapy pre- or post-therapy.  Our data also suggests that ixmyelocel-T provides the potential for long-term engraftment and tissue repair.

Expanded — we begin with a small amount of bone marrow from the patient (up to 60 ml) and significantly expand the number of certain cell types, primarily CD90+ (mesenchymal stromal cells or MSCs) and CD14+autofluorescent+ (M2-like anti-inflammatory macrophages) to a substantially greater number than are present in the patient’s own bone marrow (up to 200 times the number of certain cell types compared with the starting bone marrow).

Multicellular — we believe the multiple cell types in ixmyelocel-T, which are normally found in bone marrow but in smaller quantities, possess the key functions required for reducing chronic inflammation and promoting tissue repair and angiogenesis.  By reducing inflammation, we believe ixmyelocel-T provides the ideal conditions to allow for the growth of new tissue and blood vessels.

Minimally invasive — our procedure for taking bone marrow (an “aspirate”) can be performed in an out-patient setting and takes approximately 15 minutes.  For DCM, administration of ixmyelocel-T is performed in the cardiac catheterization laboratory.  A catheter, similar to those used for balloon angioplasty and stenting is inserted and 12-20 direct injections into the heart muscle are performed in a one-time procedure.  For diseases such as CLI, the administration of ixmyelocel-T is performed in an out-patient setting (e.g. a physician’s office) in a one-time, approximately 20 minute procedure.

Safe — bone marrow and bone marrow-derived therapies have been used safely and efficaciously in medicine for over three decades.  Our product, ixmyelocel-T, a bone marrow-derived, patient-specific, expanded multicellular therapy, leverages this body of scientific study and medical experience, and appears well tolerated in over 400 patients treated to date.

Cell Composition

Ixmyelocel-T is the only multicellular product known to have expanded cell populations of both MSCs and M-2 like anti-inflammatory macrophages.  We believe that our therapy is best suited for chronic, ischemic diseases with significant inflammation.  Our multicellular therapy could be ideal to modulate inflammation and allow for remodeling of ischemic tissue and angiogenesis.

Manufacturing Process

Our therapy is produced at our cell manufacturing facility in the United States, located at our headquarters in Ann Arbor, Michigan.

Clinical Development Programs

Our clinical development programs are focused on addressing areas of high unmet medical needs in severe, chronic ischemic cardiovascular diseases.  We have completed our Phase 1/2 clinical trials in DCM and launched the randomized, placebo-controlled, double-blinded Phase 2b ixCELL-DCM clinical trial in the fourth quarter of 2012.  Our DCM development program has received Orphan Drug designation from the FDA.

Results to date in our clinical trials may not be indicative of results obtained from subsequent patients enrolled in those trials or from future clinical trials.  Further, our future clinical trials may not be successful or we may not be able to obtain the required Biologic License Application (BLA) approval to commercialize our products in the United States in a timely fashion, or at all.  See “Risk Factors” included in Item 3 of our Form S-1 filed with the SEC on April 29, 2013.

Dilated Cardiomyopathy

Background

DCM is a severe, chronic cardiovascular disease that leads to weakening of the heart muscle, enlargement of the heart, and reduction of the pumping function of the heart to the point that blood circulation is impaired.  Patients with DCM typically present with symptoms of congestive heart failure, including limitations in physical activity and shortness of breath.  DCM is now the third leading cause of heart failure and the leading cause of heart transplantation in the U.S.  There are two types of DCM: ischemic and non-ischemic.  Ischemic DCM, the most common form representing an estimated 60% of all DCM patients, is associated with atherosclerotic cardiovascular disease.  These refractory ischemic DCM patients are currently the target patient population for our clinical development of ixmyelocel-T, with approximately 125,000 patients in the U.S. alone.  Patient prognosis depends on the stage and cause of the disease but is typically characterized by a very poor quality of life and a high mortality rate.

Current treatments for refractory ischemic DCM patients are limited to heart transplantation and placement of left ventricular assist devices (LVADs).  There are less than 2,500 heart transplantations in the U.S. each year.  Many refractory DCM patients are not eligible for heart transplantation and transplants are extremely expensive at an estimated cost of over $1 million.  LVADs are also expensive at an estimated cost of over $175,000 and have a mortality rate of 50% at two years.

In February 2007, the FDA granted Orphan Drug designation to ixmyelocel-T for the treatment of DCM.  Our DCM development program is currently in Phase 2b clinical development.  We recently completed follow up on two U.S. Phase 1/2 trials investigating surgical and catheter-based delivery for our product in the treatment of DCM.  The final results from these Phase 1/2 clinical trials were presented at the Society for Cardiovascular Angiography and Interventions (SCAI) meeting on May 10, 2012.

Surgical Trial Program — DCM

We completed enrollment of 40 ischemic and non-ischemic DCM patients in the IMPACT-DCM clinical trial in January 2010 and the final patient was treated in March 2010.  Participants in the IMPACT-DCM clinical trial were required to have New York Heart Association (NYHA) functional class III or IV heart failure, a left ventricular ejection fraction (LVEF) of less than or equal to 30% (60-75% is typical for a healthy person), and meet other eligibility criteria, including optimized medical therapy.  Patients were randomized in an approximate 3:1 ratio of treatment to control group.  Patients in the treatment group received our therapy through direct injection into the heart muscle during minimally invasive-surgery (involving a chest incision of approximately 2 inches).  The primary objective of this study was to assess the safety of ixmyelocel-T in patients with DCM.  Efficacy measures included cardiac dimensions and tissue mass, cardiac function (e.g., cardiac output, LVEF, cardiopulmonary exercise testing parameters), cardiac perfusion and viability, as well as other efficacy endpoints.  NYHA functional class and quality of life were also assessed.  Patients were followed for 12 months after treatment with an additional two year follow-up phone call recently completed for all patients.

Catheter Trial Program — DCM

The Catheter-DCM clinical trial was designed to explore catheter-based direct injection delivery of ixmyelocel-T to treat DCM patients.  This multi-center, randomized, controlled, prospective, open-label, Phase 2 study enrolled DCM patients at clinical sites across the United States.

We reported final 12-month results from the Catheter-DCM Phase 2 trial at the SCAI 2012 Scientific Sessions on May 10, 2012.  The trial included 22 ischemic DCM (IDCM) and non-ischemic DCM (NIDCM) patients with a NYHA heart failure class of III or IV, or moderate to severe heart failure, and a left ventricular ejection fraction of 30 percent or less, which is a measure of how much blood leaves the heart with each pump.  Patients were randomized 2:1 to receive an injection of the treatment into their heart muscles or to a control group, and were followed at three, six and 12 months.  After 12 months, no procedural complications and no difference in adverse events were reported among patients who received the treatment and the control group.  IDCM patients who received ixmyelocel-T had a lower mean number of major adverse cardiac events (MACE) (0.22 compared to 1.67 in the control group).  IDCM patients who received the treatment were more likely to see improvement in NYHA class, six-minute walking distance and ejection fraction, compared to those in the control group.  No consistent trends were noted in NIDCM patients.

Phase 2b Clinical Program — ixCELL-DCM

In February 2013, several sites began screening patients with ischemic DCM in the ixCELL-DCM trial, which is a randomized, double-blind, placebo-controlled clinical trial.  The first patient was randomized in April 2013.  The Phase 2b ixCELL-DCM trial will enroll 108 ischemic DCM patients.   To be eligible, patients must be between the ages of 30 and 85, not be a candidate for reasonable revascularization procedures, have a LVEF less than or equal to 30%, and have NYHA class III or IV heart failure. Patients will be randomized 1:1 and followed for 12 months for the primary efficacy endpoint of major adverse cardiac events (MACE), defined as all-cause deaths, all-cause hospitalizations, and unplanned outpatient or emergency department visits for IV treatment of acute worsening heart failure.  Secondary endpoints include clinical, functional, structural, symptomatic, quality of life, and biomarker measures at 3, 6 and 9 months.  Patients will be followed for an additional 12 months for safety.  We anticipate that enrollment will occur at approximately 30 sites across the U.S. and Canada and be completed by the end of the first quarter of 2014, with top-line data in the second quarter of 2015.

Critical Limb Ischemia

Background

CLI is the most serious and advanced stage of peripheral arterial disease (PAD) resulting from chronic inflammation and lipid accumulation.  PAD is a chronic atherosclerotic disease that progressively restricts blood flow in the limbs and can lead to serious medical complications.  This disease is often associated with other serious clinical conditions including hypertension, cardiovascular disease, dyslipidemia, diabetes, obesity and stroke.  CLI is used to describe patients with chronic ischemia-induced pain (even at rest) or tissue loss (ulcers or gangrene) in the limbs, often leading to amputation and death.  Many CLI patients are considered “unsuitable for revascularization” patients as they have exhausted all other reasonable treatment options and will likely require amputation.  The one-year and four-year mortality rates for CLI patients that are unsuitable for revascularization that progress to amputation are approximately 25% and 70%, respectively.  Ixmyelocel-T, our disease modifying therapy with multiple functions, has shown significant promise in the treatment of CLI patients with existing tissue loss that are unsuitable for revascularization.  Currently, there are an estimated 250,000 CLI patients that are unsuitable for revascularization in the U.S.

Phase 2b Clinical Program — RESTORE CLI

Our U.S. Phase 2b RESTORE-CLI program was a multi-center, randomized, double-blind, placebo-controlled clinical trial.  This clinical trial was designed to evaluate the safety and efficacy of ixmyelocel-T in the treatment of patients with CLI that are unsuitable for revascularization.  It was the largest multi-center, randomized, double-blind, placebo-controlled cellular therapy study ever conducted in CLI patients.  We completed enrollment of this trial in February 2010 with a total of 86 patients at 18 sites across the United States, with the last patient treated in

March 2010.  These patients were followed for a period of 12 months after treatment.  In addition to assessing the safety of our product, efficacy endpoints included time to first occurrence of treatment failure — the trial’s primary efficacy endpoint — (defined as major amputation, all-cause mortality, doubling in wound surface area and de novo gangrene), amputation-free survival (defined as major amputation and all-cause mortality), major amputation rates, level of amputation, wound healing, patient quality of life and pain scores.  The primary purpose of the trial was to assess performance of our therapy and, if positive, prepare for a Phase 3 program.

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

Phase 3 Clinical Program — REVIVE

In February 2012, several principal investigators participating in the pivotal Phase 3 REVIVE clinical trial for patients with CLI that are unsuitable for revascularization began screening patients.  The first patient was randomized and aspirated in May 2012.  We had previously received Fast Track Designation from the FDA for use of ixmyelocel-T for CLI in October 2010 and reached agreement with the FDA on a Special Protocol Assessment (SPA) in July 2011.  Patients were randomized 1:1 and were to be followed for 12 months for the primary efficacy endpoint of amputation-free survival.  On March 27, 2013 we announced that we were stopping enrollment and ending the Phase 3 REVIVE clinical trial.  We had enrolled approximately 40 patients through that date and plan to continue following the patients for 12 months for safety and certain efficacy measures.

Results of Operations

Research and development expenses decreased to $5,538,000 for the quarter ended March 31, 2013 from $6,796,000 for the quarter ended March 31, 2012.  The decrease is due to the reversal of non-cash stock compensation expense due to the restructuring that we announced on March 27, 2013 and lower purchasing of manufacturing supplies to align inventory levels with previously expected clinical production volume.

Our major ongoing research and development programs are focused on the clinical development of ixmyelocel-T for treatment of severe, chronic cardiovascular diseases.  The following table summarizes the approximate allocation of cost for our research and development projects (in thousands):

	Quarter Ended March 31,
	2012	2013
Critical Limb Ischemia	$6,109	$4,471
Dilated Cardiomyopathy	687	1,059
Other	—	8
Total research and development expenses	$6,796	$5,538

Selling, general and administrative expenses decreased to $1,633,000 for the quarter ended March 31, 2013 compared to $1,762,000 for the quarter ended March 31, 2012.  The decrease is primarily due to a reduction of non-cash stock-based compensation due to the restructuring that was announced on March 27, 2013.

The income (expense) related to the non-cash change in fair value of warrants was $1,619,000 for the quarter ended March 31, 2013 compared to ($900,000) for the quarter ended March 31, 2012.  The decrease in value was primarily due to the decline in our stock price, the reduction in the time to maturity and the reduction in the number of warrants outstanding.  Fluctuations in the fair value of warrants in future periods could result in significant non-cash adjustments to the condensed consolidated financial statements, however any income or expense recorded will not impact our cash and cash equivalents, operating expenses or cash flows.

The non-cash accretion of convertible preferred stock for the quarter ended March 31, 2013, was $1,263,000, compared to $289,000 for the quarter ended March 31, 2012.  The increase in non-cash accretion is primarily due to the preferred stock having been outstanding for less than one month in the quarter ended March 31, 2012 compared to a full quarter in 2013.  The Series B-1 Preferred Stock was issued in March 2012 and is accreted to its redemption value through charges to shareholders’ deficit using the effective interest method.

Our net loss attributable to common shareholders was $6,807,000, or $0.15 per share, for the quarter ended March 31, 2013 compared to $9,744,000, or $0.25 per share, for the quarter ended March 31, 2012.  The changes in net loss attributable to common shareholders are primarily due to the non-cash change in the fair value of warrants, non-cash accretion of convertible preferred stock and decreases in research and development expenses.

Non-cash stock-based compensation expense included in research and development expenses and general, selling and administrative expenses is summarized in the following table (in thousands):

	Quarter Ended March 31,
	2012	2013
Research and development	$444	$(341)
General, selling and administrative	371	298
Total non-cash stock-based compensation expense (income)	$815	$(43)

The decrease in stock-based compensation expense is due primarily to the restructuring that was announced on March 27, 2013, and the forfeiture adjustment that resulted from the related reduction in workforce.  The forfeiture adjustments for research and development and general, selling and administrative were $866,000 and $72,000, respectively.

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

We expect that we will need to raise significant additional funds or pursue strategic transactions or other strategic alternatives in order to complete our product development programs, complete clinical trials needed to market and commercialize our products.  To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue to seek to obtain the required capital in a similar manner.  During the quarter ended March 31, 2013, we raised gross proceeds of $2,451,000 utilizing our ATM.  As a development stage company, we have never been profitable and do not anticipate having net income unless significant product sales commence.  With respect to our current activities, such sales are not likely to occur until we obtain additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products.  Through March 31, 2013, we had accumulated a net loss attributable to common shareholders of approximately $282,122,000.  We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, commence product sales or complete additional corporate partnering or acquisition transactions.

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

Our cash and cash equivalents totaled $9,226,000 at March 31, 2013, a decrease of $4,412,000 from December 31, 2012.  During the three months ended March 31, 2013, the primary uses of cash and cash equivalents included $6,761,000 for our operations and working capital requirements for the Phase 3 clinical program for ixmyelocel-T.  As of March 31, 2013 we had $9,054,000 of cash deposited into an Insured Cash Sweep (ICS) program which is administered by Bank of New York Mellon.  This program maximizes our Federal Deposit Insurance Company (FDIC) coverage by dividing our ICS funds into amounts under the standard FDIC maximum and places these amounts with other ICS Network member banks (each an FDIC-insured institute).  These funds are placed in savings accounts at the member banks earning interest while still maintaining insurance coverage.

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

As of March 31, 2013, we have $9,226,000 of cash and cash equivalents.  This is not sufficient to sustain our operations for one year.  In light of our financial position, we are evaluating strategic and financial opportunities in the short-term in order to maintain adequate liquidity through December 31, 2013 and beyond.  On April 29, 2013, we filed Form S-1 to register shares of common stock to raise additional capital of up to $25,000,000.  Additionally, we could sell shares through an At the Market Sales Agreement (ATM) in order to raise additional capital, though there are certain factors, such as volume of trading in our stock, our stock price and the ability to terminate the agreement with notice, which could limit the amount we could raise in a short period of time.  On a longer term basis, we will need to raise additional funds in order to complete product development programs and complete clinical trials needed to market and commercialize our products.  We cannot be certain that such funding will be available on favorable terms, if at all.  Some of the factors that will impact our ability to raise additional capital and our overall success include: the rate and degree of progress for our product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the United States and other countries, the liquidity and market volatility of our equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors.  If we cannot raise such funds, we will not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would have a material adverse impact on our business, financial condition and results of operations.  As a result of the need to raise additional capital and a net capital deficiency, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively over at least the next twelve months, which raises substantial doubt as to our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

At March 31, 2013, we were not party to any off-balance sheet arrangements.

Forward-Looking Statements

This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking.  These statements are often, but are not always, made through the use of words or phrases such as “anticipates,” “estimates,” “plans,” “projects,” “trends,” “opportunity,” “comfortable,” “current,” “intention,” “position,” “assume,” “potential,”

“outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “achieve,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar words or phrases, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions.  Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them.  The factors described in Part I, Item 3, “Risk Factors,” on Form S-1filed with the SEC on April 29, 2013, among others, could have a material adverse effect upon our business, results of operations and financial conditions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2013, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on their evaluation, our management, including our Chief Executive Office and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we receive threats or may be subject to litigation matters incidental to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A.  Risk Factors

Information regarding risk factors of the Company is set forth in Part I, Item 3, “Risk Factors,” on Form S-1, which was filed with the Securities and Exchange Commission on April 29, 2013.  There have been no material changes in our risk factors from those disclosed in Part 1, Item 3, “Risk Factors” on Form S-1.

Item 6.   Exhibits

The Exhibits listed in the Exhibit Index immediately following the Signature, are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2013
AASTROM BIOSCIENCES, INC.

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ BRIAN D. GIBSON
Brian D. Gibson
Vice President of Finance, Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

Lease agreement between Domino’s Farms Office Park, LLC and the Company, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2013).

10.2#

Employment Agreement, dated as of April 3, 2013, by and between the Company and Daniel R. Orlando (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.3#

Executive Employment Agreement, executed March 4, 2013 and effective March 1, 2013, by and between the Company and Dominick C. Colangelo (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed on March 9, 2013).

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