Form 10-Q
period 2013-09-30
AASTROM BIOSCIENCES INC
filed 2013-11-12
CIK 887359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013,

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

Large accelerated filer - ☐	Accelerated filer - ☒

Non-accelerated filer - ☐	Smaller reporting company - ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes - ☐  No - ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	4,380,302
(Class)	Outstanding at October 31, 2013

AASTROM BIOSCIENCES, INC.

QUARTERLY REPORT ON FORM 10-Q

		Page

PART I — FINANCIAL INFORMATION		3

Item 1.	Financial Statements (Unaudited):	3

	Condensed Consolidated Balance Sheets as of December 31, 2012 and September 30, 2013	3

	Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2012 and 2013 and for the period from March 24, 1989 (Inception) to September 30, 2013	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2013 and for the period from March 24, 1989 (Inception) to September 30, 2013	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II — OTHER INFORMATION		20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 6.	Exhibits	20

Signature		21

Exhibit Index		22

Glossary		23

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands)

	December 31,	September 30,
	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$13,638	$10,816
Other current assets	352	545
Total current assets	13,990	11,361
Property and equipment, net	1,188	841
Total assets	$15,178	$12,202

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$3,247	$2,918
Accrued employee benefits	383	299
Current portion of long-term debt	34	10
Warrant liabilities	1,995	4,025
Total current liabilities	5,659	7,252
Long-term debt	6	—
Total liabilities	5,665	7,252
Series B-1 non-voting convertible preferred stock, no par value; shares authorized and reserved — 39, shares issued and outstanding — zero	3,923	—
Series B-2 voting convertible preferred stock, no par value; shares authorized and reserved — 39, shares issued and outstanding —12 and zero, respectively	37,690	—
Total convertible preferred stock	41,613	—
Shareholders’ equity (deficit):
Series B-2 voting convertible preferred stock, no par value: shares authorized and reserved — 39, shares issued and outstanding — zero and 12, respectively	—	38,389
Common stock, no par value; shares authorized — 150,000; shares issued and outstanding — 43,784 and 86,443, respectively shares issued and outstanding — 20,028 and 28,256, respectively	243,215	251,358
Deficit accumulated during the development stage	(275,315)	(284,797)
Total shareholders’ equity (deficit)	(32,100)	4,950
Total liabilities, convertible preferred stock and shareholders’ equity (deficit)	$15,178	$12,202

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,		March 24, 1989 (Inception) to September 30,
	2012	2013	2012	2013	2013

Revenues:
Product sales and rentals	$—	$—	$2	$11	$1,909
Research and development agreements	—	—	—	—	2,105
Grants	—	—	—	—	9,901
Total revenues	—	—	2	11	13,915
Costs and expenses:
Cost of product sales and rentals	—	—	2	3	3,050
Research and development	6,147	2,575	20,012	11,789	228,519
Selling, general and administrative	2,138	1,066	6,131	4,259	96,857
Total costs and expenses	8,285	3,641	26,145	16,051	328,426
Loss from operations	(8,285)	(3,641)	(26,143)	(16,040)	(314,511)
Other income (expense):
Decrease in fair value of warrants	2,241	1,367	3,289	3,331	19,868
Other income	—	—	—	—	1,249
Interest income	14	4	40	12	10,834
Interest expense	(4)	(3)	(10)	(9)	(500)
Total other income	2,251	1,368	3,319	3,334	31,451
Net loss	$(6,034)	$(2,273)	$(22,824)	$(12,706)	$(283,060)
Net loss per share attributable to common shareholders (Basic and Diluted) (see note 7)	$(0.17)	$(0.06)	$(0.63)	$(0.33)
Weighted average number of common shares outstanding (Basic and Diluted)	43,336	60,847	40,331	50,517

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,		March 24, 1989 (Inception) to September 30,
	2012	2013	2013

Operating activities:
Net loss	$(22,824)	$(12,706)	$(283,060)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	487	387	8,534
Loss on property held for resale	—	—	110
Amortization of discounts and premiums on investments	—	—	(1,704)
Stock compensation expense	3,166	528	18,023
Change in fair value of warrants	(3,289)	(3,331)	(19,868)
Inventory write downs	—	—	2,240
Stock issued pursuant to license agreement	—	—	3,300
Provision for losses on accounts receivable	—	—	204
Changes in operating assets and liabilities:
Inventories	—	—	(2,335)
Other current assets	272	(65)	(646)
Accounts payable and accrued expenses	281	(329)	2,686
Accrued employee benefits	(300)	(84)	299
Net cash used for operating activities	(22,207)	(15,600)	(272,217)

Investing activities:
Organizational costs	—	—	(73)
Purchase of short-term investments	—	—	(217,041)
Maturities of short-term investments	—	—	218,745
Property and equipment purchases	(169)	(40)	(7,530)
Proceeds from sale of property held for resale	—	—	400
Net cash used for investing activities	(169)	(40)	(5,499)

Financing activities:
Net proceeds from issuance of preferred stock	37,620	—	89,267
Net proceeds from issuance of common stock and warrants	346	12,848	197,902
Payments received for stock purchase rights and other, net	—	—	3,500
Proceeds from long-term debt	—	—	751
Principal payments under long-term debt obligations	(31)	(30)	(2,870)
Other, net	—	—	(18)
Net cash provided by financing activities	37,935	12,818	288,532

Net increase (decrease) in cash and cash equivalents	15,559	(2,822)	10,816

Cash and cash equivalents at beginning of period	5,530	13,638	—

Cash and cash equivalents at end of period	$21,089	$10,816	$10,816

Supplemental cash flow information (non-cash):
Accretion of convertible preferred stock	$2,738	$1,263	$6,224
Warrants exchanged for common stock	$10,382	$—	$10,382

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2013 (UNAUDITED)

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

The Company is subject to certain risks related to the operation of its business and development of its products and product candidates.  As of September 30, 2013, the Company had $10,816,000 of cash and cash equivalents.  This is not sufficient to sustain operations for one year.  In light of its financial position, the Company is evaluating strategic financial opportunities in the short-term in order to maintain adequate liquidity through December 31, 2013 and beyond.  The Company could sell common shares through an At the Market Sales Agreement (ATM) in order to raise additional capital, though there are certain factors, such as volume of trading in the stock, the stock price and the ability to terminate the agreement with notice, which could limit the amount the Company could raise in a short period of time.  On a longer-term basis, the Company will need to raise additional funds in order to complete product development programs and complete clinical trials needed to market and commercialize its products.  The Company cannot be certain that such funding will be available on favorable terms, if at all.  Some of the factors that will impact the Company’s ability to raise additional capital and our overall success include: the rate and degree of progress for product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the United States and other countries, the liquidity and market volatility of the Company’s equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors.  If the Company cannot raise such funds, the Company will not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would have a material adverse impact on the business, financial condition and results of operations.  As a result of the need to raise additional capital and a net capital deficiency, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate the business effectively over at least the next twelve months, which raises substantial doubt as to the ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   Basis of Presentation

The condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year or for any other period.  The December 31, 2012 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

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

During the nine months ended September 30, 2013, the Company granted 1,515,000 service-based options to purchase common stock.  These options were granted with exercise prices equal to the fair market value of the Company’s stock at the grant date, generally vest over four years (other than 285,000 non-employee options which vest over one year) and expire after ten years.  The weighted average grant-date fair value of service-based options granted under the Company’s Option Plan during the nine months ended September 30, 2012 and 2013 was $1.25 and $0.70, respectively.

The net compensation expense recorded for the service-based stock options related to employees and directors was $145,000 and $528,000 for the quarter and nine months ended September 30, 2013, respectively, compared to $1,127,000 and $3,166,000 for the corresponding periods ended September 30, 2012.  The September 30, 2013 compensation cost includes forfeiture adjustments, primarily due to restructuring activities announced on March 27, 2013, which reduced expense by $1,125,000.

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

	Nine Months Ended September 30,
Service-Based Stock Options	2012	2013
Expected dividend rate	0%	0%
Expected stock price volatility	72.9 – 74.9%	74.0 – 87.9%
Risk-free interest rate	0.9 - 1.5%	0.1 - 2.1%
Expected life (years)	6.0 - 6.3	5.0 - 6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	9,987,468	$2.38	7.5	$—
Granted	1,515,000	$1.07
Exercised	—	$—		$—
Expired	(2,787,259)	$2.64
Forfeited	(2,275,186)	$2.27
Outstanding at September 30, 2013	6,440,023	$1.99	7.6	$—
Exercisable at September 30, 2013	2,982,001	$2.35	6.1	$—

As of September 30, 2013 there was $2,155,000 of total unrecognized compensation cost related to non-vested service-based stock options granted under the Option Plan.  That cost is expected to be recognized over a weighted-average period of 2.7 years.

The total fair value of options vested during the nine months ended September 30, 2012 and 2013 was $2,136,000 and $1,861,000, respectively.

4.   Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings.  The following warrants were outstanding at September 30, 2013, and include provisions that could require cash settlement of the warrants or have anti-dilution price protection provisions requiring each to be recorded as liabilities of the Company at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as non-cash income or expense in the Company’s statement of operations in each subsequent period:

	January 21, 2010 Class A Warrants	December 15, 2010 Warrants	August 16, 2013 Warrants
Exercise price	$1.27	$0.28	$0.375
Expiration date	July 21, 2015	December 15, 2015	August 16, 2018
Warrants outstanding	6,034,637	308,100	22,667,000
Total shares issuable on exercise	4,525,978	308,100	22,667,000

The 740,131 warrants issued on October 17, 2007 in connection with the Company’s registered direct offering, at an exercise price of $12.72 per share expired unexercised as of April 17, 2013.  The exercise price per share for the January 15, 2010 and December 15, 2010 warrants were adjusted for the anti-dilution provisions triggered by the August 16, 2013 public offering and usage of the Company’s ATM.  During the nine months ended September 30, 2013, the Company raised net proceeds of $3,337,000 utilizing the ATM.

On September 24, 2013, the Company entered into Warrant Exercise Agreements with two holders of the Company’s warrants, which were issued on August 16, 2013.  These agreements allowed the warrant holders to exercise their warrants for 7,333,000 shares of the Company’s common stock at an exercise price of $0.375 per share, in exchange for 7,333,000 shares of the Company’s common stock and $1,209,945 of cash.  Proceeds from this arrangement net of $1,209,945 cash paid and issuance costs were approximately $1,470,000.

The fair value of the Class A warrants, the December 2010 warrants and the August 2013 warrants are measured using the Monte Carlo valuation model.  The methodology is based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions.  The assumptions used in calculating the estimated fair value of the warrants represent the Company’s best estimates, however; these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and different assumptions are used, the warrant liabilities and the change in estimated fair value of the warrants could be materially different.

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

The Monte Carlo model is used for the Class A warrants, the December 2010 warrants and the August 2013 warrants to value the potential future exercise price adjustments triggered by the anti-dilution provisions as well as the value of the put feature of the December 2010 warrants.  These require Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings, reverse stock split and fundamental transactions.  The other assumptions used by the Company are summarized in the following tables:

January 2010 Class A Warrants	December 31, 2012	September 30, 2013
Closing stock price	$1.26	$0.28
Expected dividend rate	0%	0%
Expected stock price volatility	74.0%	78.8%
Risk-free interest rate	0.4%	0.3%
Expected life (years)	2.50	1.75

December 2010 Warrants	December 31, 2012	September 30, 2013
Closing stock price	$1.26	$0.28
Expected dividend rate	0%	0%
Expected stock price volatility	70.1%	73.0%
Risk-free interest rate	0.4%	0.4%
Expected life (years)	2.96	2.21

August 2013 Warrants	December 31, 2012	September 30, 2013
Closing stock price	$—	$0.28
Expected dividend rate	—	0%
Expected stock price volatility	—	80.1%
Risk-free interest rate	—	1.6%
Expected life (years)	—	4.88

The following table summarizes the change in the estimated fair value of the Company’s warrant liabilities (in thousands):

Warrant Liabilities
Balance at December 31, 2012	$1,995
Warrant issuance	5,874
Warrant exercise	(513)
Decrease in fair value	(3,331)
Balance at September 30, 2013	$4,025

5.   Series B Convertible Preferred Stock

On March 9, 2012, the Company completed the sale of 12,308 shares of Series B-1 Non-Voting Convertible Preferred Stock (Series B-1 preferred stock) at an offering price of $3,250 per share.  In addition to the Series B-1 preferred stock, which was issued at the closing, the Company also authorized Series B-2 Voting Convertible preferred Stock (Series B-2 preferred stock).  The Series B-1 preferred stock and Series B-2 preferred stock collectively are referred to as the Series B preferred stock.  The Series B preferred stock is convertible, at the option of the holder thereof at any time after the five year anniversary of the closing of the offering, into shares of common stock at a conversion price of $3.25 per share of common stock.  At any time after the five year anniversary of issuance, the Company may elect to convert any or all outstanding shares of Series B preferred stock into shares of common stock, subject to certain limitations.  Dividends on the Series B preferred stock will be cumulative and compound daily, at a rate of 11.5% per annum, payable upon conversion, liquidation, redemption or other similar events, and payable in cash or Series B-1 preferred stock until the five year anniversary of issuance.  As of September 30, 2013, there are approximately 2,421,000 accumulated but undeclared Series B-1 dividends.  Unless prohibited by Michigan law governing distributions to shareholders, the Series B-1 preferred stock shall be redeemable at the option of holder of the Series B-1 preferred stock commencing at any time after the five year anniversary of issuance, liquidation, winding up, dissolution or other similar events, subject to certain terms and limitations.

The Series B preferred stock does not, in its entirety, require liability classification and was evaluated for embedded features to determine if those features require bifurcation and separate classification as derivative liabilities.  The Series B preferred stock host contract was evaluated for equity or mezzanine classification based upon the nature of the redemption and conversion features.  Generally, any feature that could require cash redemption for matters not within the Company’s control, irrespective of probability of the event occurring, requires classification outside of shareholders’ equity.  The Series B preferred stock was recorded as mezzanine in the

Condensed Consolidated Balance Sheets and was accreted to its redemption value through charges to Deficit accumulated during the development stage using the effective interest method.

On August 12, 2013, the Company amended the Series B preferred stock agreement to remove the cash redemption provision, modify the liquidation preferences for the Series B-2 preferred stock and to increase the redemption price for the Series B-1 preferred stock.  The redemption price, prior to the five year anniversary, is now equal to $7,430 multiplied by the number of Series B-1 preferred shares redeemed minus the Company’s closing stock price multiplied by the number of common shares into which the outstanding Series B-2 preferred stock are convertible.  The redemption price, after the five year anniversary, is the amount equal to the greater of the Series B offering price plus accrued dividends or the conversion value in common stock.  As a result of the amendment to the agreement, the Series B preferred stock has been reclassified from mezzanine into shareholders’ equity (deficit).

The total reclassification amount includes a correction of a classification error the Company discovered regarding its previous reporting for the accretion of the Series B-1 preferred stock carrying value.  The error resulted in an overstatement of the carrying value of the Series B-1 preferred stock in mezzanine and a corresponding overstatement of deficit accumulated during the development stage by $4,487,000.  In accordance with the SEC’s staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors determined that the error was immaterial to the prior reporting periods affected, therefore, the Company corrected the error in the current filing.

6.  Shareholders’ Equity

On August 16, 2013, the Company completed the sale of 30,000,000 shares of common stock and warrants to purchase up to an aggregate of 30,000,000 shares of common stock (including 1,000,000 shares of common stock and warrants sold to the underwriter pursuant to the exercise of its over-allotment option).  Each share of common stock and its associated warrant was sold at a public offering price of $0.30 per share.  The Company received approximately $8,169,000 in net proceeds from the sale of the shares of common stock and warrants (including the partial exercise of the over-allotment option), after underwriting discounts, commissions and other offering expenses.  The total fair market value of the warrants at the date of issuance was approximately $5,874,000.  The sales proceeds were first allocated to the warrants based on the total fair market value and the residual amount of the sales proceeds were allocated to common stock.

7.   Net Loss Per Common Share

Basic earnings (loss) per share is calculated using the two-class method, which is an earnings allocation formula that determines earnings (loss) per share for the holders of the Company’s common shares and holders of the Series B preferred stock.  The Series B preferred stock shares contain participation rights in undistributed earnings, but do not share in the losses of the Company.  The dividends on the Series B preferred stock are treated as a reduction of earnings attributable to common shareholders.

The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands except per share amounts)	2012	2013	2012	2013
Numerator:
Net loss	$(6,034)	$(2,273)	$(22,824)	$(12,706)
Less: earnings attributable to convertible preferred stock	1,218	1,368	2,738	3,945
Numerator of basic and diluted EPS	$(7,252)	$(3,641)	$(25,562)	$(16,651)

Denominator:
Denominator for basic and diluted EPS: weighted-average common shares outstanding	43,336	60,847	40,331	50,517
Net loss per share attributable to common shareholders (basic and diluted)	$(0.17)	$(0.06)	$(0.63)	$(0.33)

Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options, warrants and preferred stock) that have been excluded from the computations of diluted net loss per common share at September 30, 2012 and 2013 were 29,260,000 and 48,671,000, respectively.

Net loss per share attributable to common shareholders (Basic and Diluted) during the quarter and six months ended June 30, 2013 should have been $(0.14) and $(0.29), respectively, as compared to the as reported amounts of $(0.11) and $(0.26).  During the quarter ended June 30, 2013, the Company did not adjust earnings attributable to common shareholders for the undeclared dividends that accumulated on the Series B preferred stock.  The Company evaluated this error and, based on an analysis of quantitative and qualitative factors determined that the error was immaterial to the prior reporting periods.

8.   Restructuring

On March 27, 2013, the Company announced a strategic change in its research and development programs to focus on the clinical development of ixmyelocel-T for the treatment of advanced heart failure due to ischemic dilated cardiomyopathy (DCM).  The Company, which recently initiated the Phase 2b ixCELL-DCM clinical trial, previously received a U.S. orphan drug designation for the use of ixmyelocel-T in the treatment of DCM.  As a result of the strategic change, the Company stopped enrollment of the Phase 3 REVIVE clinical trial in patients with critical limb ischemia (CLI).  In addition, the Company executed a corporate restructuring that reduced staff and operating expenses.  Employees directly affected by the restructuring plan were provided with severance payments and outplacement assistance.

As a result of the ceasing of enrollment in the Phase 3 REVIVE clinical trial, the Company recorded a one-time restructuring charge of $408,000 in the first quarter of 2013.  The restructuring accrual decreased to $83,000 as of September 30, 2013 as a result of cash payments made for severance and other personnel-related expenses.

9.   Subsequent Event

On October 8, 2013, the Company’s board of directors, authorized a one-for-twenty reverse stock split effective as of October 16, 2013.  The Company will record the change in the period consummated and will adjust all references to numbers of common stock and per share data for the reverse stock split on a retroactive basis in the fourth quarter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in 1989 and are a biotechnology company focused on the development of innovative cell therapies to repair or regenerate damaged or diseased tissues. We are developing patient-specific, expanded multicellular therapies for use in the treatment of severe, chronic ischemic cardiovascular diseases. We believe that ixmyelocel-T (the generic name for our multicellular therapy) is a disease modifying therapy with multi-functional properties including: tissue remodeling, immunomodulation and the promotion of angiogenesis. Our proprietary cell-manufacturing technology enables the manufacture of multicellular therapies, expanded from an adult patient’s own bone marrow, to be delivered directly to damaged tissues.  Preclinical and clinical data suggest that ixmyelocel-T may be safe and effective in treating patients with severe, chronic ischemic cardiovascular diseases such as dilated cardiomyopathy (DCM), the third leading cause of heart failure, and critical limb ischemia (CLI), the most severe form of peripheral arterial disease (PAD).  Over 400 patients have been safely treated since our inception, with over 200 of those using ixmyelocel-T.  In November 2011, we released positive Phase 2b data from our RESTORE-CLI clinical trial and launched our pivotal Phase 3 REVIVE trial in CLI in February 2012.  During the fourth quarter of 2012, we launched a randomized, placebo-controlled, double-blinded Phase 2b clinical trial (ixCELL-DCM) for patients with advance heart failure due to ischemic DCM.

On March 27, 2013, we announced a strategic change in our research and development programs to focus on the clinical development of ixmyelocel-T for the treatment of advanced heart failure due to ischemic DCM. We believe that heart failure represents a significant unmet medical need and a growing public health problem.  DCM is a leading cause of heart failure and of heart transplantation in the United States.  A majority of advanced heart failure patients that are refractory to medical therapy have DCM, which leads us to believe that the refractory ischemic DCM market represents a substantial market opportunity for ixmyelocel-T.  The DCM program has received a U.S. Orphan Drug designation, and we believe that this orphan designation will allow us to pursue this heart failure indication with a more cost-effective path to approval for ixmyelocel-T.

As a result of the strategic change, we stopped enrollment of patients in the Phase 3 REVIVE clinical trial in patients with CLI.  In addition, we executed a corporate restructuring that reduced staff and ongoing operating cash needs by approximately 50 percent.  As a result, we recorded a one-time restructuring charge of approximately $400,000 in the first quarter of 2013, primarily representing cash payments for severance and other personnel-related expenses.  Severance payments were paid out during the second and third quarters of 2013, with approximately $60,000 expected to be paid during the fourth quarter of 2013.

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

Our Technology Platform

Our patient-specific multicellular therapies are manufactured using the Company’s proprietary Aastrom Replicell System (ARS) cell manufacturing system. Our manufacturing process is conducted in a highly-automated, fully-closed and rigorously controlled system. Our system is highly scalable and reproducible and located in a 5,000-square-foot centralized manufacturing facility in Ann Arbor, Michigan. Production is conducted under current Good Manufacturing Practices (cGMP) guidelines required by the FDA with current annual capacity to treat up to 3,000 patients.

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

Dilated Cardiomyopathy

Background

DCM is a severe, chronic cardiovascular disease that leads to weakening of the heart muscle, enlargement of the heart, and reduction of the pumping function of the heart to the point that blood circulation is impaired.  Patients with DCM typically present with symptoms of congestive heart failure, including limitations in physical activity and shortness of breath.  DCM is now a leading cause of heart failure and of heart transplantation in the U.S.  There are two types of DCM: ischemic and non-ischemic.  Ischemic DCM, the most common form representing an estimated 60% of all DCM patients, is associated with atherosclerotic cardiovascular disease.  These refractory ischemic DCM patients are currently the target patient population for our clinical development of ixmyelocel-T, with approximately 175,000 patients in the U.S. alone.  Patient prognosis depends on the stage and cause of the disease but is typically characterized by a very poor quality of life and a high mortality rate.

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

We reported final 12-month results from the Catheter-DCM Phase 2 trial at the SCAI 2012 Scientific Sessions on May 10, 2012.  The trial included 22 IDCM and NIDCM patients with a NYHA heart failure class of III or IV, or moderate to severe heart failure, and a left ventricular ejection fraction of less than or equal to 30 percent, and meeting other eligibility criteria including optimized medical therapy.  Patients were randomized in an approximate 2:1 ratio of treatment to control group.  Patients in the treatment group received therapy through transendocardial catheter injection and were followed at three, six and 12 months.  IDCM patients who received ixmyelocel-T had a lower mean number of MACE (0.22 compared to 1.67 in the control group).  IDCM patients who received the treatment were more likely to see improvement in NYHA class, six-minute walking distance and ejection fraction, compared to those in the control group.  No consistent trends were noted in NIDCM patients.  Adverse events were comparable between the treatment and control group.

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

Results of Operations

Research and development expenses decreased to $2,575,000 for the quarter ended September 30, 2013 from $6,147,000 for the quarter ended September 30, 2012.  For the nine months ended September 30, 2013, research and development expenses decreased to $11,789,000 from $20,012,000 during the same period a year ago.  The decrease is due to a reduction in clinical trial expenses due to stopping of enrollment in the Phase 3 REVIVE clinical trial, the execution of a corporate restructuring that we announced on March 27, 2013 that reduced staff and operating expenses and the reversal of non-cash stock compensation expense due to the restructuring.

Our major ongoing research and development programs are focused on the clinical development of ixmyelocel-T for treatment of severe, chronic cardiovascular diseases.  The following table summarizes the approximate allocation of cost for our research and development projects (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Critical Limb Ischemia	$5,057	$715	$16,850	$6,353
Dilated Cardiomyopathy	1,090	1,860	3,162	5,428
Other	—	—	—	8
Total research and development expenses	$6,147	$2,575	$20,012	$11,789

Selling, general and administrative expenses decreased to $1,066,000 for the quarter ended September 30, 2013 compared to $2,138,000 for the quarter ended September 30, 2012.  For the nine months ended September 30, 2013, selling, general and administrative expenses decreased to $4,259,000 from $6,131,000 during the same period a year ago.  The decrease is due to the execution of a corporate restructuring that reduced staff and operating expenses and the reversal of non-cash stock compensation expense due to the restructuring.

The income related to the non-cash change in fair value of warrants was $1,367,000 for the quarter ended September 30, 2013 compared to $2,241,000 for the quarter ended September 30, 2012.  For the nine months ended September 30, 2013, the income related to the non-cash change in the fair value of warrants was $3,331,000, compared to $3,289,000 for the same period a year ago.  The decrease in value was primarily due to the decline in our stock price, adjustment to fair value due to exercise of warrants in September 2013, the reduction in the December warrants outstanding and the reduction in the time to maturity.  Fluctuations in the fair value of warrants in future periods could result in significant non-cash adjustments to the condensed consolidated financial statements, however any income or expense recorded will not impact our cash and cash equivalents, operating expenses or cash flows.

Our net loss was $2,273,000, or $0.06 per share, for the quarter ended September 30, 2013 compared to $6,034,000, or $0.17 per share, for the quarter ended September 30, 2012.  For the nine months ended September 30, 2013, our net loss was $12,706,000, or $0.33 per share, compared to $22,824,000, or $0.63 per shares, for the same period a year ago.  The changes in net loss are primarily due to the non-cash change in the fair value of warrants and decreases in both research and development and selling, general and administrative expenses.

Non-cash stock-based compensation expense included in research and development expenses and general, selling and administrative expenses is summarized in the following table (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Research and development	$624	$66	$1,823	$(92)
General, selling and administrative	503	79	1,343	620
Total non-cash stock-based compensation expense (income)	$1,127	$145	$3,166	$528

The decrease in stock-based compensation expense is due primarily to the restructuring that was announced on March 27, 2013, and the forfeiture adjustment that resulted from the related reduction in workforce.  The forfeiture adjustments for the nine months ended September 30, 2013 for research and development and general, selling and administrative for this announcement were $968,000 and $157,000, respectively.

Liquidity and Capital Resources

We are currently focused on utilizing our technology to produce patient specific cell-based therapies for use in severe, chronic ischemic cardiovascular diseases.  At such time as we satisfy, if at all, applicable regulatory approval requirements, we expect the sales of our cell-based therapies to constitute nearly all of our product sales revenues.

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

We expect that we will need to raise significant additional funds or pursue strategic transactions or other strategic alternatives in order to complete our product development programs, complete clinical trials needed to market and commercialize our products.  To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue to seek to obtain the required capital in a similar manner.  During the nine months ended September 30, 2013, we raised net proceeds of $3,337,000 utilizing our ATM, which has remaining capacity to raise approximately $16,200,000 through sales of our common stock.  As a development stage company, we have never been profitable and do not anticipate having net income unless significant product sales commence.  With respect to our current activities, such sales are not likely to occur until we obtain additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products.  Through September 30, 2013, we had accumulated a deficit of approximately $284,797,000.  We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, commence product sales or complete additional corporate partnering or acquisition transactions.

We have also, but to a lesser degree, financed our operations through grant funding, payments received under research agreements and collaborations, interest earned on cash, cash equivalents, and short-term investments, stock option and warrant exercises and funding under equipment leasing agreements.  These financing sources, in addition to our public and private sales of our equity securities, is how we have generated cash in the past to fund operations.

Our cash and cash equivalents totaled $10,816,000 at September 30, 2013, a decrease of $2,822,000 from December 31, 2012.  During the nine months ended September 30, 2013, the primary uses of cash and cash equivalents included $15,600,000 for our operations and working capital requirements for the Phase 2 and Phase 3 clinical programs for ixmyelocel-T.  As of September 30, 2013 we had $10,085,000 of cash deposited into an Insured Cash Sweep (ICS) program which is administered by Bank of New York Mellon.  This program maximizes our Federal Deposit Insurance Company (FDIC) coverage by dividing our ICS funds into amounts under the standard FDIC maximum and places these amounts with other ICS Network member banks (each an FDIC-insured institute).  These funds are placed in savings accounts at the member banks earning interest while still maintaining insurance coverage.

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

As of September 30, 2013, we have $10,816,000 of cash and cash equivalents.  This is not sufficient to sustain our operations for one year.  In light of our financial position, we are evaluating strategic and financial opportunities in the short-term in order to maintain adequate liquidity through December 31, 2013 and beyond.  We could sell shares through our ATM in order to raise additional capital, though there are certain factors, such as volume of trading in our stock, our stock price and the ability to terminate the agreement with notice, which could limit the amount we could raise in a short period of time.  On a longer term basis, we will need to raise additional funds in order to complete product development programs and complete clinical trials needed to market and commercialize our products.  We cannot be certain that such funding will be available on favorable terms, if at all.  Some of the factors that will impact our ability to raise additional capital and our overall success include: the rate and degree of progress for our product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the United States and other countries, the liquidity and market volatility of our equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors.  If we cannot raise such funds, we will not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would have a material adverse impact on our business, financial condition and results of operations.  As a result of the need to raise additional capital and a net capital deficiency, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively over at least the next twelve months, which raises substantial doubt as to our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

At September 30, 2013, we were not party to any off-balance sheet arrangements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2013, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013.  The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on their evaluation, our management, including our Chief Executive Office and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 12, 2013

AASTROM BIOSCIENCES, INC.

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL W. ELLISTON
Michael W. Elliston
Controller, Chief Accounting Officer and Treasurer
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