Form 10-Q
period 2014-03-31
AASTROM BIOSCIENCES INC
filed 2014-05-15
CIK 887359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014,

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

Large accelerated filer - ☐	Accelerated filer - ☐

Non-accelerated filer - ☐	Smaller reporting company - ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes - ☐  No - ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	6,497,127
(Class)	Outstanding at April 30, 2014

AASTROM BIOSCIENCES, INC.

QUARTERLY REPORT ON FORM 10-Q

		Page
PART I — FINANCIAL INFORMATION		3

Item 1.	Financial Statements (Unaudited):	3

	Condensed Consolidated Balance Sheets as of December 31, 2013 and March 31, 2014	3

	Condensed Consolidated Statements of Operations for the quarter ended March 31, 2013 and 2014 and for the period from March 24, 1989 (Inception) to March 31, 2014	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2014 and for the period from March 24, 1989 (Inception) to March 31, 2014	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II — OTHER INFORMATION		20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 6.	Exhibits	20

Signature		21

Exhibit Index		22

Glossary		23

PART I - FINANCIAL INFORMATION

Item 1.                       Financial Statements

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands)

	December 31,	March 31,
	2013	2014
ASSETS

Current assets:
Cash	$8,059	$8,836
Other current assets	417	400
Total current assets	8,476	9,236
Property and equipment, net	739	642
Total assets	$9,215	$9,878

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,676	$2,475
Accrued employee benefits	620	406
Current portion of long-term debt	6	2
Warrant liabilities	2,019	3,226
Total current liabilities	5,321	6,109
Shareholders’ equity:
Series B-2 voting convertible preferred stock, no par value: shares authorized and reserved — 39, shares issued and outstanding — 12	38,389	38,389
Common stock, no par value; shares authorized — 15,000; shares issued and outstanding — 4,723 and 6,245, respectively shares issued and outstanding — 20,028 and 28,256, respectively	253,270	259,140
Deficit accumulated during the development stage	(287,765)	(293,760)
Total shareholders’ equity	3,894	3,769
Total liabilities and shareholders’ equity	$9,215	$9,878

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands except per share amounts)

	Quarter Ended March 31,		March 24, 1989 (Inception) to March 31,
	2013	2014	2014
Revenues:
Product sales and rentals	$8	$—	$1,917
Research and development agreements	—	—	2,105
Grants	—	—	9,901
Total revenues	8	—	13,923
Costs and expenses:
Cost of product sales and rentals	2	—	3,051
Research and development	5,538	3,271	235,105
Selling, general and administrative	1,633	1,374	99,847
Total costs and expenses	7,173	4,645	338,003
Loss from operations	(7,165)	(4,645)	(324,080)
Other income (expense):
(Increase) decrease in fair value of warrants	1,619	(1,352)	20,522
Other income	—	—	1,249
Interest income	5	4	10,842
Interest expense	(3)	(2)	(504)
Total other income (expense)	1,621	(1,350)	32,109
Net loss	$(5,544)	$(5,995)	$(291,971)
Net loss per share attributable to common shareholders (Basic and Diluted) (see note 7)	$(3.00)	$(1.26)
Weighted average number of common shares outstanding (Basic and Diluted)	2,243	5,868

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Quarter Ended March 31,		March 24, 1989 (Inception) to March 31,
	2013	2014	2014

Operating activities:
Net loss	$(5,544)	$(5,995)	$(291,971)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	150	97	8,733
Loss on property held for resale	—	—	110
Amortization of discounts and premiums on investments	—	—	(1,704)
Stock compensation expense	(43)	270	18,691
Change in fair value of warrants	(1,619)	1,352	(20,522)
Inventory write downs	—	—	2,240
Stock issued pursuant to license agreement	—	—	3,300
Provision for losses on accounts receivable	—	—	204
Changes in operating assets and liabilities:
Inventories	—	—	(2,335)
Other current assets	52	17	(629)
Accounts payable and accrued expenses	(232)	(201)	2,243
Accrued employee benefits	475	(214)	406
Net cash used for operating activities	(6,761)	(4,674)	(281,234)

Investing activities:
Organizational costs	—	—	(73)
Purchase of short-term investments	—	—	(217,041)
Maturities of short-term investments	—	—	218,745
Property and equipment purchases	(18)	—	(7,530)
Proceeds from sale of property held for resale	—	—	400
Net cash used for investing activities	(18)	—	(5,499)

Financing activities:
Net proceeds from issuance of preferred stock	—	—	89,267
Net proceeds from issuance of common stock and warrants	2,378	5,455	204,947
Payments received for stock purchase rights and other, net	—	—	3,500
Proceeds from long-term debt	—	—	751
Principal payments under long-term debt obligations	(11)	(4)	(2,878)
Other, net	—	—	(18)
Net cash provided by financing activities	2,367	5,451	295,569

Net increase (decrease) in cash	(4,412)	777	8,836

Cash at beginning of period	13,638	8,059	—

Cash at end of period	$9,226	$8,836	$8,836

Supplemental cash flow information (non-cash):
Accretion of convertible preferred stock	$1,263	$—	$6,224
Warrants exchanged for common stock	$—	$145	$10,527

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED March 31, 2014 (UNAUDITED)

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

The Company is subject to certain risks related to the operation of its business and development of its products and product candidates.  As of March 31, 2014, the Company had $8,836,000 of cash.  This is not sufficient to sustain operations for one year.  In light of its financial position, the Company is evaluating strategic financial opportunities in the short-term in order to maintain adequate liquidity through December 31, 2014 and beyond.  The Company could sell common shares through an At the Market Sales Agreement (ATM) or direct Lincoln Park Capital Fund, LLC (Lincoln Park) to purchase up to $15,000,000 worth of shares of common shares under the Purchase Agreement between the Company and Lincoln Park in order to raise additional capital, though there are certain factors, such as volume of trading in the stock, the stock price and the ability to terminate the agreement with notice, which could limit the amount the Company could raise in a short period of time.  On a longer-term basis, the Company will need to raise additional funds in order to complete product development programs and complete clinical trials needed to market and commercialize its products.  The Company cannot be certain that such funding will be available on favorable terms, if at all.  Some of the factors that will impact the Company’s ability to raise additional capital and our overall success include: the rate and degree of progress for product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the United States and other countries, the liquidity and market volatility of the Company’s equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors.  If the Company cannot raise such funds, the Company will not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would have a material adverse impact on the business, financial condition and results of operations.  As a result of the need to raise additional capital, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate the business effectively over at least the next twelve months, which raises substantial doubt as to the ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   Basis of Presentation

The condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year or for any other period.  The December 31, 2013 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2013, as filed with the SEC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED March 31, 2014 (UNAUDITED) (CONTINUED)

The consolidated financial statements include the accounts of Aastrom and its wholly-owned subsidiaries, Aastrom Biosciences GmbH, located in Berlin, Germany and Marrow Donation, LLC, located in San Diego, California (collectively, the Company).  All inter-company transactions and accounts have been eliminated in consolidation.  The subsidiaries are not a significant component of the consolidated financial statements as each has limited operations historically and Aastrom Biosciences GmbH has ceased operations.

3.   Stock-Based Compensation

The Company issues nonqualified and incentive stock options as well as other equity awards pursuant to its 2009 Omnibus Incentive Plan, as amended (Option Plan).  Such awards pursuant to the Option Plan may be granted by the Company’s Board of Directors to certain of the Company’s employees, directors and consultants.

During the quarter ended March 31, 2014, the Company granted 114,025 service-based options to purchase common stock.  These options were granted with exercise prices equal to the fair market value of the Company’s stock at the grant date, generally vest over four years and expire after ten years.  The weighted average grant-date fair value of service-based options granted under the Company’s Option Plan during the quarter ended March 31, 2013 and 2014 was $17.00 and $2.55, respectively.

The net compensation expense recorded for the service-based stock options related to employees and directors was ($43,000) and $270,000 for the quarter ended March 31, 2013 and 2014, respectively.  The March 31, 2013 compensation cost includes forfeiture adjustments, primarily due to restructuring activities announced on March 27, 2013, which reduced expense by $938,000.

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

	Quarter Ended March 31,
Service-Based Stock Options	2013	2014

Expected dividend rate	0%	0%
Expected stock price volatility	74.0%	82.4 – 83.3%
Risk-free interest rate	1.4%	2.1 - 2.2%
Expected life (years)	6.3	6.1 - 6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	297,860	$39.53	7.9	$—
Granted	114,025	$3.57
Exercised	—	$—		$—
Expired	—	$—
Forfeited	(12,350)	$38.00
Outstanding at March 31, 2014	399,535	$29.31	8.1	$92,000
Exercisable at March 31, 2014	179,240	$42.92	6.8	$—

As of March 31, 2014 there was $1,329,000 of total unrecognized compensation cost related to non-vested service-based stock options granted under the Option Plan.  That cost is expected to be recognized over a weighted-average period of 2.9 years.

The total fair value of options vested during the three months ended March 31, 2013 and 2014 was $917,000 and $693,000, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED March 31, 2014 (UNAUDITED) (CONTINUED)

4.   Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings.  The following warrants were outstanding at March 31, 2014, and include provisions that could require cash settlement of the warrants or have anti-dilution price protection provisions requiring each to be recorded as liabilities of the Company at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as non-cash income or expense in the Company’s statement of operations in each subsequent period:

	January 2010 Class A Warrants	December 2010 Warrants	August 2013 Warrants
Exercise price	$19.63	$3.30	$4.80
Expiration date	July 21, 2015	December 15, 2015	August 16, 2018
Total shares issuable on exercise	226,299	15,405	1,089,200

The exercise price per share for the January 2010 warrants were adjusted for the anti-dilution provisions triggered by the issuance of common stock during the quarter ended March 31, 2014.

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

January 2010 Class A Warrants	December 31, 2013	March 31, 2014
Closing stock price	$3.23	$4.39
Expected dividend rate	0%	0%
Expected stock price volatility	84.6%	118.8%
Risk-free interest rate	0.3%	.2%
Expected life (years)	1.50	1.25

December 2010 Warrants	December 31, 2013	March 31, 2014
Closing stock price	$3.23	$4.39
Expected dividend rate	0%	0%
Expected stock price volatility	80.4%	103.7%
Risk-free interest rate	0.4%	0.3%
Expected life (years)	1.96	1.71

August 2013 Warrants	December 31, 2013	March 31, 2014
Closing stock price	$3.23	$4.39
Expected dividend rate	0%	0%
Expected stock price volatility	77.5%	87.1%
Risk-free interest rate	1.6%	1.5%
Expected life (years)	4.63	4.38

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED March 31, 2014 (UNAUDITED) (CONTINUED)

The following table summarizes the change in the estimated fair value of the Company’s warrant liabilities (in thousands):

Warrant Liabilities
Balance at December 31, 2013	$2,019
Warrant exercise	(145)
Increase in fair value	1,352
Balance at March 31, 2014	$3,226

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2013 and March 31, 2014:

	December 31, 2013
	Level 1	Level 2	Level 3
Warrant liabilities	—	$1,934,000	$85,000

	March 31, 2014
	Level 1	Level 2	Level 3
Warrant liabilities	—	$3,030,000	$196,000

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

Warrants (in thousands):

March 31, 2014
Beginning balance	$85
Increase in fair value	111
Ending balance	$196

5.   Series B Convertible Preferred Stock

On March 9, 2012, the Company completed the sale of 12,308 shares of Series B-1 Non-Voting Convertible Preferred Stock (Series B-1 preferred stock) at an offering price of $3,250 per share.  In addition to the Series B-1 preferred stock, which was issued at the closing, the Company also authorized Series B-2 Voting Convertible preferred Stock (Series B-2 preferred stock).  The Series B-1 preferred stock and Series B-2 preferred stock collectively are referred to as the Series B preferred stock.  The Series B preferred stock is convertible, at the option of the holder thereof at any time after the five year anniversary of the closing of the offering, into shares of common stock at a conversion price of $3.25 per share of common stock.  At any time after the five year anniversary of issuance, the Company may elect to convert any or all outstanding shares of Series B preferred stock into shares of common stock, subject to certain limitations.  Dividends on the Series B preferred stock will be cumulative and compound daily, at a rate of 11.5% per annum, payable upon conversion, liquidation, redemption or other similar events, and payable in cash or Series B-1 preferred stock until the five year anniversary of issuance.  As of March 31, 2014, there are approximately 164,501 accumulated but undeclared Series B-1 dividends.  Unless prohibited by Michigan law governing distributions to shareholders, the Series B-1 preferred stock shall be redeemable at the option of holder of the Series B-1 preferred stock commencing at any time after the five year anniversary of issuance, liquidation, winding up, dissolution or other similar events, subject to certain terms and limitations.

The Series B preferred stock does not, in its entirety, require liability classification and was evaluated for embedded features to determine if those features require bifurcation and separate classification as derivative liabilities.  The Series B preferred stock host contract was evaluated for equity or mezzanine classification based upon the nature of the redemption and conversion features.  Generally, any feature that could require cash redemption for matters not within the Company’s control, irrespective of probability of the event occurring, requires classification outside of shareholders’ equity.  The Series B preferred stock was initially recorded as mezzanine in the Condensed Consolidated Balance Sheets and was accreted to its redemption value through charges to Deficit accumulated during the development stage using the effective interest method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED March 31, 2014 (UNAUDITED) (CONTINUED)

On August 12, 2013, the Company amended the Series B preferred stock agreement to remove the cash redemption provision, modify the liquidation preferences for the Series B-2 preferred stock and to increase the redemption price for the Series B-1 preferred stock.  The redemption price, prior to the five year anniversary, is now equal to $7,430 multiplied by the number of Series B-1 preferred shares redeemed minus the Company’s closing stock price multiplied by the number of common shares into which the outstanding Series B-2 preferred stock are convertible.  The redemption price, after the five year anniversary, is the amount equal to the greater of the Series B offering price plus accrued dividends or the conversion value in common stock.  As a result of the amendment to the agreement, the total amount of $38,389,000 Series B preferred stock has been reclassified from mezzanine into shareholders’ equity.

6.  Shareholders’ Equity

On January 21, 2014, the Company entered into a purchase agreement  (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park to sell to Lincoln Park up to $15,000,000 in shares of its common stock, subject to certain limitations, from time to time over a 30-month period commencing on the date that a registration statement (the “Initial Registration Statement”), which the Company agreed to file with the Securities and Exchange Commission (“SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. The Company filed the Initial Registration Statement with the SEC on February 10, 2014, and it became effective on April 3, 2014. The final prospectus was filed with the SEC on April 3, 2014.

The Company may direct Lincoln Park, at its sole discretion, to purchase up to 50,000 shares of common stock in regular purchases, increasing to amounts of up to 100,000 shares depending upon the closing sale price of the common stock.  In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock equals or exceeds $3.00 per share.  The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 10 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the floor price of $2.50, subject to adjustment.  The Company controls the timing and amount of any sales of common stock to Lincoln Park. The Company’s sales of shares of common stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock.

In connection with the Purchase Agreement, the Company issued to Lincoln Park 48,063 shares of common stock.  As of March 31, 2014, no sales had been made under the Purchase Agreement. Subsequent to March 31, 2014, the Company raised nets proceeds of $1,042,000 under the Purchase Agreement.  Additionally, during the quarter ended March 31, 2014, the Company raised net proceeds of $5,286,000 utilizing the ATM.

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

The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Quarter Ended March 31,
(Amounts in thousands except per share amounts)	2013	2014
Numerator:
Net loss	$(5,544)	$(5,995)
Less: earnings attributable to convertible preferred stock	1,263	1,418
Numerator of basic and diluted EPS	$(6,807)	$(7,413)

Denominator:
Denominator for basic and diluted EPS:
Weighted-average common shares outstanding	2,243	5,868
Net loss per share attributable to common shareholders (basic and diluted)	$(3.00)	$(1.26)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED March 31, 2014 (UNAUDITED) (CONTINUED)

Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options, warrants and preferred stock) that have been excluded from the computations of diluted net loss per common share at March 31, 2013 and 2014 were 1,528,000 and 2,510,000, respectively.

8.   Subsequent Event

On April 19, 2014, the Company entered into an Asset Purchase Agreement (Agreement), by and between the Company and Sanofi (Seller). Pursuant to the Agreement, the Company has agreed to acquire certain assets, including all of the outstanding equity interests of Genzyme Biosurgery ApS, a wholly-owned subsidiary of Seller, and over 250 patents and patent applications, of the Seller and certain of its Subsidiaries and assume certain liabilities of the Seller for purposes of acquiring the portions of the cell therapy and regenerative medicine business of the Seller currently operated through Genzyme Biosurgery ApS, which researches, develops, manufactures, markets and sells the Carticel®, Epicel® and MACI®  products. The Company will also acquire global manufacturing and production centers located in the United States and Denmark. As consideration, the Company will, on the closing date of the Transaction pay to the Seller $6,500,000, subject to certain post-closing adjustments based upon working capital of Seller or Genzyme Biosurgery ApS on the transaction closing date, of which $4,000,000 will be paid in cash and the remaining $2,500,000 will be payable in the form of a promissory note to be held by the Seller. The promissory note will accrue interest at the short term applicable federal rate in effect on the Closing Date, be prepayable without prepayment penalty, and be due upon the earliest to occur of (i) July 12, 2014, (ii) a liquidation, dissolution or winding up of the Company, or a (iii) or closing of: (i) a merger of the Company or any other transaction or series of related transactions (other than a future equity financing of the Company) in which, in any of the foregoing cases, at least 50% of the outstanding equity securities of the Company or the surviving or resulting entity.  In connection with the sale of the business, the Seller intends to transfer substantially all of the Seller’s employees primarily engaged in the Business to the Company prior to or after the Closing Date.  The transaction is expected to close in the second quarter of 2014.

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

On April 19, 2014, we entered into an Agreement to acquire certain assets, including all of the outstanding equity interests of Genzyme Biosurgery ApS, a wholly-owned subsidiary of Sanofi, and over 250 patents and patent applications and assume certain liabilities. We acquired portions of the cell therapy and regenerative medicine business of Sanofi, which includes three commercial products, Carticel®, Epicel® and MACI®, a fully formed workforce and two global manufacturing and production centers located in the United States and Denmark.  As consideration, we will pay to the Sanofi $6,500,000, subject to certain post-closing adjustments on the transaction closing date, of which $4,000,000 will be paid in cash and the remaining $2,500,000 will be payable in the form of a promissory note to be held by the Sanofi. The transaction is expected to close in the second quarter of 2014.

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

Results to date in our clinical trials may not be indicative of results obtained from subsequent patients enrolled in those trials or from future clinical trials.  Further, our future clinical trials may not be successful or we may not be able to obtain the required Biologic License Application (BLA) approval to commercialize our products in the

United States in a timely fashion, or at all.  See “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

We initiated the Phase 3 REVIVE-CLI clinical study, a multicenter, randomized, double-blind, placebo controlled study to evaluate the efficacy and safety of ixmyelocel-T in patients with CLI, in 2012.  We had previously received Fast Track Designation from the FDA for use of ixmyelocel-T for the treatment of CLI and reached agreement with the FDA on a Special Protocol Assessment.  Patients were randomized 1:1 and were to be followed for 12 months for the primary efficacy endpoint of amputation-free survival.  On March 27, 2013 we announced that we were stopping enrollment in the study for strategic business reasons.  This study has been amended and is ongoing for the 41 patients that are enrolled in the study, and we plan to continue following these patients for 12 months to evaluate safety and certain efficacy measures.  We expect to have results from this study in the second quarter of 2014.

Results of Operations

Research and development expenses decreased to $3,271,000 for the quarter ended March 31, 2014 from $5,538,000 for the quarter ended March 31, 2013.  The decrease is primarily due to a reduction in clinical trial expenses due to stopping of enrollment in the Phase 3 REVIVE clinical trial and the execution of a corporate restructuring that we announced on March 27, 2013 that reduced staff and operating expenses.

Our major ongoing research and development programs are focused on the clinical development of ixmyelocel-T for treatment of severe, chronic cardiovascular diseases.  The following table summarizes the approximate allocation of cost for our research and development projects (in thousands):

	Quarter Ended March 31
	2013	2014

Critical Limb Ischemia	$4,471	$218
Dilated Cardiomyopathy	1,059	3,053
Other	8	—
Total research and development expenses	$5,538	$3,271

Selling, general and administrative expenses decreased to $1,374,000 for the quarter ended March 31, 2014 compared to $1,633,000 for the quarter ended March 31, 2013. The decrease is primarily due to the execution of a corporate restructuring that reduced staff and operating expenses.

The income (expense) related to the non-cash change in fair value of warrants was ($1,352,000) for the quarter ended March 31, 2014 compared to $1,619,000 for the quarter ended March 31, 2013.  The increase in fair value of warrants was primarily due to the increase in our stock price and the issuance of the August 2013 warrants.  Fluctuations in the fair value of warrants in future periods could result in significant non-cash adjustments to the condensed consolidated financial statements, however any income or expense recorded will not impact our cash, operating expenses or cash flows.

Our net loss was $5,995,000, or $1.26 per share, for the quarter ended March 31, 2014 compared to $5,544,000, or $3.00 per share, for the quarter ended March 31, 2013.  The changes in net loss are primarily due to the non-cash change in the fair value of warrants and decreases in both research and development and selling, general and administrative expenses.

Non-cash stock-based compensation expense included in research and development expenses and selling, general and administrative expenses is summarized in the following table (in thousands):

	Quarter Ended March 31,
	2013	2014

Research and development	$(341)	$(16)
Selling, general and administrative	298	286
Total non-cash stock-based compensation expense (income)	$(43)	$270

The increase in stock-based compensation expense is due primarily to the restructuring that was announced on March 27, 2013, and the forfeiture adjustment that resulted from the related reduction in workforce, as it did not recur in 2014.  The forfeiture adjustments for the three months ended March 31, 2013 for research and development and general, selling and administrative for this announcement were $968,000 and $157,000, respectively.

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

We expect that we will need to raise significant additional funds or pursue strategic transactions or other strategic alternatives in order to complete our product development programs, and complete clinical trials needed to market and commercialize our products.  To date, we have financed our operations primarily through public and private sales of our equity securities, and we expect to continue to seek to obtain the required capital in a similar manner.  During the three months ended March 31, 2014, we raised net proceeds of $5,286,000 utilizing our ATM, which has remaining capacity to raise approximately $9,624,000 through sales of our common stock.  As a development stage company, we have never been profitable and do not anticipate having net income unless significant product sales commence.  With respect to our current activities, such sales are not likely to occur until we obtain additional funding, complete the required clinical trials for regulatory approvals, and receive the necessary approvals to market our products.  Through March 31, 2014, we had accumulated a deficit of $293,760,000.  We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, commence product sales or complete additional corporate partnering or acquisition transactions.

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

Our cash totaled $8,836,000 at March 31, 2014, an increase of $777,000 from December 31, 2013.  During the three months ended March 31, 2014, the primary uses of cash and cash equivalents included $4,674,000 for our operations and working capital requirements for the Phase 2 clinical program for ixmyelocel-T.  As of March 31, 2014 we had $7,643,000 of cash deposited into an Insured Cash Sweep (ICS) program which is administered by Bank of New York Mellon.  This program maximizes our Federal Deposit Insurance Company (FDIC) coverage by dividing our ICS funds into amounts under the standard FDIC maximum and places these amounts with other ICS Network member banks (each an FDIC-insured institute).  These funds are placed in savings accounts at the member banks earning interest while still maintaining insurance coverage.

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

As of March 31, 2014, we have $8,836,000 of cash and cash equivalents.  This is not sufficient to sustain our operations for one year.  In light of our financial position, recent Asset Purchase Agreement entered into, we are evaluating strategic and financial opportunities in the short-term in order to maintain adequate liquidity through December 31, 2014 and beyond.  We could sell shares through our ATM or direct Lincoln Park to purchase up to $15,000,000 worth of shares of common shares under the Purchase Agreement between the Company and Lincoln Park in order to raise additional capital, though there are certain factors, such as volume of trading in our stock, our stock price and the ability to terminate the agreement with notice, which could limit the amount we could raise in a short period of time.  On a longer term basis, we will need to raise additional funds in order to complete product development programs and complete clinical trials needed to market and commercialize our products.  We cannot be certain that such funding will be available on favorable terms, if at all.  Some of the factors that will impact our ability to raise additional capital and our overall success include: the rate and degree of progress for our product development, the rate of regulatory approval to proceed with clinical trial programs, the level of success achieved in clinical trials, the requirements for marketing authorization from regulatory bodies in the United States and other countries, the liquidity and market volatility of our equity securities, regulatory and manufacturing requirements and uncertainties, technological developments by competitors, and other factors.  If we cannot raise such funds, we will not be able to develop or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would have a material adverse impact on our business, financial condition and results of operations.  As a result of the need to raise additional capital, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively over at least the next twelve months, which raises substantial doubt as to our ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

At March 31, 2014, we were not party to any off-balance sheet arrangements.

Forward-Looking Statements

This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking.  These statements are often, but are not always, made through the use of words or phrases such as “anticipates,” “estimates,” “plans,” “projects,” “trends,” “opportunity,” “comfortable,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “achieve,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar words or phrases, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions.  Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them.  The factors described in Part 1, Item 1A, “Risk Factors,” and on our Annual Report on Form 10-K filed with the SEC on March 13, 2014, among others, could have a material adverse effect upon our business, results of operations and financial conditions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2014, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014.  The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on their evaluation, our management, including our Chief Executive Office and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we receive threats or may be subject to litigation matters incidental to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A.  Risk Factors

In addition to the cautionary information included in this report, you should carefully consider the information regarding risk factors of the Company is set forth in Part 1, Item 1A, “Risk Factors,” on our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 13, 2014, and the additional risk factor below, which could materially adversely affect our business, financial condition and/or results of operations.  Except as described in the risk factor below, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” on Form 10-K.

Our pending acquisition of the Sanofi Cell Therapy and Regenerative business is subject to closing conditions that may not be satisfied.

On April 19, 2014, we entered into an Asset Purchase Agreement with Sanofi to acquire certain assets, including all of the outstanding equity interests of Genzyme Biosurgery ApS, a wholly-owned subsidiary of Sanofi, and inventory and assume certain liabilities for purposes of purchasing Sanofi’s cell therapy and regenerative medicine business, which is currently operated through Genzyme Biosurgery ApS. The transaction is subject to a number of conditions that must be satisfied before it can be completed, and if those conditions are not met, the acquisition may not close.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the quarter ended March 31, 2014. All information regarding the unregistered sales of securities during the quarter ended March 31, 2014  has been previously disclosed in the Company’s Current Reports on Form 8-K.

Item 6.  Exhibits

The Exhibits listed in the Exhibit Index immediately following the Signature, are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2014

AASTROM BIOSCIENCES, INC.

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)
Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer and Chief Accounting Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (furnished herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

10.1

Purchase Agreement, dated as of January 21, 2014, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014).

10.2

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