Form 10-Q
period 2014-09-30
AASTROM BIOSCIENCES INC
filed 2014-11-13
CIK 887359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014,

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

Large accelerated filer - ☐	Accelerated filer - ☐

Non-accelerated filer - ☐	Smaller reporting company - ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes - ☐  No - ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	23,785,653
(Class)	Outstanding at October 31, 2014

AASTROM BIOSCIENCES, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

AASTROM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands)

	September 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$37,578	$8,059
Accounts receivable	3,959	8
Inventory	1,711	—
Other current assets	1,468	409
Total current assets	44,716	8,476
Property and equipment, net	2,398	739
Intangible assets	3,267	—
Total assets	$50,381	$9,215

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,390	$2,676
Accrued employee benefits	2,176	620
Verigen payment liability	3,158	—
Restructuring reserve and asset retirement obligation	2,511	—
Current portion of long-term debt	38	6
Warrant liabilities	1,209	2,019
Total current liabilities	12,482	5,321
Long term debt:	115	—
Total liabilities	12,597	5,321
COMMITMENTS AND CONTINGENCIES (Note 14)
Shareholders’ equity:
Series B-2 voting convertible preferred stock, no par value: shares authorized and reserved — 39, shares issued and outstanding — 12	38,389	38,389
Common stock, no par value; shares authorized — 75,000 and 15,000; shares issued and outstanding — 23,786 and 4,723, respectively	304,780	253,270
Other comprehensive income	(70)	—
Accumulated deficit	(305,315)	(287,765)
Total shareholders’ equity	37,784	3,894
Total liabilities and shareholders’ equity	$50,381	$9,215

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product sales	$9,658	$0	$14,090	$11
Total revenues	9,658	0	14,090	11
Costs and expenses:
Cost of product sales	5,532	0	10,541	3
Gross profit	4,126	0	3,549	8

Research and development	7,835	2,575	15,470	11,789
Selling, general and administrative	4,313	1,066	9,267	4,259
Total operating expenses	12,148	3,641	24,737	16,048
Loss from operations	(8,022)	(3,641)	(21,188)	(16,040)
Other income (expense):
(Increase) decrease in fair value of warrants	949	1,367	(155)	3,331
Bargain purchase gain	—	—	3,634	—
Foreign currency translation gain	154	—	154	—
Interest income	3	4	9	12
Interest expense	(1)	(3)	(4)	(9)
Total other income (expense)	1,105	1,368	3,638	3,334
Net loss	$(6,917)	$(2,273)	$(17,550)	$(12,706)
Net loss per share attributable to common shareholders (Basic and Diluted) (see note 11)	$(0.82)	$(1.20)	$(2.90)	$(6.60)
Weighted average number of common shares outstanding (Basic and Diluted)	10,273	3,042	7,569	2,526

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(6,917)	$(2,273)	$(17,550)	$(12,706)
Other comprehensive income
Foreign currency translation	(75)	—	(70)	—

Comprehensive loss	$(6,992)	$(2,273)	$(17,620)	$(12,706)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AASTROM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2014	2013

Operating activities:
Net loss	$(17,550)	$(12,706)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	496	387
Stock compensation expense	653	528
Change in fair value of warrants	155	(3,331)
Bargain purchase gain	(3,634)	—
Foreign currency translation gain	(154)	—
Changes in operating assets and liabilities:
Inventory	489	—
Accounts receivable	(3,930)	—
Other current assets	(855)	(65)
Accounts payable and accrued expenses	(69)	(329)
Accrued employee benefits	1,071	(84)
Verigen payment liability	3,158	—
Restructuring reserve and asset retirement obligation	1,004	—
Net cash used for operating activities	(19,166)	(15,600)

Investing activities:
Acquisition of CTRM business, net of cash acquired	(1,450)	—
Property and equipment purchases	(82)	(40)
Net cash used for investing activities	(1,532)	(40)

Financing activities:
Net proceeds from issuance of common stock and warrants	50,236	12,848
Pay downs of debt	(6)	(30)
Net cash provided by financing activities	50,230	12,818

Effect of exchange rate changes on cash	(13)	—

Net increase (decrease) in cash	29,519	(2,822)

Cash at beginning of period	8,059	13,638

Cash at end of period	$37,578	$10,816

Supplemental cash flow information (non-cash):
Accretion of convertible preferred stock	$—	$1,263

Warrants exchanged for common stock	$965	$—

Equipment acquired under capital lease obligations	$153	—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2014 (UNAUDITED)

NOTE 1— ORGANIZATION:

Aastrom Biosciences, Inc. (the Company or Aastrom) was incorporated in March 1989 and began employee-based operations in 1991. On May 30, 2014 Aastrom completed the acquisition of certain assets of Sanofi, a French société anonyme (Sanofi), including all of the outstanding equity interests of Genzyme Biosurgery ApS (Genzyme Denmark), a wholly-owned subsidiary of Sanofi, and over 250 patents and patent applications of Sanofi and certain of its subsidiaries and assumed certain liabilities for purposes of acquiring the portion of the cell therapy and regenerative medicine business (the CTRM Business), which researches, develops, manufactures, markets and sells Carticel, MACI and Epicel (the CTRM Transaction). The CTRM Business researches, develops, manufactures, markets and sells the Carticel®, MACITM and Epicel® products. As a result, the Company exited the development stage, and is now a fully integrated, commercial-stage biopharmaceutical company dedicated to the identification, development and commercialization of innovative therapies that enable the body to repair and regenerate damaged tissues and organs to restore normal structure and function.  Aastrom has marketed products as well as developmental stage product candidates and the Company’s goal is to become the leader in cell therapy and regenerative medicine by developing, manufacturing and marketing best-in-class therapies for patients with significant unmet medical needs.

The Company operates its business in one reportable segment — the research, product development, manufacture and distribution of patient-specific, expanded cellular therapies for use in the treatment of specific diseases.

Successful future operations are subject to several technical hurdles and risk factors, including satisfactory product development, timely initiation and completion of clinical trials, regulatory approval and market acceptance of the Company’s products, and the successful integration and profitability of the CTRM Business.

NOTE 2 — BASIS OF PRESENTATION:

The condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year or for any other period.  The December 31, 2013 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

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

NOTE 3 —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEWLY ISSUED ACCOUNTING STANDARDS:

During the nine months ended September 30, 2014, the Company added certain policies and procedures as a result of its acquisition of the commercialized CTRM Business.  There were no other changes to the significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2013, and the notes thereto, which are included in the Annual Report.

Inventory

Inventories are measured at the lower of cost or market value. Cost is calculated using the first-in, first-out method.  Utilization reserves are established for estimated obsolescence or un-marketable inventory in an amount equal to the cost of inventory.

Accounts Receivable

Accounts receivable is initially recorded at the contractual amount owed by the customer.  Allowances for doubtful accounts are established when the facts and circumstances indicate that a receivable may not be collectible.

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

The useful lives of property, plant and equipment are as follows:

•                  Equipment and computers:  3 to 5 years

•                  Furniture and fixtures:  5 years

•                  Building improvements and leasehold improvements:  Shorter of the remaining life of the lease or 15 years

Useful lives and residual values of property, plant and equipment are reviewed periodically. The effect of any adjustment to useful lives or residual values is recognized prospectively as a change of accounting estimate.

Intangible Assets

Intangible assets are initially measured at acquisition cost, including any directly attributable costs of preparing the asset for its intended use or, in the case of assets acquired in a business combination at fair value as at the date of the combination.  Identifiable intangible assets related to product rights are amortized on a straight line basis over their expected useful lives.

The useful lives of intangible assets are reviewed periodically.  The effect of any adjustment to useful lives is recognized prospectively as a change of accounting estimate.

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

Revenue Recognition

Total revenues are comprised of product sales of Carticel, Epicel, MACI, bone marrow, and surgical kits.  Revenue is recognized when persuasive evidence of an arrangement exists, the goods are shipped or delivered, depending on shipping terms, title and risk of loss pass to the customer and collectability is reasonably assured.

Revenue is recorded net of a provision, made at the time of sale, for rebates and cash discounts. These revenue reductions are established by the Company at the time of sale, based on historical experience adjusted to reflect known changes in the factors that impact such reserves.  Distributors are entitled to chargeback incentives for services that are provided for based on the selling price to the end customer, under specific contractual arrangements. Cash discounts may also be granted for prompt payment.

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

NOTE 4—ACQUISITIONS:

CTRM Business acquisition

On May 30, 2014, Aastrom completed its acquisition of certain assets of Sanofi, including all of the outstanding equity interests of Genzyme Denmark, a wholly-owned subsidiary of Sanofi, and over 250 patents and patent applications and assumed certain liabilities for purposes of acquiring portions of the CTRM Business.  Aastrom is a leading developer of patient-specific, expanded multicellular therapies for the treatment of severe, chronic cardiovascular diseases.  The CTRM Business, also a leading developer of patient-specific expanded cellular therapies, expands the Company’s portfolio of cellular therapies to include products which treat severe burns and as well as cartilage defects.  The CTRM Business is a commercial business, with manufacturing, marketing and sales capabilities.  Pursuant to the terms of the asset purchase agreement, the Company paid a total purchase price of $6.5 million, including $4.0 million in cash and a $2.5 million promissory note which was repaid on July 30, 2014.

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

The preliminary purchase price allocation is as follows:

Purchase price allocation (in 000’s):	Fair Value
Cash	$5,050
Accounts receivable	53
Inventory	2,200
Other current assets	192
Accounts payable and accrued expenses	(939)
Asset retirement obligation	(1,600)
Property and equipment	1,818
Intangible assets	3,360
Bargain purchase gain	(3,634)
Total consideration	$6,500

As part of the acquisition, $5.0 million in cash was received from Sanofi in order to fund the restructuring of the Denmark operations and close the facility.  To date we have recorded restructuring charges of $3.1 million and may incur additional costs in the fourth quarter of 2014.  See Note 5 “Restructuring” below for additional information.

The intangible assets acquired represent commercial use rights for certain products acquired in the transaction. This estimated fair value was determined using the income approach based on projected cash flows attributed to the commercial rights. The calculated value of the commercial rights intangible assets are amortized using the straight line method over an estimated useful life of twelve years.

The identifiable intangible assets acquired and their estimated useful lives are summarized as follows:

(in 000’s)	Fair Value	Useful Life
Commercial rights	$3,360	12 years

Revenue and net loss included in the condensed consolidated financial statements include four months of operations related to the CTRM Business since the May 30, 2014 acquisition and are $13.8 million and $(1.7 million), respectively. The net loss related to the CTRM Business includes the restructuring costs of $3.1 million described below as well as $0.8 million of expenses from the Denmark subsidiary that the Company is in the process of shutting down.

The following unaudited pro forma condensed combined information for the nine month periods ended September 30, 2014, and 2013, respectively are presented as if the acquisition of the CTRM Business had occurred on January 1, 2013.

These unaudited pro forma condensed combined statements should be read in connection with the Company’s historical combined financial statements and notes thereto filed with the SEC. In management’s opinion, all adjustments necessary to reflect the significant effects of this transaction have been made. These statements are based on assumptions and estimates considered appropriate by our management; however, they are not necessarily, and should not be assumed to be, an indication of our financial position or results of operations that would have been achieved had the acquisitions been completed as of the dates indicated or that may be achieved in the future.

	Nine Months Ended
(in 000’s)	September 30, 2014	September 30, 2013
Pro forma revenue	$30,200	$30,362
Pro forma net loss	(27,745)	(34,414)
Pro forma net loss per share — basic and diluted	$(4.26)	$(15.20)

NOTE 5—RESTRUCTURING:

On June 16, 2014, the Company announced a strategic plan to maximize the profitability and growth potential of the CTRM Business (the Plan).  Under the Plan, the Company discontinued manufacturing MACI in Denmark, temporarily ceased sales of MACI in Europe, and significantly reduced research and development expenses associated with MACI.  Furthermore, the Company has eliminated approximately 80 full time employee positions, which represented approximately 30% of the Company’s current total workforce.  Employees terminated as part the Plan were provided with severance payments and outplacement assistance.

As a result of the Plan, the Company recorded a restructuring charge of $0.1 million and $3.1 million in the three and nine months ended September 30, 2014, respectively, related to the operations in the United States and Denmark, primarily representing cash payments for severance and other personnel-related expenses.  Of the total restructuring charge, $2.5 million was recorded in cost of product sales, and $0.6 million was recorded in selling, general and administrative expenses. The restructuring reserve decreased to $0.9 million as of September 30, 2014 as a result of cash payments made for severance and other personnel-related expenses. In addition to restructuring charges recorded thus far, the Company may incur additional lease termination costs and stay-on bonuses associated with future restructuring actions. The Company currently expects to complete the Plan by the end of the fourth quarter of 2014.  The Company acquired an asset retirement obligation of $1.6 million related to the obligation to restore the Denmark facility to its original state. The Company is currently attempting to sell the leasehold improvement and transfer the lease obligation in order to avoid incurring the restoration costs.

Any additional restructuring costs will be recognized when management finalizes and approves the additional restructuring activities.  These costs will be recognized when appropriate.

NOTE 6 — STOCK—BASED COMPENSATION

The Company issues nonqualified and incentive stock options as well as other equity awards pursuant to its Amended and Restated 2009 Omnibus Incentive Plan, (Option Plan).  Such awards pursuant to the Option Plan may be granted by the Company’s Board of Directors to certain of the Company’s employees, directors and consultants.

During the three and nine months ended September 30, 2014, the Company granted zero and 242,025, respectively, service-based options to purchase common stock.  These options were granted with exercise prices equal to the fair market value of the Company’s stock at the grant date, generally vest over four years and expire after ten years.  The weighted average grant-date fair value of service-based options granted under the Option Plan during the three month period ended September 30, 2013 was $5.11.  The weighted average grant-date fair value of service-based options granted under the Option Plan during the nine month periods ended September 30, 2014 and 2013 was $2.85 and $14.07, respectively.

The net compensation expense recorded for the service-based stock options related to employees and directors was $0.2 million and $0.7 million for the three and nine months ended September 30, 2014, respectively, compared to $0.1 million and $0.5 million for the three and nine month periods ended September 30, 2013, respectively.  The compensation cost includes forfeiture adjustments.

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

	Nine Months Ended September 30,
Service-Based Stock Options	2014	2013
Expected dividend rate	0%	0%
Expected stock price volatility	82.4 – 88.2%	74.0-87.9%
Risk-free interest rate	1.66 – 2.2%	0.1- 2.1%
Expected life (years)	5.5 – 6.25	5.0 - 6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	297,860	$39.53	7.90	$—
Granted	242,025	$3.91
Exercised	—	$—		$—
Expired	(22,537)	$42.20
Forfeited	(28,214)	$31.98
Outstanding at September 30, 2014	489,134	$22.22	8.19	$—
Exercisable at September 30, 2014	199,781	$38.35	6.83	$—

As of September 30, 2014 there was approximately $1.1 million of total unrecognized compensation cost related to non-vested service-based stock options granted under the Option Plan.  That cost is expected to be recognized over a weighted-average period of 2.92 years.

The total fair value of options vested during the nine months ended September 30, 2014 and 2013 was $1.3 million and $1.9 million, respectively.

NOTE 7—BALANCE SHEET COMPONENTS:

Inventory:

(in 000’s)	September 30, 2014
Raw materials	$916
Work-in-process	433
Finished goods	362
Inventory	$1,711

Property and equipment, net:

(in 000’s)	September 30, 2014	December 31, 2013

Equipment and computers	$3,970	$3,024
Furniture and fixtures	722	706
Building improvements and leasehold improvements	1,691	1,018
Construction in progress	504	77
Total property and equipment, gross	6,887	4,825
Less: Accumulated depreciation	(4,489)	(4,086)
Total, net	$2,398	$739

Intangible assets, net:

	As of September 30, 2014
(in 000’s)	Gross Amount	Accumulated Amortization	Net Amount
Commercial rights	$3,360	$(93)	$3,267

Amortization expenses were $0.07 million and $0.1 million for the three and nine month periods ended September 30, 2014, respectively. There was no amortization expense in the three and nine month periods ending September 30, 2013. The increase in intangible assets, net from December 31, 2013 to September 30, 2014 is due to the acquisition of the CTRM Business.

Estimated future amortization expense is as follows:

Calendar Years Ending December 31, (in 000’s)
2014	$70
2015	280
2016	280
2017	280
2018	280
Thereafter	2,077
Total	$3,267

Accounts payable and accrued expenses:

(in 000’s)	September 30, 2014	December 31, 2013

Accounts payable to vendors	$2,504	$2,382
Accrued accounts payable	886	294
Total	$3,390	$2,676

Restructuring reserve and asset retirement obligation:

(in 000’s)	September 30, 2014
Asset retirement obligation	$1,600
Restructure reserve	911
Total	$2,511

Accumulated other comprehensive income:

Accumulated other comprehensive income consists entirely of foreign currency translation activity.  There were no reclassifications out of other comprehensive income during the three or nine months ending September 30, 2014.

NOTE 8—FAIR VALUE MEASUREMENTS:

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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	September 30, 2014				December 31, 2013
		Fair value measurement category				Fair value measurement category
(In 000’s)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$1,209	$—	$1,108	$101	$2,019	$—	$1,934	$85

The following table summarizes the change in the estimated fair value of the Company’s warrant liabilities:

Warrant Liabilities (in 000’s)
Balance at December 31, 2013	$2,019
Warrant exercise	(965)
Increase in fair value	155
Balance at September 30, 2014	$1,209

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

Warrants:

	Three Months Ended	Nine Months Ended
(in 000’s)	September 30, 2014	September 30, 2014
Beginning balance	$208	$85
(Decrease)/Increase in fair value	(107)	16
Ending balance	$101	$101

NOTE 9—STOCK PURCHASE WARRANTS:

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings.  The following warrants were outstanding at September 30, 2014, and include provisions that could require cash settlement of the warrants or have anti-dilution price protection provisions requiring each to be recorded as liabilities of the Company at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as non-cash income or expense in the Company’s statement of operations in each subsequent period:

	January 2010 Class A Warrants	December 2010 Warrants	August 2013 Warrants
Exercise price	$7.86	$2.55	$4.80
Expiration date	July 21, 2015	December 15, 2015	August 16, 2018
Total shares issuable on exercise	226,299	15,405	724,950

The fair value of the Class A warrants and the December 2010 warrants are measured using the Monte Carlo valuation model.  The methodology is based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. The assumptions used in calculating the estimated fair value of the warrants represent the Company’s best estimates, however; these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and different assumptions are used, the warrant liabilities and the change in estimated fair value of the warrants could be materially different.  The August 2013 warrants are valued using a Black-Scholes valuation model.

Inherent in the Monte Carlo and Black-Scholes valuation models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield.  The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants.  The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants.  The expected life of the warrants is assumed to be equivalent to their remaining contractual term.  The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

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

The assumptions used by the Company are summarized in the following tables:

January 2010 Class A Warrants	September 30, 2014	December 31, 2013
Closing stock price	$2.85	$3.23
Expected dividend rate	0%	0%
Expected stock price volatility	104.7%	84.6%
Risk-free interest rate	0.1%	0.3%
Expected life (years)	0.75	1.50

December 2010 Warrants	September 30, 2014	December 31, 2013
Closing stock price	$2.85	$3.23
Expected dividend rate	0%	0%
Expected stock price volatility	124.7%	80.4%
Risk-free interest rate	0.2%	0.4%
Expected life (years)	1.21	1.96

August 2013 Warrants	September 30, 2014	December 31, 2013
Closing stock price	2.85	$3.23
Expected dividend rate	0%	0%
Expected stock price volatility	90.4%	77.5%
Risk-free interest rate	1.4%	1.6%
Expected life (years)	3.88	4.63

NOTE 10—SERIES B CONVERTIBLE PREFERRED STOCK:

On March 9, 2012, the Company completed the sale of 12,308 shares of Series B-1 Non-Voting Convertible Preferred Stock (Series B-1 preferred stock) at an offering price of $3,250 per share.  In addition to the Series B-1 preferred stock, which was issued at the closing, the Company also authorized Series B-2 Voting Convertible Preferred Stock (Series B-2 preferred stock).  The Series B-1 preferred stock and Series B-2 preferred stock collectively are referred to as the Series B preferred stock.  The Series B preferred stock is convertible, at the option of the holder thereof at any time after the five year anniversary of the closing of the offering, (the Conversion date) into shares of common stock at a conversion price of $3.25 per share of common stock.  At any time after the Conversion date, the Company may elect to convert any or all outstanding shares of Series B preferred stock into shares of common stock, subject to certain limitations.  Stock dividends on the Series B preferred stock will be cumulative and compound daily, at a rate of 11.5% per annum, payable upon conversion, liquidation, redemption or other similar events, and payable in cash or Series B-1 preferred stock until the Conversion date.  As of September 30, 2014, there are approximately 210,782 shares of accumulated but undeclared Series B-1 Stock dividends.  Unless prohibited by Michigan law governing distributions to shareholders, the Series B-1 preferred stock shall be redeemable at the option of holder of the Series B-1 preferred stock commencing at any time after the Conversion date, liquidation, winding up, dissolution or other similar events, subject to certain terms and limitations.

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

On August 12, 2013, the Company amended the Series B preferred stock agreement to remove the cash redemption provision, modify the liquidation preferences for the Series B-2 preferred stock and to increase the redemption price for the Series B-1 preferred stock.  The redemption price, prior to the five year anniversary, is now equal to $7,430 multiplied by the number of Series B-1 preferred shares redeemed minus the Company’s closing stock price multiplied by the number of common shares into which the outstanding Series B-2 preferred stock are convertible.  The redemption price, after the five year anniversary, is the amount equal to the greater of the Series B offering price plus accrued dividends or the conversion value in common stock.  As a result of the amendment to the agreement, the total amount of $38.4 million Series B preferred stock was reclassified from mezzanine into shareholders’ equity.

NOTE 11—NET LOSS PER COMMON SHARE:

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

The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Three Months Ended September30,		Nine Months Ended September 30,
(Amounts in 000’s except per share amounts)	2014	2013	2014	2013
Numerator:
Net loss	$6,917	$2,273	$17,550	$12,706
Less: dividends accumulated on convertible preferred stock	1,534	1,368	4,426	3,945
Numerator of basic and diluted EPS	$8,451	$3,641	$21,976	$16,651

Denominator:
Denominator for basic and diluted EPS:
Weighted-average common shares outstanding	10,273	3,042	7,569	2,526
Net loss per share attributable to common shareholders (basic and diluted)	$(0.82)	$(1.20)	$(2.90)	$(6.60)

Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options, warrants and preferred stock) that have been excluded from the computations of diluted net loss per common share at September 30, 2014 and 2013 were 2.3 million and 2.4 million, respectively.

NOTE 12—SHAREHOLDERS’ EQUITY:

On September 17, 2014, the Company closed on a public equity offering whereby it sold 15,784,313 shares of common stock at an offering price of $2.55 per share (the 2014 offering).  The proceeds of $37.5 million, net of $2.4 million of underwriters’ discount and $0.3 million of issuance costs consisting primarily of legal and accounting fees, were recorded as a common stock issuance.

On July 9, 2014, the Company entered into a Warrant Exercise Agreement with one holder of warrants issued by the Company on August 16, 2013 (the 2013 Warrants) to purchase an aggregate of 362,500 shares of the Company’s common stock, no par value.  Pursuant to the Warrant Exercise Agreement, the holder agreed to exercise the 2013 Warrants at the existing exercise price of $4.80.  The net proceeds to the Company in connection with the exercise of the 2013 Warrants, after deducting a warrant inducement payment and expenses, were approximately $1.5 million.

On January 21, 2014, the Company entered into a purchase agreement (Purchase Agreement), together with a registration rights agreement, for the sale of up to $15.0 million of shares of its common stock to Lincoln Park, subject to certain limitations, from time to time over a 30-month period, which began on April 3, 2014 and ends on October 3, 2016.

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

In connection with the Purchase Agreement, in the nine months ended September 30, 2014, the Company issued to Lincoln Park 935,499 shares of common stock and raised gross proceeds of $3.7 million (with a remaining balance of $11.3 million).  Additionally, during the nine months ended September 30, 2014, the Company raised net proceeds of $7.1 million utilizing the At-the-Market Sales Agreement (ATM) with MLV & Co. LLC (formerly McNicoll, Lewis & Vlak). At September 30, 2014 there was approximately $7.8 million of net capacity remaining on the ATM.

NOTE 13—CONCENTRATION OF CREDIT RISK

Revenue from one customer, a distributor in the U.S., represented approximately 75% of total revenue during the three and nine months ended September 30, 2014.  Excluding that distributor, the largest customer represented approximately 10% of revenue for the three month period ended September 30, 2014 and no other customer accounted for more than 10% of revenue Reported revenue primarily reflects sales related to the acquisition of the CTRM Business from Sanofi since May 30, 2014.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2014, future minimum payments related to leases are as follows:

(in 000’s)	2014	2015	2016	2017	2018	More than 5	Total
Leased office space	$751	$4,101	$4,069	$1,209	$338	—	$10,468
Sales force leased auto fleet	47	194	169	68	5	—	483
Leased computer equipment	11	43	43	43	32		172
Total	$809	$4,338	$4,281	$1,320	$375	$—	$11,123

Rent expense for the three and nine months ended September 30, 2014 was approximately $1.4 million and $2.2 million, respectively, compared to $0.3 million and $0.9 million for those same periods in 2013.

As part of its acquisition of Verigen AG (Verigen), Genzyme Corporation, a subsidiary of Sanofi, agreed to make cash payments to Verigen upon the achievement of developmental milestones relating to regulatory and commercialization of MACI in the United States. In connection with the acquisition of the CTRM Business, the Company agreed that if it further developed MACI in the U.S., it would be obligated to pay these milestone payments, which the Company determined was remote. During the three months ended September 30, 2014, at the request of the Company, Sanofi entered into a settlement agreement with the former shareholders of Verigen whereby these shareholders agreed to discharge all obligations related to these MACI milestone payments in exchange for a one-time cash payment of €2.5 million (approximately $3.2 million) due within two months from the date when all parties sign the settlement agreement. The Company is a third-party beneficiary of the settlement agreement and, as agreed in connection with the acquisition of the CTRM Business, the Company was responsible to reimburse Sanofi for this €2.5 million payment.

At September 30, 2014, the $3.2 million was accrued and recorded as research and development expense in the Company’s financial statements in recognition of this agreement. The amount was subsequently paid on October 17, 2014. This agreement was reached in full settlement of any and all potential obligations to Verigen related to future MACI developmental milestones.

NOTE 15— LIQUIDITY:

As of September 30, the Company had $37.6 million of cash which is substantially higher than the $7.3 million of cash the Company had at June 30, 2014.  This increase is primarily due to the 2014 Offering which raised $37.5 million, net of the underwriting discount and offering costs. The Company believes this amount of cash will be sufficient to sustain operations for at least one year. In addition to the existing cash balance, the Company also has access to certain amounts of financing through an agreement with Lincoln Park Capital Fund, LLC (Lincoln Park).  The Company may direct Lincoln Park to purchase up to $15.0 million worth of shares of its common stock over a 30-month period generally in amounts up to 50,000 shares on certain business days under a Purchase Agreement (the Purchase Agreement) entered into with Lincoln Park on January 21, 2014 (the Lincoln Park Equity Line). As of September 30, 2014, the Company has issued to Lincoln Park 935,499 shares of common stock and raised $3.7 million. However, there are certain factors, such as volume of trading in the Company’s common stock, its stock price and the ability to terminate the agreement with notice, which limit the amount that can be raised in a short period of time through the Lincoln Park Equity Line. The extent to which the Company can rely on the Lincoln Park Equity Line as sources of funding will depend on a number of factors, including the prevailing market price of the common stock and the extent to which the Company is able to secure working capital from other sources. Additionally, during the nine months ended September 30, 2014, the Company raised net proceeds of $7.1 million utilizing its at the market sales agreement (ATM) with MLV & Co., LLC. The ATM, which as of September 30, 2014 had remaining capacity of approximately $7.8 million, allowed the Company to sell its common stock from time to time under a registration statement on

Form S-3 filed in June 2011, pursuant to which the Company registered $100 million of its securities for public sale. The Form S-3 registration statement filed in June 2011 expired in July 2014.

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

In consideration for the acquisition of the CTRM Business, we paid a total purchase price of approximately $6.5 million, as follows: (a) $4.0 million was paid in cash on the closing date of the CTRM Transaction, and (b) a $2.5 million promissory note was paid on July 30, 2014. In accordance with generally accepted accounting principles in the United States of America (U.S. GAAP), we recorded the assets and liabilities of the CTRM Business at fair value.  The net assets of the CTRM Business were preliminarily valued at $10.1 million, which is in excess of the $6.5 million purchase price, which resulted in a $3.6 million bargain purchase gain.  The primary driving factor for the bargain purchase gain was the structure of the CTRM Transaction.  As part of the CTRM Transaction, Sanofi funded Genzyme Denmark with $5.0 million in cash in order to fund the restructuring of the Denmark operations and close the facility.  Under U.S. GAAP, no restructuring actions were taken by Sanofi prior to our purchase of the CTRM Business, and accordingly, there were no restructuring related accruals in the opening balance sheet.  Additionally, there were no restrictions on the use of the cash in Genzyme Denmark.  We implemented our restructuring plans for Genzyme Denmark after the consummation of the CTRM Transaction, and accordingly, have recorded restructuring charges in our current period results of operations.  To date we have recorded restructuring charges of $3.1 million and expect to incur additional costs in the last quarter of 2014.  See Note 5, “Restructuring” for additional information.

Manufacturing

We acquired two cell-manufacturing facilities as part of the acquisition of the CTRM Business in Cambridge, Massachusetts and Copenhagen, Denmark. The Cambridge facility, which is approved by the U.S. Food and Drug Administration (FDA), is used for U.S. manufacturing and distribution of Carticel, Epicel manufacturing and also manufactured MACI for the SUMMIT study conducted for approval in Europe. The Copenhagen manufacturing facility, which was approved by the Danish Medicines Agency (DKMA), was responsible for MACI manufacturing and distribution in Europe. As part of the June 2014 restructuring, MACI manufacturing at the Copenhagen manufacturing facility has been discontinued. Going forward, any clinical and commercial production of MACI will occur at our Cambridge facility. We also operate a centralized cell manufacturing facility in Ann Arbor, Michigan. The facility supports the current ixCELL-DCM clinical trial being conducted in the United States and Canada and has sufficient capacity, with minor modifications, to supply our early commercialization requirements.

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

Carticel

Carticel, a first-generation ACI product for the treatment and repair of cartilage defects in the knee, is the first and only FDA-approved autologous cartilage repair product.  Carticel is indicated for the repair of symptomatic cartilage defects of the femoral condyle (medial, lateral or trochlea) caused by acute or repetitive trauma, in patients who have had an inadequate response to a prior arthroscopic or other surgical repair procedure such as debridement, microfracture, drilling/abrasion arthroplasty, or osteochondral allograft/autograft.  Carticel received a Biologics License Application (BLA) approval in 1997 and is currently marketed in the U.S.  It is generally used on patients with larger lesions (greater than 3 cm2).  In the year ended December 31, 2013, net revenues were $35.2 million for Carticel.

In the U.S., we focus net sales of Carticel on the sports-injury-targeted orthopedic physician target audience, which is very concentrated, with 60% of the current Carticel business originating from 25% of this audience, or approximately 110 physicians. We currently have a 20-person field force calling on these sports-injury targeted orthopedic physician audience.

Epicel

Epicel is a permanent skin replacement for full thickness burns greater than or equal to 30% of total body surface area (TBSA).  Epicel is the only FDA-approved autologous epidermal product available for large total surface area burns. Epicel was approved in the United States as a humanitarian use device (HUD) under a Humanitarian Device Exemption (HDE).  Devices eligible for an HDE are intended for diseases or conditions that occur in a maximum of 4,000 individuals annually in the United States. Currently, approximately 100 patients are treated with Epicel in the U.S. each year.  In the year ended December 31, 2013, net revenues were $7.1 million for Epicel.

Under the original HDE approval and pursuant to the Pediatric Medical Device Safety and Improvement Act of 2007 (PMDSIA), Epicel could not be sold for an amount that exceeds the costs of research and development, fabrication, and distribution and the number of patients treated could not exceed 4,000.  In 2012, the PMDSIA was modified so that under a HDE program, a manufacturer would be allowed to sell for a profit devices intended for a condition or disease that does not occur (or only rarely occurs) in pediatric patients, so long as it meets certain other specified conditions.  In addition, the modified PMDSIA does not cap the number of devices for which the manufacturer may obtain a profit per year at 4,000 devices, but rather assigns an “annual distribution number.” We are currently investigating the potential impact of this change on our ability to sell Epicel for a profit.  Prior to July 1, 2014, Epicel was being sold below standard costs and those costs allowed under the modified PMDSIA regulations.  As of July 1, 2014, we have increased the price of Epicel to reflect the full costs allowed under those regulations.

Up until July, 2014, we had one sales representative selling Epicel and two partially dedicated Medical Scientific Liaisons supporting Epicel inquiries. We have recently expanded the Epicel sales force to three representatives and will expect to increase the number of burn centers called upon.

MACI

MACI is a third-generation ACI product for the treatment of focal chondral cartilage defects in the knee.  MACI received marketing authorization in Europe in July 2013 by meeting the requirements of the Advanced Therapy and Medicinal Product (ATMP) guidelines.  MACI has been commercially available in the EU since 1998.  Sales of MACI have been temporarily discontinued as part of a restructuring of the business in August 2014, primarily due to low utilization and an unfavorable pricing environment.  We believe that MACI, which is a Phase 3 product candidate in the U.S., has significant revenue potential in the U.S., and we are planning to discuss approval requirements with the FDA. The timing and process to gain approval in the U.S. and a possible reintroduction in select EU countries have not yet been determined.

MACI was obtained via the acquisition by Genzyme Corporation, a subsidiary of Sanofi of Verigen AG (Verigen) in 2005.  As part of its acquisition of Verigen , Genzyme Corporation agreed to make cash payments to Verigen upon the achievement of developmental milestones relating to regulatory and commercialization of MACI in the United States. In connection with our acquisition of the CTRM Business, we agreed that if we further developed MACI in the U.S., we would be obligated to pay these milestone payments. During the three months ended September 30, 2014, Sanofi entered into an agreement with the former shareholders of Verigen whereby those shareholders agreed to discharge all obligations related to the MACI milestone payments in exchange for a one-time cash payment of €2.5 million (approximately $3.2 million)  due within two months from the date when all parties sign the settlement agreement.

We are a third-party beneficiary of the settlement agreement and, as we agreed in connection with the acquisition of the CTRM Business, we were responsible to reimburse Sanofi for this €2.5 million payment. At September 30, 2014, $3.2 million was accrued on our financial statements in recognition of this liability. The amount was paid on October 17, 2014. This agreement was reached in full settlement of any and all potential obligations to Verigen related to future MACI developmental milestones.

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

Results of Operations

NET LOSS

Our Net loss for the three and nine months ended September 30, 2014 totaled ($6.9 million) or ($0.82) per share and ($17.6 million) or ($2.90) per share. Results for the nine months ended September 30, 2014 include four months of operating results of the CTRM Business including restructuring charges of $3.1 million, expenses for the exited Denmark business of $0.8 million and a bargain purchase gain of approximately $3.6 million.

The following table summarizes the effect of the CTRM Transaction on our results of operations for the three and nine months ended September 30, 2014 (in thousands):

	For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014
	Legacy	Acquired	Consolidated	Legacy	Acquired	Consolidated
	Business	Business	Business	Business	Business	Business

Total revenues	$244	$9,414	$9,658	$303	$13,787	$14,090

Cost of product sales	222	5,310	5,532	309	10,232	10,541

Gross profit (loss)	22	4,104	4,126	(6)	3,555	3,549

Total operating expenses	9,028	3,120	12,148	19,525	5,212	24,737

Income (loss) from operations	(9,006)	984	(8,022)	(19,531)	(1,657)	(21,188)

Other income (expense)	1,105	—	1,105	4	—	4
Bargain purchase gain.	—			3,634		3,634

Total other income	1,105	—	1,105	3,638	—	3,638

Net income (loss)	$(7,901)	$984	$(6,917)	$(15,893)	$(1,657)	$(17,550)

For the three and nine months ended September 30, 2014, the CTRM Business results include a charge to earnings of $3.2 million for the Verigen payment.  Additionally, restructuring charges of $0.1 million and $3.1 million are included in the CTRM Business results for those same periods.

We have exited the “Developmental Stage” and are a “Commercial Stage” company following the acquisition of the CTRM Business on May 30, 2014 and the initiation of commercial sales of bone marrow from our wholly owned subsidiary Marrow Donation LLC (Marrow Donation) in June 2014.

REVENUES

Net revenues for the three and nine months ending September 30, 2014 are shown below.

Revenue by product (in 000’s)	Three months ended September 30, 2014	Nine months ended — September 30, 2014

Carticel	$7,459	$10,904
Epicel	1,769	2,697
Bone Marrow	244	303
MACI	186	186
	$9,658	$14,090

	Three Months Ended September 30,		Nine Months Ended September 30,
(in 000’s)	2014	2013	2014	2013
Segment:
Cell Therapy	$9,658	$—	$14,090	$11
Geographic Region
United States of America	$9,472	$—	$13,904	$11
Europe	$186	$—	$186	$—

Net revenues for the three and nine months ended September 30, 2014 reflect three and four months of results, respectively, from commercial operations of the acquired CTRM Business.

GROSS PROFIT AND GROSS PROFIT RATIO

	Three Months Ended September 30		Nine Months Ended September 30,
(in 000’s)	2014	2013	2014	2013
Gross profit	$4,126	$—	$3,549	$8
Gross profit %	43%	0%	25%	73%

Period comparisons for gross profit are not yet meaningful due to the acquisition of the CTRM Business.  Gross Profit for the three and nine month periods ending September 30, 2014 included $0.2 million and $2.5 million, respectively, of restructuring expenses which reduced the gross profit margin by18 percentage points for the nine months ended September 30, 2014.

RESEARCH AND DEVELOPMENT COSTS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in 000’s)	2014	2013	2014	2013
Research and development costs	$7,835	$2,575	$15,470	$11,789

Research and development expenses for the three months ended September 30, 2014 were $7.8 million versus $2.6 million for the same period a year ago.  The increase in research and development expenses is due to a $3.2 million accrued expense for the Verigen agreement which eliminated all future milestones related to the development and commercialization of MACI in the United States, $0.8 million of additional expenses from the CTRM business, and a $1.3 million increase in clinical trial expenses resulting from increased enrollment in the Phase 2b ixCELL-DCM clinical trial of ixmyelocel-T for the treatment of advanced heart failure due to ischemic dilated cardiomyopathy (DCM).  Neither the CTRM Business nor the Denmark operations were part of our business a year ago.

Research and development expenses for the nine months ended September 30, 2014 were $15.5 million versus $11.8 million for the same period a year ago.  The increase in R&D costs results from: $3.2 million accrued expense for the Verigen agreement, $1.3 million of expenses from the CTRM Business, $4.8 million of increased costs in the ixCELL-DCM clinical trial, offset by a $5.5 million reduction in the CLI clinical trial costs.  DCM trial costs have increased as we are at the stage of the trial where more patients are being treated. For CLI, we are nearing the end of the life cycle of the trial, and as a result, expenses tend to reduce.

Our major ongoing research and development program is focused on the clinical development of ixmyelocel-T for treatment of advanced heart failure due to ischemic DCM.  The following table summarizes the approximate allocation of cost for our research and development projects:

	Three Months September 30,		Nine Months Ended September30,
(In 000’s)	2014	2013	2014	2013
Dilated Cardiomyopathy	$3,634	$1,860	$10,232	$5,428
Critical Limb Ischemia	261	715	805	6,353
MACI	3,158	—	3,158	—
Other	782	—	1,275	8
Total research and development expenses	$7,835	$2,575	$15,470	$11,789

SELLING, GENERAL AND ADMINSTRATIVE COSTS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in 000’s)	2014	2013	2014	2013
Selling, general and administrative costs	$4,313	$1,066	$9,267	$4,259

Selling, general and administrative expenses for the three months ended September 30, 2014 were $4.3 million compared to $1.1 million for the same period a year ago.  The increase in SG&A expenses is due to approximately $1.9 million in sales and marketing expenses from the CTRM Business, approximately $0.8 million in increased IT, legal, consulting and personnel costs related to integrating and managing the CTRM Business in the U.S., and $0.6 million in SG&A costs from Denmark operations, which is expected to be shut down by the end of the year.  Neither the CTRM Business nor the Denmark operations were part of our business a year ago.

Selling, general and administrative expenses for the nine months ended September 30, 2014 were $9.3 million compared to $4.3 million for the same period a year ago.  The increase in SG&A expenses is due to approximately $2.6 million in sales and marketing expenses from the CTRM Business, approximately $1.0 million in increased IT, legal, consulting and personnel costs related to integrating and managing the CTRM Business in the U.S., an increase of approximately $0.6 million in restructuring charges, and $0.8 million in SG&A costs from the Denmark opeartions, which is expected to be shut down by the end of the year.  Neither the CTRM Business nor the Denmark operations were part of our business a year ago.

OTHER INCOME (EXPENSE)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in 000’s)	2014	2013	2014	2013
(Increase) decrease in fair value of warrants	$949	$1,367	$(155)	$3,331
Bargain purchase gain	—	—	3,634	—
Foreign currency translation gain	154	—	154	—
Net interest income	2	1	5	3
TOTAL	$1,105	$1,368	$3,638	$3,334

The decrease in warrant value was primarily due to the decline in our stock price, the reduction in the time to maturity and the reduction of warrants outstanding due to the exercise of warrants in the three months ended September 30, 2014.  Fluctuations in the fair value of the warrants in the future periods could result in significant non-cash adjustments to the condensed combined consolidated financial statements, however, any income or expense recorded will not impact our cash, operating expenses, or cash flow.

The bargain purchase gain of approximately $3.6 million for the nine months ended September 30, 2014 represents the bargain purchase gain associated with the acquisition of the CTRM Business on May 30, 2014.

The foreign currency translation gain was the result of the strengthening U.S. dollar and its impact on intercompany balances with the Denmark unit.

STOCK COMPENSATION

Non-cash stock-based compensation expense included in research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in 000’s)	2014	2013	2014	2013
Research and development	$64	$66	$129	$(92)
Selling, general and administrative	138	79	524	620
Total non-cash stock-based compensation expense (income)	$202	$145	$653	$528

The increase in stock-based compensation expense in both periods is due primarily to the restructuring that was announced on March 27, 2013, and the forfeiture adjustment that resulted from the related reduction in workforce, as it did not recur in 2014.

Liquidity and Capital Resources

We are currently focused on utilizing our technology to identify, develop and commercialize innovative therapies that enable the body to repair and regenerate damaged tissues and organs to restore normal structure and function.  Until such time as we satisfy, if at all, applicable regulatory approval requirements for ixmyelocel-T and MACI, we expect the sales of Carticel and Epicel therapies to constitute nearly all of our product sales revenues.  Additionally, we are focusing significant resources geared towards successfully integrating and growing our CTRM Business.

We do not expect to generate positive cash flows from our consolidated operations for at least the a year and then only if we achieve some combination of significant product sales growth, improved product margins, and lower SG&A and R&D expenses.

We have raised significant funds in order to complete our product development programs, and complete clinical trials needed to market and commercialize our products.  To date, we have financed our operations primarily through public and private sales of our equity securities.  On September 17, 2014, we completed the sale of 15,784,313 shares of common stock at an offering price of $2.55 per share, and received net proceeds of $37.5 million. The Company believes this amount of cash will be sufficient to sustain operations for at least the next year. We also have access to certain amounts of financing through an agreement with Lincoln Park Capital Fund, LLC (Lincoln Park).  We may direct Lincoln Park to purchase up to $15.0 million worth of shares of our common stock over a 30-month period generally in amounts up to 50,000 shares of our common stock on certain business days under a Purchase Agreement (the Purchase Agreement) we entered into with Lincoln Park on January 21, 2014 (the Lincoln Park Equity Line). As of September 30, 2014, we issued to Lincoln Park 935,499 shares of common stock and raised $3.7 million. However, there are certain factors, such as volume of trading in our common stock, our stock price and the ability to terminate the agreement with notice, which limit the amount that can be raised in a short period of time. The extent to which we rely on the Lincoln Park Equity Line as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. Additionally, during the nine months ended September 30, 2014, the Company raised net proceeds of $7.1 million utilizing our at the market sales agreement (ATM) with MLV & Co., LLC. The ATM, which as of September 30, 2014 had remaining capacity of approximately $7.8 million, allowed the Company to sell its common stock from time to time under a registration statement on Form S-3 filed in June 2011, pursuant to which the Company registered $100 million of its securities for public sale. The Form S-3 registration statement filed in June 2011 expired in July 2014.

Our cash totaled $37.6 million at September 30, 2014, an increase of $29.5 million from December 31, 2013.  During the nine months ended September 30, 2014, the primary uses of cash included $19.2 million for our operations and working capital requirements.  This use of funds was fueled largely by the operating loss recorded by the Company. Cash used in investing activities is the result of the acquisition of the CTRM business.  Cash provided from investing activities is the result of the September equity raise as well as Lincoln Park and ATM activity.

As of September 30, 2014 we had $35.6 million of cash deposited into an Insured Cash Sweep (ICS) program which is administered by Bank of New York Mellon.  This program maximizes our Federal Deposit Insurance Company (FDIC) coverage by dividing our ICS funds into amounts under the standard FDIC maximum and places these amounts with other ICS Network member banks (each an FDIC-insured institute).  These funds are placed in savings accounts at the member banks earning interest while still maintaining insurance coverage.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, costs of possible acquisition or development of complementary business activities the cost of successfully integrating the CTRM Business and the cost of product commercialization.  We do not expect to generate positive cash flows from operations for at least a year due to the expected spending for research and development programs and the cost of marketing and commercializing our products and product candidates.

Off-Balance Sheet Arrangements

At September 30, 2014, we were not party to any off-balance sheet arrangements.

Significant Accounting Policies

During the nine months ended September 30, 2014, we added certain policies and procedures as a result of our acquisition of the CTRM Business.  There were no other changes to the significant accounting policies described in our audited financial statements and notes thereto as of and for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K filed with the SEC on March 13, 2014.

Inventory

Inventories are measured at the lower of cost or market value. Cost is calculated using the first-in, first-out method.  Utilization reserves are established for estimated obsolescence or un-marketable inventory in an amount equal to the cost of inventory.

Accounts Receivable

Accounts receivable is initially recorded at the contractual amount owed by the customer.  Allowances for doubtful accounts are established when the facts and circumstances dictate that the receivable may not be collectible.

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

The useful lives of property, plant and equipment are as follows:

•                  Equipment and computers:  3 to 5 years

•                  Furniture and fixtures:  5 years

•                  Building improvements and leasehold improvements:  Shorter of the remaining life of the lease or 15 years

Useful lives and residual values of property, plant and equipment are reviewed periodically. The effect of any adjustment to useful lives or residual values is recognized prospectively as a change of accounting estimate.

Intangible Assets

Intangible assets are initially measured at acquisition cost, including any directly attributable costs of preparing the asset for its intended use or, in the case of assets acquired in a business combination at fair value as at the date of the combination.  Identifiable intangible assets related to product rights are amortized on a straight line basis over their expected useful lives.

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

Revenue Recognition

Total revenues are comprised of product sales of Carticel, Epicel, MACI, bone marrow, and surgical kits.  Revenue is recognized when persuasive evidence of an arrangement exists, the goods are shipped or delivered, depending on shipping terms, title and risk of loss pass to the customer and collectability is reasonably assured.

Revenue is recorded net of a provision, made at the time of sale, for rebates, and cash discounts. These revenue reductions are established by us at the time of sale, based on historical experience adjusted to reflect known changes in the factors that impact such reserves.  Distributors are entitled to chargeback incentives for services that are provided for based on the selling price to the end customer, under specific contractual arrangements. Cash discounts may also be granted for prompt payment.

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

Newly issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 merges revenue recognition standards of the FASB and International Accounting Standards Board (IASB). The FASB and IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS) that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the potential impact of this new guidance on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2014, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Certifying Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. As of September 30, 2014, our Certifying Officers concluded that our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting described below.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements for the period ended June 30, 2014, we identified a material weakness in the design of our internal control over financial reporting.  The material weakness relates to the evaluation of significant transactions and the financial close process.  Specifically, we did not have a sufficient level of accounting and supervisory personnel nor did we have the appropriate level of technical accounting experience and training necessary for our financial reporting requirements during this period.  This material weakness contributed to adjustments identified by our independent registered public accounting firm during the quarter ended June 30, 2014. Although management has taken some steps to remediate the material weakness, it still exists at September 30, 2104.

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

Plan for Remediation of Material Weakness

With the oversight of senior management and our audit committee, we have taken steps to remediate the material weakness noted above.  We initiated a plan to remediate the weakness, but have not yet fully eliminated this weakness. During the second quarter, we hired a Chief Financial Officer (CFO), who has extensive finance experience. On a temporary basis we have hired experienced accounting consultants to supplement our existing accounting staff while we search for additional experienced finance and accounting personnel to augment our accounting staff and to provide more resources to support effective internal controls.  Those consultants remained with the organization through the third quarter, and recently one of the consultants agreed to join Aastrom as a permanent member of the Finance team. The CFO hired in June remains with the organization and is leading our financial reporting activities. We continue to search for permanent employees to replace the remaining accounting consultants. Management believes that hiring qualified accounting personnel will increase the level of technical accounting knowledge and improve the overall system of internal controls and will fully remediate this material weakness.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there were no changes made in our internal control over financial report (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonable likely to material affect, our internal control over financial reporting, other than the previously discussed material weakness and the related remediation plan.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-k filed with the SEC on March 13, 2014.

Risks Related to our Business

* Our past losses and expected future losses cast doubt on our ability to operate profitably.

While we are a commercial-stage biopharmaceutical company following our acquisition of the CTRM business, we have not yet generated significant revenues. We have incurred net losses each year since our inception in 1989, including net losses of $15.6 million and $29.5 million for the years ended December 31, 2013 and 2012, respectively, and $17.6 million for the nine months ended September 30, 2014. As of September 30, 2014, we had $37.6 million of cash.  We expect that this will be sufficient to sustain our operations for at least a year.  While we have access to certain amounts of financing through an agreement with Lincoln Park Capital Fund, LLC (Lincoln Park) and the at the market sales agreement (ATM) with MLV & Co., LLC, there are certain factors, such as volume of trading in our common stock, our stock price and the ability to terminate the agreement with notice, which limit the amount that can be raised in a short period of time through our agreement with Lincoln Park and the ATM.  We anticipate that we will incur certain non-recurring charges in connection with the integration; however, we cannot identify the timing, nature and amount of all such charges. These costs along with the transaction costs that we incurred in connection with the negotiation and completion of the acquisition of the acquired business could materially affect our results of operations in the period in which such charges are recorded. In the longer term, we may need to raise additional funds in order to continue commercializing the products we acquired in connection with the acquisition of the acquired business, complete product development programs and complete clinical trials needed to market and commercialize our current product candidates. In addition, we expect to continue to incur significant operating expenses in connection with the operation of the acquired business, as we seek to, among other things, continue to develop our sales and marketing for the commercialization of our products and product candidates and expand and protect our intellectual property portfolio for our products.  We cannot be certain that such funding will be available on favorable terms, if at all. Some of the factors that will impact our ability to raise additional capital and our overall success include:

• Our ability to successfully integrate the acquired business with our existing business and streamline its operations;
• The rate and degree of progress for our product development;

• Our ability to maintain our facility as an FDA compliant and validated product manufacturing facility;
• The rate of regulatory approval to proceed with clinical trial programs;
• The level of success achieved in clinical trials;
• The requirements for marketing authorization from regulatory bodies in the United States and other countries;
• The liquidity and market volatility of our equity securities;
• Regulatory and manufacturing requirements and uncertainties; and
• Technological developments by competitors.

If we cannot raise such funds, we will not be able to develop, manufacture or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would have a material adverse impact on our business, financial condition and results of operations.  As a result of the potential need to raise additional capital, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively past the year.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were incorporated in 1989 and have experienced substantial operating losses since inception.  As of September 30, 2014, we had accumulated a deficit of approximately $305 million.  These losses have resulted principally from costs incurred in the research and development (including clinical trials) of our cell culture technologies and our cell manufacturing system, general and administrative expenses, the prosecution of patent applications, and more recently, acquisition-related costs.  We expect to continue to incur significant operating losses over the next several years and at least until, and probably after, streamlining the manufacturing and commercialization of the products we recently acquired and product sales increase, primarily owing to our research and development programs, including preclinical studies and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for our product candidates and continuing the commercialization of our products.  We cannot predict with any certainty the amount of future losses. Our ability to achieve profitability will depend, among other things, on successfully commercializing our products, completing the development of our product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components, acquisition and development of complementary activities and raising sufficient cash to fund our operating activities.  Therefore, we may not be able to achieve or sustain profitability.

* We received a report from our independent registered public accounting firm with an explanatory paragraph for the year ended December 31, 2013 with respect to our ability to continue as a going concern. The existence of such a report may adversely affect our stock price and our ability to raise capital.

In their report dated March 13, 2014, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, obtaining loans and grants from various financial institutions where possible. On September 17, 2014, we sold 15,784,313 shares of our common stock under a Form S-1 registration statement with net proceeds of approximately $37.5 million.  As a result, we expect that this will be sufficient to sustain our operations for at least a year.

* The failure to successfully integrate the acquired business and operations in the expected time frame may adversely affect the combined company’s future results.

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

* The acquisition will result in the expansion of our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As a result of the acquisition, our employee base increased significantly from 38 employees as of March 31, 2014 to over 150 full-time employees as of September 30, 2014. We expect that such growth will impose significant additional responsibilities on our management.  Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities.  We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.  The effective management of the acquired business could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. In connection with the operation of the acquired business we expect to expand our internal sales and marketing capabilities as we build an internal sales and marketing organization and hire additional manufacturing, quality control, pharmacovigilance, regulatory affairs, quality assurance, and management personnel as necessary to maintain or expand our processing operations.  If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced, and we may not be able to implement our business strategy.  Our future financial performance and our ability to commercialize our products and our other product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage our current growth.

* We may not be able to raise the required capital to conduct our operations and develop and commercialize our product candidates.

Notwithstanding the net proceeds of approximately $37.5 million we received from our offering in September, we may require substantial additional capital resources in order to complete our product development programs and complete our clinical trials needed to market and commercialize our product candidates (including the Phase 2b clinical trial of ixmyelocel-T for the treatment of advanced heart failure due to ischemic DCM).  In order to grow and expand our business, to introduce our new product candidates into the marketplace, we may need to raise additional funds.  We may also need significant additional funds or a collaborative partner, or both, to finance the research and development activities of our cell therapy product candidates for additional indications.  Accordingly, we are continuing to pursue additional sources of financing.

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

We may direct Lincoln Park to purchase up to $15 million worth of shares of our common stock over a 30-month period generally in amounts up to 50,000 shares of our common stock on certain business days under a Purchase Agreement (the Purchase Agreement) we entered into with Lincoln Park on January 21, 2014 (the Lincoln Park Equity Line).  As of September 30, 2014, we had sold $3.7 million worth of shares to Lincoln Park. However, there are certain factors, such as volume of trading in our common stock, our stock price and the ability to terminate the agreement with notice, which limit the amount that can be raised in a short period of time.  The extent to which we rely on the Lincoln Park Equity Line as sources of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove impracticable or prohibitively dilutive, we may need to secure other sources of funding in order to satisfy our working capital needs. Even if we sell the maximum amount we are eligible to sell to Lincoln Park under the purchase agreements with Lincoln Park, respectively, we may need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive should we require it, the consequences may have a material adverse effect on our business, operating results, financial condition and prospects. Additionally, during the nine months ended September 30, 2014, the Company raised net proceeds of $7.1 million utilizing our at the market sales agreement (ATM) with MLV & Co., LLC. The ATM, which as of September 30, 2014 had remaining capacity of approximately $7.8 million, allowed the Company to sell its common stock from time to time under a registration statement on Form S-3 filed in June 2011, pursuant to which the Company registered $100 million of its securities for public sale. The Form S-3 registration statement filed in June 2011 expired in July 2014.

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

We must maintain our domestic and foreign regulatory approvals to continue to commercialize our products. In addition, we must obtain the approval of the FDA before commercial sales of our cell therapy product candidates may commence in the United States, which we believe will ultimately be the largest market for our products.  We anticipate that we will also be required to obtain additional approvals from various foreign regulatory authorities to initiate sales activities of cell therapy product candidates in those jurisdictions.  If we cannot demonstrate the safety, purity and potency of our product candidates, including our cell therapy product candidates, produced in our production system, the FDA or other regulatory authorities could delay or withhold regulatory approval of our product candidates.

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

* Any changes in the governmental regulatory classifications of our products and product candidates could prevent, limit or delay our ability to market or develop our products and product candidates.

The FDA establishes regulatory requirements based on the classification of a product.  Because our product development programs are designed to satisfy the standards applicable to biological licensure for our cell therapy products, any change in the regulatory classification or designation would affect our ability to obtain FDA approval of our products and product candidates.  As each of our cell therapy products is, under current regulations, regulated as a biologic, a Biologics License Application (BLA) is required to be submitted and approved by the FDA prior to the marketing of any of our product candidates.

* Our product candidate, ixmyelocel-T, is still in clinical development.  If we do not successfully continue or complete the clinical development of ixmyelocel-T, our ability to finance our operations may be adversely affected.

Our near-term prospects depend in part upon our ability to successfully continue and complete clinical trials of our product candidate, ixmyelocel-T, and to demonstrate its safety and effectiveness, as well as its superiority over existing therapies and standards of care, if any.  We are currently enrolling and treating patients with ischemic DCM for the Phase 2b ixCELL-DCM clinical trial.  Our ability to finance our company and to generate revenues will depend in part on our ability to obtain favorable results in the ongoing and planned clinical trials of ixmyelocel-T, including the ongoing ixCELL-DCM Phase 2b clinical trial, and to successfully develop and commercialize ixmyelocel-T.  Ixmyelocel-T could be unsuccessful if it:

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

If we are not successful in developing and commercializing ixmyelocel-T or are significantly delayed in doing so, our financial condition and future prospects may be adversely.

* Our products and product development programs are based on novel technologies and are inherently risky.

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

Further, when manufacturing autologous cell therapies, the number and the composition of the cell population varies from patient to patient, in part due to the age of the patient, since the therapy is dependent on patient specific physiology.  Such variability in the number and composition of these cells could adversely affect our ability to manufacture autologous cell therapies in a cost-effective manner and meet acceptable product release specifications for use in a clinical trial or, if approved, for commercial sale.  As a consequence, the development and regulatory approval process for autologous cell therapy products could be delayed or may never be completed

* Our products represent new classes of therapy that the marketplace may not understand or accept. Furthermore, the success of our products is dependent on wider acceptance by the medical community.

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

Our inability to complete our product development activities successfully would materially limit our ability to operate or finance our operations.

In order to commercialize our cell product candidates in the United States, we must complete substantial clinical trials and obtain sufficient safety, purity and potency results to support required regulatory approval and market acceptance of our cell product candidates. We may not be able to successfully complete the development of our product candidates, or successfully market our technologies or product candidates. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technologies and product candidates. Our research and development programs may not be successful, and our cell culture technologies and product candidates may not facilitate the production of cells outside the human body with the expected results. Our technologies and cell product candidates may not prove to be safe and effective in clinical trials, and we may not obtain the requisite regulatory approvals for our technologies or product candidates and the cells produced in such products. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve any issues delaying commercialization and we may not be able to raise capital to finance our continued operations during the period required for resolution of any such issues.

* We must successfully complete our clinical trials to be able to market certain of our products and product candidates. Clinical trial failures can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent the continued commercialization of our products or future therapeutic product candidates.

To be able to market therapeutic cell products in the United States, we must demonstrate, through extensive preclinical studies and clinical trials, the safety and effectiveness of our processes and product candidates.  If our clinical trials are not successful, our products may not be marketable.  The results of early stage clinical trials do not ensure success in later clinical trials, and interim results are not necessarily predictive of final results.

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

•                  Slower than anticipated rates of patient recruitment and enrollment in our clinical trials, or failing to reach the targeted number of patients due to competition for patients from other trials;

•                  Limited or no availability of coverage, reimbursement and adequate payment from health maintenance organizations and other third party payers for the use of biological products supplied for use in our clinical trials;

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

We may use clinical research organizations (CROs) to assist in conduct of our clinical trials. There are numerous alternative sources to provide these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion, or if we are forced to change service providers. Any third party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented. In addition, we and any provider that we retain will be subject to Good Clinical Practice (GCP) requirements. If GCP and other regulatory requirements are not adhered to by us or our third-party providers, the development and commercialization of our product candidates could be delayed.

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

* Failure of third parties, including Vention Medical, to manufacture or supply certain components, equipment, disposable devices and other materials used in our ixmyelocel-T cell manufacturing process would impair our cell product development.

We rely on third parties, including Vention Medical, Inc. (Vention), to manufacture and/or supply certain of our devices/manufacturing equipment and to manufacture and/or supply certain components, equipment, disposable devices and other materials used in our cell manufacturing process to develop our marketed cell therapy products and our product candidates.  Vention is our sole supplier of cell cassettes used in the ixmyelocel-T manufacturing process, and it would be difficult to obtain alternate sources of supply on a short-term basis.  If any of our manufacturers or suppliers fails to perform its respective obligations, or if our supply of certain components, equipment, disposable devices and other materials is limited or interrupted, it could impair our ability to manufacture our products, which would delay our ability to conduct our clinical trials or market our product candidates on a timely and cost-competitive basis, if at all.

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

* Failure by our third-party manufacturers, including Vention, to comply with the regulatory guidelines set forth by the FDA with respect to our products could delay or prevent the completion of clinical trials, the approval of any product candidates or the commercialization of our products.

Third-party manufacturers, such as Vention, must be inspected by the FDA for current Good Manufacturing Practice, or cGMP, compliance before they can produce commercial product. We may be in competition with other companies for access to these manufacturers’ facilities and may be subject to delays in manufacture if the manufacturers give other clients higher priority than they give to us. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our products and our financial performance may be materially affected.

Manufacturers are obligated to operate in accordance with FDA-mandated requirements. A failure of any of our third-party manufacturers to establish and follow cGMP requirements and to document their adherence to such practices may lead to significant delays in the availability of material for clinical trials, may delay or prevent filing or approval of marketing applications for our products, and may cause delays or interruptions in the availability of our products for commercial distribution following FDA approval. This could result in higher costs to us or deprive us of potential product revenues.

Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to assure that the product meets applicable specifications and other requirements. We, or our contracted manufacturing facility, must also pass a pre-approval inspection prior to FDA approval. Failure to pass a pre-approval inspection may significantly delay FDA approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products. As a result, our business, financial condition, and results of operations may be materially harmed.

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

* We have limited manufacturing capacity and our commercial manufacturing operations in the U.S. depend on one facility. Similarly, manufacturing of our lead product candidate, ixmyelocel-T, is conducted at one facility. If either facility is destroyed or we experience any manufacturing difficulties, disruptions or delays, this could limit supply of our products or adversely affect our ability to conduct our clinical trials and our business would be adversely impacted.

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

Currently, we maintain insurance coverage totaling $4.0 million in Denmark and $32.0 million in the U.S. against damage to our property and equipment, an additional $1.0 million to cover business interruption and extra expenses, and $1.0 million to cover R&D restoration expenses.  If we have underestimated our insurance needs, we will not have sufficient insurance to cover losses above and beyond the limits on our policies.

* We are subject to significant regulation with respect to the manufacturing of our products.

All of those involved in the preparation of a cellular therapy for clinical trials or commercial sale, including our existing supply contract manufacturers and clinical trial investigators, are subject to extensive and continuing government regulations by the FDA and comparable agencies in other jurisdictions.  Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP.  These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale.  Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors and suppliers must pass inspection for compliance with the applicable regulations as a condition of FDA approval of our products.  The FDA also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third party contractors.  In addition, the FDA may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted.

Our manufacturing facility in Cambridge, Massachusetts was inspected by the FDA. On March 19, 2014 the FDA issued a 483 List of Inspectional Observations, an inspection citing observations made during an FDA inspection of the manufacturing facility. We are undertaking remedial measures to improve our manufacturing process and communicate those measures to the FDA, but the FDA may decide that our remedial measures should be revised or expanded, or the FDA may not find our corrective actions to be adequate.  Generally, if any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or the FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales, recalls, warning letters, market withdrawals, seizures or the temporary or permanent closure of a facility.  Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

* We could incur significant costs complying with environmental and health and safety requirements, or as a result of liability for contamination or other harm caused by hazardous materials that we use.

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

* In order to market any of our product candidates, including MACI and ixmyelocel-T, in the United States, the FDA requires us to file a BLA.

The FDA approved Carticel as a biological product, for which we currently hold a biologics license. MACI and ixmyelocel-T are also subject to the FDA’s biological product requirements, which will require us to submit a new BLA for each product prior to being granted marketing approval. To the extent the FDA regulates each of MACI and ixmyelocel-T as a biological product and requires us to file a BLA, we would be unable to sell MACI or ixmyelocel-T unless and until we receive BLA approval from the FDA, which requires that we conduct clinical trials in support of approval of a BLA, which would be expensive and time consuming, and uncertain as to outcome. For example, the FDA may require that we conduct one or more clinical trials in support of approval of a BLA, which would result in the expenditure of additional financial resources and extended timelines to commercialization.

* Our business, financial condition, results of operation and cash flows could be significantly and negatively affected by substantial governmental regulations.

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities.  Overall, there appears to be a trend toward more stringent regulation worldwide, and we do not anticipate this trend to dissipate in the near future.

In general, the development, testing, labeling, manufacturing and marketing of our products are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. The regulatory process requires the expenditure of significant time, effort and expense to bring new products to market.  For example, FDA approved Epicel as a Humanitarian Use Device (HUD), which is a medical device intended to benefit patients in the treatment or diagnosis of a disease or condition that affects or is manifested in fewer than 4,000 individuals in the United States per year.  HUD treatment is subject to additional FDA requirements, such as recordkeeping, reporting, labeling, as well as limited use of a HUD when approved by an Institutional Review Board, or IRB, that oversees medical treatment.  Failure to meet FDA requirements pertaining to a HUD could result in the suspension or revocation of the HUD. While Epicel has been approved as a HUD, oversight is conducted by the Center for Biologics Evaluation and Research (CBER), the branch of the FDA that regulates biologic products, as Epicel is a cell-based product.

If HUD approval is suspended or revoked, marketing approval for Epicel would require the submission and approval of a premarket approval application (or PMA) in order to be made commercially available, or an approved BLA. The PMA and BLA processes are costly, lengthy and uncertain. A PMA must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. A BLA must be supported by substantial evidence of clinical safety and effectiveness for its intended use as proven through clinical trials in a statistically significant patient population.  If the HUD approval for Epicel was withdrawn, and we were unable to obtain approval of a PMA or BLA, we could not market Epicel for sale in the U.S.

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

* Changes to our products or product candidates may require new regulatory approvals or may require us to recall or cease marketing our products until approvals are obtained.

Modifications to our products or product candidates may require new regulatory approvals, including supplements to any of our Investigational New Drug applications (IND) requesting FDA authorization to administer our investigational biological product to humans or supplements to our BLA or Humanitarian Device Exemption (HDE) application, or require us to recall or cease marketing the modified products until these approvals are obtained. We may not be able to obtain those additional approvals for the changes or additional indications in a timely manner, or at all. Obtaining approvals can be a time consuming process, and delays in obtaining required future approvals would adversely affect our ability to introduce new or improved products in a timely manner, which in turn would harm our future growth.

* If we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

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

* Our marketed products may be used by physicians for indications that are not approved by the FDA. If the FDA finds that we marketed our products in a manner that promoted off-label use, we may be subject to civil or criminal penalties.

Under the Federal Food, Drug and Cosmetic Act (FFDCA) and other laws, we are prohibited from promoting our products for off-label uses. This means, for example, that we may not make claims about the use of our marketed products, Carticel or Epicel, outside of their approved indications, and we may not proactively discuss or provide information on off-label uses of Carticel or Epicel, with very specific and limited exceptions. The FDA does not, however, restrict physicians from prescribing products for off-label uses in the practice of medicine. Should the FDA determine that our activities constitute the promotion of off-label use, the FDA could bring action to prevent us from distributing Carticel or Epicel for the off-label use and could impose fines and penalties on us and our executives. In addition, failure to follow FDA rules and guidelines relating to promotion and advertising can result in, among other things, the FDA’s refusal to approve a product, the suspension or withdrawal of an approved product from the market, product recalls, fines, disgorgement of money, operating restrictions, injunctions or criminal prosecutions.

* If the Office of Inspector General within the Department of Health and Human Services, the DOJ, or another federal or state agency determines that we have promoted off-label use of our products, we may be subject to various penalties, including civil or criminal penalties, and the off-label use of our products may result in injuries that lead to product liability suits, which could be costly to our business.

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

* The price and sale of any of our products may be limited by health insurance coverage and government regulation.

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

* We face intense competition in the markets targeted by our products. Many of our competitors have substantially greater resources than we do, and we expect that all of our products will face intense competition from existing or future products.

All of our products face intense competition from existing and future products marketed by large companies. These competitors may successfully market products that compete with our products, successfully identify product candidates or develop products earlier than we do, or develop products that are more effective or cost less than our products. These competitive factors could require us to conduct substantial new research and development activities to establish new product targets, which would be costly and time consuming. These activities would adversely affect our ability to effectively commercialize products and achieve revenue and profits.

* If we do not keep pace with our competitors and with technological and market changes, our products will become less attractive or obsolete and our business may suffer.

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

* Ethical, legal, social and other concerns surrounding the use of human tissue in synthetic biologically engineered products may negatively affect public perception of us or our products, or may result in increased scrutiny of our products and any future product candidates from a regulatory perspective, thereby reducing demand for our products, restricting our ability to market our products, or adversely affecting the market price for our common stock.

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

* Use of animal-derived materials could harm our product development and commercialization efforts.

Some of the manufacturing materials and/or components that we use in, and which are critical to, implementation of our technology involve the use of animal-derived products, including fetal bovine serum. Supplier changes or regulatory actions may limit or restrict the availability of such materials for clinical and commercial use for a variety of reasons including contamination or perceived risk of contamination with an adventitious agent, such as bovine spongiform encephalopathy (BSE), in one of our suppliers’ herds.  This may lead to a restricted supply of the serum currently required for our product manufacturing processes. Any restrictions on these materials would impose a potential competitive disadvantage for our products or prevent our ability to manufacture our cell products. The FDA has issued regulations for controls over bovine material in animal feed. These regulations do not appear to affect our ability to purchase the manufacturing materials we currently use. However, the FDA may propose new regulations that could affect our operations. Our inability to develop or obtain alternative compounds would harm our product development and commercialization efforts. There are certain limitations in the supply of certain animal-derived materials, which may lead to delays in our ability to complete clinical trials or eventually to meet the anticipated market demand for our cell products.

* Carticel, MACI or any other product candidate for which we seek approval as a biologic, may face competition sooner than anticipated.

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, as part of the PPACA, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCI Act, an application for a biosimilar product cannot be approved by the FDA until twelve years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCI Act may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.  While the BCPI Act provides for a twelve-year period of exclusivity, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider any of our future product candidates to be a reference product for competing products, potentially creating the opportunity for competition sooner than anticipated.

Moreover, the extent to which a biosimilar product, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

* Health care reform measures and changes in policies, funding, staffing and leadership at the FDA and other agencies could hinder or prevent the commercial success of our products.

In the United States, there have been a number of legislative and regulatory changes to the healthcare system in ways that could affect our future results of operations and the future results of operations of our potential customers.

Furthermore, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. In March 2010, President Obama signed into law the Patient Protection and Affordable Health Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (jointly, the PPACA), which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of importance to the pharmaceutical industry are the following:

• An annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
• Expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability;

• Expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
• New requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in the PPACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection required and reporting to the Centers for Medicare & Medicaid Services (CMS) required by the 90th day of each calendar year;
• Expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
• A licensure framework for follow-on biologic products;
• A new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

• Creation of the Independent Payment Advisory Board which, beginning in 2014, has authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription products and those recommendations could have the effect of law even if Congress does not act on the recommendations; and
• Establishment of a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Additionally, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects.

In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what products and which suppliers will be included in their healthcare programs. This can reduce demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

Additionally, given recent federal and state government initiatives directed at lowering the total cost of healthcare, Congress and state legislatures will likely continue to focus on healthcare reform and the reform of the Medicare and Medicaid programs. While we cannot predict the full outcome of any such legislation, it may harm our ability to market our products and generate revenues.

Furthermore, regulatory authorities’ assessment of the data and results required to demonstrate safety and effectiveness can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

* Tissue-based products are regulated differently in different countries. These requirements may be costly and result in delay or otherwise preclude the distribution of our products in some foreign countries, any of which would adversely affect our ability to generate operating revenues.

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

* Competitor companies or hospitals may be able to take advantage of the EU rules permitting sales of unlicensed medicines for individual patients to sell competing products without a marketing authorization.

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

* The current credit and financial market conditions may exacerbate certain risks affecting our business.

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

* We are dependent on our key manufacturing, quality and other management personnel and the loss of any of these individuals could harm our business.

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

Risks Related to Intellectual Property

* We have no patent protection for Epicel.

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

* Our issued patents relating to Carticel and MACI will expire soon and may be insufficient to protect our business.

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

The patents we own may not be of sufficient scope or strength to provide us with significant commercial protection or commercial advantage, and competitors may be able to design around our patents or develop products that provide outcomes that are similar to ours without infringing on our intellectual property rights. In addition, we cannot be certain that any of our pending patent applications will be issued or that the scope of the claims in our pending patent applications will not be significantly narrowed or determined to be invalid

* If our patents and proprietary rights do not provide substantial protection, then our business and competitive position will suffer.

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

Patent law relating to the scope of claims in the biotechnology field is evolving and our patent rights in this country and abroad are subject to this uncertainty. For example, from time to time, the U.S. Supreme Court (Supreme Court), other federal courts, the U.S. Congress or the United States Patent and Trademark Office (USPTO) may change the standards of patentability and any such changes could have a negative impact on our business. There have been several cases involving “gene patents” and diagnostic claims that have been considered by the Supreme Court. A suit brought by multiple plaintiffs, including the American Civil Liberties Union (ACLU) against Myriad Genetics (Myriad) and the USPTO, could impact biotechnology and diagnostic patents. That case involves certain of Myriad’s U.S. patents related to the breast cancer susceptibility genes BRCA1 and BRCA2. The Federal Circuit court issued a written decision on July 29, 2011 that reversed the decision of the U.S. District Court for the Southern District of New York that Myriad’s composition claims to “isolated” DNA molecules cover unpatentable subject matter. The Federal Circuit court instead held that the breast cancer genes are patentable subject matter. Subsequently, on March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative v. Prometheus Laboratories (Prometheus) a case involving patent claims directed to optimizing the amount of drug administered to a specific patient. According to that decision, Prometheus’ claims failed to add enough inventive content to the underlying correlations to allow the processes they describe to qualify as patent-eligible processes that apply natural laws. The Supreme Court subsequently granted certiorari in the Myriad case, vacated the judgment, and remanded the case back to the Federal Circuit court for further consideration in light of their decision in the Prometheus case. The Federal Circuit court heard oral arguments on July 20, 2012, and issued a decision on August 16, 2012. The Federal Circuit court reaffirmed its earlier decision and held that composition of matter claims directed to isolated nucleic acids are patent-eligible subject matter, but that method claims consisting of only abstract mental processes are not patent-eligible. On September 25, 2012, the ACLU filed a petition for a writ of certiorari asking the Supreme Court to review the Federal Circuit court’s decision with respect to the composition of matter claims. On November 30, 2012, the Supreme Court granted the petition and agreed to review the case. On June 13, 2013, the Supreme Court issued a decision in the Myriad case. According to the decision, claims directed to genomic DNA cover unpatentable subject matter. However, claims directed to cDNA are patent eligible subject matter.

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

* Given our patent position in regard to our products, if we are unable to protect the confidentiality of our proprietary information and know-how related to these products, our competitive position would be impaired and our business, financial condition and results of operations could be adversely affected.

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

* Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

* With respect to MACI and ixmyelocel-T, if we are unable to obtain and enforce patents and to protect our trade secrets, others could use our technology to compete with us, which could limit opportunities for us to generate revenues by licensing our technology and selling products.

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

* A successful challenge to our trademarks could force us to rebrand Epicel, Carticel, or MACI.

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

* Intellectual property litigation could harm our business. We may be subject to patent infringement claims that could be costly to defend, which may limit our ability to use disputed technologies, and which could prevent us from pursuing research and development or commercialization of some of our products, require us to pay licensing fees to have freedom to operate and/or result in monetary damages or other liability for us.

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

We have hired and expect to continue to hire individuals who have experience in cell culture and cell based therapeutics and may have confidential trade secret or proprietary information of third parties.  We caution these individuals not to use or reveal this third-party information, but we cannot assure you that these individuals will not use or reveal this third-party information.  Thus, we could be sued for misappropriation of proprietary information and trade secrets.  Such claims are expensive to defend and could divert our attention and could result in substantial damage awards and injunctions that could have a material adverse effect on our business, financial condition or results of operations.

* We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful and have a material adverse effect on the success of our business.

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

* If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to: obtain licenses, which may not be available on commercially reasonable terms, if at all; abandon an infringing product; redesign our products or processes to avoid infringement; stop using the subject matter claimed in the patents held by others; pay damages; and/or defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

* Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

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

* The use of our products and product candidates may expose us to product liability claims, and we may not be able to obtain adequate insurance. As a result, such claims could affect our earnings and financial condition.

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

Risks Related to an Investment in our Common Stock

* We have identified a material weakness in our internal control over financial reporting. If we fail to remediate this material weakness and implement and maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

We identified a material weakness in the operation of our internal controls over financial reporting as of June 30, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the evaluation of significant transactions and the financial close process. Specifically, we did not have a sufficient level of accounting and supervisory personnel nor did we have the appropriate level of technical accounting experience and training necessary for our financial reporting requirements during this period. This material weakness contributed to adjustments identified by our independent registered public accounting firm during the quarter ended June 30, 2014. We have commenced efforts to remediate this material weakness through process and internal control improvements. However, if we cannot correct the material weakness we have identified, or if we experience other material weaknesses investor confidence and our stock price could be adversely affected. Further, if material weaknesses or deficiencies in our internal controls exist and go undetected, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

* The market price of the common stock of the combined company may be affected by factors different from those affecting the market price for our common stock in recent history.

Our business in recent history differs from that of the CTRM business, and our current combined business differs from recent history, and accordingly, the results of operations for the combined company may be affected by factors different from those affecting our results of operation in recent history. As a result, the market price for our stock may be impacted differently in the future by those factors than it is currently.

* Our common stock price has been volatile and future sales of shares of common stock could have an adverse effect on the market price of such shares.

The market price of shares of our common stock has been volatile, ranging in closing price between $2.61 and $6.49 during the nine months ended September 30, 2014. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

• Clinical trial results;
• Our inability to successfully integrate the acquired business with our existing business;
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

* Our failure to meet the continued listing requirements of The NASDAQ Capital Market could result in a de-listing of our common stock.

If we fail to satisfy the continued listing requirements of The NASDAQ Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, NASDAQ may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

* The sale of our common stock through future equity offerings may cause dilution and could cause the price of our common stock to decline.

In the nine months ended September 30, 2014, we have sold (i) an aggregate gross amount of approximately $7.1 million worth of shares of common stock pursuant to our At-the-Market Sales Agreement (ATM) with MLV & Co. LLC (MLV) (formerly McNicoll, Lewis & Vlak) through September 30, 2014, (ii) an aggregate of approximately $3.7 million worth of shares of our common stock to Lincoln Park pursuant to the Lincoln Park Equity Line, and (iii) on September 17, 2014, we sold 15.8 million shares of common stock under a Form S-1 registration statement and pursuant to a prospectus first made available on September 11, 2014.  During 2013, we sold (i) an aggregate of approximately $4.9 million of shares of common stock pursuant to our ATM through December 31, 2013, and (ii) in August 2013, we sold 1.5 million shares of common stock and warrants to purchase up to 1.5 million shares of common stock under a Form S-1 registration statement and pursuant to a prospectus supplement first made available on August 14, 2013.  The ATM, which as of September 30, 2014 had remaining capacity of approximately $7.8 million, allowed us to sell our common stock from time to time under a registration statement on Form S-3 filed in June 2011, pursuant to which we registered $100 million of our securities for public sale. The Form S-3 registration statement filed in June 2011 expired in July 2014. Additionally, pursuant to the Lincoln Park Equity Line we may direct Lincoln Park to purchase up to $15 million worth of shares of our common stock over a 30-month period generally in amounts up to 50 thousand shares of our common stock. As of September 30, 2014, we had remaining capacity of approximately $11.3 million worth of shares under the Lincoln Park Equity Line. However, there are certain factors, such as volume of trading in our common stock, our stock price and the ability to terminate the agreement with notice, which limit the amount that can be raised in a short period of time through the Lincoln Park Equity Line.

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

* We expect that our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline.

Our quarterly operating results are likely to fluctuate in the future. These fluctuations could cause our stock price to decline. The nature of our business involves variable factors, such as the timing of the research, development and regulatory pathways of our product candidates, which could cause our operating results to fluctuate.

Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

* Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources, and we still may fail to comply.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (SEC) adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

* If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time our securities are no longer listed on a national securities exchange, including The NASDAQ Stock Market, or we have net tangible assets of $5.0 million or less and our common stock has a market price per share of less than $5.00, transactions in our common stock will be subject to the SEC’s “penny stock” rules. If our common stock becomes subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. For any transaction involving a penny stock, unless exempt, the rules require:

• That a broker or dealer approve a person’s account for transactions in penny stocks; and
• The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

• Obtain financial information and investment experience objectives of the person; and
• Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

• Sets forth the basis on which the broker or dealer made the suitability determination; and
• That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the quarter ended September 30, 2014. All information regarding the unregistered sales of securities during the quarter ended September 30, 2014  has been previously disclosed in the Company’s Current Reports on Form 8-K.

Item 6.  Exhibits

The Exhibits listed in the Exhibit Index immediately following the Signature, are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2014

AASTROM BIOSCIENCES, INC.

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GERARD MICHEL
Gerard Michel
Chief Financial Officer and Vice President, Corporate Development
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Employment Agreement, dated September 25, 2014, by and between the Company and Ross Tubo (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2014).

10.2

Employment Agreement, dated September 25, 2014, by and between the Company and David Recker (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 25, 2014).

10.3	Form of Warrant Exercise Agreement, dated July 9, 2014 (incorporated herein by reference to Exhibit 10 to the Company’s Report on Form 8-K, filed on July 11, 2014).

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (furnished herewith).

31.2	Certification by Chief Accounting Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (furnished herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

GLOSSARY

TERM	DEFINITION
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

Ischemia	A shortage or inadequate flow of blood to a body part (commonly an organ or tissue) caused by a constriction or obstruction of the blood vessels supplying it.
LVEF — Left Ventricular Ejection Fraction	The fraction of blood pumped out of the left ventricle with each heartbeat.
Mesenchymal stromal cells	Connective tissue cells that, in the case of bone marrow derived MSC, function to support blood forming cells and secrete anti-inflammatory factors.
M2 anti-inflammatory macrophages	Specialized blood cells that remove damaged tissue and bacteria and secrete anti-inflammatory factors.
Open-label Clinical Trial	A trial in which both the treating physician and the patient know whether they are receiving the experimental treatment or control/placebo treatment.
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