Form 10-Q
period 2015-03-31
Vericel Corp
filed 2015-05-14
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015,

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

(Registrant’s telephone number, including area code) (800) 556-0311

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

Large accelerated filer - ☐	Accelerated filer - ☐

Non-accelerated filer - ☐	Smaller reporting company - ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes - ☐  No - ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	23,785,653
(Class)	Outstanding at May 8, 2015

VERICEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$25,903	$30,343
Accounts receivable (net of allowance for doubtful accounts of $86 and $40, respectively)	9,166	8,191
Inventory	2,005	1,920
Other current assets	845	1,036
Total current assets	37,919	41,490
Property and equipment, net	3,446	2,892
Intangible assets	3,127	3,197
Total assets	$44,492	$47,579
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,726	$5,824
Accrued expenses	4,320	4,714
Warrant liabilities	1,398	1,081
Other	180	210
Total current liabilities	12,624	11,829
Long term debt	100	109
Other long-term liabilities	66	—
Total liabilities	12,790	11,938
COMMITMENTS AND CONTINGENCIES (Note 13)
Shareholders’ equity:
Series B-2 voting convertible preferred stock, no par value: shares authorized and reserved — 39, shares issued and outstanding — 12	38,389	38,389
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 23,786	305,931	305,008
Other comprehensive loss	(71)	(71)
Accumulated deficit	(312,547)	(307,685)
Total shareholders’ equity	31,702	35,641
Total liabilities and shareholders’ equity	$44,492	$47,579

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Product sales	$10,849	$—
Total revenues	10,849	—
Costs and expenses:
Cost of product sales	5,568	—
Gross profit	5,281	—
Research and development	4,377	3,271
Selling, general and administrative	5,476	1,374
Total operating expenses	9,853	4,645
Loss from operations	(4,572)	(4,645)
Other income (expense):
Increase in fair value of warrants	(317)	(1,352)
Foreign currency translation gain	16	—
Interest income	13	4
Interest expense	(2)	(2)
Total other income (expense)	(290)	(1,350)
Net loss	$(4,862)	$(5,995)

Net loss per share attributable to common shareholders (Basic and Diluted) (see note 10)	$(0.27)	$(1.26)
Weighted average number of common shares outstanding (Basic and Diluted)	23,786	5,868

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	(4,862)	$(5,995)
Other comprehensive loss
Foreign currency translation	(71)	—
Comprehensive loss	$(4,933)	$(5,995)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(4,862)	$(5,995)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	328	97
Stock compensation expense	922	270
Change in fair value of warrants	317	1,352
Foreign currency translation gain	(16)	—
Gain on sales of fixed assets	(35)	—
Changes in operating assets and liabilities:
Inventory	(85)	—
Accounts receivable	(975)	—
Other current assets	191	17
Accounts payable	460	(201)
Accrued expenses	(394)	(214)
Other non-current assets and liabilities, net	36	—
Net cash used for operating activities	(4,113)	(4,674)
Investing activities:
Expenditures for property, plant and equipment	(353)	—
Other	35	—
Net cash used for investing activities	(318)	—
Financing activities:
Net proceeds from issuance of common stock and warrants	—	5,455
Payments on long-term debt	(9)	(4)
Net cash provided by financing activities	(9)	5,451
Net increase (decrease) in cash	(4,440)	777
Cash at beginning of period	30,343	8,059
Cash at end of period	$25,903	$8,836

Supplemental cash flow information (non-cash):
Additions to equipment in process included in accounts payable	$458	$—
Warrants exchanged for common stock	$—	$145

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2015 (UNAUDITED)

1.	Organization

Vericel Corporation a Michigan corporation, which was formerly known as Aastrom Biosciences, Inc., (the Company, Vericel, we, us or our) was incorporated in March 1989 and began employee-based operations in 1991. On May 30, 2014, Vericel completed the acquisition of certain assets and assumed certain liabilities of Sanofi, a French société anonyme (Sanofi), including all of the outstanding equity interests of Genzyme Biosurgery ApS (Genzyme Denmark or the Danish subsidiary) (now known as Åström BIOSCIENCES DK ApS), a wholly-owned subsidiary of Sanofi, and over 250 patents and patent applications of Sanofi and certain of its subsidiaries for purposes of acquiring the portion of the cell therapy and regenerative medicine business (the CTRM Business), which researches, develops, manufactures, markets and sells the Carticel®, MACI™, and Epicel® products. The Company is a fully integrated, commercial-stage biopharmaceutical company dedicated to the identification, development and commercialization of innovative therapies that enable the body to repair and regenerate damaged tissues and organs to restore normal structure and function. Vericel has marketed products as well as developmental stage product candidates and the Company’s goal is to become the leader in cell therapy and regenerative medicine by developing, manufacturing and marketing best-in-class therapies for patients with significant unmet medical needs.

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

The condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year or for any other period.  The December 31, 2014 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2014, as filed with the SEC on March 25, 2015 (Annual Report).

The condensed consolidated financial statements include the accounts of Vericel and its wholly-owned subsidiaries, Marrow Donation, LLC, located in San Diego, California, and Åström BIOSCIENCES DK ApS, in Kastrup, Demark (collectively, the Company).  All inter-company transactions and accounts have been eliminated in consolidation.  Aastrom Biosciences GmbH ceased operations in 2014.

3.	Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance requiring entities to apply a new model for recognizing revenue from contracts with customers. The guidance will supersede the current revenue recognition guidance and require entities to evaluate their revenue recognition arrangements using a five step model to determine when a customer obtains control of a transferred good or service. The guidance is currently effective for annual reporting periods beginning after December 15, 2016 and may be adopted using a full or modified retrospective application. The Company is currently in the process of evaluating its revenue arrangements under the issued guidance and has not yet determined the impact to its consolidated financial statements.

4.	Acquisitions

CTRM Business acquisition

On May 30, 2014, Vericel completed its acquisition of certain assets of Sanofi, including all of the outstanding equity interests of Genzyme Denmark, a wholly-owned subsidiary of Sanofi, and over 250 patents and patent applications and assumed certain liabilities for purposes of acquiring portions of the CTRM Business.  Vericel is a leader in developing patient-specific expanded cellular therapies for use in the treatment of patients with severe diseases and conditions.  The CTRM Business, also a leader in developing patient-specific expanded cellular therapies, expands the Company’s portfolio of cellular therapies to include products which treat severe burns and as well as cartilage defects.  The CTRM Business is a commercial business, with manufacturing, marketing and sales capabilities.  Pursuant to the terms of the asset purchase agreement, the Company paid a total purchase price of $6.5 million, including $4.0 million in cash and a $2.5 million promissory note which was repaid on July 30, 2014.

The total purchase price consideration was as follows:

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

As part of the acquisition, $5.0 million in cash was received from Sanofi in order to fund the restructuring of the Denmark operations and close the facility.  In 2014, we implemented our restructuring plans for the Danish subsidiary after the consummation of the acquisition of the CTRM Business and recorded restructuring charges in the US and Denmark of $3.0 million and do not expect to incur additional costs.

The intangible assets acquired represent commercial use rights for certain products acquired in the transaction. This fair value of $3.4 million was determined using the income approach based on projected cash flows attributed to the commercial rights. The calculated value of the commercial rights intangible assets are amortized using the straight line method over an estimated useful life of 12 years.

5.	Selected Balance Sheet Components

Inventory as of March 31, 2015 and December 31, 2014:

(In thousands)	March 31, 2015	December 31, 2014
Raw materials	$798	$1,078
Work-in-process	800	458
Finished goods	407	384
Inventory	$2,005	$1,920

Property and equipment, net as of March 31, 2015 and December 31, 2014:

(In thousands)	March 31, 2015	December 31, 2014
Machinery and equipment	$3,137	$3,135
Furniture, fixtures and office equipment	705	777
Computer equipment and software	787	667
Leasehold improvements	1,711	1,691
Construction in process	1,690	1,019
Total property and equipment, gross	8,030	7,289
Less: Accumulated depreciation	(4,584)	(4,397)
	$3,446	$2,892

Depreciation expense for the three months ended March 31, 2015 and 2014 were $0.3 million and $0.1 million, respectively.

Intangible assets, net as of March 31, 2015 and December 31, 2014:

(In thousands)	March 31, 2015	December 31, 2014
Commercial rights	$3,360	$3,360
Less accumulated amortization	$(233)	$(163)
	$3,127	$3,197

Amortization expense was $0.1 million for the three months ended March 31, 2015. There was no amortization expense in the three month period ending March 31, 2014.

Estimated future amortization expense is as follows:

Calendar Years Ending December 31, (In thousands)
2015	$210
2016	280
2017	280
2018	280
2019	280
Thereafter	1,797
Total	$3,127

Accrued expenses as of March 31, 2015 and December 31, 2014:

(In thousands)	March 31, 2015	December 31, 2014
Bonus	$2,585	$2,044
Employee related accruals	1,219	1,281
Accrued expenses	154	605
Asset retirement obligation	309	348
Other	53	436
	$4,320	$4,714

Accumulated other comprehensive loss in 2014 consisted entirely of foreign currency translation activity. Foreign currency translation loss recorded in 2014 was mainly the result of the weakening U.S. dollar and its impact on intercompany balances with the Denmark subsidiary. No changes related to unrealized gains or losses in foreign currency translation were recorded during the three months ended March 31, 2015 due to a change in the functional currency of the Denmark subsidiary from the Danish Krone to the U.S. dollar.

6.	Stock-based Compensation

The Company can issue nonqualified and incentive stock options as well as other equity awards pursuant to its Amended and Restated 2009 Omnibus Incentive Plan, (Option Plan).  Such awards pursuant to the Option Plan may be granted by the Company’s Board of Directors to certain of the Company’s employees, directors and consultants.

During the three months ended March 31, 2015, the Company granted 1,949,100 service-based options to purchase common stock.  The options were granted with exercise prices equal to the fair market value of the Company’s stock at the grant date, and other than those granted to non-employee directors, generally vest over four years, under a graded-vesting methodology, following the date of grant, and expire after ten years. The Company issues new shares upon the exercise of stock options. The weighted average grant-date fair value of service-based options granted under the Option Plan during the three month periods ended March 31, 2015 and 2014 was $2.22 and $2.55, respectively.

The net compensation expense recorded for the service-based stock options related to employees and directors was $0.9 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.  The compensation cost includes forfeiture adjustments.

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

Three Months Ended March 31,
Service-Based Stock Options	2015	2014
Expected dividend rate	—%	—%
Expected stock price volatility	80.3 – 88.1%	82.4 – 83.3%
Risk-free interest rate	1.5 – 1.9%	2.1 – 2.2%
Expected life (years)	5.5 – 6.3	6.1 – 6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	477,530	$21.74	8.0	$—
Granted	1,949,100	$2.22
Exercised	—	$—		$—
Expired	4,392	$48.27
Forfeited	29,250	$3.02
Outstanding at March 31, 2015	2,392,988	$6.73	9.41	$1,188,678
Exercisable at March 31, 2015	249,627	$31.57	7.23	$3,448

As of March 31, 2015 there was approximately $4.2 million of total unrecognized compensation cost related to non-vested service-based stock options granted under the Option Plan.  That cost is expected to be recognized over a weighted-average period of 3.5 years.

The total fair value of options vested during the three months ended March 31, 2015 and 2014 was $0.3 million and $0.7 million, respectively.

7. Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings.  The following warrants were outstanding at March 31, 2015, and include provisions that could require cash settlement of the warrants or have anti-dilution price protection provisions requiring each to be recorded as liabilities of the Company at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as other income or expense (non-cash) in the Company’s statement of operations in each subsequent period:

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

The assumptions used by the Company are summarized in the following tables:

January 2010 Class A Warrants	March 31, 2015	December 31, 2014
Closing stock price	$3.70	$3.04
Expected dividend rate	—	—
Expected stock price volatility	26.3%	45.1%
Risk-free interest rate	0.1%	0.1%
Expected life (years)	0.31	0.55

December 2010 Warrants	March 31, 2015	December 31, 2014
Closing stock price	$3.70	$3.04
Expected dividend rate	—	—
Expected stock price volatility	39.8%	99.7%
Risk-free interest rate	0.1%	0.2%
Expected life (years)	0.71	0.96

August 2013 Warrants	March 31, 2015	December 31, 2014
Closing stock price	$3.70	$3.04
Expected dividend rate	—	—
Expected stock price volatility	85.0%	83.2%
Risk-free interest rate	0.9%	1.2%
Expected life (years)	3.38	3.63

8.	Fair Value Measurements

The Company’s fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	March 31, 2015				December 31, 2014
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$1,398	$—	$1,379	$19	$1,081	$—	$1,061	$20

The following table summarizes the change in the estimated fair value of the Company’s warrant liabilities:

Warrant Liabilities (In thousands)
Balance at December 31, 2014	$1,081
Warrant exercise	—
Increase in fair value	317
Balance at March 31, 2015	$1,398

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

(In thousands)	March 31, 2015
Beginning balance	$20
Decrease in fair value	(1)
Ending balance	$19

9.	Preferred Stock

On March 9, 2012, the Company completed the sale of 12,308 shares of Series B-1 Non-Voting Convertible Preferred Stock (Series B-1 preferred stock) at an offering price of $3,250 per share.  In addition to the Series B-1 preferred stock, which was issued at the closing, the Company also authorized Series B-2 Voting Convertible Preferred Stock (Series B-2 preferred stock).  The Series B-1 preferred stock and Series B-2 preferred stock collectively are referred to as the Series B preferred stock.  The Series B preferred stock is convertible, at the option of the holder thereof at any time after the 5 years anniversary of the closing of the offering, (the Conversion date) into shares of common stock at a conversion price of $3.25 per share of common stock.  At any time after the Conversion date, the Company may elect to convert any or all outstanding shares of Series B preferred stock into shares of common stock, subject to certain limitations.  Stock dividends on the Series B preferred stock will be cumulative and compound daily, at a rate of 11.5% per annum, payable upon conversion, liquidation, redemption or other similar events, and payable in cash or Series B-1 preferred stock until the Conversion date.  As of March 31, 2015, there are approximately 259,534 shares of accumulated but undeclared Series B-1 Stock dividends.  Unless prohibited by Michigan law governing distributions to shareholders, the Series B-1 preferred stock shall be redeemable at the option of holder of the Series B-1 preferred stock commencing at any time after the Conversion date, liquidation, winding up, dissolution or other similar events, subject to certain terms and limitations.

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

On August 12, 2013, the Company amended the Series B preferred stock agreement to remove the cash redemption provision, modify the liquidation preferences for the Series B-2 preferred stock and to increase the redemption price for the Series B-1 preferred stock.  The redemption price, prior to the five years anniversary, is now equal to $7,430 multiplied by the number of Series B-1 preferred shares redeemed minus the Company’s closing stock price multiplied by the number of common shares into which the outstanding Series B-2 preferred stock are convertible.  The redemption price, after the five years anniversary, is the amount equal to the greater of the Series B offering price plus accrued dividends or the conversion value in common stock.  As a result of the amendment to the agreement, the total amount of $38.4 million Series B preferred stock was reclassified from mezzanine into shareholders’ equity.

10. Net Loss Per Common Share

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

The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Three Months Ended March 31,
(Amounts In thousands except per share amounts)	2015	2014
Numerator:
Net loss	$(4,862)	$(5,995)
Less: dividends accumulated on convertible preferred stock	1,590	1,418
Numerator of basic and diluted EPS	$(6,452)	$(7,413)
Denominator:
Denominator for basic and diluted EPS:
Weighted-average common shares outstanding	23,786	5,868
Net loss per share attributable to common shareholders (basic and diluted)	$(0.27)	$(1.26)

Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options, warrants and preferred stock) that have been excluded from the computations of diluted net loss per common share at March 31, 2015 and 2014 were 4.2 million and 2.5 million respectively.

11. Shareholders' Equity

On January 21, 2014, the Company entered into a purchase agreement (Purchase Agreement), together with a registration rights agreement, for the sale of up to $15.0 million of shares of its common stock to Lincoln Park, subject to certain limitations, from time to time over a 30 months period, which began on April 3, 2014 and ends on October 3, 2016.

The Company may direct Lincoln Park, at its sole discretion, to purchase up to 50,000 shares of common stock in regular purchases, increasing to amounts of up to 100,000 shares depending upon the closing sale price of the common stock.  In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock equals or exceeds $3.00 per share.  The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 10 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the floor price of $2.50, subject to adjustment.  The Company controls the timing and amount of any sales of common stock to Lincoln Park. The Company’s sales of shares of common stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock. The remaining capacity under this agreement is $11.3 million.

At March 31, 2015 there was approximately $7.8 million of net capacity remaining on the At-the-Market Sales Agreement with MLV & Co. LLC (formerly McNicoll, Lewis & Vlak).

12. Concentration of Credit Risk

Revenue from one customer, a distributor in the U.S., represented approximately 63% of total revenue during the three months ended March 31, 2015.  The next largest customer represented approximately 16% of revenue for the three month period ended March 31, 2015 and no other customer accounted for more than 10% of revenue reported. Revenue primarily reflects sales related to the acquisition of the CTRM Business from Sanofi since May 30, 2014.

13. Commitments and Contingencies

The Company leases facilities in Ann Arbor, Michigan; Cambridge, Massachusetts and Kastrup, Denmark. In March 2015, the Company amended a portion of the property lease in Ann Arbor which is reflected in the future minimum payments below. In addition to the property leases, the Company also leases various vehicles and computer equipment.

As of March 31, 2015, future minimum payments related to leases are as follows:

(In thousands)	Total	2015	2016	2017	2018	More than 5 Years
Operating leases	$8,761	$3,111	$4,047	$1,350	$253	$—
Capital leases	150	32	43	43	32	—
Total	$8,911	$3,143	$4,090	$1,393	$285	$—

Rent expense for the three months ended March 31, 2015 and 2014 was $1.2 million and $0.3 million, respectively.

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

Acquisition of Sanofi’s CTRM Business

On May 30, 2014, we completed the acquisition of the Cell Therapy and Regenerative Medicine (CTRM) business of Sanofi, a French société anonyme (Sanofi), certain assets, including all of the outstanding equity interests of Genzyme Biosurgery ApS (Genzyme Denmark or the Danish subsidiary) (now known as Åström BIOSCIENCES DK ApS), a wholly-owned subsidiary of Sanofi and over 250 patents and patent applications of Sanofi and certain of its subsidiaries and assumed certain liabilities for purposes of acquiring a portion of the CTRM business, which researches, develops, manufactures, markets and sells Carticel, MACI and Epicel (the CTRM Transaction). In consideration for the acquisition of the CTRM business, we paid a total purchase price of approximately $6.5 million, as follows: (a) $4 million was paid in cash on the closing date of the CTRM Transaction, and (b) a $2.5 million promissory note which was paid on July 30, 2014.

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

In consideration for the acquisition of the CTRM business, we paid a total purchase price of approximately $6.5 million, as follows: (a) $4.0 million was paid in cash on the closing date of the CTRM Transaction, and (b) a $2.5 million promissory note which we repaid on July 30, 2014. In accordance with generally accepted accounting principles in the United States of America (U.S. GAAP), we recorded the assets and liabilities of the CTRM Business at fair value. The net assets of the CTRM Business were valued at $10.0 million, which is in excess of the $6.5 million purchase price, which resulted in a $3.5 million bargain purchase gain. The primary driving factor for the bargain purchase gain was the structure of the CTRM Transaction. As part of the CTRM Transaction, Sanofi funded the Danish subsidiary with $5.0 million in cash in order to fund the restructuring of the Denmark operations and close the facility. Under U.S. GAAP, no restructuring actions were taken by Sanofi prior to our purchase of the CTRM Business, and accordingly, there were no restructuring related accruals in the opening balance sheet. Additionally, there were no restrictions on the use of the cash in the Danish subsidiary. In 2014, we implemented our restructuring plans for the Danish subsidiary after the consummation of the CTRM Transaction and recorded restructuring charges in the US and Denmark of $3.0 million and do not expect to incur additional costs.

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

We also operate a centralized cell manufacturing facility in Ann Arbor, Michigan. The facility supports the current ixCELL-DCM clinical trial being conducted in the United States and Canada and we believe we have sufficient capacity, with minor modifications, to supply our early commercialization requirements

Product Portfolio

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

Epicel

Epicel is a permanent skin replacement for full thickness burns greater than or equal to 30% of total body surface area (TBSA).  Epicel is regulated by the CBER under medical device authorities, and is the only FDA-approved autologous epidermal product available for large total surface area burns. Epicel was designed as a Humanitarian Use Device (HUD in 1998 and a Humanitarian Device Exemption (HDE) application for the product was submitted in 1999. HUDs are devices that are intended for diseases or conditions that affect or are manifested in fewer than 4,000 individuals annually in the United States. Currently, approximately less than [100] patients are treated with Epicel in the U.S. each year.  For the three months ended March 31, 2015, net revenues were $3.6 million for Epicel.

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

Also, up until July, 2014, we had one sales representative selling Epicel and two partially dedicated Medical Scientific Liaisons supporting Epicel inquiries. We currently have a 4-person field force.

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

MACI was obtained by Sanofi by acquiring Verigen AG (Verigen) in 2005.  As part of Sanofi’s acquisition of Verigen, Sanofi agreed to make cash payments to Verigen upon the achievement of developmental milestones relating to regulatory and commercialization of MACI in the United States. In connection with our acquisition of the CTRM business, we agreed that if we further developed MACI in the U.S., we would be obligated to pay these milestone payments. During the third quarter of 2014, at the request of the Company, Sanofi entered into a settlement agreement with the former shareholders of Verigen whereby these shareholders agreed to discharge all obligations related to these MACI milestone payments in exchange for a one-time cash payment of €2.5 million (approximately $3.2 million). We paid this amount in full in October 2014.

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

The ongoing Phase 2b ixCELL-DCM clinical study has treated 114 patients at 28 sites in the U.S. and Canada. Patients will be followed for 12 months for the primary efficacy endpoint of major adverse cardiovascular events, defined as all-cause deaths, all-cause hospitalizations, and unplanned outpatient or emergency department visits for IV treatment of acute worsening heart failure. Secondary endpoints include clinical, functional, structural, symptomatic, quality of life, and biomarker measures at 3, 6 and 9 months. Patients will be followed for an additional 12 months for safety. We completed enrollment of the ixCELL-DCM study in January 2015, and expect to have top-line efficacy results around the end of the first quarter of 2016.

Results of Operations

Net Loss

Our net loss for the three months ended March 31, 2015 totaled $4.9 million or $0.27 per share.

	For the Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Total revenues	$10,849	$—
Cost of product sales	5,568	—
Gross profit (loss)	5,281	—
Total operating expenses	9,853	4,645
Income (loss) from operations	(4,572)	(4,645)
Other income (expense)	(290)	(1,350)
Net income (loss)	$(4,862)	$(5,995)

Net Revenues

Period comparisons for net revenues by product are not yet meaningful due to the acquisition of the CTRM Business in May 2014 and there are no comparable sales in the prior year.

Three Months Ended March 31, 2015
Revenue by product (in thousands)
Carticel	$7,118
Epicel	3,639
Bone Marrow	92
$10,849

 Seasonality. Carticel revenue is subject to seasonal fluctuations with stronger sales occurring in the fourth quarter and second quarter due to a number of factors including insurance copay limits and the time of year patients prefer to start rehabilitation. During 2014, the percentage of annual sales by quarter was as follows: 21.6% in the first quarter, 23.7% in the second quarter, 21.8% in the third quarter, and 33% in the fourth quarter. Epicel revenue is also subject to seasonal fluctuations mostly associated with the use of heating elements during the colder months, with stronger sales occurring in the winter months of the first and fourth quarters, and weaker sales occurring in the hot summer months of the third quarter. However, in any single year, this trend can be absent due to the extreme variability inherent with Epicel’s low patient volume of fewer than 100 patients per year. Over the last four years, the percentage of annual sales by quarter were as follows: first quarter, 28%; second quarter, 24%; third quarter, 20%; and fourth quarter, 28%. The variability between the same quarters in consecutive years has been as high as 10% of the annual volume. While the number of patients treated per year remains low, we expect these large swings in revenue in some quarters to continue. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Gross Profit and Gross Profit Ratio

Period comparisons for gross profit are not yet meaningful due to the acquisition of the CTRM Business.

Three Months Ended March 31, 2015
(In thousands)
Gross profit	$5,281
Gross profit %	49%

Research and Development Costs

	Three Months Ended March 31,
(In thousands)	2015	2014
Research and development costs	$4,377	$3,271

Research and development expenses for the three months ended March 31, 2015 were $4.4 million versus $3.3 million for the same period a year ago. The increase in research and development expenses resulted from $0.9 million of expenses incurred for Carticel, Epicel and MACI and a $0.4 million in increased expenses for the ixCELL-DCM clinical trial and related expenses, all offset by a $0.2 million reduction in the CLI clinical trial expenses. Trial expenses for the ixCELL-DCM clinical trial increased in the three months ended March 31, 2015 since a greater number of patients were treated as well as enrolled in the first quarter of 2015 versus the same period in 2014. The CLI trial ended in early 2014 trial and as a result, there were no expenses incurred in 2015.

	Three Months Ended March 31,
(In thousands)	2015	2014
Dilated Cardiomyopathy	$3,433	$3,053
Critical Limb Ischemia	—	218
MACI	190	—
Carticel	478	—
Epicel	276	—
Total research and development expenses	$4,377	$3,271

Selling, General and Administrative Costs

	Three Months Ended March 31,
(In thousands)	2015	2014
Selling, general and administrative costs	$5,476	$1,374

Selling, general and administrative expenses for the three months ended March 31, 2015 were $5.5 million compared to $1.4 million for the same period a year ago.  The increase in selling, general and administrative expenses is due to approximately $2.8 million in sales and marketing expenses from the CTRM Business and approximately $1.2 million in increased information technology, legal, consulting and personnel costs related to integrating and managing the CTRM Business in the U.S.  The CTRM Business was not part of our business a year ago.

Other Income (Expense)

	Three Months Ended March 31,
(In thousands)	2015	2014
Increase in fair value of warrants	$(317)	$(1,352)
Foreign currency translation gain	16	—
Net interest income	11	2
Total other income (expense)	$(290)	$(1,350)

The increase in the fair value warrant value in 2015 and 2014 was primarily due to the increase in our stock price, and the reduction in the time to maturity.  Fluctuations in the fair value of the warrants in the future periods could result in significant non-cash adjustments to the condensed consolidated financial statements, however, any income or expense recorded will not impact our cash, operating expenses, or cash flow.

The foreign currency translation gains recognized for the three months ended March 31, 2015 are mainly the result of the strengthening of the U.S. dollar and its impact on intercompany balances with the Denmark subsidiary acquired.

Stock Compensation

Non-cash stock-based compensation expense included in cost of goods sold, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Three Months Ended March 31,
(In thousands)	2015	2014
Cost of goods sold	$120	$—
Research and development	212	(16)
Selling, general and administrative	590	286
Total non-cash stock-based compensation expense	$922	$270

The increase in stock-based compensation expense is due primarily to an increase in options granted in the three months ended March 31, 2015 compared to the same period in 2014 as a result of an increase in employees as a result of the acquisition of the CTRM business.

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

 We have raised significant funds in order to complete our product development programs, and complete clinical trials needed to market and commercialize our products.  To date, we have financed our operations primarily through public and private sales of our equity securities. The current cash on hand will be sufficient to sustain operations until we become cash flow positive, however, if actual results differ from our projections, we may need to access additional capital. We have access to certain amounts of financing through an agreement with Lincoln Park Capital Fund, LLC (Lincoln Park). We may direct Lincoln Park to purchase up to $15.0 million worth of shares of our common stock over a 30-month period generally in amounts up to 50,000 shares of our common stock on certain business days under a Purchase Agreement (the Purchase Agreement). However, there are certain factors, such as volume of trading in our common stock and our stock price, which limit the amount that can be raised in a short period of time. The extent to which we rely on the Lincoln Park Equity Line as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The remaining capacity under this agreement is $11.3 million.

At March 31, 2015 there was approximately $7.8 million of net capacity remaining on the At-the-Market Sales Agreement with MLV & Co. LLC (formerly McNicoll, Lewis & Vlak), which allowed us to sell our common stock from time to time under a registration statement on Form S-3 filed in June 2011, pursuant to which we registered $100 million of our securities for public sale. The Form S-3 registration statement filed in June 2011 expired in July 2014.

Our cash totaled $25.9 million at March 31, 2015. During the three months ended March 31, 2015, the primary uses of cash included $4.1 million for our operations and working capital requirements.  This use of funds was fueled largely by our operating loss reduced by stock compensation expense of $0.9 million as a result of an increase in personnel, increase in fair value of warrants of $0.3 million and depreciation and amortization expense of $0.3 million as a result in required capital expenditures. The reductions were offset by an increase in accounts receivable of $1.0 million.

As of March 31, 2015 we had $22.2 million of cash deposited into an Insured Cash Sweep (ICS) program which is administered by Bank of New York Mellon.  This program maximizes our Federal Deposit Insurance Company (FDIC) coverage by dividing our ICS funds into amounts under the standard FDIC maximum and places these amounts with other ICS Network member banks (each an FDIC-insured institute).  These funds are placed in savings accounts at the member banks earning interest while still maintaining insurance coverage.

While the Company believes that our current cash will be sufficient to sustain operations until the business becomes cash flow positive, actual cash requirements may differ from projections and will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, costs of possible acquisition or development of complementary business activities, the cost of successfully integrating the CTRM business and the related capital expenditure requirements and the cost of product commercialization.  We do not expect to generate positive cash flows from operations for at least a year due to the expected spending for research and development programs, the new systems integration implementation and the cost of marketing and commercializing our products and product candidates.

Off-Balance Sheet Arrangements

At March 31, 2015, we were not party to any off-balance sheet arrangements.

Significant Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Form 10-K for the fiscal year ended December 31, 2014 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information during the three months ended March 31, 2015.

Forward-Looking Statements

This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking.  These statements are often, but are not always, made through the use of words or phrases such as “anticipates,” “estimates,” “plans,” “projects,” “trends,” “opportunity,” “comfortable,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “achieve,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar words or phrases, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions.  Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them.  The factors described in our Annual Report on Form 10-K filed with the SEC on March 25, 2015, among others, could have a material adverse effect upon our business, results of operations and financial conditions.

Because the factors referred to in the preceding paragraph could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements we make, you should not place undue reliance on any such forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  These forward-looking statements include statements regarding:

·       potential strategic collaborations with others;
·       future capital needs and financing sources;

·       adequacy of existing capital to support operations for a specified time;
·       product development and marketing plan;
·       features and successes of our cellular therapies;
·       manufacturing and facility capabilities;
·       clinical trial plans and anticipated results; including publication thereof:
·       anticipation of future losses;
·       replacement of manufacturing sources;
·       integration of the CTRM business and assets;
·       commercialization plans; or
·       revenue expectations and operating results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2015, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.

We operate in the United States of America and have closed operations in Denmark.  We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities.  Our vendors in countries outside the United States are typically paid in Euro and/or Danish Krone.  We do not enter into hedging transactions and do not purchase derivative instruments.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Certifying Officers of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules l3a-15(e) and l5d-15(e) under the Exchange Act. Based on the evaluation as of March 31, 2015, our Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

Remediation of Previously Disclosed Material Weakness

As disclosed on the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 25, 2015, due to a material weakness in our internal control over financial reporting, our internal control over financial reporting was not effective as of December 31, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain effective controls over the evaluation of significant transactions and the financial close process.  Specifically, we did not have a sufficient level of accounting and supervisory personnel nor did we have the appropriate level of technical accounting experience and training necessary for our financial reporting requirements.

Management, with the input, oversight and support of our audit committee, has completed the following steps, which management believes remediated this material weakness:

•
In the second quarter of 2014, we hired a Chief Financial Officer (CFO), who has extensive experience leading the accounting and finance functions at publicly traded companies and adds accounting expertise to our staff. Previously, we operated without a company CFO.

•	In the fourth quarter of 2014, we hired a Director of Finance with extensive control and system implementation knowledge.

•
In January of 2015, we hired a qualified Corporate Controller with substantial SEC reporting expertise to augment our accounting staff and to provide more resources to support effective internal controls.

The CFO remains with the organization and is leading our financial reporting activities with the assistance our Corporate Controller. Management believes that hiring qualified accounting personnel increased the level of technical accounting knowledge, improved the overall system of internal controls and fully remediated the material weakness.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we receive threats or may be subject to litigation matters incidental to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A.  Risk Factors

Information regarding our risk factors is set forth in Part 1, Item 1A, “Risk Factors,” on our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 25, 2015. There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” on our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the quarter ended March 31, 2015.

Item 6.  Exhibits

The Exhibits listed in the Exhibit Index immediately following the Signature, are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2015

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

Autologous (Patient Specific)	Originating from the patient receiving treatment. (Vericel uses only autologous cells).
BLA — Biologics License Application	An application containing product safety, efficacy and manufacturing information required by the FDA to market biologics products in the U.S.
CLI — Critical Limb Ischemia	An atherosclerotic vascular disease characterized by insufficient blood flow in the lower extremities that causes severe pain, tissue loss or both.
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