Form 10-Q
period 2015-06-30
Vericel Corp
filed 2015-08-12
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015,

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

Large accelerated filer - ☐	Accelerated filer - ☐

Non-accelerated filer - ☐	Smaller reporting company - ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes - ☐  No - ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	23,787,870
(Class)	Outstanding at August 6, 2015

VERICEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$20,218	$30,343
Accounts receivable (net of allowance for doubtful accounts of $91 and $40, respectively)	8,980	8,191
Inventory	2,078	1,920
Other current assets	2,270	1,036
Total current assets	33,546	41,490
Property and equipment, net	4,616	2,892
Intangible assets	3,057	3,197
Total assets	$41,219	$47,579
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,120	$5,824
Accrued expenses	3,258	4,714
Warrant liabilities	1,286	1,081
Other	154	210
Total current liabilities	10,818	11,829
Long term debt	91	109
Other long-term liabilities	66	—
Total liabilities	10,975	11,938
COMMITMENTS AND CONTINGENCIES (Note 14)
Shareholders’ equity:
Series B-2 voting convertible preferred stock, no par value: shares authorized and reserved — 39, shares issued and outstanding — 12	38,389	38,389
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 23,787	306,625	305,008
Other comprehensive loss	(71)	(71)
Accumulated deficit	(314,699)	(307,685)
Total shareholders’ equity	30,244	35,641
Total liabilities and shareholders’ equity	$41,219	$47,579

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Product sales	$13,590	$4,432	$24,439	$4,432
Total revenues	13,590	4,432	24,439	4,432
Costs and expenses:
Cost of product sales	6,901	5,009	12,469	5,009
Gross profit	6,689	(577)	11,970	(577)
Research and development	3,369	4,364	7,746	7,635
Selling, general and administrative	5,585	3,581	11,061	4,954
Total operating expenses	8,954	7,945	18,807	12,589
Loss from operations	(2,265)	(8,522)	(6,837)	(13,166)
Other income (expense):
Decrease (increase) in fair value of warrants	112	248	(205)	(1,104)
Bargain purchase gain	—	3,634	—	3,634
Foreign currency translation gain (loss)	(6)	—	10	—
Interest income	9	4	22	6
Interest expense	(2)	(2)	(4)	(3)
Total other income (expense)	113	3,884	(177)	2,533
Net loss	$(2,152)	$(4,638)	$(7,014)	$(10,633)

Net loss per share attributable to common shareholders (Basic and Diluted) (see note 11)	$(0.16)	$(0.94)	$(0.43)	$(2.18)
Weighted average number of common shares outstanding (Basic and Diluted)	23,786	6,518	23,786	6,195

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(2,152)	$(4,638)	$(7,014)	$(10,633)
Other comprehensive loss
Foreign currency translation	—	5	—	5
Comprehensive loss	$(2,152)	$(4,633)	$(7,014)	$(10,628)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(7,014)	$(10,633)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	672	246
Stock compensation expense	1,614	451
Change in fair value of warrants	205	1,104
Bargain purchase gain	—	(3,634)
Foreign currency translation gain	10	—
Gain on sales of fixed assets	(35)	—
Changes in operating assets and liabilities:
Inventory	(157)	278
Accounts receivable	(789)	(4,256)
Other current assets	(1,235)	(10)
Accounts payable	(412)	2,770
Accrued expenses	(1,458)	2,941
Other non-current assets and liabilities, net	8	—
Net cash used for operating activities	(8,591)	(10,743)
Investing activities:
Acquisition of CTRM business, net of cash acquired	—	1,050
Expenditures for property, plant and equipment	(1,555)	(14)
Other	35	—
Net cash (used for) provided by investing activities	(1,520)	1,036
Financing activities:
Net proceeds from issuance of common stock and warrants	3	8,917
Payments on long-term debt	(17)	(6)
Net cash provided by (used in) financing activities	(14)	8,911
Net decrease in cash	(10,125)	(796)
Cash at beginning of period	30,343	8,059
Cash at end of period	$20,218	$7,263

Supplemental cash flow information (non-cash):
Acquisition of business through issuance of promissory note	$—	$2,500
Additions to equipment in process included in accounts payable	$700	$—
Warrants exchanged for common stock	$—	$149

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2015 (UNAUDITED)

1.	Organization

Vericel Corporation a Michigan corporation, which was formerly known as Aastrom Biosciences, Inc. (the Company, Vericel, we, us or our), was incorporated in March 1989 and began employee-based operations in 1991. On May 30, 2014, Vericel completed the acquisition of certain assets and assumed certain liabilities of Sanofi, a French société anonyme (Sanofi), including all of the outstanding equity interests of Genzyme Biosurgery ApS (Genzyme Denmark or the Danish subsidiary) (now known as Vericel Denmark ApS), a wholly-owned subsidiary of Sanofi, and over 250 patents and patent applications of Sanofi and certain of its subsidiaries for purposes of acquiring the portion of the cell therapy and regenerative medicine business (the CTRM Business), which researches, develops, manufactures, markets and sells the Carticel®, MACI™, and Epicel® products. The Company is a fully integrated, commercial-stage biopharmaceutical company dedicated to the identification, development and commercialization of innovative therapies that enable the body to repair and regenerate damaged tissues and organs to restore normal structure and function. Vericel has marketed products as well as developmental stage product candidates and the Company’s goal is to become the leader in cell therapy and regenerative medicine by developing, manufacturing and marketing best-in-class therapies for patients with significant unmet medical needs.

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

The condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year or for any other period.  The December 31, 2014 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 25, 2015 (Annual Report).

The condensed consolidated financial statements include the accounts of Vericel and its wholly-owned subsidiaries, Marrow Donation, LLC, located in San Diego, California, and Vericel Denmark ApS, in Kastrup, Demark (collectively, the Company).  All inter-company transactions and accounts have been eliminated in consolidation.  Aastrom Biosciences GmbH ceased operations in 2014.

3.	Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance requiring entities to apply a new model for recognizing revenue from contracts with customers. The guidance will supersede the current revenue recognition guidance and require entities to evaluate their revenue recognition arrangements using a five step model to determine when a customer obtains control of a transferred good or service. The guidance is currently effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 2016, and may be adopted using a full or modified retrospective application. The Company is currently in the process of evaluating its revenue arrangements under the issued guidance and has not yet determined the impact to its consolidated financial statements.

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

As part of the acquisition, $5.0 million in cash was received from Sanofi in order to fund the restructuring of the Denmark operations and close the facility.  In 2014, the Company implemented its restructuring plans for the Danish subsidiary after the consummation of the acquisition of the CTRM Business and recorded restructuring charges in the US and Denmark of $3.0 million and do not expect to incur additional costs. See Note 7 “Restructuring” below for additional information.

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

5.	Selected Balance Sheet Components

Inventory as of June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015	December 31, 2014
Raw materials	$1,665	$1,078
Work-in-process	231	458
Finished goods	182	384
Inventory	$2,078	$1,920

Property and equipment, net as of June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015	December 31, 2014
Machinery and equipment	$3,147	$3,135
Furniture, fixtures and office equipment	931	777
Computer equipment and software	1,614	667
Leasehold improvements	1,768	1,691
Construction in process	2,014	1,019
Total property and equipment, gross	9,474	7,289
Less: Accumulated depreciation	(4,858)	(4,397)
	$4,616	$2,892

Depreciation expense for the three and six months ended June 30, 2015 was $0.2 million and $0.5 million respectively, compared to $0.1 million and $0.2 million, respectively, for the same periods in 2014.

Intangible assets, net as of June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015	December 31, 2014
Commercial rights	$3,360	$3,360
Less: Accumulated amortization	(303)	(163)
	$3,057	$3,197

Amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively. Amortization expense was less than $0.1 million for both the three and six months ended June 30, 2014.

Estimated future amortization expense is as follows:

Calendar Years Ending December 31, (In thousands)
2015	$140
2016	280
2017	280
2018	280
2019	280
Thereafter	1,797
Total	$3,057

Accrued expenses as of June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015	December 31, 2014
Bonus	$1,133	$2,044
Employee related accruals	1,432	1,281
Accrued expenses	140	605
Asset retirement obligation	317	348
Other	236	436
	$3,258	$4,714

Accumulated other comprehensive loss in 2014 consisted entirely of foreign currency translation activity. Foreign currency translation loss recorded in 2014 was mainly the result of the weakening U.S. dollar and its impact on intercompany balances with the Denmark subsidiary. No changes related to unrealized gains or losses in foreign currency translation were recorded during the three and six months ended June 30, 2015 due to a change in the functional currency of the Denmark subsidiary from the Danish Krone to the U.S. dollar.

6.	Stock-based Compensation

The Company can issue nonqualified and incentive stock options as well as other equity awards pursuant to its Amended and Restated 2009 Omnibus Incentive Plan, (Option Plan).  Such awards pursuant to the Option Plan may be granted by the Company’s Board of Directors to certain of the Company’s employees, directors and consultants.

During the three and six months ended June 30, 2015, the Company granted 69,750 and 2,018,850 service-based options to purchase common stock, respectively.  The options were granted with exercise prices equal to the fair market value of the Company’s stock at the grant date, and other than those granted to non-employee directors, generally vest over four years, under a graded-vesting methodology, following the date of grant, and expire after ten years. The Company issues new shares upon the exercise of stock options. The weighted average grant-date fair value of service-based options granted under the Option Plan during the three months ended June 30, 2015 and 2014 was $2.43 and $3.11, respectively. The weighted average grant-date fair value of service-based options granted under the Option Plan during the six months ended June 30, 2015 and 2014 was $2.22 and $2.85, respectively.

The net compensation expense recorded for the service-based stock options related to employees and directors was $0.7 million and $1.6 million for the three and six months ended June 30, 2015 and $0.2 million and $0.5 million for the three and six months ended June 30, 2014, respectively.  The compensation cost includes forfeiture adjustments.

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

Six Months Ended June 30,
Service-Based Stock Options	2015	2014
Expected dividend rate	—%	—%
Expected stock price volatility	78.8 – 88.1%	82.4 – 88.2%
Risk-free interest rate	1.5 – 2.0%	1.7 – 2.2%
Expected life (years)	5.5 – 6.3	5.5 – 6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	477,530	$21.74	8.0	$—
Granted	2,018,850	$3.10
Exercised	874	$3.02		$528
Expired	4,392	$48.27
Forfeited	92,875	$3.44
Outstanding at June 30, 2015	2,398,239	$6.72	9.15	$921,571
Exercisable at June 30, 2015	419,375	$20.73	7.74	$56,702

As of June 30, 2015 there was approximately $3.5 million of total unrecognized compensation cost related to non-vested service-based stock options granted under the Option Plan.  That cost is expected to be recognized over a weighted-average period of 3.4 years.

The total fair value of options vested during the six months ended June 30, 2015 and 2014 was $0.9 million and $1.0 million, respectively.

7. Restructuring

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

As a result of the Plan, the Company recorded a restructuring charge of $3.0 million for the three and six month ended June 30, 2014, related to the operations in the United States and Denmark, primarily representing cash payments for severance and other personnel-related expenses. Of the total restructuring charge, $2.5 million was recorded in cost of product sales, and $0.5 million was recorded in selling, general and administrative expenses. There was no restructuring reserve as of June 30, 2015 as a result of cash payments made for severance and other personnel-related expenses.

8. Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings.  The following warrants were outstanding at June 30, 2015, and include provisions that could require cash settlement of the warrants or have anti-dilution price protection provisions requiring each to be recorded as liabilities of the Company at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as other income or expense (non-cash) in the Company’s statement of operations in each subsequent period:

	January 2010 Class A Warrants (a)	December 2010 Warrants	August 2013 Warrants
Exercise price	$7.86	$2.55	$4.80
Expiration date	July 21, 2015	December 15, 2015	August 16, 2018
Total shares issuable on exercise	226,299	15,405	724,950

(a) The January 2010 Class A warrants expired unexercised.

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

The assumptions used by the Company are summarized in the following tables:

January 2010 Class A Warrants	June 30, 2015	December 31, 2014
Closing stock price	$3.57	$3.04
Expected dividend rate	—	—
Expected stock price volatility	12.6%	45.1%
Risk-free interest rate	—%	0.1%
Expected life (years)	0.06	0.55

December 2010 Warrants	June 30, 2015	December 31, 2014
Closing stock price	$3.57	$3.04
Expected dividend rate	—	—
Expected stock price volatility	30.5%	99.7%
Risk-free interest rate	0.1%	0.2%
Expected life (years)	0.46	0.96

August 2013 Warrants	June 30, 2015	December 31, 2014
Closing stock price	$3.57	$3.04
Expected dividend rate	—	—
Expected stock price volatility	85.5%	83.2%
Risk-free interest rate	1.0%	1.2%
Expected life (years)	3.13	3.63

9.	Fair Value Measurements

The Company’s fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

For the six months ended June 30, 2015 and year-ended December 31, 2014, there were no transfers between levels. The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	June 30, 2015				December 31, 2014
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$1,286	$—	$1,270	$16	$1,081	$—	$1,061	$20

The following table summarizes the change in the estimated fair value of the Company’s warrant liabilities:

Warrant Liabilities (In thousands)
Balance at December 31, 2014	$1,081
Increase in fair value	205
Balance at June 30, 2015	$1,286

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

(In thousands)	June 30, 2015
Beginning balance	$20
Decrease in fair value	(4)
Ending balance	$16

10. Preferred Stock

On March 9, 2012, the Company completed the sale of 12,308 shares of Series B-1 Non-Voting Convertible Preferred Stock (Series B-1 preferred stock) at an offering price of $3,250 per share.  In addition to the Series B-1 preferred stock, which was issued at the closing, the Company also authorized Series B-2 Voting Convertible Preferred Stock (Series B-2 preferred stock).  The Series B-1 preferred stock and Series B-2 preferred stock collectively are referred to as the Series B preferred stock.  The Series B preferred stock is convertible, at the option of the holder thereof at any time after the 5 years anniversary of the closing of the offering, (the Conversion date) into shares of common stock at a conversion price of $3.25 per share of common stock.  At any time after the Conversion date, the Company may elect to convert any or all outstanding shares of Series B preferred stock into shares of common stock, subject to certain limitations.  Stock dividends on the Series B preferred stock will be cumulative and compound daily, at a rate of 11.5% per annum, payable upon conversion, liquidation, redemption or other similar events, and payable in cash or Series B-1 preferred stock until the Conversion date.  As of June 30, 2015, there are approximately 284,979 shares of accumulated but undeclared Series B-1 Stock dividends.  Unless prohibited by Michigan law governing distributions to shareholders, the Series B-1 preferred stock shall be redeemable at the option of holder of the Series B-1 preferred stock commencing at any time after the Conversion date, liquidation, winding up, dissolution or other similar events, subject to certain terms and limitations.

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

11. Net Loss Per Common Share

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

The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts In thousands except per share amounts)	2015	2014	2015	2014
Numerator:
Net loss	$(2,152)	$(4,638)	$(7,014)	$(10,633)
Less: dividends accumulated on convertible preferred stock	1,654	1,474	3,244	2,892
Numerator of basic and diluted EPS	$(3,806)	$(6,112)	$(10,258)	$(13,525)
Denominator:
Denominator for basic and diluted EPS:
Weighted-average common shares outstanding	23,786	6,518	23,786	6,195
Net loss per share attributable to common shareholders (basic and diluted)	$(0.16)	$(0.94)	$(0.43)	$(2.18)

Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options, warrants and preferred stock) that have been excluded from the computations of diluted net loss per common share at June 30, 2015 and 2014 were 4.3 million and 2.6 million, respectively.

12. Shareholders' Equity

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

At June 30, 2015 there was approximately $7.8 million of net capacity remaining on the At-the-Market Sales Agreement with MLV & Co. LLC (formerly McNicoll, Lewis & Vlak).

13. Concentration of Credit Risk

Revenue from one customer, a distributor in the U.S., represented approximately 63% and 76% of total revenue during the six months ended June 30, 2015 and 2014, respectively, and 74% and 81% of outstanding accounts receivable as of June 30, 2015 and 2014, respectively. The next largest customer represented approximately 16% of revenue for the six months ended June 30, 2015. No other customer accounted for more than 10% of revenue in 2014 or accounts receivable reported in either period. Revenue primarily reflects sales related to the acquisition of the CTRM Business from Sanofi since May 30, 2014.

14. Commitments and Contingencies

The Company leases facilities in Ann Arbor, Michigan; Cambridge, Massachusetts and Kastrup, Denmark. In March 2015, the Company amended a portion of the property lease in Ann Arbor which is reflected in the future minimum payments below. In addition to the property leases, the Company also leases various vehicles and computer equipment.

As of June 30, 2015, future minimum payments related to leases are as follows:

(In thousands)	Total	2015	2016	2017	2018	More than 5 Years
Operating leases	$7,694	$2,033	$4,044	$1,357	$260	$—
Capital leases	140	22	43	43	32	—
Total	$7,834	$2,055	$4,087	$1,400	$292	$—

Rent expense for the three and six months ended June 30, 2015 was $1.3 million and $2.5 million, respectively, compared to $0.6 million and $0.8 million for the same periods in 2014.

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

Our approved and marketed products were acquired through the CTRM Transaction and include three approved autologous cell therapy products, each of which are further described below:  Carticel (autologous cultured chondrocytes), a first-generation product for autologous chondrocyte implantation (ACI) currently marketed in the U.S., MACI (matrix-applied characterized autologous cultured chondrocytes), a third-generation ACI product that was approved in Europe where we have temporarily suspended sales, and Epicel (cultured epidermal autografts), a permanent skin replacement for full thickness burns greater than or equal to 30% of total body surface area.  Our product candidate portfolio also includes ixmyelocel-T, a patient-specific multicellular therapy currently in development for the treatment of advanced heart failure due to ischemic dilated cardiomyopathy (DCM).

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

In the U.S., we focus our sales of Carticel on the sports-injury-targeted orthopedic physician target audience, which is very concentrated, with 60% of the current Carticel business originating from 25% of this audience, or approximately 110 physicians. We currently have a 21-person field force calling on this sports-injury targeted orthopedic physician audience.

Epicel

Epicel is a permanent skin replacement for full thickness burns greater than or equal to 30% of total body surface area (TBSA).  Epicel is regulated by the Center for Biologics Evaluation and Research (CBER) under medical device authorities, and is the only FDA-approved autologous epidermal product available for large total surface area burns. Epicel was designed as a Humanitarian Use Device (HUD in 1998 and a Humanitarian Device Exemption (HDE) application for the product was submitted in 1999. HUDs are devices that are intended for diseases or conditions that affect or are manifested in fewer than 4,000 individuals annually in the United States. Currently, approximately less than 100 patients are treated with Epicel in the U.S. each year.  For the three and six months ended June 30, 2015, net revenues were $4.3 million and $7.9 million for Epicel, respectively.

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

We are currently investigating Epicel’s eligibility for an exemption from the profit prohibition and held a pre-submission meeting with the FDA to discuss the process and required data for submitting an HDE supplement to obtain an exemption from the profit prohibition. We plan to submit an HDE supplement to the FDA in the fourth quarter of 2015 to revise the labeled indications for use of Epicel to specifically include pediatric patients and to add pediatric labeling for Epicel. Epicel is currently being sold at a price that reflects the cost of research and development, fabrication and distribution.

Also, up until July, 2014, we had one sales representative selling Epicel. We currently have a 4-person field force.

MACI

MACI is a third-generation ACI product for the treatment of focal chondral cartilage defects in the knee.  MACI received marketing authorization in Europe in July 2013 by meeting the requirements of the Advanced Therapy and Medicinal Product (ATMP) guidelines.  MACI had been commercially available in the European Union (EU) since 1998.  As part of the June 2014 restructuring we temporarily suspended sales of MACI in August 2014, primarily due to low utilization and an unfavorable pricing environment.  We believe that MACI has significant revenue potential in the U.S., if approved and reimbursed. We plan to submit a Biologics License Application to the FDA by the end of 2015 for MACI. The timing and strategy for and a possible reintroduction in select EU countries have not yet been determined.

MACI was obtained by Sanofi by acquiring Verigen AG (Verigen) in 2005.  As part of Sanofi’s acquisition of Verigen, Sanofi agreed to make cash payments to Verigen upon the achievement of developmental milestones relating to regulatory and commercialization of MACI in the United States. In connection with our acquisition of the CTRM business, we agreed that if we further developed MACI in the U.S., we would be obligated to pay these milestone payments. During the third quarter of 2014, at our request, Sanofi entered into a settlement agreement with the former shareholders of Verigen whereby these shareholders agreed to discharge all obligations related to these MACI milestone payments in exchange for a one-time cash payment of €2.5 million (approximately $3.2 million). We paid this amount in full in October 2014.

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

Results of Operations

Net Loss

Our net loss for the three and six months ended June 30, 2015 totaled $2.2 million or $0.16 per share and $7.0 million or $0.43 per share, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Total revenues	$13,590	$4,432	$24,439	$4,432
Cost of product sales	6,901	5,009	12,469	5,009
Gross profit (loss)	6,689	(577)	11,970	(577)
Total operating expenses	8,954	7,945	18,807	12,589
Loss from operations	(2,265)	(8,522)	(6,837)	(13,166)
Other income (expense)	113	3,884	(177)	2,533
Net loss	$(2,152)	$(4,638)	$(7,014)	$(10,633)

Net Revenues

Period comparisons for net revenues by product are not yet meaningful due to the timing of the acquisition of the CTRM Business in May 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by product (in thousands)	2015	2014	2015	2014
Carticel	$9,063	$3,445	$16,181	$3,445
Epicel	4,274	928	7,913	928
Bone Marrow	253	59	345	59
	$13,590	$4,432	$24,439	$4,432

 Seasonality. Carticel revenue is subject to seasonal fluctuations with stronger sales occurring in the fourth quarter and second quarter due to a number of factors including insurance copay limits and the time of year patients prefer to start rehabilitation. During 2014, the percentage of annual sales by quarter was as follows: 21.6% in the first quarter, 23.7% in the second quarter, 21.8% in the third quarter, and 32.9% in the fourth quarter. Epicel revenue is also subject to seasonal fluctuations mostly associated with the use of heating elements during the colder months, with stronger sales occurring in the winter months of the first and fourth quarters, and weaker sales occurring in the hot summer months of the third quarter. However, in any single year, this trend can be absent due to the extreme variability inherent with Epicel’s low patient volume of fewer than 100 patients per year. Over the last four years, the percentage of annual sales by quarter were as follows: first quarter, 28%; second quarter, 24%; third quarter, 20%; and fourth quarter, 28%. The variability between the same quarters in consecutive years has been as high as 10% of the annual volume. While the number of patients treated per year remains low, we expect these large swings in revenue in some quarters to continue. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Gross Profit and Gross Profit Ratio

Period comparisons for gross profit are not yet meaningful due to the timing of the acquisition of the CTRM Business.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
(In thousands)
Gross profit	$6,689	$11,970
Gross profit %	49.2%	49.0%

Research and Development Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Research and development costs	$3,369	$4,364	$7,746	$7,635

Research and development expenses for the three months ended June 30, 2015 were $3.4 million versus $4.4 million for the same period a year ago. The decrease in research and development expenses is a result of the ixCELL-DCM study, which completed enrollment in January 2015 and incurred minimal expenses in 2015 versus 2014 in addition to the cancelled Critical Limb Ischemia study. The decrease was partially offset by additional research and development costs incurred for MACI, Carticel and Epicel.

Research and development expenses for the six months ended June 30, 2015 were $7.7 million versus $7.6 million for the same period a year ago.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Dilated Cardiomyopathy	$1,866	$3,545	$5,298	$6,598
Critical Limb Ischemia	—	326	—	544
MACI	417	—	607	—
Carticel	522	—	1,000	—
Epicel	564	493	841	493
Total research and development expenses	$3,369	$4,364	$7,746	$7,635

Selling, General and Administrative Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Selling, general and administrative costs	$5,585	$3,581	$11,061	$4,954

Selling, general and administrative expenses for the three months ended June 30, 2015 were $5.6 million compared to $3.6 million for the same period a year ago.  The increase in selling, general and administrative expenses is due to an increase of $1.8 million in sales and marketing expenses from the CTRM business and approximately $0.6 million of increased personnel costs to manage the CTRM business. These increases were partially offset by a decrease in professional service fees which were incurred in 2014 related to the acquisition of the CTRM business.

Selling, general and administrative expenses for the six months ended June 30, 2015 were $11.1 million compared to $5.0 million for the same period a year ago.  The increase in selling, general and administrative expenses is due to approximately $4.7 million in sales and marketing expenses from the CTRM business and approximately $1.4 million in increased information technology, legal, consulting and personnel costs related to integrating and managing the CTRM business in the U.S.  The CTRM business was not part of our business a year ago.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
(Increase) decrease in fair value of warrants	$112	$248	$(205)	$(1,104)
Bargain purchase gain	—	3,634	—	3,634
Foreign currency translation gain (loss)	$(6)	$—	$10	$—
Net interest income	$7	$2	$18	$3
Total other income (expense)	$113	$3,884	$(177)	$2,533

The change in the fair value of warrants in 2015 was primarily due to the increase in our stock price, and the reduction in the time to maturity.  Fluctuations in the fair value of the warrants in future periods could result in significant non-cash adjustments to the condensed consolidated financial statements, however, any income or expense recorded will not impact our cash, operating expenses or cash flow.

The bargain purchase gain of $3.6 million for the three months ended and six months ended June 30, 2014 represents the gain associated with the acquisition of the CTRM Business on May 30, 2014.

Stock Compensation

Non-cash stock-based compensation expense included in cost of goods sold, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Cost of goods sold	$67	$—	$187	$—
Research and development	145	81	357	65
Selling, general and administrative	480	100	1,070	386
Total non-cash stock-based compensation expense	$692	$181	$1,614	$451

The increase in stock-based compensation expense is due primarily to an increase in options granted in the three and six months ended June 30, 2015 compared to the same period in 2014 as a result of an increase in employees as a result of the acquisition of the CTRM business.

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

At June 30, 2015 there was approximately $7.8 million of net capacity remaining on the At-the-Market Sales Agreement with MLV & Co. LLC (formerly McNicoll, Lewis & Vlak), which allowed us to sell our common stock from time to time under a registration statement on Form S-3 filed in June 2011, pursuant to which we registered $100 million of our securities for public sale. The Form S-3 registration statement filed in June 2011 expired in July 2014.

Our cash totaled $20.2 million at June 30, 2015. During the six months ended June 30, 2015, the primary uses of cash included $8.6 million for our operations and working capital requirements.  This use of funds was fueled largely by our operating loss reduced by stock compensation expense of $1.6 million as a result of an increase in personnel, depreciation and amortization expense of $0.7 million as a result of required capital expenditures in conjunction with the purchase of the CTRM business and an increase in fair value of warrants of $0.2 million. The reductions were offset by an increase in accrued expenses of $1.5 million due to an increase in employee related expenses as a result of the additional employees who joined our company during the CTRM business acquisition, other assets of $1.2 million and accounts receivable of $0.8 million, in each case, as a result of increased sales from the acquisition of the CTRM business.

As of June 30, 2015 we had $15.9 million of cash deposited into an Insured Cash Sweep (ICS) program which is administered by Bank of New York Mellon.  This program maximizes our Federal Deposit Insurance Company (FDIC) coverage by dividing our ICS funds into amounts under the standard FDIC maximum and places these amounts with other ICS Network member banks (each an FDIC-insured institute).  These funds are placed in savings accounts at the member banks earning interest while still maintaining insurance coverage.

While we believe that our current cash will be sufficient to sustain operations until the business becomes cash flow positive, actual cash requirements may differ from projections and will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, costs of possible acquisition or development of complementary business activities, the cost of successfully integrating the CTRM business and the related capital expenditure requirements and the cost of product commercialization.  We do not expect to generate positive cash flows from operations for at least a year due to the expected spending for research and development programs, the new systems integration implementation and the cost of marketing and commercializing our products and product candidates.

Off-Balance Sheet Arrangements

At June 30, 2015, we were not party to any off-balance sheet arrangements.

Significant Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Form 10-K for the fiscal year ended December 31, 2014 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Form 10-K for the fiscal year ended December 31, 2014.

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
·       regulatory filing plans;
·       features and successes of our cellular therapies;
·       manufacturing and facility capabilities;
·       clinical trial plans and anticipated results, including publication thereof:
·       anticipation of future losses;
·       replacement of manufacturing sources;
·       integration of the CTRM business and assets;

·       commercialization plans; or
·       revenue expectations and operating results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2015, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Certifying Officers of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules l3a-15(e) and l5d-15(e) under the Exchange Act. Based on the evaluation as of June 30, 2015, our Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the quarter ended June 30, 2015.

Item 6.  Exhibits

The Exhibits listed in the Exhibit Index immediately following the Signature, are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2015

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