Form 10-Q
period 2015-09-30
Vericel Corp
filed 2015-11-13
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015,

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

Large accelerated filer - ☐	Accelerated filer - ☐

Non-accelerated filer - ☐	Smaller reporting company - ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes - ☐  No - ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	23,789,219
(Class)	Outstanding at November 6, 2015

VERICEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$18,724	$30,343
Accounts receivable (net of allowance for doubtful accounts of $54 and $40, respectively)	7,639	8,191
Inventory	1,639	1,920
Other current assets	514	1,036
Total current assets	28,516	41,490
Property and equipment, net	4,315	2,892
Intangible assets	2,987	3,197
Total assets	$35,818	$47,579
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,995	$5,824
Accrued expenses	3,311	4,714
Warrant liabilities	825	1,081
Other	130	210
Total current liabilities	9,261	11,829
Long term debt	81	109
Other long-term liabilities	66	—
Total liabilities	9,408	11,938
COMMITMENTS AND CONTINGENCIES (Note 14)
Shareholders’ equity:
Series B-2 voting convertible preferred stock, no par value: shares authorized and reserved — 39, shares issued and outstanding — 12	38,389	38,389
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 23,789 and 23,786, respectively.	307,207	305,008
Other comprehensive loss	(71)	(71)
Accumulated deficit	(319,115)	(307,685)
Total shareholders’ equity	26,410	35,641
Total liabilities and shareholders’ equity	$35,818	$47,579

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Product sales	$11,309	$9,658	$35,748	$14,090
Total revenues	11,309	9,658	35,748	14,090
Costs and expenses:
Cost of product sales	6,772	5,532	19,241	10,541
Gross profit	4,537	4,126	16,507	3,549
Research and development	3,740	7,835	11,486	15,470
Selling, general and administrative	5,674	4,313	16,735	9,267
Total operating expenses	9,414	12,148	28,221	24,737
Loss from operations	(4,877)	(8,022)	(11,714)	(21,188)
Other income (expense):
Decrease (increase) in fair value of warrants	461	949	256	(155)
Bargain purchase gain	—	—	—	3,634
Foreign currency translation gain (loss)	(5)	154	5	154
Interest income	7	3	29	9
Interest expense	(2)	(1)	(6)	(4)
Total other income (expense)	461	1,105	284	3,638
Net loss	$(4,416)	$(6,917)	$(11,430)	$(17,550)

Net loss per share attributable to common shareholders (Basic and Diluted) (see note 11)	$(0.26)	$(0.82)	$(0.69)	$(2.90)
Weighted average number of common shares outstanding (Basic and Diluted)	23,788	10,273	23,786	7,569

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(4,416)	$(6,917)	$(11,430)	$(17,550)
Other comprehensive loss
Foreign currency translation	—	(75)	—	(70)
Comprehensive loss	$(4,416)	$(6,992)	$(11,430)	$(17,620)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(11,430)	$(17,550)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,182	496
Stock compensation expense	2,188	653
Change in fair value of warrants	(256)	155
Asset retirement obligation	(267)	—
Inventory provision	621	55
Bargain purchase gain	—	(3,634)
Foreign currency translation gain	5	(154)
Gain on sales of fixed assets	(35)	—
Changes in operating assets and liabilities:
Inventory	(339)	434
Accounts receivable	552	(3,930)
Other current assets	521	(855)
Accounts payable	(899)	(69)
Accrued expenses	(1,109)	1,071
Verigen liability payment	—	3,158
Restructuring reserve	—	1,004
Other non-current assets and liabilities, net	(43)	—
Net cash used for operating activities	(9,309)	(19,166)
Investing activities:
Acquisition of CTRM business, net of cash acquired	—	(1,450)
Expenditures for property, plant and equipment	(2,330)	(82)
Other	35	—
Net cash (used for) provided by investing activities	(2,295)	(1,532)
Financing activities:
Net proceeds from issuance of common stock and warrants	11	50,236
Payments on long-term debt	(26)	(6)
Net cash provided by (used in) financing activities	(15)	50,230
Effect of exchange rate changes on cash	—	(13)
Net (decrease) increase in cash	(11,619)	29,519
Cash at beginning of period	30,343	8,059
Cash at end of period	$18,724	$37,578

Supplemental cash flow information (non-cash):
Acquisition of business through issuance of promissory note	$—	$2,500
Additions to equipment in process included in accounts payable	$65	$—
Warrants exchanged for common stock	$—	$965
Equipment acquired under capital lease obligations	$—	$153

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2015 (UNAUDITED)

1.	Organization

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

Successful future operations are subject to several technical hurdles and risk factors, including satisfactory product development, timely initiation and completion of clinical trials, regulatory approval and market acceptance of the Company’s products.

2.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year or for any other period.  The December 31, 2014 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance requiring entities to apply a new model for recognizing revenue from contracts with customers. The guidance will supersede the current revenue recognition guidance and require entities to evaluate their revenue recognition arrangements using a five step model to determine when a customer obtains control of a transferred good or service. The guidance is currently effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016, and may be adopted using a full or modified retrospective application. The Company is currently in the process of evaluating its revenue arrangements under the issued guidance and has not yet determined the impact to its consolidated financial statements.

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

5.	Selected Balance Sheet Components

Inventory as of September 30, 2015 and December 31, 2014:

(In thousands)	September 30, 2015	December 31, 2014
Raw materials	$1,273	$1,078
Work-in-process	202	458
Finished goods	164	384
	$1,639	$1,920

Property and equipment, net as of September 30, 2015 and December 31, 2014:

(In thousands)	September 30, 2015	December 31, 2014
Machinery and equipment	$3,280	$3,135
Furniture, fixtures and office equipment	931	777
Computer equipment and software	2,631	667
Leasehold improvements	2,380	1,691
Construction in process	391	1,019
Total property and equipment, gross	9,613	7,289
Less: Accumulated depreciation	(5,298)	(4,397)
	$4,315	$2,892

Depreciation expense for the three and nine months ended September 30, 2015 was $0.4 million and $1.0 million, respectively, compared to $0.2 million and $0.4 million, respectively, for the same periods in 2014.

Intangible assets, net as of September 30, 2015 and December 31, 2014:

(In thousands)	September 30, 2015	December 31, 2014
Commercial rights	$3,360	$3,360
Less: Accumulated amortization	(373)	(163)
	$2,987	$3,197

Amortization expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively, compared to less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2014, respectively.

Estimated future amortization expense is as follows:

Calendar Years Ending December 31, (In thousands)
2015	$70
2016	280
2017	280
2018	280
2019	280
Thereafter	1,797
Total	$2,987

Accrued expenses as of September 30, 2015 and December 31, 2014:

(In thousands)	September 30, 2015	December 31, 2014
Bonus	$1,483	$2,044
Employee related accruals	1,340	1,281
Accrued expenses	85	605
Asset retirement obligation(a)	53	348
Other	350	436
	$3,311	$4,714

(a) The reduction in the asset retirement obligation is based on final estimate of the obligation to restore the Denmark facility to its original state.

Accumulated other comprehensive loss in 2014 consisted entirely of foreign currency translation activity. Foreign currency translation loss recorded in 2014 was the result of the weakening U.S. dollar and its impact on intercompany balances with the Denmark subsidiary. No changes related to unrealized gains or losses in foreign currency translation were recorded during the three and nine months ended September 30, 2015 due to a change in the functional currency of the Denmark subsidiary from the Danish Krone to the U.S. dollar.

6.	Stock-based Compensation

The Company can issue nonqualified and incentive stock options as well as other equity awards pursuant to its Amended and Restated 2009 Omnibus Incentive Plan, (Option Plan).  Such awards pursuant to the Option Plan may be granted by the Company’s Board of Directors to certain of the Company’s employees, directors and consultants.

During the three and nine months ended September 30, 2015, the Company granted 162,250 and 2,181,100 service-based options to purchase common stock, respectively.  The options were granted with exercise prices equal to the fair market value of the Company’s stock at the grant date; and other than those granted to non-employee directors, generally vest over four years, under a graded-vesting methodology, following the date of grant, and expire after ten years. The Company issues new shares upon the exercise of stock options. The weighted average grant-date fair value of service-based options granted under the Option Plan during the three months ended September 30, 2015 was $2.26. There were no service-based options granted for the three months ended September 30, 2014. The weighted average grant-date fair value of service-based options granted under the Option Plan during the nine months ended September 30, 2015 and 2014 was $2.23 and $2.85, respectively.

The net compensation expense recorded for the service-based stock options related to employees and directors was $0.6 million and $2.2 million for the three and nine months ended September 30, 2015 and $0.2 million and $0.7 million for the three and nine months ended September 30, 2014, respectively.  The compensation cost includes forfeiture adjustments.

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

Nine Months Ended September 30,
Service-Based Stock Options	2015	2014
Expected dividend yield	—%	—%
Expected stock price volatility	77.6 – 88.1%	82.4 – 88.2%
Risk-free interest rate	1.5 – 2.0%	1.7 – 2.2%
Expected life (years)	5.5 – 6.3	5.5 – 6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	477,530	$21.74	8.0	$—
Granted	2,181,100	$3.12
Exercised	3,566	$3.02		$1,343
Expired	13,217	$40.89
Forfeited	125,326	$3.41
Outstanding at September 30, 2015	2,516,521	$6.44	9.0	$240
Exercisable at September 30, 2015	537,756	$16.72	8.0	$—

As of September 30, 2015 there was approximately $3.2 million of total unrecognized compensation cost related to non-vested service-based stock options granted under the Option Plan.  That cost is expected to be recognized over a weighted-average period of 3.2 years.

The total fair value of options vested during the nine months ended September 30, 2015 and 2014 was $1.3 million for both periods.

In addition, our board of directors and shareholders approved the Vericel Corporation Employee Stock Purchase Plan (ESPP), which we implemented effective October 1, 2015 for the first offering period. The ESPP allows for the issuance of an aggregate of 1,000,000 shares of our common stock. Participation in this plan is available to substantially all full-time employees.

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

As a result of the Plan, the Company recorded a restructuring charge of $0.1 million and $3.1 million for the three and nine months ended September 30, 2014, related to the operations in the United States and Denmark, primarily representing cash payments for severance and other personnel-related expenses. Of the total restructuring charge, $2.5 million was recorded in cost of product sales, and $0.6 million was recorded in selling, general and administrative expenses. There was no restructuring reserve as of September 30, 2015 as a result of cash payments made for severance and other personnel-related expenses.

8. Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings.  The following warrants were outstanding at September 30, 2015, and include provisions that could require cash settlement of the warrants or have anti-dilution price protection provisions requiring each to be recorded as liabilities of the Company at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as other income or expense (non-cash) in the Company’s statement of operations in each subsequent period:

	December 2010 Warrants	August 2013 Warrants
Exercise price	$2.55	$4.80
Expiration date	December 15, 2015	August 16, 2018
Total shares issuable on exercise	15,405	724,950

In July 2015, the January 2010 Class A warrants convertible into 226,299 shares of common stock expired unexercised. The fair values of the remaining two classes of warrants are measured using the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is based on the historical rate, which the Company anticipates to remain at zero.

The assumptions used by the Company are summarized in the following tables:

December 2010 Warrants	September 30, 2015	December 31, 2014
Closing stock price	$2.71	$3.04
Expected dividend yield	—	—
Expected stock price volatility	32.8%	99.7%
Risk-free interest rate	—%	0.2%
Expected life (years)	0.21	0.96

August 2013 Warrants	September 30, 2015	December 31, 2014
Closing stock price	$2.71	$3.04
Expected dividend yield	—	—
Expected stock price volatility	87.9%	83.2%
Risk-free interest rate	0.9%	1.2%
Expected life (years)	2.88	3.63

9.	Fair Value Measurements

The Company’s fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

For the nine months ended September 30, 2015 and year-ended December 31, 2014, there were no transfers between levels. The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	September 30, 2015				December 31, 2014
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$825	$—	$821	$4	$1,081	$—	$1,061	$20

The following table summarizes the change in the estimated fair value of the Company’s warrant liabilities:

Warrant Liabilities (In thousands)
Balance at December 31, 2014	$1,081
Decrease in fair value	(256)
Balance at September 30, 2015	$825

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

(In thousands)	September 30, 2015
Balance at December 31, 2014	$20
Decrease in fair value	(16)
Balance at September 30, 2015	$4

10. Preferred Stock

On March 9, 2012, the Company completed the sale of 12,308 shares of Series B-1 Non-Voting Convertible Preferred Stock (Series B-1 preferred stock) at an offering price of $3,250 per share.  In addition to the Series B-1 preferred stock, which was issued at the closing, the Company also authorized Series B-2 Voting Convertible Preferred Stock (Series B-2 preferred stock).  The Series B-1 preferred stock and Series B-2 preferred stock collectively are referred to as the Series B preferred stock.  The Series B preferred stock is convertible, at the option of the holder thereof at any time after the 5 years anniversary of the closing of the offering, (the Conversion date) into shares of common stock at a conversion price of $3.25 per share of common stock.  At any time after the Conversion date, the Company may elect to convert any or all outstanding shares of Series B preferred stock into shares of common stock, subject to certain limitations.  Stock dividends on the Series B preferred stock will be cumulative and compound daily, at a rate of 11.5% per annum, payable upon conversion, liquidation, redemption or other similar events, and payable in cash or Series B-1 preferred stock until the Conversion date.  As of September 30, 2015, there are approximately 311,455 shares of accumulated but undeclared Series B-1 Stock dividends. This increases the net loss attributable to common shareholders in the net loss per common share for the three and nine months ended September 30, 2015 by $1.7 million and $5.0 million, respectively. Unless prohibited by Michigan law governing distributions to shareholders, the Series B-1 preferred stock shall be redeemable at the option of holder of the Series B-1 preferred stock commencing at any time after the Conversion date, liquidation, winding up, dissolution or other similar events, subject to certain terms and limitations.

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

The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts In thousands except per share amounts)	2015	2014	2015	2014
Numerator:
Net loss	$(4,416)	$(6,917)	$(11,430)	$(17,550)
Less: dividends accumulated on convertible preferred stock	1,721	1,534	4,965	4,426
Numerator of basic and diluted EPS	$(6,137)	$(8,451)	$(16,395)	$(21,976)
Denominator:
Denominator for basic and diluted EPS:
Weighted-average common shares outstanding	23,788	10,273	23,786	7,569
Net loss per share attributable to common shareholders (basic and diluted)	$(0.26)	$(0.82)	$(0.69)	$(2.90)

Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options, warrants and preferred stock) that have been excluded from the computations of diluted net loss per common share at September 30, 2015 and 2014 were 4.2 million and 2.3 million, respectively.

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

At September 30, 2015 there was approximately $7.8 million of net capacity remaining on the At-the-Market Sales Agreement with MLV & Co. LLC (formerly McNicoll, Lewis & Vlak) which allowed us to sell shares of our common stock from time to time under a registration statement on Form S-3 filed in June 2011, pursuant to which we registered $100 million of our securities for public sale. The Form S-3 registration statement filed in June 2011 expired in July 2014.

13. Concentration of Credit Risk

Revenue from one customer, a distributor in the U.S., represented approximately 66% and 75% of total revenue during the nine months ended September 30, 2015 and 2014, respectively, and 67% and 75% for the three months ended September 30, 2015 and 2014, respectively. Accounts receivable from the same customer accounted for 66% and 70% of the outstanding accounts receivable as of September 30, 2015 and December 31, 2014, respectively. The next largest customer represented approximately 14% of revenue for the nine months ended September 30, 2015. No other customer accounted for more than 10% of revenue for the three months ended September 30, 2015 or for any period in 2014.

14. Commitments and Contingencies

The Company leases facilities in Ann Arbor, Michigan; Cambridge, Massachusetts and Kastrup, Denmark. In March 2015, the Company amended a portion of the property lease in Ann Arbor which is reflected in the future minimum payments below. In addition to the property leases, the Company also leases various vehicles and computer equipment.

As of September 30, 2015, future minimum payments related to leases are as follows:

(In thousands)	Total	2015	2016	2017	2018	More than 5 Years
Operating leases	$6,916	$1,006	$4,113	$1,450	$347	$—
Capital leases	129	11	43	43	32	—
Total	$7,045	$1,017	$4,156	$1,493	$379	$—

Rent expense for the three and nine months ended September 30, 2015 was $1.3 million and $3.8 million, respectively, compared to $1.4 million and $2.2 million for the same periods in 2014.

15. Subsequent Events

On October 26, 2015, the Company signed a long-term supply agreement with Matricel GmbH for the ACI-Maix collagen membrane used in the manufacture of MACI™. Matricel supplied ACI-Maix membranes used in the production of MACI when it was previously marketed outside the U.S. by Genzyme Corporation, a Sanofi company. Under the agreement, the Company has committed to purchase $0.3 million of material in 2016. In the event that the Biologics License Application is approved for MACI, annual purchase commitments would equal approximately $0.6 million per year. The agreement is effective until December 31, 2022 and contains a 5-year renewal option by the Company and an additional 5-year automatic renewal, unless otherwise terminated.

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

Acquisition of Sanofi’s CTRM Business

On May 30, 2014, we completed the acquisition of the Cell Therapy and Regenerative Medicine (CTRM) business of Sanofi, a French société anonyme (Sanofi), certain assets, including all of the outstanding equity interests of Genzyme Biosurgery ApS (Genzyme Denmark or the Danish subsidiary) (now known as Vericel Denmark Aps), a wholly-owned subsidiary of Sanofi and over 250 patents and patent applications of Sanofi and certain of its subsidiaries and assumed certain liabilities for purposes of acquiring a portion of the CTRM business, which researches, develops, manufactures, markets and sells Carticel, MACI and Epicel (the CTRM Transaction). In consideration for the acquisition of the CTRM business, we paid a total purchase price of approximately $6.5 million, as follows: (a) $4 million was paid in cash on the closing date of the CTRM Transaction, and (b) a $2.5 million promissory note which was paid on July 30, 2014.

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

In consideration for the acquisition of the CTRM business, we paid a total purchase price of approximately $6.5 million, as follows: (a) $4.0 million was paid in cash on the closing date of the CTRM Transaction, and (b) a $2.5 million promissory note which we repaid on July 30, 2014. In accordance with generally accepted accounting principles in the United States of America (U.S. GAAP), we recorded the assets and liabilities of the CTRM business at fair value. The net assets of the CTRM business were valued at $10.0 million, which is in excess of the $6.5 million purchase price, which resulted in a $3.5 million bargain purchase gain. The primary driving factor for the bargain purchase gain was the structure of the CTRM Transaction. As part of the CTRM Transaction, Sanofi funded the Danish subsidiary with $5.0 million in cash in order to fund the restructuring of the Denmark operations and close the facility. Under U.S. GAAP, no restructuring actions were taken by Sanofi prior to our purchase of the CTRM business, and accordingly, there were no restructuring related accruals in the opening balance sheet. Additionally, there were no restrictions on the use of the cash in the Danish subsidiary. In 2014, we implemented our restructuring plans for the Danish subsidiary after the consummation of the CTRM Transaction and recorded restructuring charges in the US and Denmark of $3.0 million and all restructuring expenses were paid by September 30, 2015.

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

Epicel

Epicel is a permanent skin replacement for full thickness burns greater than or equal to 30% of total body surface area (TBSA).  Epicel is regulated by the Center for Biologics Evaluation and Research (CBER) under medical device authorities, and is the only FDA-approved autologous epidermal product available for large total surface area burns. Epicel was designed as a Humanitarian Use Device (HUD in 1998 and a Humanitarian Device Exemption (HDE) application for the product was submitted in 1999. HUDs are devices that are intended for diseases or conditions that affect or are manifested in fewer than 4,000 individuals annually in the United States. Currently, approximately less than 100 patients are treated with Epicel in the U.S. each year.  For the three and nine months ended September 30, 2015, net revenues were $3.2 million and $11.2 million for Epicel, respectively.

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

We currently have a 4-person field force calling upon dedicated burn centers.

MACI

MACI is a third-generation ACI product for the treatment of focal chondral cartilage defects in the knee.  MACI received marketing authorization in Europe in July 2013 by meeting the requirements of the Advanced Therapy and Medicinal Product (ATMP) guidelines.  MACI had been commercially available in the European Union (EU) since 1998.  As part of the June 2014 restructuring we temporarily suspended sales of MACI in August 2014, primarily due to low utilization and an unfavorable pricing environment.  We believe that MACI has significant revenue potential in the U.S., if approved and reimbursed. We plan to submit a BLA to the FDA by the end of 2015 for MACI. The timing and strategy for a possible reintroduction in select EU countries have not yet been determined.

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

Results of Operations

Net Loss

Our net loss for the three and nine months ended September 30, 2015 totaled $4.4 million or $0.26 per share and $11.4 million or $0.69 per share, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Total revenues	$11,309	$9,658	$35,748	$14,090
Cost of product sales	6,772	5,532	19,241	10,541
Gross profit	4,537	4,126	16,507	3,549
Total operating expenses	9,414	12,148	28,221	24,737
Loss from operations	(4,877)	(8,022)	(11,714)	(21,188)
Other income (expense)	461	1,105	284	3,638
Net loss	$(4,416)	$(6,917)	$(11,430)	$(17,550)

Net Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by product (in thousands)	2015	2014	2015	2014
Carticel	$7,736	$7,459	$23,917	$10,904
Epicel	3,246	1,769	11,159	2,697
Bone Marrow	327	244	672	303
MACI	—	186	—	186
	$11,309	$9,658	$35,748	$14,090

 Net revenues increased for the three months ended September 30, 2015 compared to the same period the previous year due primarily to increased Epicel implants and increases in the prices we charge for our products that took effect in the current period.

Period comparisons for net revenues by product for the nine months ended are not yet meaningful due to the timing of the acquisition of the CTRM Business in May 2014.
 Seasonality. Carticel revenue is subject to seasonal fluctuations with stronger sales occurring in the fourth quarter and second quarter due to a number of factors including insurance copay limits and the time of year patients prefer to start rehabilitation. During 2014, the percentage of annual sales by quarter was as follows: 21.6% in the first quarter, 23.7% in the second quarter, 21.8% in the third quarter, and 32.9% in the fourth quarter. Epicel revenue is also subject to seasonal fluctuations mostly associated with the use of heating elements during the colder months, with stronger sales occurring in the winter months of the first and fourth quarters, and weaker sales occurring in the hot summer months of the third quarter. However, in any single year, this trend can be absent due to the extreme variability inherent with Epicel’s low patient volume of fewer than 100 patients per year. Over the last four years, the percentage of annual sales by quarter was as follows: first quarter, 28%; second quarter, 24%; third quarter, 20%; and fourth quarter, 28%. The variability between the same quarters in consecutive years has been as high as 10% of the annual volume. While the number of patients treated per year remains low, we expect these large swings in revenue in some quarters to continue. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Gross Profit and Gross Profit Ratio

Period comparison for gross profit for the nine months ended September 30, 2015 and 2014 is not yet meaningful due to the timing of the acquisition of the CTRM Business.

	Three Months Ended September 30,		Nine Months Ended September 30, 2015
(In thousands)	2015	2014
Gross profit	$4,537	$4,126	$16,507
Gross profit %	40.1%	42.7%	46.2%

Gross profit ratio decreased for the three months ended September 30, 2015 compared to the same period the previous year due to an increase in cost of goods sold due to an increase in software and equipment purchases and facility modifications of $0.6 million as a result of the integration of the CTRM business and above normal inventory write-offs of $0.4 million which we do not expect to reoccur.

Research and Development Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Research and development costs	$3,740	$7,835	$11,486	$15,470

Research and development expenses for the three months ended September 30, 2015 were $3.7 million versus $7.8 million for the same period a year ago and were $11.5 million versus $15.5 million for the nine months ended September 30, 2015 versus the same period a year ago. The decrease in research and development expenses is a result of the ixCELL-DCM study, which completed enrollment in January 2015 and incurred minimal expenses in 2015 versus 2014 in addition to the canceled Critical Limb Ischemia study. In addition, during the three months ended September 30, 2014, at our request, Sanofi entered into a settlement agreement with the former shareholders of Verigen whereby these shareholders agreed to discharge all obligations related to these MACI milestone payments in exchange for a one-time cash payment of €2.5 million (approximately $3.2 million) due within two months from the date when all parties sign the settlement agreement. We are a third-party beneficiary of the settlement agreement and, as agreed in connection with the acquisition of the CTRM Business, we were responsible for reimbursing Sanofi for this €2.5 million payment. The decrease was partially offset by additional research, development and regulatory costs incurred for Carticel and Epicel.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Dilated Cardiomyopathy	$1,930	$3,634	$7,229	$10,232
Critical Limb Ischemia	—	261	—	805
MACI - Verigen	903	3,158	1,509	3,158
Carticel	409	212	1,409	318
Epicel	498	105	1,339	180
MACI	—	465	—	777
Total research and development expenses	$3,740	$7,835	$11,486	$15,470

Selling, General and Administrative Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Selling, general and administrative costs	$5,674	$4,313	$16,735	$9,267

Selling, general and administrative expenses for the three months ended September 30, 2015 were $5.7 million compared to $4.3 million for the same period in the previous year.  The increase in selling, general and administrative expenses is primarily due to an increase of $1.3 million in sales and marketing expenses associated with Carticel and Epicel as well as strategic planning activities for MACI, and approximately $0.6 million of increased personnel costs to manage the expanded business. These increases were partially offset by a decrease in professional service fees which were incurred in 2014 related to the acquisition of the CTRM business.

Selling, general and administrative expenses for the nine months ended September 30, 2015 were $16.7 million compared to $9.3 million for the same period the previous year.  The increase in selling, general and administrative expenses is due to approximately $6.4 million in sales and marketing expenses from the CTRM business and approximately $1.8 million in increased information technology, legal, consulting and personnel costs related to integrating and managing the CTRM business in the U.S.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Decrease (increase) in fair value of warrants	$461	$949	$256	$(155)
Bargain purchase gain	—	—	—	3,634
Foreign currency translation gain (loss)	(5)	154	5	154
Net interest income	5	2	23	5
Total other income (expense)	$461	$1,105	$284	$3,638

The change in the fair value of warrants for the three and nine months ended September 30, 2015 was primarily due to the decrease in our stock price, the reduction in the time to maturity and the expiration of the January 2010 Class A warrants which were unexercised.  Fluctuations in the fair value of the warrants in future periods could result in significant non-cash adjustments to the condensed consolidated financial statements, however, any income or expense recorded will not impact our cash, operating expenses or cash flow.

The bargain purchase gain of $3.6 million for the nine months ended September 30, 2014 represents the gain associated with the acquisition of the CTRM Business on May 30, 2014.

Stock Compensation

Non-cash stock-based compensation expense included in cost of goods sold, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Cost of goods sold	$59	$—	$245	$—
Research and development	109	64	467	129
Selling, general and administrative	406	138	1,476	524
Total non-cash stock-based compensation expense	$574	$202	$2,188	$653

The increase in stock-based compensation expense is due primarily to an increase in options granted in the three and nine months ended September 30, 2015 compared to the same period in 2014 as a result of an increase in the number of employees as a result of the acquisition of the CTRM business.

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

While we believe we have adequate cash to achieve a positive cash flow, we do not expect to generate positive cash flows from our consolidated operations for at least a year and then only if we achieve a combination of product sales growth, improved product margins, and lower selling, general and administrative expenses and research and development expenses.

 We have raised significant funds in order to complete our product development programs, and complete clinical trials needed to market and commercialize our products.  To date, we have financed our operations primarily through public and private sales of our equity securities. The current cash on hand will be sufficient to sustain operations until we become cash flow positive, however, if actual results differ from our projections, we may need to access additional capital. We have access to certain amounts of financing through an agreement with Lincoln Park Capital Fund, LLC (Lincoln Park). We may direct Lincoln Park to purchase up to $15.0 million worth of shares of our common stock over a 30-month period generally in amounts up to 50,000 shares of our common stock on certain business days under a Purchase Agreement. However, there are certain factors, such as volume of trading in our common stock and our stock price, which limit the amount that can be raised in a short period of time. The extent to which we rely on the Lincoln Park Equity Line as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The remaining capacity under this agreement is $11.3 million.

At September 30, 2015 there was approximately $7.8 million of net capacity remaining on the At-the-Market Sales Agreement with MLV & Co. LLC (formerly McNicoll, Lewis & Vlak), which allowed us to sell our common stock from time to time under a registration statement on Form S-3 filed in June 2011, pursuant to which we registered $100 million of our securities for public sale. The Form S-3 registration statement filed in June 2011 expired in July 2014. If we choose to access the remaining capacity, we will file an updated Form S-3 registration statement.

Our cash totaled $18.7 million at September 30, 2015. During the nine months ended September 30, 2015, the primary uses of cash included $9.3 million for our operations and working capital requirements.  This use of funds was fueled largely by our operating loss reduced by stock compensation expense of $2.2 million as a result of an increase in personnel, depreciation and amortization expense of $1.2 million as a result of required capital expenditures in conjunction with the purchase of the CTRM business and inventory provision of $0.6 million. The reductions were offset by an increase in accrued expenses of $1.1 million due primarily to an increase in employee related expenses as a result of the additional employees, an increase in accounts payable of $0.9 million primarily related to timing of payments and expenses incurred since the CTRM business has been fully integrated, and a decrease in fair value of warrants of $0.3 million.

The change in cash used for investing activities is the result of material property plant and equipment purchases as a result of integration of the CTRM business through September 30, 2015 offset by the acquisition of the CTRM business in 2014.

The change in cash provided from financing activities is the result of the September 2014 equity raise as well as Lincoln Park and ATM activity in 2014, all of which did not occur as of September 30, 2015.

As of September 30, 2015 we had $13.5 million of cash deposited into an Insured Cash Sweep (ICS) program which is administered by Bank of New York Mellon.  This program maximizes our Federal Deposit Insurance Company (FDIC) coverage by dividing our ICS funds into amounts under the standard FDIC maximum and places these amounts with other ICS Network member banks (each an FDIC-insured institute).  These funds are placed in savings accounts at the member banks earning interest while still maintaining insurance coverage.

While we believe that our current cash will be sufficient to sustain operations until the business becomes cash flow positive, actual cash requirements may differ from projections and will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, costs of possible acquisition or development of complementary business activities, and the cost of product launch and commercialization of newly approved products.  If MACI receives the required FDA approvals, we may need to raise additional capital in anticipation of introduction of MACI in the U.S. markets.

Off-Balance Sheet Arrangements

At September 30, 2015, we were not party to any off-balance sheet arrangements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2015, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Certifying Officers of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules l3a-15(e) and

l5d-15(e) under the Exchange Act. Based on the evaluation as of September 30, 2015, our Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the quarter ended September 30, 2015.

Item 6.  Exhibits

The Exhibits listed in the Exhibit Index immediately following the Signature, are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2015

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GERARD MICHEL
Gerard Michel
Chief Financial Officer and Vice President, Corporate Development
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1†*	ACI-Maix Supply Agreement, dated October 20, 2015, by and between the Company and Matricel GmbH.

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (furnished herewith).

31.2*	Certification by Chief Accounting Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (furnished herewith).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

† Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
* Filed herewith.

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