Form 10-K
period 2015-12-31
Vericel Corp
filed 2016-03-14
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock, no par value (“Common Stock”), held by non-affiliates of the registrant (based on the closing sales price of the Common Stock as reported on the NASDAQ Capital Market) on June 30, 2015 was approximately $86,924,377. This computation excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding shares of Common Stock, since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2016, 23,852,412 shares of Common Stock, no par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference
Proxy Statement for the Annual Meeting of Shareholders scheduled for May 4, 2016	Items 10, 11, 12, 13 and 14 of Part III

VERICEL CORPORATION

ANNUAL REPORT ON FORM 10-K

i

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in this Annual Report on Form 10-K under “Part I, Item 1A Risk Factors”.
Because our forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different and any or all of our forward-looking statements may turn out to be wrong. Forward-looking statements speak only as of the date made and can be affected by assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Annual Report on Form 10-K will be important in determining future results. Consequently, we cannot assure you that our expectations or forecasts expressed in such forward-looking statements will be achieved. Except as required by law, we undertake no obligation to publicly update any of our forward-looking or other statements, whether as a result of new information, future events, or otherwise.

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

PART I

Item 1. Business

General Information

Vericel Corporation is a leader in developing patient-specific expanded cellular therapies for use in the treatment of patients with severe diseases and conditions. We market two autologous cell therapy products in the United States: Carticel® (autologous cultured chondrocytes), an autologous chondrocyte implant for the treatment of cartilage defects in the knee, and Epicel® (cultured epidermal autografts), a permanent skin replacement for the treatment of patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (TBSA). We are also developing MACI™, a third-generation autologous chondrocyte implant for the treatment of cartilage defects in the knee, and ixmyelocel-T, a patient-specific multicellular therapy for the treatment of advanced heart failure due to ischemic dilated cardiomyopathy (DCM).

The following table summarizes our product portfolio and product candidate pipeline:

PRODUCT
PRECLINICAL
PHASE 1
PHASE 2
PHASE 3
APPROVED
Approved Products
Carticel®
(autologous cultured chondrocytes)
(US)
Epicel®
(cultured epidermal autografts)
(US)
Clinical/Regulatory Programs
maci
matrix-applied characterized autologous cultured chondrocytes
(US)*
PDUFA Date: January 3, 2017
Ixmyelocel-T
ixCELL DCM
Heart Failure Due to Ischemic DCM
FDA Orphan Designation
*Approved, but not currently marketing in the EU

Acquisition of Sanofi’s CTRM Business

On May 30, 2014, we completed the acquisition of the Cell Therapy and Regenerative Medicine (CTRM) business of Sanofi, a French société anonyme (Sanofi), certain assets, including all of the outstanding equity interests of Genzyme Biosurgery ApS (now known as Vericel Denmark ApS), a wholly-owned subsidiary of Sanofi, and over 250 patents and patent applications of Sanofi and certain of its subsidiaries, and assumed certain liabilities for purposes of acquiring the portion of the CTRM business, which researches, develops, manufactures, markets and sells Carticel, MACI and Epicel.

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

•
Increase the operating income from the U.S. Carticel and Epicel business and become profitable without raising additional equity capital unless required for additional strategic transactions or other events;

•	Lower the manufacturing costs for Carticel through an improved ratio of Carticel unit sales to biopsies as well as other efficiencies;

•	Assess and capitalize on opportunities to increase revenue from Carticel and Epicel in the U.S.;

•	Develop and execute on a regulatory strategy for the approval of MACI in the U.S.;

•	Expand Epicel usage in the severely burned patient segment by increasing sales and marketing resources;

•
Capitalize on our recent U.S. Food and Drug Administration (FDA) approval to label Epicel for use in pediatric patients and the related determination from the FDA that Epicel meets the criteria to be sold for profit; and

•	Initiate and complete our pivotal phase 3 clinical trials for the treatment of the orphan indication, advanced heart failure due to ischemic DCM, and evaluate potential strategic collaborations.

Our Products

We believe that our acquired CTRM business has been a pioneer in the development and commercialization of autologous cell therapies. The CTRM portfolio includes three autologous cell therapy products: Carticel (autologous cultured chondrocytes), a first-generation product for autologous chondrocyte implantation (ACI) currently marketed in the U.S., Epicel (cultured epidermal autografts), a permanent skin replacement for full thickness burns in adults and pediatrics with greater than or equal to 30% of TBSA, also currently marketed in the U.S, and MACI (matrix-applied characterized autologous cultured chondrocytes), a third-generation ACI product approved in Europe and for which a Biologics License Application (BLA) is under review by the FDA. Our product candidate portfolio also includes ixmyelocel-T, a patient-specific multicellular therapy currently in development for the treatment of advanced heart failure due to ischemic DCM.

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

Carticel

Carticel, a first-generation ACI product for the treatment and repair of cartilage defects in the knee, is the first and currently the only FDA-approved autologous cartilage repair product. Carticel is indicated for the repair of symptomatic cartilage defects of the femoral condyle (medial, lateral or trochlea) caused by acute or repetitive trauma, in patients who have had an inadequate response to a prior arthroscopic or other surgical repair procedure such as debridement (the removal of damaged or defective cartilage), microfracture (the creation of tiny fractures in the bone to encourage new cartilage development, drilling/abrasion arthroplasty), or osteochondral allograft/autograft (transferring cartilage from one joint to another). Carticel received a BLA approval in 1997 and is currently marketed in the U.S. It is generally used on patients with larger lesions (greater than 3 cm2).

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

Market Opportunity for Carticel

In the U.S. annually, there are approximately 1 million arthroscopic procedures and more than 250,000 cartilage surgical procedures. In addition, approximately 50,000 have full thickness defects greater than 2 cm2. Patients seek retreatment for the repair of larger, symptomatic femoral condyle cartilage defects caused by acute or repetitive trauma. In our experience, patients are often frustrated by recurring symptoms, as they tend to be young, active and motivated to return to a high level of activity.

Typical initial cartilage surgical procedures include chondroplasty (debridement) and/or microfracture. These two procedures account for 98% of all cartilage surgical procedures. Although initial microfracture results demonstrate pain score improvement generally, only patients with Class 1, or the smallest, defects do not experience deterioration after 18 months.  Patients seeking retreatment account for about 2.5% of the cartilage surgical repair market and often receive either allograft, autograft or ACI. Treatment with Carticel provides an opportunity to replace the damaged cartilage with native hyaline cartilage.

In the U.S., the orthopedic physician target audience is very concentrated, with 60% of the current Carticel business originating from approximately 110 physicians. Our target audience is a group of physicians who self-identify as or have the formal specialty of sports medicine physicians. We believe this target audience is approximately 450 physicians. We currently have a 21 person field force calling on these sports-injury targeted orthopedic physician audience. Most private payers have a medical policy that allows treatment with Carticel. The 15 largest payers have a formal medical policy for Carticel, representing 132 million covered lives.

In the year ended December 31, 2015, approximately 1,050 Carticel implants were performed, which generated net revenues of approximately $35.2 million. Carticel revenue is subject to seasonal fluctuations with stronger sales occurring in the fourth quarter and second quarter due to a number of factors including insurance copay limits and the time of year patients prefer to start rehabilitation.  Over the last five years, the percentage of annual sales by quarter has ranged as follows: first quarter, 20% to 24%; second quarter, 24% to 26%; third quarter, 21% to 23%; and fourth quarter, 29% to 33%.

Epicel

Epicel (cultured epidermal autografts) is a permanent skin replacement for full thickness burns greater than or equal to 30% of TBSA. Epicel is currently the only FDA-approved autologous epidermal product available for large total surface area burns. Currently, fewer than 100 patients are treated with Epicel in the U.S. each year. In the year ended December 31, 2015, net revenues were $15.2 million for Epicel.

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

Epicel is a cell-based product that is regulated by the Center for Biologics Evaluation and Research (CBER) under medical device authorities.  Epicel was designated as a Humanitarian Use Device (HUD) in 1998 and a Humanitarian Device Exemption (HDE) application for the product was submitted in 1999.  HUDs are devices that are intended for diseases or conditions that affect fewer than 4,000 individuals annually in the United States.  Under an HDE approval, a HUD cannot be sold for an amount that exceeds the cost of research and development, fabrication and distribution unless certain conditions are met.

A HUD is eligible to be sold for profit after receiving HDE approval if the device meets the following eligibility criteria:

•
The device is intended for the treatment or diagnosis of a disease or condition that occurs in pediatric patients or in a pediatric subpopulation, and such device is labeled for use in pediatric patients or in a pediatric subpopulation in which the disease or condition occurs; or

•
The device is intended for the treatment or diagnosis of a disease or condition that does not occur in pediatric patients or that occurs in pediatric patients in such numbers that the development of the device for such patients is impossible, highly impracticable or unsafe.

If the FDA determines that a HUD meets the eligibility criteria, the HUD is permitted to be sold for profit as long as the number of devices distributed in any calendar year does not exceed the annual distribution number (ADN). The ADN is defined as the number of devices reasonably needed to treat, diagnose or cure a population of 4,000 individuals per year in the United States. The holder of the HDE must immediately notify FDA if the number of devices distributed during a calendar year exceeds the ADN.

 On February 18, 2016, the FDA approved our HDE supplement to revise the labeled indications of use to specifically include pediatric patients and to add pediatric labeling. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with massive burns treated with Epicel relative to the standard care. Due to the change in the label to include use in pediatric patients, Epicel is no longer subject to the HDE profit restrictions. In conjunction with meeting the pediatric eligibility criteria, the FDA has determined that the ADN for Epicel is 360,400 devices.

Market Opportunity for Epicel

Each year in the U.S., more than 40,000 people are hospitalized for burns. More than 2,000 of these patients are treated for burns covering more than 30% of their TBSA, the labeled indication for Epicel. Of these patients, approximately 100 patients were treated with Epicel in 2015. Currently, the mortality rate for this group is approximately 34%, partially due to the lack of healthy tissue from which to harvest autografts. Although age can vary, the typical Epicel patient is young and has suffered full thickness burns due to occupational, household or auto accidents, trash burning with gasoline, inappropriate use of space heaters or carelessness with flammable materials. Many of the most severely burned patients are medivac transported to one of the 128 specialized burn centers across the U.S. While the average acute care hospital has less than 3 admissions for burns annually, these specialized burn centers average over 200 admissions per year.

Relative to clinical need, we believe Epicel is underutilized due to lack of consistent promotional effort and burn center support. We expect Epicel’s utility to grow as commercial and regulatory efforts are appropriately dedicated to the product and providers. In 2014, a single sales representative supported Epicel in 2014, and in 2015, we expanded our Epicel sales force to four.

Epicel revenue is subject to seasonal fluctuations mostly associated with the use of heating elements during the colder months, with stronger sales occurring in the winter months of the first and fourth quarters, and weaker sales occurring in the hot summer months of the third quarter.  However, in any single year, this trend can be absent due to the extreme variability inherent with Epicel’s low patient volume of approximately 100 patients per year.  Over the last five years, the percentage of annual sales by quarter has ranged as follows: first quarter, 27%; second quarter, 25%; third quarter, 20%; and fourth quarter, 28%.  The variability between the same quarters in consecutive years has been as high as 10% of the annual volume. While the number of patients treated per year remains low, we expect these large swings in revenue in some quarters to continue.

MACI

MACI, is a third-generation ACI product for the treatment of focal chondral cartilage defects in the knee. MACI received marketing authorization in Europe in June 2013 by meeting the requirements of the Advanced Therapy and Medicinal Product (ATMP) guidelines based on the results of the SUMMIT trial in which MACI was manufactured at, and supplied from, the Cambridge, Massachusetts site. MACI has been commercially available in the EU since 1998. As part of the June 2014 restructuring, we temporarily suspended the marketing of MACI as of September 2014 primarily due to low utilization and an unfavorable pricing environment. The timing and strategy for a possible reintroduction in select EU countries have not yet been determined. We believe that MACI has significant revenue potential in the U.S., if approved and reimbursed. On March 4, 2016, the FDA accepted the company’s BLA seeking approval to market MACI as an autologous cellular treatment for symptomatic cartilage defects of the knee. The FDA provided a PDUFA (Prescription Drug User Fee Act) goal date of January 3, 2017. In addition, the FDA communicated that it is not currently planning to hold an advisory committee meeting to discuss the application.

Similar to Carticel, during an initial surgical procedure, a surgeon obtains a biopsy of healthy cartilage from the patient and the chondrocytes are isolated, expanded and uniformly seeded onto a bioabsorbable Type I/III collagen membrane to form the autologous implantation. MACI is manufactured in a cGMP manufacturing facility. Unlike Carticel, MACI is implanted during a mini-arthrotomy in which the implant is trimmed to the size of the defect and fixed in the defect with fibrin glue and without sutures.

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

MACI was obtained via the acquisition by Genzyme Corporation, a subsidiary of Sanofi, of Verigen AG (Verigen) in 2005.  As part of its acquisition of Verigen, Genzyme Corporation agreed to make cash payments to Verigen upon the achievement of developmental milestones relating to regulatory and commercialization of MACI in the United States. In connection with our acquisition of the CTRM business, we agreed that if we further developed MACI in the U.S., we would be obligated to pay these milestone payments. In the third quarter of 2014, at the request of the Company, Sanofi entered into a settlement agreement with the former shareholders of Verigen whereby these shareholders agreed to discharge all obligations related to these MACI milestone payments in exchange for a one-time cash payment of €2.5 million (approximately $3.2 million).  We accrued the liability in the third quarter of 2014 and paid the amount in full in October 2014.  This agreement was reached in full settlement of any and all potential obligations to Verigen related to future MACI developmental milestones.

Market Opportunity for MACI

MACI, if introduced in the U.S., should both replace Carticel and expand the market since we believe MACI shares the advantages of Carticel, while being less invasive, shortening procedure time, eliminating the need for a periosteal harvest and having a lower frequency of subsequent surgical interventions.

Marrow Donation

In December 2015, we ceased operations at our bone marrow collection center located in San Diego, California (operated by our wholly-owned subsidiary Marrow Donation, LLC).

Ixmyelocel-T Technology Platform

In 2015, our preapproval stage portfolio also included ixmyelocel-T, a unique patient-specific multicellular therapy derived from an adult patient’s own bone marrow, which utilized our proprietary, highly automated and scalable manufacturing system. Our proprietary cell manufacturing process significantly expands the mesenchymal stromal cells (MSCs) and M2-like anti-inflammatory macrophages in the patient’s bone marrow mononuclear cells while retaining many of the hematopoietic cells. These cell types are known to regulate the immune response and play a key role in tissue repair and regeneration by resolving pathologic inflammation, promoting angiogenesis, and remodeling ischemic tissue. We believe the novelty and advantage of using ixmyelocel-T is the expansion of a unique combination of cell populations, including MSCS and M2-like macrophages, which secrete a distinct combination of angiogenic and regenerative factors, and possess the ability to remain anti-inflammatory in the face of inflammatory challenge.

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

Ixmyelocel-T Clinical Development Programs

Our clinical development program is focused on addressing severe, chronic ischemic cardiovascular disease, an area of high unmet medical need. We have completed our Phase 1/2 clinical trials in DCM, and on March 10, 2016 we announced that our Phase 2b ixCELL-DCM study, which is a randomized, double-blind, placebo-controlled clinical trial for patients with advanced heart failure due to ischemic DCM, had met its primary endpoint of reduction in clinical cardiac events and that ixmyelocel-T has comparable incidence of adverse events, including serious adverse events, relative to patients in the placebo group.

Ixmyelocel-T has been granted a U.S. Orphan Drug designation by the FDA for the treatment of DCM. We also have an ixmyelocel-T investigator-initiated clinical study for the treatment of craniofacial reconstruction, for which we expect results by the first half of 2016, and we have conducted clinical studies for the treatment of CLI.

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

While these exploratory Phase 2a studies were not powered for determining differences in efficacy between treatment groups, there were consistent trends of clinically meaningful improvement in clinical endpoints observed in the ischemic DCM groups in both studies. In these studies, fewer ischemic patients treated with ixmyelocel-T experienced a MACE during follow up compared to control patients, representing greater than 50% reduction in the number of patients having a MACE event. A similar benefit was not seen in the non-ischemic patients. Heart failure exacerbation was the most common MACE. In the combined ischemic DCM groups across both studies, MACE were experienced by a lower percentage of ixmyelocel T-treated patients compared to control patients, representing greater than 50% reduction in the number of patients having a MACE event. Likewise, patients in the combined ischemic DCM groups that were treated with ixmyelocel-T had a reduction in the average number of MACE events per patient. MACE is the recommended endpoint (mortality and cardiovascular hospitalizations) in Phase 3 heart failure studies as stated in the FDA 2009 Somatic Cell Therapy for Cardiac Diseases Draft Guidance. Consistent positive trends also were observed in several secondary efficacy measures in the ischemic DCM groups. The majority of ixmyelocel-T-treated patients with ischemic DCM, but not control patients, had statistically significant improvement in New York Heart Association (NYHA) Class that was sustained over the 12 months following treatment. Improvement in NYHA Class is considered clinically meaningful. Additionally, a higher percentage of ixmyelocel T-treated ischemic DCM patients showed a clinically meaningful improvement in self-reported quality of life and a statistically significant increase in six-minute walk distance compared to the ischemic DCM control patients. Since the initiation of the trial, 28 clinical trial sites have treated 114 patients.

We completed enrolling and treating patients in our completed Phase 2b ixCELL-DCM study in February, 2015. Patients were followed for 12 months for the primary efficacy endpoint of major adverse cardiovascular events, defined as all-cause deaths, all-cause hospitalizations, and unplanned outpatient or emergency department visits for IV treatment of acute worsening heart failure. On March 10, 2016, we announced the trial had met its primary endpoint of reduction in clinical cardiac events and that the incidence of adverse events, including serious adverse events, in patients treated with ixmyelocel-T was no greater than in patients in the placebo group.  Patients are now being followed for an additional 12 months for safety. Because the trial met the primary endpoint, patients who had been assigned to the placebo group or randomized to ixmyelocel-T in the double-blind portion of the trial but did not receive ixmyelocel-T will be offered the option to receive treatment.

Production

Cell Manufacturing and Cell Production Components

Our cell-manufacturing facility is located in Cambridge, Massachusetts, is used for U.S. manufacturing and distribution of Carticel, Epicel manufacturing and worldwide distribution and also manufactured MACI for the SUMMIT study conducted for approval in Europe and for a small number of MACI implants following suspension of sales in the EU. The Cambridge facility also houses our research and development function, which is responsible for process development, release assay development, and technology transfers between sites and departments.

We also operate a centralized cell manufacturing facility in Ann Arbor, Michigan. The facility supports the current open label extension of the ixCELL-DCM clinical trial being conducted in the United States and Canada and we believe it has sufficient capacity, with minor modifications, to supply our Phase 3 trial and limited initial commercialization requirements. To treat a significant portion of the United States ischemic DCM patient population we will need to establish and operate larger commercial-scale cell manufacturing facilities. We have reached agreement with the FDA on Chemistry, Manufacturing and Control (CMC) which was completed as part of the Special Protocol Assessment process with the FDA for the Phase 3 REVIVE clinical trial.

Our ixmyelocel-T patient-specific multicellular therapies are manufactured using our proprietary Aastrom Replicell System (ARS) cell manufacturing system. Our manufacturing process is conducted in a highly-automated, fully-closed and rigorously controlled system. Our system is modular and thus both highly scalable and reproducible and is located in a 5,000-square-foot centralized manufacturing facility in Ann Arbor, Michigan. We believe the ARS based production is conducted under cGMP requirements of the FDA and has a current annual capacity to treat up to 1,500 patients. Upon approval we can scale-up to meet demand simply by adding additional ARS modules into existing and new clean rooms.

We have established relationships with various third parties who manufacture and/or supply certain components, equipment, disposable devices and other materials used in our cell manufacturing process to develop our cell products, as well as our final assemblies, component parts, subassemblies and associated spare parts used in the instrumentation platform of our cell production system.

In October 2010, we entered into a contract manufacturing and supply agreement (Supply Agreement) with ATEK Medical, LLC (ATEK) for the manufacture of our proprietary cell cassette for use in our manufacturing process. In November 2011, ATEK was purchased by Vention Medical, Inc. (Vention) and currently operates as a division of Vention. There were no changes to the terms of the Supply Agreement as a result of this purchase.

Pursuant to the terms of the Supply Agreement, we have granted Vention the exclusive right to manufacture our proprietary cell cassette, which includes assembly, labeling, packaging and sterilization. Vention is responsible for obtaining all of our approved components pertaining to the cassettes and we are obligated to order and purchase the cassettes from Vention on an agreed upon schedule and in agreed upon quantities. In addition, we provided Vention with reasonable engineering support to initiate and ramp up manufacturing of the cassettes and expect to supply all manufacturing equipment. We are in the process of renegotiating a longer term supply agreement with Vention.

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

The bulk of our ongoing research is based on ixmyelocel-T, our unique multicellular product produced from a patient’s bone marrow using our proprietary manufacturing system. We have demonstrated in the laboratory that the cells in our therapy are capable of multiple biological activities thought to play a critical role in repairing diseased and damaged tissues. These activities include aspects of tissue remodeling, promotion of angiogenesis and resolution of inflammation. In addition to these properties demonstrated in vitro, we have also shown that the therapy increases blood perfusion in both rat and mouse models of CLI. We have conducted preclinical studies designed to further characterize the mechanism of action of our product in the treatment of cardiovascular diseases as well as explore other potential disease states which may benefit from the use of ixmyelocel-T.

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

As part of the acquired CTRM business, we acquired a multinational intellectual property estate. The intellectual property estate includes patents and patent applications directed to chondrocyte implants and related technologies. Although we do not own any patents or patent applications relating to Epicel, many of the processes and techniques are trade secrets and would be difficult to replicate without significant investment and time. We do own issued patents directed to the combinations of chondrocytes and collagen membranes used in MACI, which are scheduled to expire in August of 2016 in the U.S. and in August of 2017 abroad. When these patents expire, our opportunity to establish or maintain product revenue could be substantially reduced or eliminated. See “Risk Factors - Risks Related to Intellectual Property” below for additional information. In certain foreign countries, selected patent rights covering Carticel are scheduled to expire in 2022.

We also own a broadly filed trademark portfolio with registrations for Carticel, MACI, and Epicel.

The processes and technologies related to ixmyelocel-T include 3 issued United States patents. These patents are material patents that protect our cellular therapy.

Certain patent equivalents to the United States patents have also been issued in other jurisdictions including Australia, Japan, and Canada, and under the European Patent Convention. Our most significant patent that protects the composition of the cellular therapy directly, “Mixed cell populations for tissue repair and separation technique for cell processing” (U.S. Patent 7,871,605), was issued in January 2011 and will expire in 2029. A divisional application of 7,871,605 (U.S. Patent 8,158,122) for administration of this composition to patients was issued in April 2012 and will expire in 2027. A second divisional application of 7,871,605 (U.S. Patent 8,394,631) directed to the methods of manufacture of our cell compositions was issued in March 2013 and will expire in 2027. In addition, we have 2 pending United States patent applications and equivalent applications in certain other countries claiming other aspects of our cell products and manufacturing processes. We own all of these patents, Patents that protected our automated bioreactor device and culture system expired in 2015, but we will continue to rely on trade secrets and un-patentable know-how.

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

Certain of our licensors’ research has been funded in part by the Department of Commerce and by a Small Business Innovation Research Grant obtained from the Department of Health and Human Services. As a result of such funding, the United States government has certain rights in the technology developed with such funding. These rights include a non-exclusive, fully paid-up, worldwide license under such inventions for any governmental purpose. In addition, the United States government has the right to require us to grant an exclusive license under any of such inventions to a third party if the United States government determines that: (i) adequate steps have not been taken to commercialize such inventions; (ii) such action is necessary to meet public health or safety needs; or (iii) such action is necessary to meet requirements for public use under federal regulations. Additionally, under the federal Bayh-Dole Act, a party which acquires an exclusive license for an invention that was partially funded by a federal research grant is subject to the following government rights: (i) products using the invention which are sold in the United States are to be manufactured substantially in the United States, unless a waiver is obtained; (ii) the government may force the granting of a license to a third party who will make and sell the needed product if the licensee does not pursue reasonable commercialization of a needed product using the invention; and (iii) the United States government may use the invention for its own needs.

Sales and Marketing

Both our marketed and development stage products are specialty products with focused physician and institutional call points. The U.S. Carticel commercial organization is comprised of approximately 28 employees, including Cell Therapy Specialists and Regional Sales Directors.  The target audience is a small (well under 1,000) set of sports medicine orthopedic surgeons. We expect to utilize the same sales force for MACI.

Reimbursement coverage for Carticel is widespread. The 15 largest payers, representing approximately 98% of commercial lives, have a formal medical policy that allows treatment with Carticel within labeled indications. These 15 plans represent approximately 132 million covered lives and include the top five national plans—WellPoint, United Healthcare, Aetna, CIGNA and Humana.

US Bioservices Corporation (USB) is the exclusive distributor of Carticel in the United States. USB purchases and takes title to Carticel upon shipment of the product. USB works with the payers on behalf of patients and surgeons to ensure medical coverage and to obtain reimbursement for Carticel implantation procedures. We retain all responsibility for shipment of the product to the surgical suite and may have certain indemnification obligations to USB. By mid-year 2016 we expect to improve our distributor model through an extensive request for proposal process, which includes USB.

Sales of Epicel are supported by four Cell Therapy Specialists. This represents an expansion over past support levels. Since there are approximately 128 specialized burn centers in the U.S. increasing coverage to the majority of the target audience should be feasible with only a small number of incremental Cell Therapy Specialists.

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

The FFDCA and other federal and state statutes and regulations govern the research, testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, use, adverse event reporting, advertising and promotion of our products. Noncompliance with applicable requirements can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve our product approval applications or to allow us to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

Product Approval

In order to obtain FDA license, or approval of, a new biological product, sponsors must submit proof of safety, purity and potency, or effectiveness. In most cases, such proof entails extensive nonclinical, also known as preclinical studies in animal models and well-controlled clinical trials in human subjects. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive, may take several years to complete and could have an uncertain outcome. The FDA regulatory review and approval process is complex and can result in request for additional data, increase development cost, time to market delays, or preclude us from bringing to market new products. The FDA may also require post-marketing studies and risk-management plans as condition to approval. These requirements will add to the cost of regulatory compliance and the cost to sell our products, due to complex distribution and restricted commercial operations. Product approvals may be withdrawn if compliance with applicable regulations is not maintained or if safety issues are identified during routine safety monitoring following commercialization. For patented technologies, product development and the regulatory review/ approval process can materially reduce the period during which we will have the exclusive right to exploit such technologies. Regulatory exclusivity may offer some additional protection.

Adequate and well-controlled clinical studies are required by the FDA for approval of a BLA. To conduct a clinical trial the study sponsor is required to submit an Investigational New Drug (IND) application including the study protocol prior to commencing human clinical trials. The submission must be supported by data, typically including the results of nonclinical, manufacturing and laboratory testing. The conduct of the nonclinical tests must comply with Good Laboratory Practice (GLP), and GMP requirements. Long term nonclinical testing, such as animal reproductive toxicity and carcinogenicity, is conducted if warranted and is submitted to the IND to support a future BLA. Following the initial submission of the IND, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If questions or objections are not raised within that period, the clinical trial may commence according to the investigational protocol submitted to the FDA and following Institutional Review Board (IRB) approvals for each of the clinical sites where the study will be conducted. Protocol amendments need to be submitted and approved by FDA prior to implementation. We have submitted several INDs for our cell products, and we have conducted clinical trials under these INDs.

Carticel, MACI and ixmyelocel-T are regulated by the FDA as biologics. For products that are regulated as biologics, the FDA requires: (i) nonclinical animal testing to establish a starting dose for initiation of clinical trials in humans; (ii) submission to the FDA of an IND application, which must become effective prior to the initiation of human clinical trials; (iii) adequate and well-controlled clinical trials to demonstrate the safety, purity and potency, or effectiveness, of the product for its intended use; (iv) submission to the FDA of a BLA; and (v) review and approval of the BLA as well as pre-approval inspections of the manufacturing facility by the FDA.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap:

•
Phase 1—The biological product is initially tested for safety and tolerability. In the case of biological products and those for severe or life-threatening diseases, the initial human testing is generally conducted in patients. These trials may also provide early evidence on effectiveness.

•
Phase 2—These trials are conducted in a limited number of subjects in the target population to determine a safe and effective dosage to evaluate in Phase 3 and to identify possibly related adverse effects and safety risks. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•
Phase 3—Phase 3 trials are undertaken to provide evidence of clinical efficacy and to further evaluate dosage, potency, and safety in an expanded patient population at multiple clinical trial sites. Phase 3 studies are performed after preliminary evidence suggesting effectiveness of the product has been obtained, and are intended to establish the overall benefit-risk relationship of the investigational product, and to provide an adequate basis for product approval and labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials may be required by the FDA as a condition of approval and are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA has express statutory authority to require post-market clinical trials to address safety issues. All of these trials must be conducted in accordance with good clinical practice (GCP) requirements in order protect the health and safety of human subjects and for the data to be considered reliable for regulatory purposes.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the IND. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events; any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects; or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully or within any specified period, or at all. Regulatory authorities, a data safety monitoring board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk. Similarly, an Institutional Review Board (IRB) can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with the use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency, and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA review and approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all nonclinical, clinical, and other testing and a compilation of data relating to the quality and manufacture of the product, including, chemistry, manufacture, and controls, to demonstrate the safety, purity and potency, or efficacy, of the product based on these results. The cost of preparing and submitting a BLA is substantial. Under federal law, the submission of most BLAs is subject to an application user fee, as well as annual product and establishment user fees, which may total several million dollars and are increased annually.

The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. Most such applications for standard review biologics are reviewed within ten months from the date the application is accepted for filing. Although FDA often meets its user fee performance goals, the FDA can extend these timelines as warranted. FDA review goals are to review 90 percent of BLA’s within 10 months. The FDA usually refers applications for novel biologics, or biologics which present difficult questions of safety or efficacy, to an advisory committee-typically a panel that includes clinicians and other experts-for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a BLA, the FDA will typically inspect one, or more, clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the biologic is manufactured. The FDA will not approve the product unless it verifies that compliance with requirements for cGMP is satisfactory and the BLA contains data that provide substantial evidence that the biologic is safe, pure and potent, or effective, for the intended use.

For certain products, the FDA also will not approve the product if the manufacturer is not in compliance with the Good Tissue Practices (GTPs). These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products (HCT/Ps), which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. To assure GMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

After the FDA evaluates the BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter means that the BLA will not be approved in its present form and generally outlines the deficiencies in the submission. Complete responses may require substantial additional testing, or information, in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction, the FDA will issue an approval letter. The FDA’s regulations provide that the agency will review such resubmissions in two or six months depending on the type of information included. The FDA approval is never guaranteed, and the FDA may refuse to approve a BLA if the regulatory requirements are not satisfied.

An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. The approval for a biologic may be significantly more limited than requested in the application, including limitations on the specific diseases and dosages or the indications for use, which could restrict the commercial value of the product. The FDA may also require that certain contraindications, warnings, or precautions be included in the product labeling. In addition, as a condition of BLA approval, the FDA may require a risk evaluation and mitigation strategy (REMS) to help ensure that the benefits of the biologic outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS or use of a companion diagnostic with a biologic can materially affect the potential market and profitability of the biologic. Moreover, product approval may require, as a condition of approval, substantial post-approval testing and surveillance to monitor the biologic’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory requirements and standards is not maintained or problems are identified following initial marketing.

Under current requirements, facilities manufacturing biological products for commercial distribution must be registered with the FDA. To accomplish this, an establishment registration must be filed with the FDA. In addition to the preclinical studies and clinical trials, the BLA includes a description of the facilities, equipment and personnel involved in the manufacturing process. A biologics license, which is the product’s approval, is granted on the basis of inspections of the applicant’s facilities in which the primary focus is on compliance with cGMP and the ability to consistently manufacture the product in the facility in accordance with the BLA. If the FDA finds the results of the inspection unsatisfactory, it may decline to approve the BLA, resulting in a delay in production of products.

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

Except in certain circumstances, HUDs approved under an HDE cannot be sold for an amount that exceeds the costs of research and development, fabrication, and distribution of the device (i.e., for profit). Under the current HDE provision, as amended by FDASIA, a device is eligible to be sold for profit after receiving HDE approval if the device is intended for the treatment or diagnosis of a disease or condition that occurs in pediatric patients or in a pediatric subpopulation, and such device is labeled for use in pediatric patients or in a pediatric subpopulation in which the disease or condition occurs; or is intended for the treatment or diagnosis of a disease or condition that does not occur in pediatric patients or that occurs in pediatric patients in such numbers that the development of the device for such patients is impossible, highly impracticable, or unsafe.  If the FDA makes a determination that a HUD meets the eligibility criteria, the HUD is permitted to be sold for profit after receiving HDE approval as long as the number of devices distributed in any calendar year does not exceed the ADN for the device. The holder of the HDE must immediately notify the FDA if the number of devices distributed during a calendar year exceeds the ADN. The ADN is determined by the FDA when the agency approves the original HDE application; or when the agency approves an HDE supplement for an HDE approved before the enactment of FDASIA if the HDE holder seeks a determination for the HUD in an HDE supplement based upon the profit-making eligibility criteria, and the FDA determines that the HUD meets the eligibility criteria.

Regulation of Combination Products in the United States

Certain products may be comprised of components that would normally be regulated under different types of regulatory authorities and frequently by different centers at the FDA. These products are known as combination products. Specifically, under regulations issued by the FDA, a combination product may be:

•	A product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity;

•	Two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, device and biological products, or biological and drug products;

•
A drug, or device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, or device, or biological product where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or

•
Any investigational drug, or device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

Under the FFDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. That determination is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a device-biologic combination product is attributable to the biologic product, the FDA center responsible for premarket review of the biologic product would have primary jurisdiction for the combination product. The FDA has also established an Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute.

FDA Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products and devices continues after approval, particularly with respect to cGMP. We will rely, and expect to continue to rely, on third parties to manufacture or supply certain components, equipment, disposable devices and other materials used in our manufacturing process for any products that we commercialize or may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP and other FDA regulatory requirements. Other post-approval requirements applicable to biological products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, monitoring and reporting of adverse effects, reporting updated safety and efficacy information, periodic reporting requirements and complying with electronic record and signature requirements.  Similarly, there are a number of post-marketing requirements for devices, including medical device reporting regulations that require manufacturers to report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and corrections and removal reporting regulations that require manufacturers to report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health. Additionally, devices must comply with the cGMP requirements that are set forth in the FDA’s Quality System Regulation (QSR).

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

Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements, by us or our suppliers, may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, license revocation, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

A patent term extension is only available when the FDA approves a biological product for the first time. We believe MACI and the manner in which it is manufactured have not been previously approved by the FDA. However, we cannot be certain that the PTO and the FDA will agree with our analysis or will grant a patent term extension.

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

Biosimilars
The Patient Protection and Affordable Care Act, or the Affordable Care Act, includes the Biologics Price Competition and Innovation Act of 2009. That Act created an approval pathway authorizing the FDA to approve biosimilars and interchangeable biosimilars. Biosimilars are biological products which are “highly similar” to a previously approved biologic product or “reference product” and for which there are no clinically meaningful differences between the biosimilar product and the reference product in terms of the safety, purity, and potency as shown through analytical studies, animal studies and a clinical study or studies. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biosimilar and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation, which are still being worked out by the FDA. A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product.

Pediatric Research Equity Act

Under the Pediatric Research Equity Act, or PREA, a BLA or BLA supplement must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, for a new product, new indication or dosage form. The intent of PREA is to compel sponsors whose products have pediatric applicability to study those products in pediatric populations, rather than ignoring pediatric indications for adult indications that could be more economically desirable. FDA may grant deferrals for submission of data or full or partial waivers. By its terms, PREA does not apply to any biological product for an indication for which orphan designation has been granted, unless the FDA issues regulations saying otherwise. Because the FDA has not issued any such regulations, submission of a pediatric assessment is not required for an application to market a product for an orphan-designated indication, and waivers are not needed at this time.  However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

Advertising and Promotion

Once an FDA-regulated product is approved, the product will be subject to continuing post-approval regulatory requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of biologics and devices including standards and regulations for direct-to-consumer advertising and promotional activities involving the internet. The agency also prohibits the off-label promotion of biologics and devices, and provides guidance on industry-sponsored scientific and educational activities to ensure that these activities are not promotional. Failure to comply with these requirements can result in significant penalties, including the issuance of warning letters directing a company to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and federal and state civil and criminal investigations and prosecutions.

Biologics and devices may be marketed only for the approved or cleared indications and may only make claims for the product that are covered by the approval or clearance. For BLAs, changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs.  Similarly, changes to approved or cleared devices may require FDA’s premarket review.

While doctors are free to prescribe any product approved by the FDA for any use, a company can only make claims relating to safety and effectiveness of a biological product or device that are consistent with the FDA approval or clearance, and the company is allowed to actively market and promote a biological product or device only for the particular use and treatment approved or cleared by the FDA. In addition, any claims we make for our products in advertising or promotion must be appropriately balanced with important safety information and otherwise be adequately substantiated. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, injunctions and potential civil and criminal penalties.

Orphan Drug

Under the Orphan Drug Act, the FDA may grant orphan drug designation to biologics intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the United States, or affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for such disease or condition will be recovered from sales of such drug. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not necessarily convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular product to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity, which would most likely run concurrently with the exclusivity, if any, received from the time of first licensure of a reference product, does not prevent the FDA from approving a different biologic for the same disease or condition, or the same biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

The Food and Drug Administration Safety and Innovation Act (FDASIA) added Section 529 to the Federal Food, Drug, and Cosmetic Act. Pursuant to that provision, FDA will award priority review vouchers to sponsors of rare pediatric disease product applications that meet certain criteria after approval of the application. The priority review voucher may be used by the sponsor or sold/transferred to another.

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

As noted above, in the United States, we are subject to complex laws and regulations pertaining to healthcare “fraud and abuse,” including, but not limited to, the federal Anti-Kickback Statute, the federal False Claims Act, and other state and federal laws and regulations. The Anti-Kickback Statute makes it illegal for any person, including a biological product manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase or order of an item for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws and the potential for additional legal or regulatory change in this area, it is possible that our future sales and marketing practices and/or our future relationships with physicians might be challenged under anti-kickback laws, which could harm us. Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we plan to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject.

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

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, a provision of the Patient Protection and Affordable Care Act, referred to as the Sunshine Act, requires biological product manufacturers to track and report to the federal government certain payments or other transfers of value made to physicians and teaching hospitals made in the previous calendar year. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

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

Patients suffering catastrophic burns over a significant portion of total body surface area have few options for permanent skin coverage. When undamaged skin is available, a procedure known as meshed split-thickness auto-grafting can be considered. However, this option becomes less viable as the percentage of total body surface area burn increases. Epicel is a lifesaving therapy and represents the only option for patients with TBSA burns greater than 70%. In lower TBSA (<50%) Avita Medical is developing ReCell® for the U.S. market for patients with TBSA burns lower than 50%, with a late stage trial and project approval expected in 2017. ReCell is an on-site preparation of autologous epithelial cells suspension.

We are investigating ixmyelocel-T, an autologous cell therapy, in ischemic dilated cardiomyopathy (ischemic heart failure) and recently completed the blinded portion of the Phase 2b clinical trial and announced that the trial had met its primary endpoint of reduction in clinical cardiac events and that incidence of adverse events, including serious adverse events, in patients treated with ixmyelocel-T was comparable to patients in the placebo group. Competitor cell (autologous and allogeneic) and gene therapies are currently under clinical development in Phases 1, 2 and 3 in heart failure patients. Examples are, Mesoblast Ltd., which is conducting a Phase 3 trial with allogeneic cell therapy and Cardio3 Biosciences which completed enrollment in an EU based Phase

3 trial with a bone marrow derived autologous therapy with stated plans to initiate a U.S. Phase 3 trial. Gene therapies are being evaluated in Phase 2 trials by Juventas Therapeutics, Inc. and Celladon Corporation.

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

Employees

As of December 31, 2015, we employed approximately 190 full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Executive Officers

The following table presents our executive officers and key employees and their respective ages and positions as of December 31, 2015:

Name	Position	Age	Executive Officer Since
Dominick C. Colangelo (1)	President and Chief Executive Officer	53	2013
Daniel R. Orlando (1)	Chief Operating Officer	50	2012
David Recker, MD	Chief Medical Officer	58	2013
Gerard Michel (1)	Chief Financial Officer & Vice President of Corporate Development	52	2014
Ross Tubo, PhD	Chief Scientific Officer	56	2014

(1) Denotes Executive Officer

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

Daniel R. Orlando — Mr. Orlando joined Vericel as Chief Commercial Officer in August of 2012. Mr. Orlando served as interim Chief Executive Officer of Vericel from December 2012 to March 2013.  He has more than 20 years of commercial product preparation and launch experience including leadership roles in sales, marketing and most recently as a vice president of business development for North and South America at Takeda Pharmaceuticals U.S.A., Inc., a wholly owned subsidiary of Takeda Pharmaceutical Limited (Takeda North America) from January 1999 to March 2012.  As an early employee at Takeda North America, he served as the original brand director for Actos, which became the #1 branded anti-diabetic agent in the United States. Mr. Orlando’s initial pharmaceutical experience came in progressively expanding roles in sales and marketing at Abbott

Laboratories. He holds an MBA from Florida Atlantic University and a BA in Economics with Honors from the University of Florida.

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

Gerard Michel — Mr. Michel joined Vericel in June of 2014 with over 25 years of experience in the pharmaceutical industry across multiple functional areas.  He has considerable experience in business development, raising capital and executing successful financial transactions. Mr. Michel was formerly chief financial officer and vice president, corporate development of Biodel Inc. from November 2007 to May 2014, where he oversaw strategic development, fundraising and capital structure management, marketing efforts, investor relations, and financial reporting and internal controls. Prior to his role at Biodel, from August 2002 to November 2007, Mr. Michel served as chief financial officer and vice president of corporate development of NPS Pharmaceuticals Inc, where he led the first syndicated royalty monetization. Prior to that, Mr. Michel was a Principal at Booz Allen Hamilton Inc. and also held a variety of commercial roles at both Lederle Labs and Wyeth Labs. Mr. Michel holds an M.S. in Microbiology from the University of Rochester School of Medicine, an M.B.A. from the Simon School of Business, and a B.S. in both Biology and Geology from the University of Rochester.

Ross Tubo, PhD — Dr. Tubo joined Vericel in April 2014 with more than twenty years of experience in cell therapy, regenerative medicine, and stem cell biology. Prior to joining Vericel, Dr. Tubo served as a Principal of Research Translation, LLC from November 2010 to March 2014. Dr. Tubo was a pioneer in the research, development, and commercialization of the first autologous cell therapy for articular cartilage repair, known as Carticel.  As Vice President of Stem Cell and Chemokine Biology for Genzyme Corporation, a position he held from 1998 to 2010, he developed a world-class research organization designed to understand the underlying cell and molecular mechanism(s) of action of mesenchymal stem cells (MSCs) in autoimmune disease and cancer.  These efforts led to the identification of specific therapeutic targets for treatment of these diseases.  He holds a Ph.D. in Cell and Molecular Biology from the State University of New York at Buffalo and completed post-doctoral studies at Harvard Medical School.

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

We have incurred net losses each year since our inception in 1989, including net losses of $16.3 million and $19.9 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had accumulated a deficit of approximately $324.0 million and had $14.6 million of cash. Based on our current plan and cash on hand, we believe that we are well positioned to sustain our operations until we achieve profitability.

Although we believe we will achieve profitability without the need to raise additional capital, we may continue to incur significant operating losses over the next several years despite sales increasing and margins improving, due to continuing expenses related to our research and development programs, and the expense associated with continuing the commercialization of our approved products and completing the development of our product candidates.  We cannot predict with any certainty the amount of future losses. Our ability to maintain profitability will depend on, among other things, increasing sales of our current products, improving gross margins, successfully commercializing our new products, completing the development of our product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components and the possible acquisition and development of complementary products.  Therefore, we may not be able to achieve or sustain profitability.

In the longer term, we may need to raise additional funds in order to continue to complete product development programs and complete clinical trials needed to obtain approval for and commercialize our current product candidates or to capitalize on potential strategic opportunities. We cannot be certain that actual results will not differ materially from our current projections and that current capital will be sufficient to achieve profitability nor that funding will be available on favorable terms, if at all. Some of the factors that will impact our ability to raise additional capital and our overall success include:

•	The rate and degree of progress of our product development;

•	tThe ability to maintain our manufacturing facility's compliance with U.S. Food and Drug Administration (FDA) requirements including establishment and license fees;

•	The rate of regulatory approval to proceed with clinical development programs;

•	The level of success achieved in clinical trials;

•	The requirements to maintain marketing authorization and licenses from regulatory bodies in the United States and other countries in good standing;

•	The liquidity and market volatility of our equity securities;

•	Regulatory and manufacturing requirements and uncertainties; and

•	Staying ahead of technological developments by competitors.

While we have access to certain amounts of financing through a loan and security agreement (Loan and Security Agreement) that we entered into with Silicon Valley Bank (SVB) in March 2016 (SVB Facility), an agreement with Lincoln Park Capital Fund, LLC (Lincoln Park), and an at-the-market sales agreement (ATM) with MLV & Co., LLC (MLV) (formerly McNicoll, Lewis & Vlak) there are certain factors, such as volume of trading in our common stock and our stock price and the ability to terminate the agreement with notice, which limit the amount that can be raised in a short period of time through these agreements with Lincoln Park and the ATM.  In addition there are limits to our borrowing level with SVB based on financial ratios and accounts receivable balance. If funding is needed and we cannot raise such funds, we will not be able to develop, manufacture or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would have a material adverse impact on our business, financial condition and results of operations.

We may not be able to raise the required capital to conduct our operations, develop and commercialize our product candidates and otherwise grow and expand our business.

Notwithstanding the net proceeds of approximately $37.5 million we received from our September 2014 public offering and the availability of funds under the SVB Facility, we will require substantial additional capital resources to complete the development of ixmyelocel-T for the treatment of advanced heart failure due to ischemic DCM and potentially for other strategic opportunities.

In order to grow and expand our business, to introduce other new product candidates into the marketplace, we may need to raise additional funds.  We may also need significant additional funds or a collaborative partner, or both, to finance the research and development activities of our cell therapy product candidates for additional indications or in additional markets.

Our future capital requirements will depend upon many factors, including:

•Continued scientific progress in our research, clinical and development programs;
•Costs and timing of conducting clinical trials and seeking regulatory approvals;
•Competing technological and market developments;
•Avoiding infringement and misappropriation of third-party intellectual property;
•Obtaining valid and enforceable patents that give us a competitive advantage;
•Our ability to establish additional collaborative relationships;
•Our ability to scale up our production capabilities for larger quantities of our products;
•The effect of commercialization activities and facility expansions, if and as required; and
•Complementary business acquisitions or development opportunities.

We may direct Lincoln Park to purchase up to $15 million worth of shares of our common stock over a 30-month period generally in amounts up to 50,000 shares of our common stock on certain business days under a Purchase Agreement (the Purchase Agreement) we entered into with Lincoln Park on January 21, 2014 (the Lincoln Park Equity Line).  As of December 31, 2015, we had sold $3.7 million worth of shares to Lincoln Park under this purchase agreement. However, there are certain factors, such as volume of trading in our common stock and our stock price, which limit the amount that can be raised in a short period of time.  The extent to which we rely on the Lincoln Park Equity Line as sources of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove impracticable or prohibitively dilutive, we may need to secure other sources of funding in order to satisfy our working capital needs. Even if we sell the maximum amount we are eligible to sell to Lincoln Park under the Purchase Agreement, we may need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive should we require it, the consequences may have a material adverse effect on our business, operating results, financial condition and prospects. Additionally, during the year ended December 2014, we raised net proceeds of $7.1 million utilizing our ATM with MLV. The ATM, which as of December 31, 2015 had remaining capacity of approximately $7.8 million, allowed us to sell our common stock from time to time under a registration statement on Form S-3 filed in June 2011, pursuant to which we registered $100 million of our securities for public sale. The Form S-3 registration statement filed in June 2011 expired in July 2014. If we choose to access the remaining capacity, we will file a new Form S-3 registration statement.

We may try to access the public or private equity markets if conditions are favorable to complete a financing, even if we do not have an immediate need for additional capital at that time, or whenever we require additional operating capital.  In addition, we may seek collaborative relationships, incur debt and access other available funding sources.  This additional funding may not be available to us on reasonable terms, or at all.  Some of the factors that will impact our ability to raise additional capital and our overall success include:

•	Our ability to further commercialize our products;

•	The rate and degree of progress of our product development;

•	The rate of regulatory approval to proceed with clinical developmental programs;

•	The level of success achieved in clinical trials;

•	The requirements for marketing authorization from regulatory bodies in the United States and other countries;

•	The liquidity and market volatility of our equity securities; and

•	Regulatory and manufacturing requirements and uncertainties, and technological developments by competitors.

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

We must maintain our domestic regulatory approvals to continue to commercialize our products. We must demonstrate the safety, purity and potency, or efficacy, of cell therapy products to obtain FDA regulatory approval prior to marketing in the United States or other countries. Demonstration of safety and efficacy requires the conduct of nonclinical studies and well-controlled clinical trials in compliance with FDA, ICH (International Conference of Harmonization) and applicable local regulations. The FDA regulatory review process to obtain marketing approval is a rigorous process that requires demonstrating the ability to manufacture the product in compliance with current Good Manufacturing Practices (cGMP) in addition to demonstrating a favorable risk/benefit profile. Regulatory requirements outside the U.S. often require additional studies and data to obtain registration. Timelines can also be longer than those in the U.S. We must maintain our domestic and foreign regulatory approvals in compliance with FDA regulatory requirements and applicable local regulations to allow for continued commercialization. The safety, potency and purity of our products must be monitored to be in compliance with FDA requirements for safety, cGMP, and all other applicable regulations. This requires adverse event monitoring and reporting to regulatory agencies, as well as submission and approval of any changes in the manufacturing process. Our manufacturing and testing facilities are subject to FDA periodic inspections for compliance with cGMP requirements. Failure to meet regulatory requirements and maintain cGMP compliance could result in severe and detrimental regulatory actions.

Any changes in the regulatory requirements that affect our products and/or product candidates could prevent, limit or delay our ability to market or develop new product candidates.

FDA regulations establish the regulatory requirements for drugs, devices and biological products. Our cell therapy products are regulated as devices or biologics under current regulations. Biologics require Biologics License Application (BLA) approval in the U.S. prior to being marketed. The regulations and guidance that govern the approval of biological products for marketing in the U.S. are subject to review and change by the FDA and could have an adverse impact on our ability to continue to market our products and bring new products to the market.

Our product candidate, ixmyelocel-T, still needs to initiate and then successfully complete pivotal Phase 3 studies. If we do not successfully continue or complete the clinical development of ixmyelocel-T and MACI, and achieve regulatory approval, our ability to finance our operations may be adversely impacted.

Our near-term prospects depend in part upon our ability to successfully continue and complete clinical development of our product candidates, ixmyelocel-T and MACI, demonstrating adequate safety and effectiveness to obtain regulatory approval in the U.S.  The ongoing Phase 2b ixCELL DCM clinical trial is evaluating patients who have been treated with ixmylocel-T. Our ability to finance our company and to generate revenues will depend on the results of the ongoing and planned clinical studies required to demonstrate the safety and effectiveness of ixmyelocel-T to secure marketing authorization and to secure marketing authorization for MACI. Ixmyelocel-T and MACI each could be unsuccessful if it:

•	Does not demonstrate acceptable safety and efficacy in clinical trials, or otherwise does not meet applicable regulatory requirements for regulatory approval;

•	Does not offer sufficient, clinically meaningful therapeutic benefit over the standard of care/ existing therapies;

•	Cannot be produced in commercial quantities at an acceptable costs;

•	Is not accepted as a safe, efficacious, and cost-effective treatment over the standard of care and/or current therapies by the medical community and third-party payers.

If the development or commercialization of ixmyelocel-T or MACI is not successful or is significantly delayed, our financial condition and future prospects may be adversely impacted, which could cause us to have substantial difficulties raising the additional capital required to fund our business.

Our products and product development programs are based on novel technologies and are inherently risky.

Our products are subject to the inherent risks of failure associated with the development of new products based on novel technologies.  The innovative nature of our therapeutics creates significant challenges in regard to product development and optimization, manufacturing, regulatory environment and emerging regulations, third-party reimbursement and market acceptance. Therapeutic advancements are generally ahead of development and release of regulatory guidance and requirements. The lack of established precedents and evolving regulatory policy for novel products can pose significant challenges in product and clinical development, which can decrease the chances of regulatory success.

Further, when manufacturing autologous cell therapies, the number and the composition of the cell population varies from patient to patient, in part due to the age of the patient, since the therapy is dependent on patient-specific physiology.  Such variability in the number and composition of these cells could adversely affect our ability to manufacture autologous cell therapies in a cost-effective manner and meet acceptable product release specifications for use in a clinical trial or, if approved, for commercial sale.

As a consequence, the development and regulatory approval process for autologous cell therapy products could be delayed or may never be completed.

Our products represent new classes of therapy that the marketplace may not understand or accept. Furthermore, the success of our products is dependent on wider acceptance by the medical community.

While our acquired products have had some commercial success to date, the broader market may not understand or accept our products.  Our products represent new treatments or therapies and compete with a number of more conventional products and therapies manufactured and marketed by others.  The new nature of our products creates significant challenges in regards to product development and optimization, manufacturing, regulations, and third-party reimbursement.  As a result, the commercialization of our current products and the development pathway for our potential new products may be subject to increased scrutiny, as compared to the pathway for more conventional products.

The degree of market acceptance of any of our marketed or potential new products will depend on a number of factors, including:

•	The clinical safety and effectiveness of our products and their demonstrated advantage over alternative treatment methods;

•	Our ability to demonstrate to healthcare providers that our products provide a therapeutic advancement over standard of care or other competitive products / methods;

•
  Our ability to educate healthcare providers on the autologous use of patient-specific human tissue, to avoid potential confusion with and differentiate ourselves from the ethical controversies associated with human fetal tissue and engineered human tissue;

•	Our ability to educate healthcare providers, patients and payers on the safety and adverse reactions involving our products;

•	Our ability to meet supply and demand and develop a core group of medical professionals familiar with and committed to the use of our products; and
•The cost-effectiveness of our products and the reimbursement policies of government and third-party payers.

If the medical community or patients do not accept the safety and effectiveness of our products or if our products fail to demonstrate a favorable risk/benefit profile, it could negatively affect our sales, which would have a material adverse impact on our business, financial condition and operations.  While acceptance by the medical community may be fostered by broad evaluation via peer-reviewed literature, we may not have the resources to facilitate additional research that can result in additional scientific publications.

Our inability to complete our product development activities successfully would materially limit our ability to operate or finance our operations.

In order to obtain regulatory approval to commercialize our cell product in the United States, we must conduct adequate and well-controlled clinical trials to demonstrate the safety and effectiveness in compliance with current regulatory requirements. We may not be able to successfully complete the development of our product candidates, or successfully market our technologies or product candidates. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technologies and product candidates. Our research and development programs may not be successful, and our cell culture technologies and product candidates may not facilitate the production of cells outside the human body with the expected results. Our technologies and cell product candidates may not prove to be safe and effective in clinical trials, and we may not obtain the requisite regulatory approvals for our product candidates. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve any issues delaying commercialization and we may not be able to raise capital to finance our continued operations during the period required for resolution of any such issues.

We must successfully complete our nonclinical and clinical development program to be able to demonstrate safety and efficacy to seek marketing approval of our cell therapy product candidates. Lack of efficacy and or safety events can lead to the discontinuation of clinical development, and this can occur at any stage of the clinical development program. We may experience numerous unforeseen events during development that can delay or prevent commercialization of our development candidates.

The results of early stage clinical trials do not ensure success in later clinical trials, and interim results are not necessarily predictive of final results.

With respect to any clinical trials affecting our products or development candidates, failures or delays can occur at any stage of the trials, and may be directly or indirectly caused by a variety of factors, including but not limited to:

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

•
Unforeseen adverse effects interrupting, delaying, or halting clinical trials of any future therapeutic product candidates, and possibly resulting in the FDA or other regulatory authorities denying approval of any future therapeutic product candidates;

•	Unforeseen safety issues;

•
Approval and introduction of new therapies or changes in standards of practice or regulatory requirements or guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	Inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;

•	Inability to replicate in large controlled trials safety and efficacy data obtained from a limited number of patients in uncontrolled trials;

•	Inability or unwillingness of medical investigators to follow our clinical protocols; and

•	Unavailability of clinical trial supplies.

The FDA and the sponsor monitor the progress of clinical trials and they may suspend or terminate a clinical trial at any time due to patient safety or other considerations. The FDA may impose a clinical hold on our trials because of safety concerns that have arisen for products or product candidates that are similar to our product candidates.

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

Even when successful clinical results are reported for a product from a completed clinical trial, the durability of response may not be sustained over time, or may not be sufficient to support regulatory approval.

We may rely on third parties to conduct some of our clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and/or impact commercialization of our product candidates.

We may use clinical research organizations (CROs) to assist in the conduct of our clinical trials. There are numerous alternative sources to provide these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion, or if we are forced to change service providers. Any third party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented. In addition, we and any provider that we retain will be subject to Good Clinical Practice (GCP) requirements. If GCP and other regulatory requirements are not adhered to by us or our third-party providers, the conduct of the trial may be compromised and the development and commercialization of our product candidates could be delayed or approval may never be obtained.

Any failure of such CRO to successfully accomplish clinical trial monitoring, data collection, safety monitoring and data management and the other services it provides for us in a timely manner and in compliance with regulatory requirements could have a material adverse effect on our ability to utilize the trial to obtain regulatory approval or complete clinical development of our products to support regulatory approval. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternate service provider. However, making such changes may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be difficult to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

Failure of third parties, including Vention Medical, Sanofi or Matricel GmbH, to manufacture or supply certain components, equipment, disposable devices and other materials used in our ixmyelocel-T, Epicel and MACI cell manufacturing processes would impair our cell product development.

We rely on third parties, including Vention Medical, Inc. (Vention), Sanofi and Matricel GmbH (Matricel) to manufacture and/or supply certain of our devices/manufacturing equipment and to manufacture and/or supply certain components, equipment, disposable devices and other materials used in our cell manufacturing process to develop our marketed cell therapy products and our product candidates.  In many instances these third parties serve as our sole suppliers. For example, Vention is the sole supplier for the cell cassettes used in the ixmyelocel-T manufacturing process; Sanofi is the sole supplier of 3t3 cells for Epicel; and Matricel is the sole supplier of the membrane for MACI. In each case it would be difficult to obtain alternate sources of supply on a short-term basis.  If any of our manufacturers or suppliers fails to perform its respective obligations, or if our supply of certain components, equipment, disposable devices and other materials is limited or interrupted, it could impair our ability to manufacture our products, which would delay our ability to conduct our clinical trials or market our product candidates on a timely and cost-competitive basis, if at all.

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

Failure by our third-party manufacturers, including Vention and Matricel, to comply with the regulatory requirements set forth by the FDA with respect to our products could delay or prevent the completion of clinical trials, the approval of any product candidates or the commercialization of our products.

Third-party manufacturers, such as Vention and Matricel, must be inspected by the FDA for current Good Manufacturing Practice, or cGMP, compliance, as well as for their ability to manufacture the product in compliance with the established process and procedure for the proposed new product during a pre-approval inspection. We may be in competition with other companies for access to these manufacturers’ facilities and may be subject to delays in manufacture if the manufacturers give other clients higher priority than they give to us. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our products and our financial performance may be materially affected.

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

Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to assure that the product meets applicable specifications and other requirements. We, or our contracted manufacturing facility, must also pass a pre-approval inspection prior to FDA approval. Failure to pass a pre-approval inspection may significantly delay FDA approval of our products. Failure to comply with cGMP requirements, can result in regulatory action that can limit the ability to manufacture commercial products. As a result, our business, financial condition, and results of operations may be materially harmed.

The manufacture of cell therapy products is characterized by inherent risks and challenges and has proven to be a costly endeavor relative to manufacturing other therapeutic products.

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

There can be no assurance that we or any third-party contractors with whom we enter into strategic relationships will be successful in streamlining manufacturing operations and implementing efficient, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price and production standards or production volumes to achieve profitability.  Our failure to develop these manufacturing processes in a timely manner could prevent us from achieving our growth and profitability objectives as projected or at all.

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

While we do maintain insurance coverage against damage to our property and equipment, if we have underestimated our insurance needs, we will not have sufficient insurance to cover losses above and beyond the limits on our policies.

We are subject to significant regulation with respect to the manufacturing of our products.

All of those involved in the preparation of a cellular therapy for clinical trials or commercial sale, including our existing supply contract manufacturers and clinical trial investigators, are subject to extensive and continuing government regulations by the FDA and comparable agencies in other jurisdictions. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP.  These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors and suppliers are subject to pre-approval and routine FDA inspections for compliance with the applicable regulations as a condition of FDA approval of our products.

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

In order to obtain marketing authorization of any of our cell therapy product candidates, including MACI and ixmyelocel-T, in the United States, the FDA requires us to submit a BLA, which is subject to the agency’s detailed review.

The Biologics License Application (BLA) is a request for permission to introduce, or deliver for introduction, a biologic product into interstate commerce in the U.S. MACI (matrix applied characterized autologous cultured chondrocytes) and ixmyelocel-T are subject to the FDA’s biological product requirements. A BLA was submitted on January 4, 2016, and subsequently accepted for review by the FDA for MACI on March 4, 2016. The FDA will have 10 months per the timelines set forth under the Prescription Drug User Fee Act (PDUFA), to review the application for compliance with the requirements set forth in Section 351 of the Public Health Service Act (PHSA). The approvability of the BLA is based on the acceptability of the results of a single clinical study conducted outside the United States to meet the safety and effectiveness requirements for approval, and the acceptability of foreign data. The Cambridge manufacturing facility will also be subject to a pre-approval inspection to demonstrate the capabilities to manufacture the product under cGMP requirements in compliance with the procedures provided in the BLA. MACI is considered a combination product consisting of the autologous cultured chondrocytes (the cell product) and ACI-Maix membrane (the device). The ACI-Maix membrane is manufactured by Matricel. Matricel will also be subject to an FDA pre-approval inspection in connection with the BLA review and approval. A filing fee of $2.4 million was paid to the FDA for review of the application. If the application is not filed, and a Refuse to File letter is received, 25% of the filing fee will be forfeited. There are risks with respect to the review of the MACI BLA. A second study may be required to secure regulatory approval or as a post-marketing commitment. This can result in additional time to market and/or additional cost. The MACI regulatory approval in the U.S. will be associated with a commitment to conduct a pediatric clinical study in the U.S. The conduct of this study will require funding and resources. This will be a post-approval commitment. If not met the product may be withdrawn from the market by FDA.

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

In general, the development, testing, labeling, manufacturing and marketing of our products are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. The regulatory process requires the expenditure of significant time, effort and expense to bring new products to market.  For example, the FDA approved Epicel as a HUD pursuant to an HDE application. A HUD  is a medical device intended to benefit patients in the treatment or diagnosis of a disease or condition that affects fewer than 4,000 individuals in the United States per year.  A HUD with an approved HDE is approved by the FDA for marketing.  However, Institutional Review Board (IRB) approval is required before a HUD can be used at a facility, with the exception of emergency use. The HDE holder is responsible for ensuring that a HUD approved under an HDE is administered only in facilities having an IRB constituted and acting in accordance with the agency’s regulation governing IRBs, including continuing review of use of the device.  HUDs are also subject to additional FDA requirements, such as adverse event reporting and the submission of updated information on a periodic basis to demonstrate that the HUD designation is still valid. Failure to meet FDA requirements pertaining to a HUD could result in the suspension or revocation of the HDE.

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

We are also required to implement and maintain stringent reporting, labeling and record keeping procedures. More specifically, in the United States, both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. Compliance with the FDA’s requirements, including the FDA’s cGMP recordkeeping regulations, labeling and promotional requirements and adverse event reporting regulations, is subject to continual review and is monitored rigorously through periodic inspections by the FDA. Our failure to comply with U.S. federal, state and foreign governmental regulations could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most extreme cases, criminal sanctions or closure of our manufacturing facility are possible.

In addition, the pharmaceutical, biologic and medical device industries also are subject to many complex laws and regulations governing Medicare and Medicaid reimbursement and targeting healthcare fraud and abuse, with these laws and regulations being subject to interpretation.  In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations.  In certain public statements, governmental authorities have taken positions on issues for which little official interpretation was previously available.  Some of these positions appear to be inconsistent with common practices within the industry but have not previously been challenged.

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

The Sunset Clause provided under European Union (EU) pharmaceutical legislation, requires Marketing Authorization Holders (MAH) in the EU to place the product on the market within 3 years from the date of granting of the authorization. Otherwise, the authorization will cease to be valid. Likewise, for a product that was previously placed on the market and is no longer actually present on the market for 3 consecutive years from the last day of distribution, the authorization will cease to be valid. The rules have been the subject of interpretation by European Medicines Agency (EMA) and the European Commission to mean that the marketing authorization of a medicinal product will remain valid if at least one presentation of the existing product presentations is placed on the market in at least one Member State of the EU and the European Economic Area (EEA). In the case of MACI, this means that Vericel has 3 years from the date of last distribution to make the product available in at least one Member State of the EU/EEA. In order to resume product supply in the EU/EEA, this will require the registration, qualification and approval of an EU compliant cGMP manufacturing facility within the allotted timeframe. In addition, Vericel must comply with the Pediatric Investigational Plan (PIP) that is in place as a post-authorization commitment agreed with the EMA. The current PIP requires Vericel to submit the results of the pediatric study prior to 2017 according to the study protocol previously agreed between the EMA and the previous sponsor. Unless the PIP commitment date is modified and unless Vericel decides to make investments to register and qualify its cGMP manufacturing facility in the EU for it to be approved, the marketing authorization for MACI could be at risk of being revoked under the prevailing EU law.

In the United States, if the FDA were to conclude that we are not in compliance with applicable laws or regulations or that any of our products are ineffective or pose an unreasonable health risk, the FDA could ban such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of payment of certain products, refuse to grant pending applications, refuse to provide certificates to foreign governments for exports, and/or require us to notify healthcare professionals and others that the products present unreasonable risks of substantial harm to the public health.  The FDA may also impose operating restrictions on a companywide basis, enjoin and restrain certain violations of applicable law pertaining to our products and assess civil or criminal penalties against our officers, employees or us.  The FDA may also recommend prosecution to the United States Department of Justice (DOJ).  Adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products.

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

Changes to our products or product candidates may require regulatory approvals. It may be necessary to recall or cease marketing our products until certain issues are resolved and regulatory approval is obtained.

Changes or modifications in the manufacturing process may require the submission of supplements to our BLAs, Humanitarian Device Exemption (HDE) application, and Investigational New Drug applications (INDs). These supplements require the generation of data to support the change, review and approval by FDA to obtain authorization for the change in the commercial product or in the investigational biological product before they can be implemented. Obtaining regulatory approvals for these changes may require the conduct of new studies and purchase of new equipment to justify the change. This can be costly and time consuming. Regulatory delays can adversely impact our ability to improve our products and to introduce new products in a timely manner. This can be detrimental to our future growth.

If we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

The manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for each of our products is subject to continued regulatory reporting and periodic inspections by the FDA, as well as other domestic and foreign regulatory agencies.  In particular, we and our suppliers are required to comply with cGMP and Good Tissue Practice (GTP) regulations for the manufacture of our products and other regulations which include, methods and documentation of production controls, labeling, packaging, storage and shipment of any product to name a few.  Regulatory agencies, such as the FDA, enforce the cGMP, GTP and other regulations through periodic inspections and reporting. For example, the holder of an approved BLA or HUD is obligated to monitor and report adverse events, and product failures, including critical deviations and lack of efficacy. A BLA or HDE device holder must maintain regulatory compliance for all aspects of the applicable regulations or can be subject to regulatory action, including recall or withdrawal from the market.

Product manufacturers and their facilities are subject to payment of annual user fees and periodic inspections by the FDA and other regulatory agencies for compliance with cGMP and other applicable regulations.  If at any time we or a regulatory agency discovers a previously unknown safety concern with a product, such as a serious adverse event of unanticipated severity or frequency that cannot be adequately manage and changes the risk-benefit profile of the product, or there are problems with the facility where the product is manufactured; a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including suspension of manufacturing recall or withdrawal of the product from the market.

Advertising and promotional materials, including educational and web-site material, must comply with FDA’s promotional and advertising regulations in addition to other potentially applicable federal and state laws, and such materials for biologics are subject to submission and review by the Center of Biological Research (CBER), Promotional Advertising Labeling Branch (PALB).

 The failure by us or one of our suppliers to comply with applicable legal statutes and regulations administered by the FDA and other regulatory agencies, or the failure to timely and adequately respond to any adverse inspectional or review observations, or product safety issues, could result in, among other things, any of the following enforcement actions:

•	Untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	Unanticipated expenditures to address or defend such actions;

•	Client notifications for repair, replacement, or refunds of a device;

•	Recall, detention or seizure of our products;

•	Operating restrictions or partial suspension or total shutdown of production;

•	Denying, refusing or delaying our requests for approval of new products or proposed changes to existing products;

•	Operating restrictions;

•	Withdrawing product approvals that have already been granted;

•	Refusal to approve a pending marketing application, such as a BLA or supplements to a BLA submitted by us;

•	Refusal to grant export approval for our products; or

•	Criminal prosecution.

If any of these actions were to occur it would harm our reputation and cause our product sales and profitability to suffer, preventing us from generating revenue. Furthermore, our key suppliers may have compliance issues which could impact our ability to manufacture our products on a timely basis and in the required quantities.

Our marketed products may be used by physicians for indications that are not approved by the FDA. If the FDA finds that we marketed our products in a manner that promoted off-label use, we may be subject to civil or criminal penalties.

Under the Federal Food, Drug, and Cosmetic Act (FFDCA) and other laws, we are prohibited from promoting our products for off-label uses. This means, for example, that we may not make claims about the use of any of our marketed products, including Carticel or Epicel, outside of their approved labeling and indications. Therefore, we may not proactively discuss or provide information on off-label uses. The FDA does not, however, restrict physicians from prescribing products for off-label uses in the practice of medicine. Should the FDA determine that our activities constitute the promotion of off-label uses, the FDA could bring an action to prevent us from distributing Carticel or Epicel for the off-label use and could impose fines and penalties on us and our executives. In addition, failure to follow FDA rules and guidelines relating to promotion and advertising can result in, among other things, the FDA’s refusal to approve a product, the suspension or withdrawal of an approved product from the market, product recalls, fines, disgorgement of money, operating restrictions, injunctions or criminal prosecutions.

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

All of our products face intense competition from existing and future products marketed by large companies. These competitors may successfully market products that compete with our products, identify and bring to market new product candidates earlier than we do, or develop products that are more effective or less costly than our products. These competitive factors could require us to conduct substantial new research and development activities to establish new product targets, which would be costly and time consuming. These activities can adversely impact our ability to effectively commercialize products and achieve revenue and profits.

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

Some of the manufacturing materials and/or components that we use in, and which are critical to, implementation of our technology involve the use of animal-derived products, including fetal bovine serum. Supplier changes or regulatory actions may limit or restrict the availability of such materials for clinical and commercial use for a variety of reasons including contamination or perceived risk of contamination with an adventitious agent, such as bovine spongiform encephalopathy (BSE), in one of our suppliers’ herds.  This may lead to a restricted supply of the serum currently required for our product manufacturing processes. Any restrictions on these materials would impose a potential competitive disadvantage for our products or prevent our ability to manufacture our cell products. The FDA and other regulatory agencies have issued regulations for controls over bovine material in animal feed. These regulations do not appear to affect our ability to purchase the manufacturing materials we currently use. However, regulatory agencies may introduce new regulations that could affect our operations. Our inability to develop or obtain alternative compounds would harm our product development and commercialization efforts. There are certain limitations in the supply of certain animal-derived materials, which may lead to delays in our ability to complete clinical trials or eventually to meet the anticipated market demand for our cell products.

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

Furthermore, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act (jointly, the Affordable Care Act), which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the Affordable Care Act of importance to the pharmaceutical industry are the following:

•
An annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;

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

•
New requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in the Affordable Care Act and its implementing regulations, including reporting any “transfer of value” made or distributed to physicians and teaching hospitals and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection required and reporting to the Centers for Medicare & Medicaid Services (CMS) required by the 90th day of each calendar year;

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

The EU medicines rules allow individual member states to permit the supply of a medicinal product without a marketing authorization to fulfill special needs, where the product is supplied in response to a bona fide unsolicited order, formulated in accordance with the specifications of a healthcare professional and for use by an individual patient under the healthcare professional's direct personal responsibility.

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
A cyber security incident could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.
We collect and store sensitive information, including intellectual property and personally identifiable information, on our networks. The secure maintenance of this information is critical to our business operations. We have implemented multiple layers of security measures to protect this confidential data through technology, processes, and our people; we utilize current security technologies; and our defenses are monitored and routinely reviewed by internal and external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities, and advanced new attacks against information systems create risk of cyber security incidents. There can be no assurance that we will not be subject to cyber security incidents that bypass our security measures, result in loss of personal health information or other data subject to privacy laws or disrupt our information systems or business. As a result, cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our information systems from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cyber security vulnerabilities. The occurrence of any of these events could result in interruptions, delays, the loss, access, misappropriation, disclosure or corruption of data, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to federal and state governmental inquiries, any of which could have a material adverse effect on our financial position and results of operations and harm our business reputation.

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

Some of our technology, including our knowledge regarding the processing of our products, is unpatented and is maintained by us as trade secrets.  In an effort to protect these trade secrets, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements upon the commencement of their relationships with us.  These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties.  These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached.  A breach of confidentiality could affect our competitive position.  In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships.  Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

Risks Related to an Investment in our Common Stock

We have identified a material weakness in our internal control over segregation of duties. If we fail to remediate this material weakness and implement and maintain proper and effective internal control over segregation of duties in the future, a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

We identified a material weakness in the operation of our internal controls over segregation of duties as of December 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the design of controls to mitigate segregation of duties conflicts in our financial management/ERP software. Specifically, our Controller had access to modules in the financial management software beyond necessary to perform the job of Controller, and the controls that were designed and implemented to be performed by the Controller to mitigate the incompatible duties of other financial personnel were ineffective. Thus, the material weakness impacted substantially all financial statement accounts and all financial statement assertions. While the material weakness did not result in any financial statement adjustments during the year ended December 31, 2015, it could result in misstatements to substantially all accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. We have commenced efforts to remediate this material weakness through modification and removal of the controller's access to modules in the financial management software. However, if we cannot correct the material weakness we have identified, or if we experience other material weaknesses investor confidence and our stock price could be adversely affected. Further, if other material weaknesses or deficiencies in our internal controls exist and go undetected, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

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

The market price of shares of our common stock has been volatile, ranging in closing price between $1.71 and $3.95 during the year ended December 31, 2015.  The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

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

In the year-ended December 31, 2014, we sold (i) an aggregate gross amount of approximately $7.1 million worth of shares of common stock pursuant to our At-the-Market Sales Agreement (ATM) with MLV (ii) an aggregate of approximately $3.7 million worth of shares of our common stock to Lincoln Park pursuant to the Lincoln Park Equity Line, and (iii) on September 17, 2014, we sold 15.8 million shares of common stock under a Form S-1 registration statement and pursuant to a prospectus first made available on September 11, 2014.  The ATM, which as of December 31, 2015 had remaining capacity of approximately $7.8 million, allowed us to sell our common stock from time to time under a registration statement on Form S-3 filed in June 2011, pursuant to which we registered $100 million of our securities for public sale. The Form S-3 registration statement filed in June 2011 expired in July 2014. Additionally, pursuant to the Lincoln Park Equity Line we may direct Lincoln Park to purchase up to $15 million worth of shares of our common stock over a 30-month period generally in amounts up to 50 thousand shares of our common stock. As of December 31, 2015, we had remaining capacity of approximately $11.3 million worth of shares under the Lincoln Park Equity Line. However, there are certain factors, such as volume of trading in our common stock, our stock price and the ability to terminate the agreement with notice, which limit the amount that can be raised in a short period of time through the Lincoln Park Equity Line.

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

Our Loan and Security Agreement contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.
The Loan and Security Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	convey, sell, lease or otherwise dispose of certain parts of our business or property;

•	change the nature of our business;

•	liquidate or dissolve;

•	enter into certain change in control or acquisition transactions;

•	incur or assume certain debt;

•	grant certain types of liens on our assets;

•	maintain certain collateral accounts;

•	pay dividends or make certain distributions to our stockholders;

•	make certain investments;

•	enter into material transactions with affiliates;

•	make or permit certain payments on subordinate debt; and

•	become an “investment company” as defined under the Investment Company Act of 1940, as amended.

The restrictive covenants of the Loan and Security Agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial.

A breach of any of these covenants could result in an event of default under the Loan and Security Agreement. An event of default will also occur if, among other things, a material adverse change in our business, operations or condition occurs, which could potentially include negative results in clinical trials, or a material impairment of the prospect of our repayment of any portion of the amounts we owe under the Loan and Security Agreement occurs. In the case of a continuing event of default under the agreement, SVB could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted SVB a security interest under the Loan and Security Agreement, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the Loan and Security Agreement are secured by all of our existing and future assets, excluding intellectual property, which is subject to a negative pledge arrangement.

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

Efforts to comply with securities laws and regulations will increase our costs and require additional management resources, and we still may fail to comply.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (SEC) adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. For the year ended December 31, 2015, we are no longer a smaller reporting company and therefore, the independent registered public accounting firm auditing our financial statements is required to attest to the effectiveness of our internal controls over financial reporting. If, in any year, we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease approximately 26,000 square feet in Ann Arbor, Michigan and 50,000 square feet in Cambridge, Massachusetts. In conjunction with the acquisition of the CTRM Business, we also assumed the leases for the facility in Kastrup, Denmark which was sublet in October 2015.  The Ann Arbor lease agreement expires in April 2018 and the Cambridge lease expires in February 2022. The facilities include clean rooms, laboratories and office space. We believe that our facilities are adequate to meet our current needs. Additional facilities may be required to support expansion for research and development activities or to assume manufacturing operations that are currently fulfilled through contract manufacturing relationships.

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

Price Range of Common Stock

	High	Low
Year ended December 31, 2014
First Quarter	$6.49	$3.31
Second Quarter	5.05	3.51
Third Quarter	4.08	2.61
Fourth Quarter	3.04	2.68
Year ended December 31, 2015
First Quarter	$3.95	$2.75
Second Quarter	3.76	3.02
Third Quarter	3.61	2.40
Fourth Quarter	2.71	1.71

As of February 29, 2016 there were approximately 171 holders of record of the common stock.  We have never paid any cash dividends on our common stock and we do not anticipate paying such cash dividends in the foreseeable future.  We currently anticipate that we will retain all future earnings, if any, for use in the development of our business.

Stock Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2011 through December 31, 2015 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index.  Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date.  The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Stock Price Comparison

Equity Compensation Plan Information as of December 31, 2015

The following table sets forth information as of December 31, 2015 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuances:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)
Equity compensation plans approved by security holders (employees and directors)(1)	2,523,400	$6.36	1,962,168
Employee stock purchase plan(1)	63,193	$2.19	936,807

(1)       The material features of these securities are described in note 7 of the Consolidated Financial Statements.

(2)       Shares issuable under the 2009 Omnibus Incentive Plan.

Recent Sales of Unregistered Securities

The following is a summary of all securities that we have sold during the year ended December 31, 2015 without registration under the Securities Act of 1933, as amended (the Securities Act).

On December 18, 2015, we entered into a Securities Exchange Agreement (the Exchange Agreement) with Stonepine Capital, LP (Stonepine), pursuant to which Stonepine exchanged an aggregate of 1,250,000 shares of our common stock for 1,250 shares of our Series A Convertible Preferred Stock (the Exchange). Upon the closing of the Exchange on December 23, 2015, we issued the Class A Convertible Preferred Stock to Stonepine without registration under the Securities Act in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during the year ended December 31, 2015.

Item 6. Selected Financial Data

The data for each of the five years in the period ended December 31, 2015 are derived from our Consolidated Financial Statements. The selected historical financial data for the financial position of our Company as of December 31, 2015 and 2014 and the results of their operations for each of the three years in the period ended December 31, 2015 presented below should be read together with our consolidated financial statements and the notes to those statements and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013	2012	2011
Revenues:
Product sales(a)	$51,168	$28,796	$19	$21	$18
Total revenues	51,168	28,796	19	21	18
Costs and expenses:
Cost of product sales(a)	26,470	17,293	4	6	4
Gross profit	24,698	11,503	15	15	14
Research and development	18,890	21,263	15,104	26,025	21,330
Selling, general and administrative	22,479	13,774	5,875	7,750	7,724
Total operating expenses	41,369	35,037	20,979	33,775	29,054
Loss from operations	(16,671)	(23,534)	(20,964)	(33,760)	(29,040)
Other income (expense):
(Increase) decrease in fair value of warrants(b)	324	(27)	5,337	4,248	9,329
Bargain purchase gain(c)	—	3,473	—	—	—
Foreign currency translation gain (loss)	(67)	152	—	—	—
Interest income	36	24	16	50	53
Other income (expense)	47	(2)	—	—	—
Interest expense	(9)	(6)	(11)	(12)	(10)
Total other income (expense)	331	3,614	5,342	4,286	9,372
Net loss	$(16,340)	$(19,920)	$(15,622)	$(29,474)	$(19,668)
Net loss per share attributable to common shareholders (Basic and Diluted)	$(0.97)	$(2.23)	$(6.95)	$(16.25)	$(10.18)

(a) Revenue from commercial operations began in June 2014 following the acquisition of the CTRM business. Prior to June 2014, we were a development stage entity.

(b) Fluctuations in the fair value of the warrants are due to the reduction in the time to maturity and changes in our stock price.

(c) The bargain purchase gain is a result of the CTRM business acquisition.

	December 31,
(In thousands, except per share amounts)	2015	2014	2013	2012	2011
Cash	$14,581	$30,343	$8,059	$13,638	$5,530
Working capital (deficit)	15,235	29,661	3,155	8,331	(14,495)
Property and equipment, net	4,049	2,892	739	1,188	1,564
Total assets	34,309	47,579	9,215	15,178	7,739
Total liabilities	12,179	11,938	5,321	5,665	20,710
Total shareholders' equity (deficit)	22,130	35,641	3,894	(32,100)	(12,971)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business and the electric transmission industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-

looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in this report under “Item 1A Risk Factors” and in our other reports filed with the SEC from time to time.
Because our forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different and any or all of our forward-looking statements may turn out to be wrong. Forward-looking statements speak only as of the date made and can be affected by assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, we cannot assure you that our expectations or forecasts expressed in such forward-looking statements will be achieved. Except as required by law, we undertake no obligation to publicly update any of our forward-looking or other statements, whether as a result of new information, future events, or otherwise.
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

Acquisition of Sanofi’s CTRM Business

On May 30, 2014, we completed the acquisition of Sanofi’s Cell Therapy and Regenerative Medicine (CTRM) business, certain assets, including all of the outstanding equity interests of Genzyme Biosurgery ApS (now known as Vericel Denmark ApS)(the Danish subsidiary), a wholly-owned subsidiary of Sanofi and over 250 patents and patent applications of the seller and certain of its subsidiaries and assumed certain liabilities for purposes of acquiring a portion of the CTRM business which included Carticel, MACI and Epicel (the CTRM Transaction).

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

See Note 4 “Acquisitions” and Note 5, “Restructuring” of the Consolidated Financial Statements for additional information.

Manufacturing

We have a cell-manufacturing facility in Cambridge, Massachusetts which is used for U.S. manufacturing and distribution of Carticel, Epicel manufacturing and also manufactured MACI for the SUMMIT study conducted for approval in Europe. We also operate a centralized cell manufacturing facility in Ann Arbor, Michigan. The Ann Arbor facility supports the current open label extension portion of the ixCELL-DCM clinical trial being conducted in the United States and Canada and we believe we have sufficient capacity, with minor modifications, to supply our early commercialization requirements.

Product Portfolio

Our approved and marketed products include three approved autologous cell therapy products: Carticel (autologous cultured chondrocytes), a first-generation product for autologous chondrocyte implantation (ACI) currently marketed in the U.S., Epicel (cultured epidermal autografts), a permanent skin replacement for full thickness burns in adults and pediatrics with greater than or equal to 30% of total body surface area (TBSA) also currently marketed in the U.S, and MACI (matrix-applied characterized autologous cultured chondrocytes), a third-generation ACI product approved in Europe and for which a BLA is under review by the FDA. Our product candidate portfolio also includes ixmyelocel-T, a patient-specific multicellular therapy currently in development for the treatment of advanced heart failure due to ischemic dilated cardiomyopathy (DCM). We completed enrolling and treating patients in our Phase 2b ixCELL-DCM study in February 2015 and on March 10, 2016 announced the trial had met its primary endpoint of reduction in clinical cardiac events and that incidence of adverse events, including serious adverse events, in patients treated with ixmyelocel-T was comparable to patients in the placebo group.

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

In the U.S., we focus net sales of Carticel on the sports-injury-targeted orthopedic physician target audience, which is very concentrated, with 60% of the current Carticel business originating from 25% of this audience, or approximately 110 physicians. We currently have a 21-person field force calling on this sports-injury targeted orthopedic physician audience. In the year ended December 31, 2015, net revenues were $35.2 million for Carticel.

Epicel

Epicel (cultured epidermal autografts) is a permanent skin replacement for full thickness burns greater than or equal to 30% of TBSA.  Epicel is regulated by the CBER under medical device authorities, and is the only FDA-approved autologous epidermal product available for large total surface area burns. Epicel was designated as a HUD in 1998 and an HDE application for the product was submitted in 1999.  HUDs are devices that are intended for diseases or conditions that affect fewer than 4,000 individuals annually in the United States. Under an HDE approval, a HUD cannot be sold for an amount that exceeds the cost of research and development, fabrication and distribution unless certain conditions are met. Currently, fewer than 100 patients are treated with Epicel in the U.S. each year.  In the year ended December 31, 2015, net revenues were $15.2 million for Epicel.

A HUD is eligible to be sold for profit after receiving HDE approval if the device meets certain eligibility criteria, including where the device is intended for the treatment of a disease or condition that occurs in pediatric patients and such device is labeled for use in pediatric patients. If the FDA determines that a HUD meets the eligibility criteria, the HUD is permitted to be sold for profit as long as the number of devices distributed in any calendar year does not exceed the annual distribution number (ADN). The ADN is defined as the number of devices reasonably needed to treat a population of 4,000 individuals per year in the United States.

On February 18, 2016, the FDA approved the Company’s HDE supplement to revise the labeled indications of use to specifically include pediatric patients and to add pediatric labeling. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with massive burns treated with Epicel relative to standard care. Due to the change in the label to include use in pediatric patients, Epicel is no longer subject to the HDE profit restrictions. In conjunction with meeting the pediatric eligibility criteria, the FDA has determined the the ADN number for Epicel is 360,400.

We currently have a 4-person field force calling upon dedicated burn centers.

MACI

MACI is a third-generation ACI product for the treatment of focal chondral cartilage defects in the knee.  MACI received marketing authorization in Europe in July 2013 by meeting the requirements of the Advanced Therapy and Medicinal Product (ATMP) guidelines.  MACI had been commercially available in the European Union (EU) since 1998.  As part of the June 2014 restructuring we temporarily suspended sales of MACI in August 2014, primarily due to low utilization and an unfavorable pricing environment.  We believe that MACI has significant revenue potential in the U.S., if approved and reimbursed. On March 4, 2016, the FDA accepted our BLA seeking approval to market MACI as an autologous cellular treatment for symptomatic cartilage defects of the knee. The FDA provided a PDUFA (Prescription Drug User Fee Act) goal date of January 3, 2017. In addition, the FDA communicated that it is not currently planning to hold an advisory committee meeting to discuss the application.

MACI was obtained by Sanofi by acquiring Verigen AG (Verigen) in 2005.  As part of Sanofi’s acquisition of Verigen, Sanofi agreed to make cash payments to Verigen upon the achievement of developmental milestones relating to regulatory and commercialization of MACI in the United States. In connection with our acquisition of the CTRM business, we agreed that if we further developed MACI in the U.S., we would be obligated to pay these milestone payments. During the third quarter of 2014, at our request, Sanofi entered into a settlement agreement with the former shareholders of Verigen whereby these shareholders agreed to discharge all obligations related to these MACI milestone payments in exchange for a one-time cash payment of €2.5 million (approximately $3.2 million). We paid this amount in full in 2014.

Ixmyelocel-T

Our preapproval stage portfolio includes ixmyelocel-T, a unique patient-specific multicellular therapy derived from an adult patient’s own bone marrow which utilizes our proprietary, highly automated and scalable manufacturing system. Our proprietary cell manufacturing process significantly expands the mesenchymal stromal cells (MSCS) and M2-like anti-inflammatory macrophages in the patient’s bone marrow mononuclear cells while retaining many of the hematopoietic cells. These cell types are known to regulate the immune response and play a key role in tissue repair and regeneration by resolving pathologic inflammation, promoting angiogenesis, and remodeling ischemic tissue. The novelty and advantage of using ixmyelocel-T is the expansion of a unique combination of cell populations, including MSCS and M2-like macrophages, which secrete a distinct combination of angiogenic and regenerative factors, and possess the ability to remain anti-inflammatory in the face of inflammatory challenge.

Our lead clinical development program for ixmyelocel-T is focused on severe, chronic ischemic cardiovascular diseases. We are currently conducting the open label extension portion of the Phase 2b ixCELL-DCM study, which is a randomized, double-blind, placebo-controlled clinical trial for patients with advanced heart failure due to ischemic DCM. Ixmyelocel-T has been granted a U.S. Orphan Drug designation by the FDA for the treatment of DCM. We also have an ongoing ixmyelocel-T clinical program for the treatment of craniofacial reconstruction and have conducted clinical studies for the treatment of critical limb ischemia.

The ongoing Phase 2b ixCELL-DCM clinical study has treated 114 patients at 28 sites in the U.S. and Canada. We completed enrolling and treating patients in February, 2015. Patients were followed for 12 months for the primary efficacy endpoint of major adverse cardiovascular events, defined as all-cause deaths, all-cause hospitalizations, and unplanned outpatient or emergency department visits for IV treatment of acute worsening heart failure. Secondary endpoints include clinical, functional, structural, symptomatic, quality of life, and biomarker measures at 3, 6 and 9 months. On March 10, 2016, we announced the trial had met its primary endpoint of reduction in clinical cardiac events and that incidence of adverse events, including serious adverse events, in patients treated with ixmyelocel-T was comparable to patients in the placebo group.  Because the trial met the primary endpoint, patients who had been assigned to the placebo group or randomized to ixmyelocel-T in the double-blind portion of the trial but did not receive ixmyelocel-T will be offered the option to receive treatment.

Results of Operations

Net Loss

Our net loss for the year ended December 31, 2015 totaled $16.3 million or $0.97 per share. Our net loss for the year ended December 31, 2014 totaled $19.9 million or $2.23 per share, Results for the year ended December 31, 2014 include only seven months of operating results of the CTRM Business. The 2014 results below include restructuring charges in the U.S. and Denmark of $3.0 million of which $2.5 million were recorded in cost of product sales and $0.5 million was recorded in selling, general and administrative expenses, other expenses for our discontinued Denmark business of $0.4 million and a bargain purchase gain of approximately $3.5 million. We did not have commercial operations for the year ended December 31, 2013 as we were a development stage entity. Our net loss for the year ended December 31, 2013 totaled $15.6 million or $6.95 per share.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net revenues	$51,168	$28,796	$19
Cost of product sales	26,470	17,293	4
Gross profit	24,698	11,503	15
Total operating expenses	41,369	35,037	20,979
Loss from operations	(16,671)	(23,534)	(20,964)
Other income (expense)	331	141	5,342
Bargain purchase gain	—	3,473	—
Total other income	331	3,614	5,342
Net loss	$(16,340)	$(19,920)	$(15,622)

Net Revenues

Net revenues (comprised of gross revenue from sales net of a provision for rebates and cash discounts) for the years ended December 31, 2015, 2014 and 2013 are shown below.

	Year Ended December 31,
Revenue by product (In thousands)	2015	2014	2013
Carticel	$35,203	$22,267	$—
Epicel	15,242	5,989	—
Bone Marrow	714	354	—
MACI	9	186	—
Other	—	—	19
	$51,168	$28,796	$19

Net revenues (which includes for the year ended December 31, 2014 reflect only seven months of results from commercial operations of the CTRM Business. Period comparisons for net revenues are not yet meaningful.

We did not have commercial operations for the year ended December 31, 2013 as we were a development stage entity. Period comparisons for net revenues are not meaningful.

 Seasonality. Carticel revenue is subject to seasonal fluctuations with stronger sales occurring in the fourth quarter and second quarter due to a number of factors including insurance copay limits and the time of year patients prefer to start rehabilitation. Over the last five years, the percentage of annual sales by quarter has ranged as follows: first quarter, 20% to 24%; second quarter, 24% to 26%; third quarter, 21% to 23%; and fourth quarter, 29% to 33%. During 2015, the percentage of annual sales by quarter was as follows: 20.2% in the first quarter; 25.7% in the second quarter; 22.0% in the third quarter; and 32.1% in the fourth quarter. Epicel revenue is also subject to seasonal fluctuations mostly associated with the use of heating elements during the colder months, with stronger sales occurring in the winter months of the first and fourth quarters, and weaker sales occurring in the hot summer months of the third quarter. However, in any single year, this trend can be absent due to the extreme variability inherent with Epicel’s low patient volume of fewer than 100 patients per year. Over the last five years, the percentage of annual sales by quarter has ranged as follows: first quarter, 27%; second quarter, 25%; third quarter, 20%; and fourth quarter, 28%.  The variability between the same quarters in consecutive years has been as high as 10% of the annual volume. While the number of patients treated per year remains low, we expect these large swings in revenue in some quarters to continue. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Gross Profit and Gross Profit Ratio

	Year Ended December 31,
(In thousands)	2015	2014	2013
Gross profit	$24,698	$11,503	$15
Gross profit %	48.3%	39.9%	78.9%

Gross profit increased for the year ended December 31, 2015 compared to 2014 primarily due to $2.5 million of restructuring expenses recognized in 2014 as a result of the CTRM business acquired in May 2014. We did not have commercial operations for the year ended December 31, 2013 as it was a development stage entity and therefore, period comparisons for gross profit and gross profit ratio are not meaningful.

Research and Development Costs

	Year Ended December 31,
(In thousands)	2015	2014	2013
Research and development costs	$18,890	$21,263	$15,104

The following table summarizes the approximate allocation of cost for our research and development projects:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Dilated Cardiomyopathy	$8,937	$15,099	$7,881
Critical Limb Ischemia	—	801	7,223
MACI	5,497	3,752	—
Carticel	2,798	1,008	—
Epicel	1,658	603	—
Total research and development expenses	$18,890	$21,263	$15,104

Research and development expenses for the year ended December 31, 2015 were $18.9 million compared to $21.3 million for the year ended December 31, 2014. The decrease in research and development expenses is due to lower costs incurred for the ixCELL-DCM study, which completed enrollment in January 2015; a $3.2 million payment in 2014 to the former shareholders of Verigen whereby these shareholders agreed to discharge all obligations related to these MACI milestone payments in exchange for a one-time cash payment; and the canceled Critical Limb Ischemia study. The decrease was offset by additional research, development and regulatory costs incurred for the MACI BLA submission which included a filing fee of $2.4 million paid in 2015 to the FDA and other regulatory consulting expenses in addition to expenses incurred for the HDE supplement submission to obtain an exemption from the profit prohibition and to revise the labeled indications for use of Epicel.

Research and development expenses for the year ended December 31, 2014 were $21.3 million versus $15.1 million for the same period in 2013. The increase in research and development expenses resulted from $7.2 million in increased expenses for the ixCELL-DCM clinical trial, $3.8 million expenses for MACI (including $3.2 million for the Verigen agreement), $0.6 million of expenses for Epicel, and $1.0 million of expenses for Carticel, all of which are offset by a $6.4 million reduction in the CLI clinical trial expenses. DCM trial expenses increased in the year ended December 31, 2014 versus 2013 since most patients were enrolled and treated in 2014. With respect to CLI, we completed the trial in early 2014 and as a result, expenses declined.

Selling, General and Administrative Costs

	Year Ended December 31,
(In thousands)	2015	2014	2013
Selling, general and administrative costs	$22,479	$13,774	$5,875

Selling, general and administrative expenses for the years ended December 31, 2015 and 2014 were $22.5 million and $13.8 million, respectively. The increase is primarily due to an increase in sales and marketing expenses of $6.6 million for the full year in 2015 compared to 2014 which reflects only seven months of selling and marketing expenses from commercial operations of the CTRM Business. In addition, an increase of $2.0 million for general and administration expenses was due to higher personnel related expenses offset by lower consulting expenses.

Selling, general and administrative expenses for the years ended December 31, 2014 and 2013 were $13.8 million and $5.9 million, respectively. The increase in expenses is primarily due to approximately $5.4 million in sales and marketing expenses from the CTRM Business, approximately $1.6 million in increased information technology, legal, consulting and personnel costs related to integrating and managing the CTRM Business in the U.S., an increase of approximately $0.5 million in restructuring charges, and $1.4 million in general administrative costs from the Danish subsidiary. Neither the CTRM Business nor the Danish operations were part of our business in 2013.

Other Income (Expense)

	Year Ended December 31,
(In thousands)	2015	2014	2013
(Increase) decrease in fair value of warrants	$324	$(27)	$5,337
Bargain purchase gain	—	3,473	—
Foreign currency translation gain (loss)	(67)	152	—
Interest income	36	24	16
Other income (expense)	47	(2)	—
Interest expense	(9)	(6)	(11)
Total other income (expense)	$331	$3,614	$5,342

The change in other income and expense for the year ended December 31, 2015 compared to 2014 is due primarily to the change in warrant value as a result of the decrease in our stock price, the reduction in the time to maturity and the January and December 2010 Class A warrants which expired.  Fluctuations in the fair value of the warrants in future periods could result in significant non-cash adjustments to the condensed consolidated financial statements, however, any income or expense recorded will not impact our cash, operating expenses or cash flow. The bargain purchase gain of $3.5 million for the year ended December 31, 2014 is associated with the acquisition of the CTRM Business on May 30, 2014. The change in foreign currency translation is due to the U.S. dollar and its impact on intercompany balances with the Danish subsidiary. We suspended commercial operations in Denmark in 2015.

The change in other income and expense for the year ended December 31, 2014 compared to 2013 is primarily due to the bargain purchase gain of $3.5 million recognized in 2014.

Stock Compensation

Non-cash stock-based compensation expense included in cost of goods sold, research and development expenses and general, selling and administrative expenses is summarized in the following table:

	Years Ended December 31,
(in thousands)	2015	2014	2013
Cost of goods sold	$308	$—	$—
Research and development	555	197	75
General, selling and administrative	1,884	642	851
Total non-cash stock-based compensation expense	$2,747	$839	$926

The increase in stock-based compensation expense is due primarily to an increase in options granted in the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to an increase in the number of employees as a result of the acquisition of the CTRM business.

Non-cash stock-based compensation expense for the years ended December 31, 2014 and 2013 were consistent.

Liquidity and Capital Resources

We are currently focused on utilizing our technology to identify, develop and commercialize innovative therapies that enable the body to repair and regenerate damaged tissues and organs to restore normal structure and function.  Until such time as we satisfy, if at all, applicable regulatory approval requirements for ixmyelocel-T and MACI, we expect the sales of Carticel and Epicel therapies to constitute nearly all of our product sales revenues.  Additionally, we are focusing significant resources to grow our CTRM business.

Notwithstanding the net proceeds of approximately $37.5 million we received from our September 2014 public offering and the availability of funds under the SVB Facility, we expect that we will require substantial additional capital resources to complete the development of ixmyelocel-T for the treatment of advanced heart failure due to ischemic DCM and for other strategic opportunities.

 We have raised significant funds in order to complete our product development programs, and complete clinical trials needed to market and commercialize our products.  To date, we have financed our operations primarily through public and private sales of our equity securities. While we believe that, based on our current cash on hand, we are well positioned to sustain operations twelve months beyond December 31, 2015, if actual results differ from our projections, we may need to access additional capital. We have access to certain amounts of financing through an agreement with Lincoln Park Capital Fund, LLC (Lincoln Park). We may direct Lincoln Park to purchase up to $15.0 million worth of shares of our common stock over a 30-month period generally in amounts up to 50,000 shares of our common stock on certain business days under a Purchase Agreement. However, there are certain factors, such as volume of trading in our common stock and our stock price, which limit the amount that can be raised in a short period of time. The extent to which we rely on the Lincoln Park Equity Line as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The remaining capacity under this agreement is $11.3 million as December 31, 2015.

At December 31, 2015 there was approximately $7.8 million of net capacity remaining on the At-the-Market Sales Agreement with MLV & Co. LLC (formerly McNicoll, Lewis & Vlak), which allowed us to sell our common stock from time to time under a registration statement on Form S-3 filed in June 2011, pursuant to which we registered $100 million of our securities for public sale. The Form S-3 registration statement filed in June 2011 expired in July 2014. If we choose to access the remaining capacity, we will file an updated Form S-3 registration statement.

Our cash totaled $14.6 million at December 31, 2015. The primary uses of cash included $13.3 million for our operations and working capital requirements.  This use of funds was fueled largely by our operating loss reduced by stock compensation expense of $2.7 million as a result of an increase in personnel, depreciation and amortization expense of $1.6 million as a result of required capital expenditures in conjunction with the purchase of the CTRM business, $1.7 million in accounts payable primarily related to timing of payments and expenses incurred since the CTRM business has been fully integrated, and inventory provision of $0.6 million offset by a change in fair value of warrants of $0.3 million.

The change in cash used for investing activities is the result of material property plant and equipment purchases of $2.4 million primarily for purchases in connection with the integration of the CTRM business through December 31, 2015.

The change in cash provided from financing activities is the result of the September 2014 equity raise as well as Lincoln Park and ATM activity in 2014, all of which did not occur in the year ended December 31, 2015.

As of December 31, 2015 we had $12.0 million of cash deposited into an Insured Cash Sweep (ICS) program which is administered by Bank of New York Mellon.  This program maximizes our Federal Deposit Insurance Company (FDIC) coverage by dividing our ICS funds into amounts under the standard FDIC maximum and places these amounts with other ICS Network member banks (each an FDIC-insured institute).  These funds are placed in savings accounts at the member banks earning interest while still maintaining insurance coverage.

On March 8, 2016, we entered into a $15.0 million debt financing with Silicon Valley Bank (SVB). The debt financing consists of a $3.0 million term loan available immediately upon the closing, $2.0 million term loan available upon the FDA's approval of the MACI BLA and up to $10.0 million revolving line of credit. The term loans are interest only (indexed to Wall Street Journal (WSJ) Prime plus 0.75%) until March 1, 2017 followed by 36 equal monthly payments of principal plus interest maturing February 1, 2020. The revolving credit is limited to a borrowing base calculated using eligible accounts receivable and maturing March 8, 2018 with an interest rate indexed to WSJ Prime plus 0.25% up to 0.75%. Monthly, we must remain in compliance with an adjusted quick ratio greater than or equal to 1.10 to 1.0. The adjusted quick ratio is the ratio of (a) unrestricted cash and cash equivalents and net billed accounts receivable to (b) current liabilities minus the current portion of deferred revenue and warrant liabilities.

While we believe that, based on our current cash on hand and the funds available under our credit facility, we are well positioned to sustain operations twelve months beyond December 31, 2015, if actual results differ from our projections or if we undertake additional development of ixmyelocel-T or pursue other strategic opportunities, we may need to access additional capital. Actual cash requirements may differ from projections and will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, costs of possible acquisition or development of complementary business activities, and the cost of product launch and commercialization of newly approved products.  If MACI receives the required FDA approvals, we may need to raise additional capital in anticipation of introduction of MACI in the U.S. markets.

Contractual Obligations

We lease facilities in Ann Arbor, Michigan; Cambridge, Massachusetts and Kastrup, Denmark. On March 8, 2016, we amended our current lease in Cambridge to extend the terms until March 2022. In addition to the property leases, we also lease an offsite warehouse, various vehicles and computer equipment. The purchase commitments represents the obligations for a long-term supply agreement with Matricel GmbH for the ACI-Maix collagen membrane used in the manufacture of MACI™. See note 16 to the consolidated financial statements for further discussion.

Future minimum payments related to our operating, capital leases and contractual obligations are as follows:

		Payments Due by Period
Contractual Obligations	Total	2016	2017	2018	2019	2020	More than 5 Years
Operating leases	$27,693	$4,310	$4,890	$4,572	$4,260	$4,386	$5,275
Purchase commitments	300	300	—	—	—	—	—
Capital leases	118	43	43	32	—	—	—
Total	$28,111	$4,653	$4,933	$4,604	$4,260	$4,386	$5,275

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2015, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.

We believe that the interest rate risk related to our accounts receivable is not significant.  We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectability and establishment of appropriate allowances.  We do not enter into hedging transactions and do not purchase derivative instruments.

We operate in the United States only. We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities due to vendors in countries outside the United States which are typically paid in Euro and/or Danish Krone. We do not enter into hedging transactions and do not purchase derivative instruments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Vericel Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity, of comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Vericel Corporation and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting existed as of that date related to the design of controls to mitigate segregation of duties conflicts in the Company’s financial management/ERP software. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an Integrated audit in 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
March 14, 2016

VERICEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$14,581	$30,343
Accounts receivable (net of allowance for doubtful accounts of $68 and $40, respectively)	10,919	8,191
Inventory	1,379	1,920
Other current assets	464	1,036
Total current assets	27,343	41,490
Property and equipment, net	4,049	2,892
Intangible assets	2,917	3,197
Total assets	$34,309	$47,579
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,588	$5,824
Accrued expenses	3,603	4,714
Warrant liabilities	757	1,081
Other	160	210
Total current liabilities	12,108	11,829
Long term debt	71	109
Total liabilities	12,179	11,938
COMMITMENTS AND CONTINGENCIES (Note 16)
Shareholders’ equity:
Series A non-voting convertible preferred stock, no par value: shares authorized and reserved — 1; shares issued and outstanding — 1	3,150	—
Series B-2 voting convertible preferred stock, no par value: shares authorized and reserved — 39, shares issued and outstanding — 12	38,389	38,389
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 23,789 and 23,786, respectively	307,766	305,008
Treasury stock — 1,250 shares	(3,150)	—
Other comprehensive loss	—	(71)
Accumulated deficit	(324,025)	(307,685)
Total shareholders’ equity	22,130	35,641
Total liabilities and shareholders’ equity	$34,309	$47,579

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Product sales	$51,168	$28,796	$19
Total revenues	51,168	28,796	19
Costs and expenses:
Cost of product sales	26,470	17,293	4
Gross profit	24,698	11,503	15
Research and development	18,890	21,263	15,104
Selling, general and administrative	22,479	13,774	5,875
Total operating expenses	41,369	35,037	20,979
Loss from operations	(16,671)	(23,534)	(20,964)
Other income (expense):
(Increase) decrease in fair value of warrants	324	(27)	5,337
Bargain purchase gain	—	3,473	—
Foreign currency translation gain (loss)	(67)	152	—
Interest income	36	24	16
Other income (expense)	47	(2)	—
Interest expense	(9)	(6)	(11)
Total other income (expense)	331	3,614	5,342
Net loss	$(16,340)	$(19,920)	$(15,622)
Net loss per share attributable to common shareholders (Basic and Diluted) (see note 10)	$(0.97)	$(2.23)	$(6.95)
Weighted average number of common shares outstanding (Basic and Diluted)	23,760	11,642	3,016

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Deficit	Equity
BALANCE, DECEMBER 31, 2013	12	$38,389	4,723	$253,270	—	$—	$—	$(287,765)	$3,894
Net loss								(19,920)	(19,920)
Compensation expense related to stock options granted				839					839
Exercise of stock purchase warrants			408	2,490					2,490
Issuance of common stock, net of issuance costs of $3,167			18,655	48,409					48,409
Foreign currency translation adjustment							(71)		(71)
BALANCE, DECEMBER 31, 2014	12	$38,389	23,786	$305,008	—	$—	(71)	$(307,685)	$35,641
Net loss								(16,340)	(16,340)
Common stock exchanged for preferred stock and held in treasury shares	1	3,150			(1,250)	(3,150)			—
Compensation expense related to stock options granted				2,747					2,747
Stock option exercises			3	11					11
Foreign currency translation adjustment							71		71
BALANCE, DECEMBER 31, 2015	13	$41,539	23,789	$307,766	(1,250)	$(3,150)	$—	$(324,025)	$22,130

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(16,340)	$(19,920)	$(15,622)
Other comprehensive loss
Foreign currency translation	71	(71)	—
Comprehensive loss	$(16,269)	$(19,991)	$(15,622)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net loss	$(16,340)	$(19,920)	$(15,622)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,592	752	489
Stock compensation expense	2,747	839	926
Inventory provision	627	—	—
Change in fair value of warrants	(324)	27	(5,337)
Bargain purchase gain	—	(3,473)	—
Foreign currency translation loss (gain)	67	(152)	—
(Gain) loss on sale of fixed assets	(35)	139	—
Write down of asset retirement obligation	(268)	(1,102)	—
Changes in operating assets and liabilities:
Inventory	(86)	119	—
Accounts receivable	(2,728)	(8,139)	—
Other current assets	572	(455)	(65)
Accounts payable	1,726	2,773	(571)
Accrued expenses	(764)	3,007	237
Asset retirement obligation	(80)	—	—
Other non-current assets and liabilities, net	(52)	175	—
Net cash used for operating activities	(13,346)	(25,410)	(19,943)
Investing activities:
Acquisition of CTRM business, net of cash acquired	—	(1,450)	—
Expenditures for property, plant and equipment	(2,427)	(829)	(40)
Other	35	101	—
Net cash used for investing activities	(2,392)	(2,178)	(40)
Financing activities:
Net proceeds from issuance of common stock and warrants	11	49,934	14,438
Payments on long-term debt	(35)	(8)	(34)
Net cash provided by financing activities	(24)	49,926	14,404
Effect of exchange rate changes on cash	—	(54)	—
Net increase (decrease) in cash	(15,762)	22,284	(5,579)
Cash at beginning of period	30,343	8,059	13,638
Cash at end of period	$14,581	$30,343	$8,059
Supplemental cash flow information (non-cash):
Acquisition of business through promissory note	$—	$2,500	$—
Accretion of convertible preferred stock	$—	$—	$1,263
Common shares exchanged for preferred stock	$3,150	$—	$—
Warrants exchanged for common stock	$—	$965	$—
Additions to equipment in process included in accounts payable	$42	$199	$—
Equipment acquired under capital lease	$—	$153	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

Vericel Corporation, a Michigan corporation, which was formerly known as Aastrom Biosciences, Inc. (the Company, Vericel, we, us or our), was incorporated in March 1989 and began employee-based operations in 1991. On May 30, 2014, Vericel completed the acquisition of certain assets and assumed certain liabilities of Sanofi, a French société anonyme (Sanofi), including all of the outstanding equity interests of Genzyme Biosurgery ApS (Genzyme Denmark or the Danish subsidiary) (now known as Vericel Denmark ApS), a wholly-owned subsidiary of Sanofi, and over 250 patent applications of Sanofi and certain of its subsidiaries for purposes of acquiring the portion of the cell therapy and regenerative medicine business (the CTRM Business), which researches, develops, manufactures, markets and sells the Carticel®, MACI™, and Epicel® products. The Company is a fully integrated, commercial-stage biopharmaceutical company dedicated to the identification, development and commercialization of innovative therapies that enable the body to repair and regenerate damaged tissues and organs to restore normal structure and function. Vericel has marketed products as well as developmental stage product candidates and the Company’s goal is to become the leader in cell therapy and regenerative medicine by developing, manufacturing and marketing best-in-class therapies for patients with significant unmet medical needs.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Vericel and its wholly-owned subsidiaries, Marrow Donation, LLC, located in San Diego, California, and Vericel Denmark ApS, in Kastrup, Demark (collectively, the Company).  All inter-company transactions and accounts have been eliminated in consolidation.  Aastrom Biosciences GmbH ceased operations in 2014 and Marrow Donation, LLC and Vericel Denmark ApS ceased operations in 2015.

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

Accounts Receivable

Accounts receivable are initially recorded at the contractual amount owed by the customer.  Allowances for doubtful accounts are established when the facts and circumstances indicate that a receivable may not be collectible.

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

The depreciable value of property, plant and equipment, net of any residual value, is depreciated on a straight line basis over the useful life of the asset. The useful life of an asset is usually equivalent to its economic life. The useful lives of property, plant and equipment are as follows:

•Equipment and computers:  3 to 5 years
•Furniture and fixtures:  5 years
•Building improvements and leasehold improvements:  Shorter of the remaining life of the lease or 7 years

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

The Company also has an Employee Stock Purchase Plan (ESPP) which is a compensatory plan. Compensation expense is recorded based on the fair value of the purchase options at the grant date, which corresponds to the first day of each purchase period, and is amortized over the purchase period.

Comprehensive Loss
Comprehensive loss is the change in common stockholders’ equity during a period arising from any gain or loss realized related to foreign currency translation.
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

Net Loss Per Share Attributable to Common Shareholders

Basic earnings (loss) per share is calculated using the two-class method, which is an earnings allocation formula that determines earnings (loss) per share for the holders of the Company’s common shares and holders of the Series B preferred stock.  The Series B preferred stock shares contain participation rights in undistributed earnings, but do not share in the losses of the Company.  The accumulated but undeclared dividends on the Series B preferred stock of $6.7 million are treated as a reduction of earnings attributable to common shareholders.

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

Going Concern Assessment

The FASB has issued authoritative guidance for management on how to assess whether substantial doubt exists regarding an entity’s ability to continue as a going concern and guidance on how to prepare related footnote disclosures. The guidance will require management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern for one year from the date the financial statements are issued. The guidance is effective for annual reporting periods beginning after December 15, 2016. As of December 31, 2015, the Company does not expect the guidance to impact future disclosures.

Balance Sheet Classification of Deferred Taxes

The FASB simplified the balance sheet classification of deferred taxes guidance to require all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The new guidance eliminates the requirement to classify deferred taxes between current and noncurrent and is expected to simplify financial reporting. The guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted for interim or annual reporting periods beginning after December 15, 2015. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively by reclassifying the comparative balance sheet for prior periods. The Company has early adopted the guidance beginning for the year ended December 31, 2015 on a prospective basis. The guidance did not have a material impact for the year ended December 31, 2015.

Presentation and Subsequent Measurement of Debt Issuance Costs

The FASB issued guidance which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. For debt issuance costs related to line-of-credit arrangements, companies are able to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for annual reporting periods beginning after December 15, 2015. The Company is currently determining the impact on future periods.

Accounting for Leases

The FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In accordance with the updated guidance, lessees are required to recognize the assets and liabilities arising from operating leases on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods including interim periods within 2018. The Company is currently determining the impact on future periods.

4.	Acquisitions

CTRM Business acquisition

On May 30, 2014, Vericel completed its acquisition of certain assets of Sanofi, including all of the outstanding equity interests of Genzyme Denmark, a wholly-owned subsidiary of Sanofi, and over 250 patents and patent applications and assumed certain liabilities for purposes of acquiring portions of the CTRM Business.  Vericel is a leader in developing patient-specific expanded cellular therapies for use in the treatment of patients with severe diseases and conditions and the CTRM Business expands the Company’s portfolio of cellular therapies to include products which treat severe burns and as well as cartilage defects. Pursuant to the terms of the asset purchase agreement, the Company paid a total purchase price of $6.5 million, including $4.0 million in cash and a $2.5 million promissory note which was repaid on July 30, 2014.

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

The final purchase price allocation was as follows:

Purchase price allocation (In thousands):	Fair Value
Cash	$5,050
Accounts receivable	53
Inventory	2,039
Other current assets	192
Accounts payable and accrued expenses	(939)
Asset retirement obligation	(1,600)
Property and equipment	1,818
Intangible assets	3,360
Bargain purchase gain	(3,473)
Total consideration	$6,500

As part of the acquisition, $5.0 million in cash was received from Sanofi in order to fund the restructuring of the Denmark operations and close the facility.  In 2014, the Company implemented its restructuring plans for the Danish subsidiary after the consummation of the acquisition of the CTRM Business and recorded restructuring charges in the U.S. and Denmark of $3.0 million. See Note 5 “Restructuring” below for additional information.

The intangible assets acquired represent commercial use rights for certain products acquired in the transaction. The fair value of $3.4 million was determined using the income approach based on projected cash flows attributed to the commercial rights. The calculated value of the commercial rights intangible assets are amortized using the straight line method over an estimated useful life of 12 years

Pro forma Financial Information

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

	Year Ended December 31,
(in thousands)	2014	2013
Pro forma revenue	$44,906	$43,863
Pro forma net loss	(30,115)	(49,124)
Pro forma net loss per share - basic and diluted	(3.10)	(18.06)

An error was identified in the December 31, 2014 acquisition disclosure with respect to the amount recorded for pro forma condensed combined information for the year ended December 31, 2014. The pro forma revenue, net loss and net loss per share (basic and diluted) was understated by $0.1 million, $4.0 million and $0.33 per share, respectively. In accordance with the guidance set forth by the SEC, we evaluated the error and, based on an analysis of quantitative and qualitative factors determined that the error was immaterial to the prior reporting periods affected. As the error has no impact on any amounts presented in a previously issued balance sheet, statement of operations or statement of cash flows for any prior periods, we determined that it is appropriate to revise the 2014 prior year amounts presented above to reflect the corrected disclosure.

5. Restructuring

Acquisition Restructuring

In June 2014, the Company announced a strategic plan to maximize the profitability and growth potential of the CTRM Business (the Plan).  Under the Plan, the Company discontinued manufacturing MACI in Denmark and temporarily suspended sales of MACI in Europe.  Furthermore, the Company eliminated approximately 80 full time employee positions, which represented approximately 30% of the Company’s current total workforce.  Employees terminated as part the Plan were provided with severance payments and outplacement assistance.

As a result of the Plan, the Company recorded a restructuring charge of $3.0 million for the year ended December 31, 2014, related to the operations in the United States and Denmark, primarily representing cash payments for severance and other personnel-related expenses.  Of the total restructuring charge, $2.5 million was recorded in cost of product sales, and $0.5 million was recorded in selling, general and administrative expenses. There was no restructuring reserve as of December 31, 2014 or 2015 as a result of cash payments made for severance and other personnel-related expenses.

R&D Restructuring

In 2013, the Company changed its strategy for research and development programs to focus on the clinical development of ixmyelocel-T for the treatment of advanced heart failure due to ischemic dilated cardiomyopathy (DCM). As a result of the strategic change, the Company stopped enrollment of the Phase 3 REVIVE clinical trial in patients with critical limb ischemia (CLI) and the Company recorded a one-time restructuring charge of $0.4 million in 2013 in research and development expenses.  The restructuring accrual for the strategic changes decreased to less than $0.1 million as of December 31, 2013 as a result of cash payments made for severance and other personnel-related expenses. There was no restructuring reserve related to the strategic change in 2014 or 2015.

6. Selected Balance Sheet Components

Inventory as of December 31, 2015 and 2014:

(In thousands)	2015	2014
Raw materials	$1,228	$1,078
Work-in-process	131	458
Finished goods	20	384
Inventory	$1,379	$1,920

Property and Equipment, net as of December 31, 2015 and 2014:

(In thousands)	2015	2014
Machinery and equipment	$3,280	$3,135
Furniture, fixtures and office equipment	931	777
Computer equipment and software	2,662	667
Leasehold improvements	2,393	1,691
Construction in process	421	1,019
	9,687	7,289
Less accumulated depreciation	(5,638)	(4,397)
Property and Equipment	$4,049	$2,892

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 were $1.3 million , $0.8 million, and $0.5 million, respectively.

Intangible assets, net as of December 31, 2015 and 2014:

(In thousands)	2015	2014
Commercial rights	$3,360	$3,360
Less accumulated amortization	(443)	(163)
Intangible assets	$2,917	$3,197

Amortization expense was $0.3 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively. There was no amortization expense in 2013.

Estimated future amortization expense is as follows:

Calendar Years Ending December 31, (In thousands)
2016	$280
2017	280
2018	280
2019	280
2020	280
Thereafter	1,517
Total	$2,917

Accrued Expenses as of December 31, 2015 and 2014:

(In thousands)	2015	2014
Bonus	$1,956	$2,044
Employee related accruals	1,341	1,281
Accrued expenses	75	605
Asset retirement obligation(a)	—	348
Other	231	436
Accrued expenses	$3,603	$4,714

(a) The reduction in the asset retirement obligation is based on a change to the estimate of the obligation to restore the Denmark facility to its original state and final payment of the obligation.

7.     Stock-Based Compensation

Stock Option and Equity Incentive Plans

The Company has historically had various stock incentive plans and agreements that provide for the issuance of nonqualified and incentive stock options as well as other equity awards.  Such awards may be granted by the Company’s Board of Directors to certain of the Company’s employees, directors and consultants.  Options granted under these plans expire no later than ten years from the date of grant, and other than those granted to non-employee directors, generally become exercisable over a four period, under a graded-vesting methodology, following the date of grant.  The Company generally issues new shares upon the exercise of stock options.

The 2009 Second Amended and Restated Omnibus Incentive Plan (2009 Plan) provides incentives through the grant of stock options, stock appreciation rights, restricted stock awards and restricted stock units.  The exercise price of stock options granted under the 2009 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant.  The 2009 Plan replaced the 1992 Stock Option Plan, the 2001 Stock Option Plan and the Amended and Restated 2004 Equity Incentive Plan (Prior Plans), and no new awards have been granted under the Prior Plans.  However, the expiration or forfeiture of options previously granted under the Prior Plans will increase the awards available for issuance under the 2009 Plan.

As of December 31, 2015, there were 1,962,168 shares available for future grant under the 2009 Plan.

Employee Stock Purchase Plan

In May 2015, the board of directors and shareholders approved the Vericel Corporation Employee Stock Purchase Plan (ESPP), which was implemented effective October 1, 2015 for the first offering period. The ESPP allows for the issuance of an aggregate of 1,000,000 shares of common stock. Participation in this plan is available to substantially all employees. The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. In January 2016, employees purchased 63,193 shares resulting in proceeds from the sale of common stock of $0.1 million under the ESPP for the first offering period. The total share-based compensation expense for the ESPP for the year ended December 31, 2015 was less than $0.1 million.

Service-Based Stock Options

During the year ended December 31, 2015, the Company granted 2,216,600 service-based options to purchase common stock.  The exercise price of the options is the fair market value per share of common stock on the grant date, generally vest over four years (other than 136,000 non-employee options which vest over one year) and have a term of ten years.  The weighted average grant-date fair value of service-based options granted during the years ended December 31, 2015, 2014, and 2013 was $2.22, $2.85 and $14.07, respectively.

The net compensation costs recorded for the service-based stock options related to employees and directors (including the impact of the forfeitures) for the years ended December 31, 2015, 2014, and 2013 were $2.7 million, $0.8 million and $0.9 million, respectively.

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

Year Ended December 31,
Service-Based Stock Options	2015	2014	2013
Expected dividend rate	—%	—%	—%
Expected stock price volatility	77.4 – 88.1%	82.4 – 88.2%	74.0 – 87.9%
Risk-free interest rate	1.5 – 2.0%	1.7 – 2.2%	0.1 – 2.1%
Expected life (years)	5.5 – 6.3	5.5 – 6.3	5.0 – 6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	499,374	$47.60	7.5	$—
Granted	75,751	$21.32
Exercised	—	$—		$—
Expired	(164,189)	$51.76
Forfeited	(113,076)	$45.38
Outstanding at December 31, 2013	297,860	$39.53	7.9	$—
Granted	242,029	$3.91
Exercised	—	$—		$—
Expired	(32,012)	$42.63
Forfeited	(30,347)	$32.13
Outstanding at December 31, 2014	477,530	$36.43	8.0	$—
Granted	2,216,600	$3.11
Exercised	(3,566)	$3.02		$1,000
Expired	(17,791)	$40.02
Forfeited	(149,373)	$3.35
Outstanding at December 31, 2015	2,523,400	$6.36	8.7	$5,000
Exercisable at December 31, 2015	661,229	$14.27	7.9	$—

As of December 31, 2015 there was approximately $2.7 million, of total unrecognized compensation cost related to non-vested service-based stock options granted under the 2009 Plan and the Prior Plans.  That cost is expected to be recognized over a weighted-average period of 3.0 years.

The total fair value of stock options vested for the years ended December 31, 2015, 2014, and 2013 was $1.7 million, $1.5 million and $2.3 million, respectively.

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

2014 Warrant Exercise Agreement

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

2014 Stock Purchase Agreement

On January 21, 2014, the Company entered into a purchase agreement (Purchase Agreement), together with a registration rights agreement, for the sale of up to $15.0 million of shares of its common stock to Lincoln Park, subject to certain limitations, from time to time over a 30-month period, which began on April 3, 2014 and ends on October 3, 2016. The Company may direct Lincoln Park, at its sole discretion, to purchase up to 50,000 shares of common stock in regular purchases, increasing to amounts of up to 100,000 shares depending upon the closing sale price of the common stock.  In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock equals or exceeds $3.00 per share. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 10 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the floor price of $2.50, subject to adjustment.  The Company controls the timing and amount of any sales of common stock to Lincoln Park. The Company’s sales of shares of common stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock. For the year ended December 31, 2014, the Company issued 935,499 shares of common  stock to Lincoln Park and raised gross proceeds of $3.7 million (with the ability to sell up to an additional $11.3 million more in common stock). No shares were issued in 2015.

At-the-Market Sales Agreement

During the years ended December 31, 2014 and 2013, the Company raised net proceeds of $7.1 million and $4.8 million utilizing the At-the-Market Sales Agreement (ATM) with MLV & Co. LLC (formerly McNicoll, Lewis & Vlak) (MLV). The Company originally entered into the ATM with MLV in June 2011 in which the Company may sell shares of its common stock through MLV, as sales agent, in registered transactions from its shelf registration statement filed in July 2011, for aggregate proceeds of up to $20.3 million. The Form S-3 registration statement filed in June 2011 expired in July 2014. Shares of common stock sold under the ATM are to be sold at market prices.  The Company will pay up to 3% of the gross proceeds to MLV as a commission. At December 31, 2015 there was approximately $7.8 million of net capacity remaining on the ATM.

2014 Public Equity Offering

On September 17, 2014, the Company closed on a public equity offering whereby it sold 15,784,313 shares of common stock at an offering price of $2.55 per share.  The proceeds of $37.5 million, net of $2.4 million of underwriters’ discount and $0.3 million of issuance costs consisting primarily of legal and accounting fees, were recorded as a common stock issuance.

Treasury Stock

On December 23, 2015 Stonepine Capital, LLC (Stonepine) exchanged 1,250,000 shares of the Company's common stock held by Stonepine for 1,250 shares of Series A Convertible Preferred Stock. The common stock transferred from Stonepine to the Company during the share exchange is reserved as treasury shares. The value transferred to Series A Convertible Preferred Stock of $3.2 million is equal to the fair market value of the common stock as of December 23, 2015. See further discussion in note 9 of the consolidated financial statements.

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

Series B Convertible Preferred Stock

On March 9, 2012, the Company completed the sale of 12,308 shares of Series B-1 Non-Voting Convertible Preferred Stock (Series B-1 preferred stock) at an offering price of $3,250 per share.  In addition to the Series B-1 preferred stock, which was issued at the closing, the Company also authorized Series B-2 Voting Convertible preferred Stock (Series B-2 preferred stock).  The Series B-1 preferred stock and Series B-2 preferred stock collectively are referred to as the Series B preferred stock.  The Series B preferred stock is convertible, at the option of the holder thereof at any time after the five year anniversary of the closing of the offering, into shares of common stock at a conversion price of $3.25 per share of common stock, at a conversion ratio of one share of preferred stock for fifty shares of common stock.  At any time after the five year anniversary of issuance, the Company may elect to convert any or all outstanding shares of Series B preferred stock into shares of common stock, subject to certain limitations.  Dividends on the Series B preferred stock will be cumulative and compound daily, at a rate of 11.5% per annum, payable upon conversion, liquidation, redemption or other similar events, and payable in cash or Series B-1 preferred stock until the five year anniversary of issuance.  As of December 31, 2015, there are 338,710 accumulated but undeclared Series B-1 dividends.  Unless prohibited by Michigan law governing distributions to shareholders, the Series B-1 preferred stock shall be redeemable at the option of holder of the Series B-1 preferred stock commencing at any time after the five year anniversary of issuance, liquidation, winding up, dissolution or other similar events, subject to certain terms and limitations.

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

Series A Convertible Preferred Stock

On December 18, 2015, Vericel entered into a Securities Exchange Agreement (Exchange Agreement) with Stonepine pursuant to which Stonepine exchanged an aggregate of 1,250,000 shares of its common stock held by Stonepine for 1,250 shares of the Company’s Series A Convertible Preferred Stock (the Exchange). The Exchange closed on December 23, 2015. In connection with the Exchange, the Company designated 1,250 shares of its authorized and unissued preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into 1,000 shares of its common stock at any time at the holder’s option. The holder, however, will be prohibited from converting Series A Convertible Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the shares of the Company's common stock then issued and outstanding or, upon such holder’s written election, 14.99% of the shares of our common stock then issued and outstanding. In the event of our liquidation, dissolution, or winding up, holders of Series A Convertible Preferred Stock will receive a payment equal to any declared but unpaid dividends before any proceeds are distributed to the holders of common stock, after any proceeds are distributed to the holder of our Series B-1 Non-Voting Convertible Preferred Stock and Series B-2 Voting Convertible Preferred Stock (together, the Series B Convertible Preferred Stock) and pari passu with any distributions to the holders of the Company's common stock. Shares of Series A Convertible Preferred Stock have no voting rights, except as required by law and except where the consent of holders of a majority of the outstanding Series A Convertible Preferred Stock would be required to amend the terms of the Series A Convertible Preferred Stock. Shares of Series A Convertible Preferred Stock are entitled to receive dividends at the same time as the shares of Common Stock.

10.  Net Loss Per Common Share

The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2015	2014	2013
Numerator:
Net loss	$(16,340)	$(19,920)	$(15,622)
Less: earnings attributable to convertible preferred stock	6,736	6,005	5,352
Numerator of basic and diluted EPS	$(23,076)	$(25,925)	$(20,974)
Denominator:
Denominator for basic and diluted EPS: weighted-average common shares outstanding	23,760	11,642	3,016
Net loss per share attributable to common shareholders (basic and diluted)	$(0.97)	$(2.23)	$(6.95)

Common equivalent shares and treasury stock are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options, warrants, preferred stock and treasury stock) that have been excluded from the computations of diluted net loss per common share for the years ended December 31, 2015, 2014 and 2013 was 6.7 million, 2.3 million and 2.4 million, respectively.

11.  Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain common stock offerings.  The following warrants were outstanding during the year ended December 31, 2015, and include provisions that could require cash settlement of the warrants or have anti-dilution price protection provisions requiring the warrants to be recorded as liabilities of the Company at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as income or expense (non-cash) in the Company’s statement of operations in each subsequent period:

August 2013 Warrants
Exercise price	$4.80
Expiration date	August 16, 2018
Total shares issuable on exercise	724,950

In July and December 2015, the January and December 2010 Class A warrants convertible into 226,299 and 15,405 shares of common stock, respectively, expired unexercised. The fair value of the remaining August 2013 warrants are measured using the Black-Scholes valuation model.  Inherent in the Black-Scholes valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is based on the historical rate, which the Company anticipates to remain at zero.

The assumptions used by the Company are summarized in the following table:

August 2013 Warrants	December 31, 2015	December 31, 2014
Closing stock price	$2.58	$3.04
Expected dividend yield	—%	—%
Expected stock price volatility	91.4%	83.2%
Risk-free interest rate	1.31%	1.20%
Expected life (years)	2.63	3.63

12. Fair Value Measurements

The Company’s fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2015				December 31, 2014
	Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$757	$—	$757	$—	$1,081	$—	$1,061	$20

The fair values of the warrants are measured using the Black-Scholes valuation model. See Note 11 for further discussion of the significant observable inputs use to measure the warrant liabilities.

The following table summarizes the change in the estimated fair value of the Company’s warrant liabilities:

Warrant Liabilities (In thousands)
Balance at December 31, 2013	$2,019
Warrant exercises	(965)
Increase in fair value	27
Balance at December 31, 2014	1,081
Decrease in fair value	(324)
Balance at December 31, 2015	$757

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Year Ended December 31,
(In thousands)	2015	2014
Beginning balance	$20	$85
Decrease in fair value	(20)	(65)
Ending balance	$—	$20

13.  Income Taxes

Income (loss) before income taxes for U.S and non-U.S operations was as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. loss	$(16,235)	$(18,078)	$(15,622)
Non U.S. loss	(105)	(1,842)	—
	$(16,340)	$(19,920)	$(15,622)

A reconciliation of income taxes computed using the federal statutory rate to the taxes reported in the consolidated statements of operations is as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Loss before income taxes	$(16,340)	$(19,920)	$(15,622)
Federal statutory rate	34%	34%	34%
Taxes computed at federal statutory rate	(5,556)	(6,773)	(5,311)
State taxes (net of federal benefit)	(392)	(463)	—
Warrants	(118)	(10)	(1,815)
Nondeductible stock compensation	543	48	81
Michigan NOL benefit	—	—	(791)
Net operating loss expirations	—	655	612
Write-off of Section 382 limited NOL’s	—	67,781	—
Write-off of Section 383 limited R&D credits	—	1,600	—
Other	57	352	(27)
Adjustment to prior year filed returns	(5,203)	—	—
Change in valuation allowance	10,669	(63,190)	7,251
Reported income taxes	$—	$—	$—

Deferred tax assets consist of the following:

	Year Ended December 31,
(In thousands)	2015	2014
Net operating loss carryforwards	$13,998	$7,092
Employee benefits and stock compensation	2,485	1,897
Research and development costs	4,903	2,184
Fixed assets	453	254
Intangible assets	(477)	(510)
Asset retirement obligation	—	127
Inventory reserve	510	186
Other, net	143	115
Total deferred tax assets	22,015	11,345
Valuation allowance	(22,015)	(11,345)
Net deferred tax assets	$—	$—

In 2014, the Company underwent a change in control as defined by Section 382 of the Internal Revenue Code.  A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period.  This change in control resulted in substantial limitations being placed on certain tax attributes including net operating losses and tax credit carryforwards.  The limitations are computed based upon several variable factors including the value of the Company on the date of the change in control.  The projected annual limitation on the use of the net operating losses that existed prior to September 17, 2014 is $0.8 million.  As a result, a significant portion of the net operating losses and tax credit carryforwards will expire prior to their utilization, regardless of the level of future profitability.  Accordingly, the Company reduced its net operating losses and tax credit carryforwards in 2014 (with a corresponding adjustment to the valuation allowance) to reflect the amount available to offset future profits. There was not a change of control in 2015.

During the finalization of the 2014 federal tax return, the Company determined there was a net unrealized built-in gain of $8.9 million, which increases pre-ownership change net operating losses available to the Company to offset taxable income in the future. This results in a partial restoration of the net operating losses previously written-off as discussed above. A corresponding valuation allowance was recorded for the increase in deferred tax asset.
As of December 31, 2015, the Company’s U.S. federal, and state tax net operating loss carryforwards available to offset future profits, after considering the aforementioned annual Section 382 limit, are $39.3 million and $17.0 million, respectively.  These net operating loss carryforwards will expire between 2016 and 2035.

In accordance with the accounting guidance for income taxes, the Company estimated whether recoverability of its deferred tax assets is “more likely than not,” based on forecasts of taxable income in the related tax jurisdictions.  In this estimate, the Company uses historical results, projected future operating results based upon approved business plans, eligible carry forward periods, tax planning opportunities and other relevant considerations.  Based on these factors, including historical losses incurred by the Company, a full valuation allowance for the deferred tax assets, including the deferred tax assets for the aforementioned net operating losses and credits, has been provided since they are not more likely than not to be realized.  If the Company achieves profitability, these deferred tax assets may be available to offset future income taxes. The change in the valuation allowance was an increase of $10.7 million and decrease of $63.2 million for the years ended December 31, 2015 and 2014, respectively.

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

A reconciliation of the beginning and ending amounts of uncertain tax provision is as follows:

Unrecognized Income Tax
(In thousands)	Benefits
Balance at December 31, 2013	$900
Decrease in prior year tax positions	(900)
Balance at December 31, 2014 and 2015	$—

It is not anticipated that the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files U.S. federal, Michigan, Massachusetts, Colorado, Illinois and California income tax returns. Due to the Company’s net operating loss carryforwards, Federal income tax returns from incorporation are still subject to examination. Michigan tax returns for the year ended December 31, 2013 and forward are subject to examination. California tax returns for the year ended December 31, 2013 and forward are subject to examination.

14. Employee Savings Plan

The Company has a 401(k) savings plan that allows participating employees to contribute a portion of their salary, subject to annual limits and minimum qualifications.  The Board may, at its sole discretion, approve Company matching contributions to the plan.  The Company made contributions of $0.5 million, $0.3 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

15. Concentration of Credit

Revenue from one customer, a distributor in the U.S., represented 66% and 76% of total revenue during the years ended December 31, 2015 and 2014, respectively. Accounts receivable from the same customer accounted for 76% and 71% of the outstanding accounts receivable as of  December 31, 2015 and 2014, respectively. The next largest customer represented 12% and 10% of revenue for the year ended December 31, 2015 and 2014, respectively. Accounts receivable from the next largest customer accounted for 8% and 14% of the outstanding accounts receivable as of December 31, 2015 and 2014, respectively.

16. Commitments and Contingencies

Licenses, Royalties and Collaborative Agreements

Corning Incorporated — In December 2002, the Company entered into an agreement with Corning Incorporated (Corning) that granted Corning an exclusive sublicense relating to the Company’s cell transfection technology.  Under the terms of the agreement, the Company retains exclusive rights to the applications of the technologies involving cells for therapeutic applications.  In addition, the agreement provides for future royalty payments on net sales of licensed products sold under the sublicense amounting to 5% of such sales up to $50.0 million.  However, the Company does not expect to receive material revenue from this source for several years, if ever.

RealBio Technologies — In May 2009, the Company entered into an agreement with RealBio Technologies, Inc. (RealBio) that granted RealBio an exclusive license to utilize our technology outside of the Company’s core area of focus - human regenerative medicine. In return for this license, the Company received a minority equity interest in RealBio, which was not material as of December 31, 2015 or 2014.

Matricel — In October 2015, the Company signed a long-term supply agreement with Matricel GmbH for the ACI-Maix collagen membrane used in the manufacture of MACI™. Matricel supplied ACI-Maix membranes used in the production of MACI when it was previously marketed outside the U.S. by Genzyme Corporation, a Sanofi company. Under the agreement, the Company has committed to purchase $0.3 million of material in 2016. In the event that the Biologics License Application is approved for MACI, annual purchase commitments would equal approximately $0.6 million per year. The agreement is effective until December 31, 2022 and contains a 5-year renewal option by the Company and an additional 5-year automatic renewal, unless otherwise terminated.

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

Contractual Obligations

The Company leases facilities in Ann Arbor, Michigan; Cambridge, Massachusetts and Kastrup, Denmark. In March 2016, the Company amended its current lease in Cambridge to extend the terms until March 2022. In addition to the property leases, the Company also leases an offsite warehouse, various vehicles and computer equipment.

Future minimum payments related to Vericel’s operating and capital leases are as follows:

		Payments Due by Period
Contractual Obligations	Total	2016	2017	2018	2019	2020	More than 5 Years
Operating leases	$27,693	$4,310	$4,890	$4,572	$4,260	$4,386	$5,275
Purchase commitments	300	300	—	—	—	—	—
Capital leases	118	43	43	32	—	—	—
Total	$28,111	$4,653	$4,933	$4,604	$4,260	$4,386	$5,275

Rent expense for the years ended December 31, 2015, 2014 and 2013, was $4.9 million, $2.5 million and $1.0 million, respectively.

17. Subsequent Events

On March 8, 2016, Vericel entered into a $15.0 million debt financing with Silicon Valley Bank (SVB). The debt financing consists of a $3.0 million term loan available immediately upon the closing, $2.0 million term loan available upon the FDA's approval of the MACI BLA and up to $10.0 million revolving line of credit. The term loans are interest only (indexed to Wall Street Journal (WSJ) Prime plus 0.75%) until March 1, 2017 followed by 36 equal monthly payments of principal plus interest maturing February 1, 2020. The revolving credit is limited to a borrowing base calculated using eligible accounts receivable and maturing March 8, 2018 with an interest rate indexed to WSJ Prime plus 0.25% up to 0.75%. Monthly, the Company must remain in compliance with an adjusted quick ratio greater than or equal to 1.10 to 1.0. The adjusted quick ratio is the ratio of (a) unrestricted cash and cash equivalents and net billed accounts receivable to (b) current liabilities minus the current portion of deferred revenue and warrant liabilities.

18. Supplementary Quarterly Financial Information (unaudited)
Quarterly earnings per share amounts may not sum to the totals for each of the years, since quarterly computations are based on weighted average common shares outstanding during each quarter.

In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2015
Revenues	$10,849	$13,590	$11,309	$15,420	$51,168
Gross profit	5,281	6,689	4,537	8,191	24,698
Loss from operations	(4,572)	(2,265)	(4,877)	(4,957)	(16,671)
Net loss	(4,862)	(2,152)	(4,416)	(4,910)	(16,340)
Net loss per share (Basic and Diluted)	(0.27)	(0.16)	(0.26)	(0.28)	(0.97)
2014
Revenues(a)	$—	$4,432	$9,658	$14,706	$28,796
Gross profit (loss)	—	(577)	4,126	7,954	11,503
Loss from operations	(4,645)	(8,522)	(8,022)	(2,345)	(23,534)
Net loss(b)	(5,995)	(4,638)	(6,917)	(2,370)	(19,920)
Net loss per share (Basic and Diluted)	(1.26)	(0.94)	(0.82)	(0.17)	(2.23)

(a) Revenue from commercial operations began in June 2014 following the acquisition of the CTRM business. Prior to June 2014, Vericel was a development stage entity.

(b) The net loss in the second quarter of 2014 includes a $3.5 million bargain purchase gain as a result of the CTRM business acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 There are none to report.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of its certifying officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules l3a-15(e) and l5d-15(e) under the Exchange Act. Based on the evaluation as of December 31, 2015, our Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting as described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule l3a-l5(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management, under the supervision and with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the design of controls to mitigate segregation of duties conflicts in our financial management/ERP software. Specifically, our Controller had access to modules in the financial management software beyond necessary to perform the job of Controller, and the controls that were designed and implemented to be performed by the Controller to mitigate the incompatible duties of other financial personnel were ineffective. Thus, the material weakness impacted substantially all financial statement accounts and all financial statement assertions. While the material weakness did not result in any financial statement adjustments during the year ended December 31, 2015, it could result in misstatements to substantially all accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on criteria in Internal Control - Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this form 10-K.

Plan for Remediation of Material Weakness

With the oversight of senior management and our audit committee, we have taken steps to remediate the material weakness noted above. Beginning in January 2016, we have modified and removed the Controller's access to modules in the financial management software.

In January 2016, with the oversight of senior management and our audit committee, we have taken steps to begin to design a remediation plan. Plan steps and actions taken thus far are below.

1)
Remove inappropriate permissions. When the permissions error was located in January 2016, inappropriate access was immediately removed. IT staff responsible for the maintenance of Active Directory Group assignments made changes to the Controller’s permissions and by January 25, 2016, the Controller’s permissions were corrected to remove the incompatible access.

2)
Enable and/or design reporting functionality that provides an audit trail for journal entries, module access and other relevant user actions. In addition to the corrections to the Controller’s permissions, the FastPath software vendor was contacted to customize an additional report that is needed to document the audit trail / life cycle of each journal entry in the ERP. The new report captures journal entries that originate in the general ledger together with the user that initiated each journal entry, the user the changed each journal entry, and the user that posted each journal entry in the ERP.

3)	Review remaining conflicts and confirm whether Controller’s review would effectively mitigate the risk associated with the permissions.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On March 8, 2016, we entered into amendments to our 2005 and 2008 lease agreements for our Cambridge, Massachusetts headquarters. The amendment to the 2008 lease agreement provides for an additional 306 rentable square feet of space, extends the term of the lease for an additional five years through February 28, 2022, and gives us an option to extend the term for one additional period of five years. In addition, the amendment provides us with a right of first offer to rent an additional 12,795 rentable square feet of space, subject to availability and the satisfaction of certain other conditions specified in the amendment. The annual lease rate will range from $71 per rentable square foot commencing on March 1, 2017 to $79.91 per rentable square foot for the period commencing on March 1, 2021. In addition, the landlord has agreed to provide us a leasehold improvement allowance under this lease agreement of $0.4 million.

The amendment to the 2005 lease agreement also extends the term of our lease through February 28, 2022, and provides us with an option to the extend the term for one additional period of five years. Similar to the amendment to the 2008 lease agreement, the annual lease rate will range from $71 per rentable square foot commencing on March 1, 2017 to $79.91 per rentable square foot for the period commencing on March 1, 2021. In addition, the landlord has agreed to provide us a leasehold improvement allowance under this lease agreement of $1.6 million.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K, and is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2015 Annual Meeting of Shareholders scheduled for May 4, 2016.

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

Date: March 14, 2016
Vericel Corporation

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on behalf of the registrant on March 14, 2016 by the following persons in the capacities indicated.

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

3.2
Certificate of Amendment to Restated Articles of Incorporation of the Company dated February 9, 2010, filed as Exhibit 3.2 to the Company’s Post-Effective Amendment No. 1 to Form S-1 filed on March 31, 2010, incorporated herein by reference.

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

3.7**	Certificate of Designations, Preferences and Rights and Limitations of Series A Convertible Preferred Stock.

3.8	Bylaws, as amended, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010, incorporated herein by reference.

4.1	Form of Senior Indenture for Senior Debt Securities, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on June 29, 2015 and incorporated herein by reference.

4.2	Form of Indenture for Subordinated Debt Securities, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on June 29, 2015 and incorporated herein by reference.

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

Exhibit No.	Description

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

10.13
Standard Lease between the Company and Domino’s Farms Office Park, L.L.C. dated January 31, 2007, as amended, (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2013).

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

Exhibit No.	Description
10.19	Amended Code of Business Conduct and Ethics, attached as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on August 31, 2010, incorporated herein by reference.

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

10.3
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

Exhibit No.	Description
10.38	Form of Warrant Exercise Agreement, dated September 24, 2013 (incorporated herein by reference to Exhibit 10 to the Company’s Report on Form 8-K, filed on September 27, 2013).

10.39
Consulting Services Agreement, executed January 9, 2014 and effective January 1, 2014, by and between the Company and Ronnda L. Bartel (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed on January 14, 2014).

10.4
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

10.45#
Employment Agreement, dated May 13, 2014, by and between the Company and Gerard J. Michel (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2014).

10.46**	Transition Services Agreement, dated as of May 30, 2014, by and between the Company and Genzyme Corporation, as amended.

10.47**	Transition Supply Agreement, dated as of May 30, 2014, by and between the Company and Genzyme Corporation, as amended.

10.48	Form of Warrant Exercise Agreement, dated July 9, 2014 (incorporated herein by reference to Exhibit 10 to the Company’s Report on Form 8-K, filed on July 11, 2014).

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

Exhibit No.	Description
10.54#
Employment Agreement, dated November 6, 2014, by and between the Company and Gerard Michael (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2014).

10.55#	Amended and Restated Non-employee Director Compensation Guidelines.

10.56
Securities Exchange Agreement, dated December 18, 2015, by and between the Company and Stonepine Capital, LP (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2015).

10.57**	Lease Agreement, dated November 30, 2005, by and between the Company and Up 64 Sidney Street, LLC, as amended.

10.58**	Lease Agreement, dated January 23, 2008, by and between the Company and Up 64 Sidney Street, LLC, as amended.

10.61*
ACI-Maix Supply Agreement, dated October 20, 2015, by and between the Company and Matricel GmbH (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed on November 11, 2015).

10.62
Vericel Corporation 2015 Employee Stock Purchase Plan (incorporated herein by reference to Appendix I of the Company’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2014, filed on March 25, 2015).

10.63**	Third Amendment to Standard Lease between the Company and Domino's Farms Office Park, L.L.C., dated March 2, 2015.

21.1**	Subsidiaries of Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

#            Management contract or compensatory plan or arrangement covering executive officers or directors of Vericel.

*            Confidential treatment status has been granted as to certain portions thereto, which portions are omitted and filed separately with the Securities and Exchange Commission.
** Filed herewith.

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