Form 10-Q
period 2016-03-31
Vericel Corp
filed 2016-05-10
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016,

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

Large accelerated filer - ☐	Accelerated filer - ☒

Non-accelerated filer - ☐	Smaller reporting company - ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes - ☐  No - ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	23,934,124
(Class)	Outstanding at May 3, 2016

VERICEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$13,544	$14,581
Accounts receivable (net of allowance for doubtful accounts of $68 for 2016 and 2015)	9,669	10,919
Inventory	1,942	1,379
Other current assets	662	464
Total current assets	25,817	27,343
Property and equipment, net	4,393	4,049
Intangible assets, net	2,847	2,917
Total assets	$33,057	$34,309
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,293	$7,588
Accrued expenses	4,943	3,603
Warrant liabilities	2,397	757
Other	136	160
Total current liabilities	13,769	12,108
Long term debt	62	71
Total liabilities	13,831	12,179
COMMITMENTS AND CONTINGENCIES (Note 13)
Shareholders’ equity:
Series A non-voting convertible preferred stock, no par value: shares authorized and reserved — 1; shares issued and outstanding — 1	3,150	3,150
Series B-2 voting convertible preferred stock, no par value: shares authorized and reserved — 39, shares issued and outstanding — 12	38,389	38,389
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 23,891 and 23,789, respectively	308,512	307,766
Treasury stock — 1,250 shares	(3,150)	(3,150)
Accumulated deficit	(327,675)	(324,025)
Total shareholders’ equity	19,226	22,130
Total liabilities and shareholders’ equity	$33,057	$34,309

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Product sales	$14,108	$10,849
Total revenues	14,108	10,849
Costs and expenses:
Cost of product sales	6,560	5,568
Gross profit	7,548	5,281
Research and development	3,536	4,377
Selling, general and administrative	6,004	5,476
Total operating expenses	9,540	9,853
Loss from operations	(1,992)	(4,572)
Other income (expense):
Increase in fair value of warrants	(1,640)	(317)
Foreign currency translation (loss) gain	(10)	16
Interest income	5	13
Interest expense	(3)	(2)
Other expense	(10)	—
Total other income (expense)	(1,658)	(290)
Net loss	$(3,650)	$(4,862)

Net loss per share attributable to common shareholders (Basic and Diluted) (see note 11)	$(0.24)	$(0.27)
Weighted average number of common shares outstanding (Basic and Diluted)	22,604	23,786

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(3,650)	$(4,862)
Other comprehensive loss
Foreign currency translation	—	(71)
Comprehensive loss	$(3,650)	$(4,933)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(3,650)	$(4,862)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	445	328
Stock compensation expense	488	922
Change in fair value of warrants	1,640	317
Inventory provision	17	—
Foreign currency translation loss (gain)	10	(16)
Gain on sales of fixed assets	—	(35)
Changes in operating assets and liabilities:
Inventory	(580)	(85)
Accounts receivable	1,250	(975)
Other current assets	(229)	191
Accounts payable	(1,976)	460
Accrued expenses	1,340	(394)
Other non-current assets and liabilities, net	(24)	36
Net cash used for operating activities	(1,269)	(4,113)
Investing activities:
Expenditures for property, plant and equipment	(13)	(353)
Other	93	35
Net cash provided by (used in) investing activities	80	(318)
Financing activities:
Net proceeds from issuance of common stock	258	—
Deferred financing costs	(97)	—
Payments on long-term debt	(9)	(9)
Net cash provided by (used in) financing activities	152	(9)
Net decrease in cash	(1,037)	(4,440)
Cash at beginning of period	14,581	30,343
Cash at end of period	$13,544	$25,903

Supplemental cash flow information (non-cash):
Additions to equipment in process included in accounts payable	$706	$458

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2015 (UNAUDITED)

1.	Organization

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

The condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year or for any other period.  The March 31, 2016 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 14, 2016 (Annual Report).

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance requiring entities to apply a new model for recognizing revenue from contracts with customers and the reporting of principal versus agent considerations. The guidance will supersede the current revenue recognition guidance and require entities to evaluate their revenue recognition arrangements using a five step model to determine when a customer obtains control of a transferred good or service. The guidance is currently effective for annual reporting periods beginning after December 15, 2017 and may be adopted using a full or modified retrospective application. The Company is currently in the process of evaluating its revenue arrangements under the issued guidance and has not yet determined the impact to its consolidated financial statements.

Going Concern Assessment

The FASB has issued authoritative guidance for management on how to assess whether substantial doubt exists regarding an entity’s ability to continue as a going concern and guidance on how to prepare related footnote disclosures. The guidance will require management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern for one year from the date the financial statements are issued. The guidance is effective for annual reporting periods beginning after December 15, 2016. As of March 31, 2016, the Company does not expect the guidance to impact future disclosures.

Presentation and Subsequent Measurement of Debt Issuance Costs

The FASB issued guidance which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. For debt issuance costs related to line-of-credit arrangements, companies are able to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance was effective for annual reporting periods beginning after December 15, 2015 and the Company adopted the guidance for the three months ended March 31, 2016.

Accounting for Leases

The FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In accordance with the updated guidance, lessees are required to recognize the assets and liabilities arising from operating leases on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within 2018. The Company is currently reviewing the potential impact of adopting the new guidance.

Share-based Payment Accounting

The FASB issued guidance to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. We are currently evaluating the potential impact that this standard may have on our financial position, results of operations and statement of cash flows.

4.	Selected Balance Sheet Components

Inventory as of March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Raw materials	$1,691	$1,228
Work-in-process	232	131
Finished goods	19	20
Inventory	$1,942	$1,379

Property and equipment, net as of March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Machinery and equipment	$3,185	$3,280
Furniture, fixtures and office equipment	931	931
Computer equipment and software	2,662	2,662
Leasehold improvements	2,393	2,393
Construction in process	1,140	421
Total property and equipment, gross	10,311	9,687
Less: Accumulated depreciation	(5,918)	(5,638)
	$4,393	$4,049

Depreciation expense for the three months ended March 31, 2016 and 2015 was $0.4 million and $0.3 million, respectively.

Intangible assets, net as of March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Commercial rights	$3,360	$3,360
Less: accumulated amortization	$(513)	$(443)
	$2,847	$2,917

Amortization expense was $0.1 million for both the three months ended March 31, 2016 and 2015.

Estimated future amortization expense is as follows:

Calendar Years Ending December 31, (In thousands)
2016	$210
2017	280
2018	280
2019	280
2020	280
Thereafter	1,517
Total	$2,847

Accrued expenses as of March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Bonus related compensation	$2,584	$1,956
Employee related accruals	1,959	1,341
Accrued expenses	16	75
Other	384	231
	$4,943	$3,603

5.	Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings.  The following warrants were outstanding at March 31, 2016, and include provisions that could require cash settlement of the warrants or have anti-dilution price protection provisions requiring the warrants to be recorded as liabilities of the Company at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as income or expense (non-cash) in the Company’s statement of operations in each subsequent period:

August 2013 Warrants
Exercise price	$4.80
Expiration date	August 16, 2018
Total shares issuable on exercise	724,950

The fair value of the August 2013 warrants is measured using the Black-Scholes valuation model.  Inherent in the Black-Scholes valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. See further detail in note 8 of the condensed consolidated financial statements.

The assumptions used by the Company are summarized in the following tables:

August 2013 Warrants	March 31, 2016	December 31, 2015
Closing stock price	$5.86	$2.58
Expected dividend rate	—%	—%
Expected stock price volatility	89.8%	91.4%
Risk-free interest rate	0.8%	1.3%
Expected life (years)	2.38	2.63

6.	Debt

On March 8, 2016, the Company entered into a $15.0 million debt financing with Silicon Valley Bank (SVB). The debt financing consists of a $3.0 million term loan available immediately upon the closing, $2.0 million term loan available upon the FDA's approval of the MACI BLA and up to $10.0 million revolving line of credit. The term loans are interest only (indexed to Wall Street Journal (WSJ) Prime plus 0.75%) until March 1, 2017 followed by 36 equal monthly payments of principal plus interest maturing February 1, 2020. The revolving credit is limited to a borrowing base calculated using eligible accounts receivable and maturing March 8, 2018 with an interest rate indexed to WSJ Prime plus 0.25% or 0.75%, depending on certain balance sheet ratios. Monthly, the Company must remain in compliance with an adjusted quick ratio greater than or equal to 1.10 to 1.0. The adjusted quick ratio is the ratio of (a) unrestricted cash and cash equivalents and net billed accounts receivable to (b) current liabilities minus the current portion of deferred revenue and warrant liabilities. SVB has a first priority perfected security interest in all assets of the Company other than intellectual property. As of March 31, 2016, there was no outstanding debt with SVB, the capacity of the revolving line of credit was $7.8 million and we were, and continue to be, in compliance with our debt covenants.

7.	Stock-based Compensation

Stock Option and Equity Incentive Plans

The Company can issue nonqualified and incentive stock options as well as other equity awards pursuant to its Second Amended and Restated 2009 Omnibus Incentive Plan, (Option Plan).  Such awards pursuant to the Option Plan may be granted by the Company’s Board of Directors to certain of the Company’s employees, directors and consultants.

During the three months ended March 31, 2016, the Company granted 835,480 service-based options to purchase common stock.  The options were granted with exercise prices equal to the fair market value of the Company’s stock at the grant date, and other than those granted to non-employee directors, vest over four years, under a graded-vesting methodology, following the date of grant, and expire after ten years. The Company issues new shares upon the exercise of stock options. The weighted average grant-date fair value of service-based options granted under the Option Plan during the three month periods ended March 31, 2016 and 2015 was $2.19 and $2.22, respectively.

The net compensation expense recorded for the service-based stock options related to employees and directors was $0.5 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively.  The compensation cost includes forfeiture adjustments.

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

Three Months Ended March 31,
Service-Based Stock Options	2016	2015
Expected dividend rate	—%	—%
Expected stock price volatility	78.7 – 85.5%	80.3 – 88.1%
Risk-free interest rate	1.3 – 1.8%	1.5 – 1.9%
Expected life (years)	6.1 – 6.3	5.5 – 6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,523,400	$6.36	8.7	$5,000
Granted	835,480	$3.09
Exercised	38,919	$3.06		$76,687
Expired	34,187	$49.45
Forfeited	72,340	$3.94
Outstanding at March 31, 2016	3,213,434	$5.14	8.8	$8,116,912
Exercisable at March 31, 2016	739,346	$11.20	7.4	$1,430,199

As of March 31, 2016 there was approximately $3.9 million of total unrecognized compensation cost related to non-vested service-based stock options granted under the Option Plan.  That cost is expected to be recognized over a weighted-average period of 3.3 years.

The total fair value of options vested during the three months ended March 31, 2016 and 2015 was $0.5 million and $0.3 million, respectively.

Employee Stock Purchase Plan

Employees are able to purchase stock under the Vericel Corporation Employee Stock Purchase Plan (ESPP), which was implemented effective October 1, 2015. Participation in this plan is available to substantially all employees. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. On April 1, 2016, employees purchased 42,481 shares resulting in proceeds from the sale of common stock of $0.1 million under the ESPP. The total share-based compensation expense for the ESPP for the three months ended March 31, 2016 was less than $0.1 million.

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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	March 31, 2016				December 31, 2015
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$2,397	$—	$2,397	$—	$757	$—	$757	$—

The following table summarizes the change in the estimated fair value of the Company’s warrant liabilities:

Warrant Liabilities (In thousands)
Balance at December 31, 2015	$757
Increase in fair value	1,640
Balance at March 31, 2016	$2,397

9.	Shareholders' Equity

On January 21, 2014, the Company entered into a purchase agreement (Purchase Agreement), together with a registration rights agreement, for the sale of up to $15.0 million of shares of its common stock to Lincoln Park, subject to certain limitations, from time to time over a 30 months period, which began on April 3, 2014 and ends on October 3, 2016.

The Company may direct Lincoln Park, at its sole discretion, to purchase up to 50,000 shares of common stock in regular purchases, increasing to amounts of up to 100,000 shares depending upon the closing sale price of the common stock.  In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock equals or exceeds $3.00 per share.  The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 10 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the floor price of $2.50, subject to adjustment.  The Company controls the timing and amount of any sales of common stock to Lincoln Park. The Company’s sales of shares of common stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock. The remaining capacity under this agreement is $11.3 million as of March 31, 2016.  No shares were issued in 2015 or 2016.

At March 31, 2016, there was approximately $7.8 million of net capacity remaining on the At-the-Market Sales Agreement with MLV & Co. LLC (formerly McNicoll, Lewis & Vlak) which allowed us to sell shares of our common stock from time to time under a registration statement on Form S-3 filed in June 2011, pursuant to which we registered $100 million of our securities for public sale. The Form S-3 registration statement filed in June 2011 expired in July 2014. If we choose to access the remaining capacity, we will file an updated Form S-3 registration statement.

Treasury Stock

On December 23, 2015 Stonepine Capital, LLC (Stonepine) exchanged 1,250,000 shares of the Company's common stock held by Stonepine for 1,250 shares of Series A Convertible Preferred Stock. The common stock transferred from Stonepine to the Company during the share exchange is reserved as treasury shares. The value transferred to Series A Convertible Preferred Stock of $3.2 million is equal to the fair market value of the common stock as of December 23, 2015. See further discussion in note 10 of the condensed consolidated financial statements.

10.	Preferred Stock

Series B Convertible Preferred Stock

On March 9, 2012, the Company completed the sale of 12,308 shares of Series B-1 Non-Voting Convertible Preferred Stock (Series B-1 preferred stock) at an offering price of $3,250 per share.  In addition to the Series B-1 preferred stock, which was issued at the closing, the Company also authorized Series B-2 Voting Convertible Preferred Stock (Series B-2 preferred stock).  The Series B-1 preferred stock and Series B-2 preferred stock collectively are referred to as the Series B preferred stock.  The Series B preferred stock is convertible, at the option of the holder thereof at any time after the 5 years anniversary of the closing of the offering, (the Conversion date) into shares of common stock at a conversion price of $3.25 per share of common stock.  At any time after the Conversion date, the Company may elect to convert any or all outstanding shares of Series B preferred stock into shares of common stock, subject to certain limitations.  Stock dividends on the Series B preferred stock will be cumulative and compound daily, at a rate of 11.5% per annum, payable upon conversion, liquidation, redemption or other similar events, and payable in cash or Series B-1 preferred stock until the Conversion date.  As of March 31, 2016, there are approximately 366,457 shares of accumulated but undeclared Series B-1 Stock dividends.  Unless prohibited by Michigan law governing distributions to shareholders, the Series B-1 preferred stock shall be redeemable at the option of holder of the Series B-1 preferred stock commencing at any time after the Conversion date, liquidation, winding up, dissolution or other similar events, subject to certain terms and limitations.

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

In 2013, the Company amended the Series B preferred stock agreement to remove the cash redemption provision, modify the liquidation preferences for the Series B-2 preferred stock and to increase the redemption price for the Series B-1 preferred stock.  The redemption price, prior to the five years anniversary, is now equal to $7,430 multiplied by the number of Series B-1 preferred shares redeemed minus the Company’s closing stock price multiplied by the number of common shares into which the outstanding Series B-2 preferred stock are convertible.  The redemption price, after the five years anniversary, is the amount equal to the greater of the Series B offering price plus accrued dividends or the conversion value in common stock.  As a result of the amendment to the agreement, the total amount of $38.4 million Series B preferred stock was reclassified from mezzanine into shareholders’ equity.

Series A Convertible Preferred Stock

On December 18, 2015, the Company entered into a Securities Exchange Agreement (Exchange Agreement) with Stonepine pursuant to which Stonepine exchanged an aggregate of 1,250,000 shares of its common stock for 1,250 shares of the Company’s Series A Convertible Preferred Stock (the Exchange). The Exchange closed on December 23, 2015. In connection with the Exchange, the Company designated 1,250 shares of its authorized and unissued preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into 1,000 shares of its common stock at any time at the holder’s option. The holder, however, will be prohibited from converting Series A Convertible Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the shares of the Company's common stock then issued and outstanding or, upon such holder’s written election, 14.99% of the shares of the Company's common stock then issued and outstanding. In the event of our liquidation, dissolution, or winding up, holders of Series A Convertible Preferred Stock will receive a payment equal to any declared but unpaid dividends before any proceeds are distributed to the holders of common stock, after any proceeds are distributed to the holder of our Series B-1 Non-Voting Convertible Preferred Stock and Series B-2 Voting Convertible Preferred Stock (together, the Series B Convertible Preferred Stock) and pari passu with any distributions to the holders of the Company's common stock. Shares of Series A Convertible Preferred Stock have no voting rights, except as required by law and except where the consent of holders of a majority of the outstanding Series A Convertible Preferred Stock would be required to amend the terms of the Series A Convertible Preferred Stock. Shares of Series A Convertible Preferred Stock are entitled to receive dividends at the same time as the shares of Common Stock.

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

The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Three Months Ended March 31,
(Amounts In thousands except per share amounts)	2016	2015
Numerator:
Net loss	$(3,650)	$(4,862)
Dividends accumulated on convertible preferred stock	(1,804)	(1,590)
Net loss attributable to common shareholders	$(5,454)	$(6,452)
Denominator:
Denominator for basic and diluted EPS:
Weighted-average common shares outstanding	22,604	23,786
Net loss per share attributable to common shareholders (basic and diluted)	$(0.24)	$(0.27)

Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options, warrants and preferred stock) that have been excluded from the computations of diluted net loss per common share at March 31, 2016 and 2015 were 6.2 million and 4.2 million, respectively.

12. Concentration of Credit Risk

Revenue from one customer, a distributor in the U.S., represented approximately 62% and 63% of total revenue during the three months ended March 31, 2016 and 2015, respectively.  Accounts receivable from the same customer accounted for 72% and 76% of the outstanding accounts receivable as of March 31, 2016 and December 31, 2015, respectively. The next largest customer represented approximately 16% of revenue for the three month period ended March 31, 2016 and 2015. Accounts receivable from the next largest customer accounted for 11% and 8% of the outstanding accounts receivable as of March 31, 2016 and December 31, 2015, respectively. No other customer accounted for more than 10% of revenue reported.

13. Commitments and Contingencies

The Company leases facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. In March 2016, the Company amended its current lease in Cambridge to, among other provisions, extend the terms until February 2022. In addition to the property leases, the Company also leases an offsite warehouse, various vehicles and computer equipment.

As of March 31, 2016, future minimum payments related to leases and other contractual obligations are as follows:

(In thousands)	Total	2016	2017	2018	2019	More than 5 Years
Operating leases	$26,617	$3,213	$4,899	$4,582	$4,262	$9,661
Purchase commitments	750	750	—	—	—	—
Capital leases	107	32	43	32	—	—
Total	$27,474	$3,995	$4,942	$4,614	$4,262	$9,661

Rent expense for both the three months ended March 31, 2016 and 2015 was $1.2 million.

14. Subsequent Events

On April 5, 2016, the Company entered into a services agreement with Dohmen Life Science Services, LLC (DLSS) for DLSS to exclusively provide certain administrative and clinical support services for Carticel® and MACI™, the Company's products intended for the treatment of symptomatic cartilage defects of the knee in adult patients (the DLSS Agreement). Under the terms of the DLSS Agreement, DLSS has also agreed to exclusively design, develop and implement a patient support services program for each product. The Company with DLSS intend to jointly develop a plan to assist with the implementation of each program. Subject to certain exceptions, DLSS will be responsible for all costs in connection with the development of each program. The initial term of the DLSS Agreement will be for 36 months following the effective date of the DLSS Agreement. Thereafter, the Company may renew, in its sole discretion, for one or two successive 12 month periods.

On April 20, 2016, the Company entered into an amended and restated contract manufacturing and supply agreement (the Vention Agreement) with Vention Medical Inc. (formerly ATEK Medical, LLC) (Vention) for the manufacture of the Company’s proprietary cell cassette for use in the Company’s ixmyelocel-T manufacturing process. The Vention Agreement amends and restates in its entirety the contract and manufacturing supply agreement between the Company and Vention dated November 8, 2010. Pursuant to the Vention Agreement, the Company will purchase from Vention and Vention will manufacture the cell cassettes for the Company and will assemble, package, label and sterilize the cell cassettes in Vention’s facilities. Vention will be responsible for obtaining all of the Company’s approved components pertaining to the cell cassettes. The Company is obligated to order and purchase the cell cassettes from Vention on a schedule and in quantities agreed to between the parties. The term of the Vention Agreement commenced on November 8, 2010 and shall expire on November 7, 2021. At the end of such term, the Vention Agreement will terminate automatically without notice unless prior to that time the term is extended by mutual written consent delivered at least six months prior to the termination date.

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

Manufacturing

We have a cell-manufacturing facility in Cambridge, Massachusetts which is used for U.S. manufacturing and distribution of Carticel, Epicel manufacturing and also manufacturing of MACI for the SUMMIT study conducted for approval in Europe. We also operate a centralized cell manufacturing facility in Ann Arbor, Michigan. The Ann Arbor facility supports the current open label extension portion of the ixCELL-DCM clinical trial being conducted in the United States and Canada and we believe we have sufficient capacity, with minor modifications, to supply our early commercialization requirements.

Product Portfolio

We market two autologous cell therapy products in the United States: Carticel® (autologous cultured chondrocytes), an autologous chondrocyte implant for the treatment of cartilage defects in the knee, and Epicel® (cultured epidermal autografts), a permanent skin replacement for the treatment of patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (TBSA). We are also developing MACI™, a third-generation autologous chondrocyte implant for the treatment of cartilage defects in the knee and for which a BLA is under review by the FDA. Our product candidate portfolio also includes ixmyelocel-T, a patient-specific multicellular therapy currently in development for the treatment of advanced heart failure due to ischemic dilated cardiomyopathy (DCM). We completed enrolling and treating patients in our Phase 2b ixCELL-DCM study in February 2015 and on March 10, 2016 announced the trial had met its primary endpoint of reduction in clinical cardiac events and that incidence of adverse events, including serious adverse events, in patients treated with ixmyelocel-T was comparable to patients in the placebo group.

Carticel

Carticel, a first-generation autologous chondrocyte implant product for the treatment and repair of cartilage defects in the knee, is the first and currently the only FDA-approved autologous cartilage repair product.  Carticel is indicated for the repair of symptomatic cartilage defects of the femoral condyle (medial, lateral or trochlea) caused by acute or repetitive trauma, in patients who have had an inadequate response to a prior arthroscopic or other surgical repair procedure such as debridement, microfracture, drilling/abrasion arthroplasty, or osteochondral allograft/autograft.  Carticel received a Biologics License Application (BLA) approval in 1997 and is currently marketed in the U.S.  It is generally used on patients with larger lesions (greater than 3 cm2).

In the U.S., we focus net sales of Carticel on the sports-injury-targeted orthopedic physician target audience, which is very concentrated, with 60% of the current Carticel business originating from 25% of this audience, or approximately 110 physicians. We currently have a 21-person field force calling on this sports-injury targeted orthopedic physician audience. For the three months ended March 31, 2016, net revenues were $8.8 million for Carticel.

Epicel

Epicel (cultured epidermal autografts) is a permanent skin replacement for full thickness burns greater than or equal to 30% of TBSA.  Epicel is regulated by the Center for Biologics Evaluation and Research under medical device authorities, and is the only FDA-approved autologous epidermal product available for large total surface area burns. Epicel was designated as a HUD in 1998 and an HDE application for the product was submitted in 1999.  HUDs are devices that are intended for diseases or conditions that affect fewer than 4,000 individuals annually in the United States. Under an HDE approval, a HUD cannot be sold for an amount that exceeds the cost of research and development, fabrication and distribution unless certain conditions are met. Currently, fewer than 100 patients are treated with Epicel in the U.S. each year. For the three months ended March 31, 2016, net revenues were $5.3 million for Epicel.

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

On February 18, 2016, the FDA approved the Company’s HDE supplement to revise the labeled indications of use to specifically include pediatric patients and to add pediatric labeling. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with massive burns treated with Epicel relative to standard care. Due to the change in the label to include use in pediatric patients, Epicel is no longer subject to the HDE profit restrictions. In conjunction with meeting the pediatric eligibility criteria, the FDA has determined the ADN number for Epicel is 360,400.

We currently have a 5-person field force calling upon dedicated burn centers.

MACI

MACI is a third-generation autologous chondrocyte implant product for the treatment of focal chondral cartilage defects in the knee.  MACI received marketing authorization in Europe in July 2013 by meeting the requirements of the Advanced Therapy and Medicinal Product (ATMP) guidelines.  MACI had been commercially available in the European Union (EU) since 1998.  As part of the June 2014 restructuring we temporarily suspended sales of MACI in August 2014, primarily due to low utilization and an unfavorable pricing environment.  We believe that MACI has significant revenue potential in the U.S., if approved and reimbursed. On March 4, 2016, the FDA accepted our BLA seeking approval to market MACI as an autologous cellular treatment for symptomatic cartilage defects of the knee. The FDA provided a Prescription Drug User Fee Act goal date of January 3, 2017. In addition, the FDA has communicated that it is not currently planning to hold an advisory committee meeting to discuss the application.

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

Our lead clinical development program for ixmyelocel-T is focused on severe, chronic ischemic cardiovascular diseases. We have completed the double-blind portion of the Phase 2b ixCELL-DCM study, which is a randomized, double-blind, placebo-controlled clinical trial for patients with advanced heart failure due to ischemic DCM. Ixmyelocel-T has been granted a U.S. Orphan Drug designation by the FDA for the treatment of DCM. We also have conducted clinical studies for the treatment of critical limb ischemia and the treatment of craniofacial defects.

The Phase 2b ixCELL-DCM clinical study treated 114 patients at 28 sites in the U.S. and Canada. We completed enrolling and treating patients in February, 2015. Patients were followed for 12 months for the primary efficacy endpoint of major adverse cardiovascular events, defined as all-cause deaths, all-cause hospitalizations, and unplanned outpatient or emergency department visits for IV treatment of acute worsening heart failure. Secondary endpoints include clinical, functional, structural, symptomatic, quality of life, and biomarker measures at 3, 6 and 9 months. On March 10, 2016, we announced the trial had met its primary endpoint of reduction in clinical cardiac events, and that the full data results from the ixCELL-DCM trial were presented at the Late-Breaking Clinical Trial Sessions of the American College of Cardiology 65th Annual Scientific Session & Expo on April 4, 2016. On April 4, 2016, we announced that incidence of adverse events, including serious adverse events, in patients treated with ixmyelocel-T was comparable to or lower than patients in the placebo group.  With respect to the secondary endpoints of the trial, the components of the primary endpoint were also analyzed using the Win ratio in a hierarchical manner to incorporate both the incidence and timing of the endpoint components.  The Win ratio result of 1.56 showed that more often ixmyelocel-T was the "winner" in that the time to death, left ventricular assist device placement, heart transplantation or time to cardiovascular hospitalization was shorter for placebo-treated patients, but this difference did not reach statistical significance.  The time to firs

t event was longer in the ixmyelocel-T group compared to placebo, but was not statistically significant.  There were no significant structural changes in left ventricle cavity size or left ventricular ejection fraction as measured by echocardiogram in either the ixmyelocel-T or placebo groups.  Both treatment groups had an improvement in the New York Heart Association class and six-minute walk test, with no statistical difference between the groups after 12 months using the last observation carried forward. Because the trial met the primary endpoint, patients who had been assigned to the placebo group or randomized to ixmyelocel-T in the double blind portion of the trial but did not receive ixmyelocel-T will be offered the option to receive treatment.

Future development plans for ixmyelocel-T are dependent upon input from our regulatory interactions and the availability of non-dilutive financing. We are focused on determining the most appropriate manner to fund future development of ixmyelocel-T, balancing risk to the overall business, dilution to current shareholders, and retaining a significant portion of the upside potential of the program for the company and our shareholders.

Adjusted Net Loss and Adjusted Net Loss Per Share

The reconciliation of reported numerator and denominator in net loss per share (GAAP) to adjusted net loss per share (non-GAAP measure) for the three months ended March 31, 2016 and 2015 is below:

	Three Months Ended March 31,
(Amounts In thousands except per share amounts)	2016	2015
Numerator:
Numerator of basic and diluted EPS	$(5,454)	$(6,452)
Add: Increase in fair value of warrants	1,640	317
Add: Dividends accumulated on convertible preferred stock	1,804	1,590
Adjusted net loss - Non-GAAP	$(2,010)	$(4,545)
Denominator:
Denominator for basic and diluted EPS:
Weighted-average common shares outstanding	22,604	23,786
Add: Treasury stock	1,250	—
Adjusted denominator for basic and diluted EPS	23,854	23,786

Adjusted net loss per share (basic and diluted) - Non-GAAP	$(0.08)	$(0.19)

We believe that the presentation of Adjusted Net Loss and Adjusted Net Loss Per Share, non-GAAP financial measures, provide investors with additional information about our financial results. Adjusted Net Loss and Adjusted Net Loss Per Share are important supplemental measures used by our board of directors and management to evaluate our operating performance from period to period on a consistent basis and as measures for planning and forecasting overall expectations and for evaluating actual results against such expectations.

The Adjusted Net Loss excludes the non-cash change in the fair value of warrants and the non-cash accumulated dividend on the Series B convertible preferred stock. The Adjusted Net Loss Per Share includes common shares reserved as treasury shares received in exchange for the Series A non-voting convertible preferred stock.

Adjusted Net Loss and Adjusted Net Loss Per Share are not in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. As non-GAAP measures, Adjusted Net Loss and Adjusted Net Loss Per Share have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. Non-GAAP financial measures that we use may differ from measures that other companies may use. These non-GAAP financial measures that we disclose are not meant to be considered superior to or a substitute for results of operations prepared in accordance with GAAP, and should be viewed in conjunction with, GAAP financial measures.

Results of Operations

Net Loss

Our net loss for the three months ended March 31, 2016 totaled $3.7 million or $0.24 per share. Our net loss for the three months ended March 31, 2015 totaled $4.9 million or $0.27 per share.

	Three Months Ended March 31,
(In thousands)	2016	2015
Total revenues	$14,108	$10,849
Cost of product sales	6,560	5,568
Gross profit	7,548	5,281
Total operating expenses	9,540	9,853
Loss from operations	(1,992)	(4,572)
Other expense	(1,658)	(290)
Net loss	$(3,650)	$(4,862)

Net Revenues

 Net revenues increased for the three months ended March 31, 2016 compared to the same period the previous year due primarily to increased Epicel and Carticel implants and increases in the price we charge for Carticel that took effect in the current period.

	Three Months Ended March 31,
Revenue by product (in thousands)	2016	2015
Carticel	$8,811	$7,118
Epicel	5,297	3,639
Bone Marrow	—	92
	$14,108	$10,849

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

Gross Profit and Gross Profit Ratio

	Three Months Ended March 31,
(In thousands)	2016	2015
Gross profit	$7,548	$5,281
Gross profit %	54%	49%

Gross profit ratio increased for the three months ended March 31, 2016 compared to the same period the previous year due to higher sales volume, a Carticel price increase that took effect in January 2016 and lower professional services as a result of the CTRM Business being fully integrated.

Research and Development Costs

	Three Months Ended March 31,
(In thousands)	2016	2015
Research and development costs	$3,536	$4,377

Research and development expenses for the three months ended March 31, 2016 were $3.5 million versus $4.4 million for the same period a year ago. Trial expenses for the ixCELL-DCM clinical trial were higher in the three months ended March 31, 2015 since patients were being both treated and enrolled in that period and treatment had ended in the three months ended March 31, 2016. The decrease was offset by additional research, development and regulatory consulting costs incurred to support the MACI BLA submission and review in addition to Epicel increased research expenses.

	Three Months Ended March 31,
(In thousands)	2016	2015
Dilated Cardiomyopathy	$1,819	$3,433
MACI	553	190
Carticel	647	478
Epicel	517	276
Total research and development expenses	$3,536	$4,377

Selling, General and Administrative Costs

	Three Months Ended March 31,
(In thousands)	2016	2015
Selling, general and administrative costs	$6,004	$5,476

Selling, general and administrative expenses for the three months ended March 31, 2016 were $6.0 million compared to $5.5 million for the same period a year ago.  The increase in selling, general and administrative expenses is due primarily to an increase in shared facility fees.

Other Income (Expense)

	Three Months Ended March 31,
(In thousands)	2016	2015
Increase in fair value of warrants	$(1,640)	$(317)
Foreign currency translation (loss) gain	(10)	16
Other income	(10)	—
Net interest income	2	11
Total other income (expense)	$(1,658)	$(290)

The change in other income and expense for the three months ended March 31, 2016 compared to 2015 is due primarily to the change in warrant value as a result of the increase in our stock price, offset by the reduction in the time to maturity and the January Class A warrants and December 2010 warrants which expired in 2015.  Fluctuations in the fair value of the warrants in future periods could result in significant non-cash adjustments to the condensed consolidated financial statements, however, any income or expense recorded will not impact our cash, operating expenses or cash flow.

Stock Compensation

Non-cash stock-based compensation expense included in cost of goods sold, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Three Months Ended March 31,
(In thousands)	2016	2015
Cost of goods sold	$82	$120
Research and development	80	212
Selling, general and administrative	326	590
Total non-cash stock-based compensation expense	$488	$922

The decrease in stock-based compensation expense is due primarily to a decrease in options granted in the three months ended March 31, 2016 compared to the same period in 2015 in addition to a decrease in the fair value of the options granted in 2016 compared to 2015.

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

 We have raised significant funds in order to complete our product development programs, and complete clinical trials needed to market and commercialize our products.  To date, we have financed our operations primarily through public and private sales of our equity securities. While we believe that, based on our current cash on hand and availability under our term loan and revolving line of credit, we are well positioned to sustain operations twelve months beyond March 31, 2016; if actual results differ from our projections, we may need to access additional capital. We expect that we will require substantial additional capital resources to complete the development of ixmyelocel-T for the treatment of advanced heart failure due to ischemic DCM and for other strategic opportunities. Actual cash requirements may differ from projections and will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, costs of possible acquisition or development of complementary business activities, and the cost of product launch and commercialization of newly approved products.  If MACI receives the required FDA approvals, we may need to raise additional capital in anticipation of the introduction of MACI in the U.S. market.

We have access to certain amounts of financing through an agreement with Lincoln Park Capital Fund, LLC (Lincoln Park). We may direct Lincoln Park to purchase up to $15.0 million worth of shares of our common stock over a 30-month period generally in amounts up to 50,000 shares of our common stock on certain business days under a Purchase Agreement. However, there are certain factors, such as volume of trading in our common stock and our stock price, which limit the amount that can be raised in a short period of time. The extent to which we rely on the Lincoln Park Equity Line as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The remaining capacity under this agreement is $11.3 million as of March 31, 2016.

At March 31, 2016, there was approximately $7.8 million of net capacity remaining on the At-the-Market Sales Agreement with MLV & Co. LLC (formerly McNicoll, Lewis & Vlak), which allowed us to sell our common stock from time to time under a registration statement on Form S-3 filed in June 2011, pursuant to which we registered $100 million of our securities for public sale. The Form S-3 registration statement filed in June 2011 expired in July 2014. If we choose to access the remaining capacity, we will file an updated Form S-3 registration statement.

On March 8, 2016, the Company entered into a $15.0 million debt financing with SVB. The debt financing consists of a $3.0 million term loan available immediately upon the closing, $2.0 million term loan available upon the FDA's approval of the MACI BLA and up to $10.0 million revolving line of credit. The term loans are interest only (indexed to WSJ Prime plus 0.75%) until March 1, 2017 followed by 36 equal monthly payments of principal plus interest maturing February 1, 2020. The revolving credit is limited to a borrowing base calculated using eligible accounts receivable and maturing March 8, 2018 with an interest rate indexed to WSJ Prime plus 0.25% or 0.75%, depending on certain balance sheet ratios. Monthly, the Company must remain in compliance with an adjusted quick ratio greater than or equal to 1.10 to 1.0. The adjusted quick ratio is the ratio of (a) unrestricted cash and cash equivalents and net billed accounts receivable to (b) current liabilities minus the current portion of deferred revenue and warrant liabilities. SVB has a first priority perfected security interest in all assets of the Company other than intellectual property. As of March 31, 2016, there was no outstanding debt with SVB, the capacity of the revolving line of credit was $7.8 million and we were, and continue to be, in compliance with our debt covenants.

Our cash totaled $13.5 million at March 31, 2016. During the three months ended March 31, 2016, the cash used for operations was $1.3 million.  This use of funds was fueled largely by our operating loss reduced by an increase in fair value of warrants of $1.6 million, stock compensation expense of $0.5 million, and depreciation and amortization expense of $0.4 million.

The change in cash used for investing activities was immaterial through March 31, 2016.

The change in cash provided from financing activities is primarily due to the cash proceeds of issuance of common stock of $0.3 million as a result of the exercise of stock options and employee participation in the Company's ESPP.

As of March 31, 2016 we had $9.0 million of cash deposited into an Insured Cash Sweep (ICS) program which is administered by Bank of New York Mellon.  This program maximizes our Federal Deposit Insurance Company (FDIC) coverage by dividing our ICS funds into amounts under the standard FDIC maximum and places these amounts with other ICS Network member banks (each an FDIC-insured institute).  These funds are placed in savings accounts at the member banks earning interest while still maintaining insurance coverage.

Off-Balance Sheet Arrangements

At March 31, 2016, we were not party to any off-balance sheet arrangements.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Form 10-K for the fiscal year ended December 31, 2015 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three months ended March 31, 2016.

Forward-Looking Statements

This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking.  These statements are often, but are not always, made through the use of words or phrases such as “anticipates,” “estimates,” “plans,” “projects,” “trends,” “opportunity,” “comfortable,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “achieve,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar words or phrases, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions.  Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them.  The factors described in our Annual Report, among others, could have a material adverse effect upon our business, results of operations and financial conditions.

Because the factors referred to in the preceding paragraph could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements we make, you should not place undue reliance on any such forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  These forward-looking statements include statements regarding:

•potential strategic collaborations with others;
•future capital needs and financing sources;
•adequacy of existing capital to support operations for a specified time;
•product development and marketing plans;
•regulatory filing plans;
•features and successes of our cellular therapies;
•manufacturing and facility capabilities;
•clinical trial plans, including publication thereof;
•anticipation of future losses;
•replacement of manufacturing sources;
•commercialization plans; or
•revenue expectations and operating results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2016, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of its Certifying Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules l3a-15(e) and l5d-15(e) under the Exchange Act. Based on the evaluation as of March 31, 2016, our Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting as described below.

Management’s Report on Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the design of controls to mitigate segregation of duties conflicts in our financial management/ERP software. Specifically, our Controller had access to modules in the financial management software beyond necessary to perform the job of Controller, and the controls that were designed and implemented to be performed by the Controller to mitigate the incompatible duties of other financial personnel were ineffective. Thus, the material weakness impacted substantially all financial statement accounts and all financial statement assertions. While the material weakness did not result in any financial statement adjustments during the three months ended March 31, 2016, it could result in misstatements to substantially all accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

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

1)
Remove inappropriate permissions. When the permissions error was located in January 2016, inappropriate access was immediately removed. Information Technology staff responsible for the maintenance of Active Directory Group assignments made changes to the Controller’s permissions and by January 25, 2016, the Controller’s permissions were corrected to remove the incompatible access.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the previously discussed material weakness and the related remediation plan.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we receive threats or may be subject to litigation matters incidental to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A.  Risk Factors

Information regarding our risk factors is set forth in Part 1, Item 1A, “Risk Factors,” on our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 14, 2016. There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” on our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the quarter ended March 31, 2016.

Item 6.  Exhibits

The Exhibits listed in the Exhibit Index immediately following the Signature, are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2016

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GERARD MICHEL
Gerard Michel
Chief Financial Officer and Vice President, Corporate Development
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Loan and Security Agreement, dated March 8, 2016 between the Company, as borrower, and Silicon Valley Bank, as lender (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2016).

10.2†**	Services Agreement, dated April 5, 2016 between the Company and Dohmen Life Science Services, LLC.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document

** Filed herewith.

† Confidential treatment has been requested as to certain portions thereto, which portions are omitted and will be filed separately with the Securities and Exchange Commission.

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

Ischemia	A shortage or inadequate flow of blood to a body part (commonly an organ or tissue) caused by a constriction or obstruction of the blood vessels supplying it.
LVEF — Left Ventricular Ejection Fraction	The fraction of blood pumped out of the left ventricle with each heartbeat.
Mesenchymal stromal cells	Connective tissue cells that, in the case of bone marrow derived MSCs, function to support blood forming cells and secrete anti-inflammatory factors.
M2 anti-inflammatory macrophages	Specialized blood cells that remove damaged tissue and bacteria and secrete anti-inflammatory factors.
Open-label Clinical Trial	A trial in which both the treating physician and the patient know whether they are receiving the experimental treatment or control/placebo treatment.
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