Form 10-Q
period 2016-06-30
Vericel Corp
filed 2016-08-08
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016,

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

Large accelerated filer - ☐	Accelerated filer - ☒

Non-accelerated filer - ☐	Smaller reporting company - ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes - ☐  No - ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	23,995,116
(Class)	Outstanding at August 5, 2016

VERICEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$9,835	$14,581
Accounts receivable (net of allowance for doubtful accounts of $54 and $68, respectively)	9,031	10,919
Inventory	2,393	1,379
Other current assets	1,046	464
Total current assets	22,305	27,343
Property and equipment, net	4,351	4,049
Intangible assets, net	2,778	2,917
Total assets	$29,434	$34,309
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,305	$7,588
Accrued expenses	2,892	3,603
Revolving credit agreement, net of deferred costs of $96	2,304	—
Warrant liabilities	455	757
Short-term deferred rent	460	118
Other	39	42
Total current liabilities	11,455	12,108

Long-term deferred rent	820	—
Long term debt	52	71
Total liabilities	12,327	12,179
COMMITMENTS AND CONTINGENCIES (Note 13)
Shareholders’ equity:
Series A non-voting convertible preferred stock, no par value: shares authorized and reserved — 1; shares issued and outstanding — 1	3,150	3,150
Series B-2 voting convertible preferred stock, no par value: shares authorized and reserved — 39, shares issued and outstanding — 12	38,389	38,389
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 22,684 and 23,789, respectively	309,437	307,766
Treasury stock — 1,250 shares	(3,150)	(3,150)
Accumulated deficit	(330,719)	(324,025)
Total shareholders’ equity	17,107	22,130
Total liabilities and shareholders’ equity	$29,434	$34,309

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Product sales	$12,823	$13,590	$26,931	$24,439
Total revenues	12,823	13,590	26,931	24,439
Costs and expenses:
Cost of product sales	7,300	6,901	13,860	12,469
Gross profit	5,523	6,689	13,071	11,970
Research and development	4,058	3,369	7,594	7,746
Selling, general and administrative	6,449	5,585	12,453	11,061
Total operating expenses	10,507	8,954	20,047	18,807
Loss from operations	(4,984)	(2,265)	(6,976)	(6,837)
Other income (expense):			0
Decrease (increase) in fair value of warrants	1,942	112	302	(205)
Foreign currency translation (loss) gain	(1)	(6)	(11)	10
Interest income	2	9	7	22
Interest expense	(3)	(2)	(6)	(4)
Other expense	—	—	(10)	—
Total other income (expense)	1,940	113	282	(177)
Net loss	$(3,044)	$(2,152)	$(6,694)	$(7,014)

Net loss per share attributable to common shareholders (Basic and Diluted) (see note 11)	$(0.22)	$(0.16)	$(0.46)	$(0.43)
Weighted average number of common shares outstanding (Basic and Diluted)	22,684	23,786	22,644	23,786

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(6,694)	$(7,014)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	923	672
Stock compensation expense	1,319	1,614
Change in fair value of warrants	(302)	205
Inventory provision	86	—
Deferred rent expense	260	—
Tenant improvement reimbursement	607	—
Foreign currency translation loss	11	10
Gain on sales of fixed assets	—	(35)
Changes in operating assets and liabilities:
Inventory	(1,099)	(157)
Accounts receivable	1,888	(789)
Other current assets	(385)	(1,235)
Accounts payable	(2,305)	(412)
Accrued expenses	(711)	(1,458)
Other non-current assets and liabilities, net	—	8
Net cash used for operating activities	(6,402)	(8,591)
Investing activities:
Expenditures for property, plant and equipment	(1,074)	(1,555)
Other	93	35
Net cash used in investing activities	(981)	(1,520)
Financing activities:
Net proceeds from issuance of common stock	352	3
Borrowings under revolving credit agreement	2,400	—
Deferred financing costs	(96)	—
Payments on long-term debt	(19)	(17)
Net cash provided by (used in) financing activities	2,637	(14)
Net decrease in cash	(4,746)	(10,125)
Cash at beginning of period	14,581	30,343
Cash at end of period	$9,835	$20,218

Supplemental cash flow information (non-cash):
Additions to equipment in process included in accounts payable	$11	$700

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2016 (UNAUDITED)

1.	Organization

Vericel Corporation, a Michigan corporation, which was formerly known as Aastrom Biosciences, Inc. (the Company, Vericel, we, us or our), was incorporated in March 1989 and began employee-based operations in 1991. On May 30, 2014, Vericel completed the acquisition of certain assets and assumed certain liabilities of Sanofi, a French société anonyme (Sanofi), including all of the outstanding equity interests of Genzyme Biosurgery ApS (Genzyme Denmark or the Danish subsidiary) (now known as Vericel Denmark ApS), a wholly-owned subsidiary of Sanofi, and over 250 patent applications of Sanofi and certain of its subsidiaries for purposes of acquiring the portion of the cell therapy and regenerative medicine business (the CTRM Business), which researches, develops, manufactures, markets and sells the Carticel®, MACI®, and Epicel® products. The Company is a fully integrated, commercial-stage biopharmaceutical company dedicated to the identification, development and commercialization of innovative therapies that enable the body to repair and regenerate damaged tissues and organs to restore normal structure and function. Vericel has marketed products as well as developmental stage product candidates and the Company’s goal is to become the leader in cell therapy and regenerative medicine by developing, manufacturing and marketing best-in-class therapies for patients with significant unmet medical needs.

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

The condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year or for any other period.  The June 30, 2016 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

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

Going Concern Assessment

The FASB has issued authoritative guidance for management on how to assess whether substantial doubt exists regarding an entity’s ability to continue as a going concern and guidance on how to prepare related footnote disclosures. The guidance will require management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern for one year from the date the financial statements are issued. The guidance is effective for annual reporting periods beginning after December 15, 2016. As of June 30, 2016, the Company does not expect the guidance to impact future disclosures.

Presentation and Subsequent Measurement of Debt Issuance Costs

The FASB issued guidance which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. For debt issuance costs related to line-of-credit arrangements, companies are able to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance was effective for annual reporting periods beginning after December 15, 2015 and the Company adopted the guidance as of June 30, 2016.

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

4.	Selected Balance Sheet Components

Inventory as of June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Raw materials	$2,089	$1,228
Work-in-process	276	131
Finished goods	28	20
Inventory	$2,393	$1,379

Property and equipment, net as of June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Machinery and equipment	$3,200	$3,280
Furniture, fixtures and office equipment	931	931
Computer equipment and software	2,662	2,662
Leasehold improvements	3,291	2,393
Construction in process	593	421
Total property and equipment, gross	10,677	9,687
Less: Accumulated depreciation	(6,326)	(5,638)
	$4,351	$4,049

The leasehold improvements include $0.9 million of tenant reimbursed improvements to our cleanrooms to replace a rooftop air handler unit. The leasehold improvement is accounted for as a lease incentive under lease accounting guidance.

Depreciation expense for the three and six months ended June 30, 2016 was $0.4 million and $0.8 million, respectively, compared to $0.2 million and $0.5 million, respectively, for the same periods in 2015.

Intangible assets, net as of June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Commercial rights	$3,360	$3,360
Less: accumulated amortization	$(582)	$(443)
	$2,778	$2,917

The calculated value of the commercial rights intangible assets are amortized using the straight line method over an estimated useful life of 12 years. Amortization expense for both the three and six months ended June 30, 2016 and 2015 was $0.1 million and $0.2 million, respectively.

Estimated future amortization expense is as follows:

Calendar Years Ending December 31, (In thousands)
2016	$141
2017	280
2018	280
2019	280
2020	280
Thereafter	1,517
Total	$2,778

Accrued expenses as of June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Bonus related compensation	$1,325	$1,956
Employee related accruals	1,485	1,341
Accrued expenses	82	306
	$2,892	$3,603

5.	Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings.  The following warrants were outstanding at June 30, 2016, and include provisions that could require cash settlement of the warrants or have anti-dilution price protection provisions requiring the warrants to be recorded as liabilities of the Company at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as income or expense (non-cash) in the Company’s statement of operations in each subsequent period:

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

The assumptions used by the Company are summarized in the following tables:

August 2013 Warrants	June 30, 2016	December 31, 2015
Closing stock price	$2.25	$2.58
Expected dividend rate	—%	—%
Expected stock price volatility	85.9%	91.4%
Risk-free interest rate	0.6%	1.3%
Expected life (years)	2.13	2.63

6.	Debt

On March 8, 2016, the Company entered into a $15.0 million debt financing with Silicon Valley Bank (SVB). The debt financing consists of a $3.0 million term loan available immediately upon the closing, $2.0 million term loan available upon the FDA's approval of the MACI BLA and up to $10.0 million revolving line of credit. The term loans are interest only (indexed to Wall Street Journal (WSJ) Prime plus 0.75%) until March 1, 2017 followed by 36 equal monthly payments of principal plus interest maturing February 1, 2020. The revolving credit is limited to a borrowing base calculated using eligible accounts receivable and maturing March 8, 2018 with an interest rate indexed to WSJ Prime plus 0.25% or 0.75%, depending on certain balance sheet ratios. Monthly, the Company must remain in compliance with an adjusted quick ratio greater than or equal to 1.10 to 1.0. The adjusted quick ratio is the ratio of (a) unrestricted cash and cash equivalents and net billed accounts receivable to (b) current liabilities minus the current portion of deferred revenue and warrant liabilities. SVB has a first priority perfected security interest in all assets of the Company other than intellectual property. As of June 30, 2016, there was an outstanding balance of $2.4 million under the revolving line of credit recorded in current liabilities. The remaining capacity under the revolving line of credit as of June 30, 2016 was $7.2 million and we were, and continue to be, in compliance with our financial and non-financial debt covenants.

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

During the three and six months ended June 30, 2016, the Company granted 236,750 and 1,072,230 service-based options to purchase common stock, respectively.  The options were granted with exercise prices equal to the fair market value of the Company’s stock at the grant date, and other than those granted to non-employee directors, vest over four years, under a graded-vesting methodology, following the date of grant, and expire after ten years. The Company issues new shares upon the exercise of stock options. The weighted average grant-date fair value of service-based options granted under the Option Plan during the three and six month periods ended June 30, 2016 was $2.06 and $2.16, respectively for 2016 and $2.43 and $2.22, respectively for the same periods in 2015.

The net compensation expense recorded for the service-based stock options related to employees and directors was $0.7 million and $1.2 million for the three and six months ended June 30, 2016, respectively, and $0.7 million and $1.6 million for the three and six months ended June 30, 2015, respectively.  The compensation cost includes forfeiture adjustments.

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

Six Months Ended June 30,
Service-Based Stock Options	2016	2015
Expected dividend rate	—%	—%
Expected stock price volatility	78.7 – 92.2%	78.8 – 88.1%
Risk-free interest rate	1.2 – 1.8%	1.5 – 2.0%
Expected life (years)	5.5 – 6.3	5.5 – 6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,523,400	$6.36	8.7	$5,000
Granted	1,072,230	$3.03
Exercised	39,231	$3.06		$76,827
Expired	72,375	$37.79
Forfeited	113,686	$3.81
Outstanding at June 30, 2016	3,370,338	$4.75	7.8	$150,224
Exercisable at June 30, 2016	900,364	$8.93	8.6	$8,439

As of June 30, 2016 there was approximately $3.5 million of total unrecognized compensation cost related to non-vested service-based stock options granted under the Option Plan.  That cost is expected to be recognized over a weighted-average period of 3.1 years.

The total fair value of options vested during the three and six months ended June 30, 2016 and 2015 was $0.6 million and $1.0 million, respectively, and $0.6 million and $0.9 million, respectively.

Employee Stock Purchase Plan

Employees are able to purchase stock under the Vericel Corporation Employee Stock Purchase Plan (ESPP), which was implemented effective October 1, 2015. Participation in this plan is available to substantially all employees. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. On July 1, 2016, employees purchased 60,992 shares resulting in proceeds from the sale of common stock of $0.1 million under the ESPP. The total share-based compensation expense for the ESPP for the both the three and six months ended June 30, 2016 was approximately $0.1 million for each period.

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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	June 30, 2016				December 31, 2015
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$455	$—	$455	$—	$757	$—	$757	$—

The following table summarizes the change in the estimated fair value of the Company’s warrant liabilities:

Warrant Liabilities (In thousands)
Balance at December 31, 2015	$757
Decrease in fair value	(302)
Balance at June 30, 2016	$455

9.	Shareholders' Equity

On January 21, 2014, the Company entered into a purchase agreement (Purchase Agreement), together with a registration rights agreement, for the sale of up to $15.0 million of shares of its common stock to Lincoln Park, subject to certain limitations, from time to time over a 30 months period, which began on April 3, 2014 and ends on October 3, 2016.

The Company may direct Lincoln Park, at its sole discretion, to purchase up to 50,000 shares of common stock in regular purchases, increasing to amounts of up to 100,000 shares depending upon the closing sale price of the common stock.  In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock equals or exceeds $3.00 per share.  The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 10 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the floor price of $2.50, subject to adjustment.  The Company controls the timing and amount of any sales of common stock to Lincoln Park. The Company’s sales of shares of common stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock. The remaining capacity under this agreement is $11.3 million as of June 30, 2016.  No shares were issued in 2015 or 2016.

At June 30, 2016, there was approximately $7.8 million of net capacity remaining on the At-the-Market Sales Agreement with MLV & Co. LLC (formerly McNicoll, Lewis & Vlak and now owned by FBR & Co.) which allowed us to sell shares of our common stock from time to time under a registration statement on Form S-3 filed in June 2011, pursuant to which we registered $100 million of our securities for public sale. The Form S-3 registration statement filed in June 2011 expired in July 2014. If we choose to access the remaining capacity, we will file an updated Form S-3 registration statement.

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

Series B Convertible Preferred Stock

On March 9, 2012, the Company completed the sale of 12,308 shares of Series B-1 Non-Voting Convertible Preferred Stock (Series B-1 preferred stock) at an offering price of $3,250 per share.  In addition to the Series B-1 preferred stock, which was issued at the closing, the Company also authorized Series B-2 Voting Convertible Preferred Stock (Series B-2 preferred stock).  The Series B-1 preferred stock and Series B-2 preferred stock collectively are referred to as the Series B preferred stock.  The Series B preferred stock is convertible, at the option of the holder thereof at any time after the 5 years anniversary of the closing of the offering, (the Conversion date) into shares of common stock, at a conversion ratio of one share of preferred stock for fifty shares of common stock.  At any time after the Conversion date, the Company may elect to convert any or all outstanding shares of Series B preferred stock into shares of common stock, subject to certain limitations.  Stock dividends on the Series B preferred stock will be cumulative and compound daily, at a rate of 11.5% per annum, payable upon conversion, liquidation, redemption or other similar events, and payable in cash or Series B-1 preferred stock until the Conversion date.  As of June 30, 2016, there are approximately 395,011 shares of accumulated but undeclared Series B-1 Stock dividends.  Unless prohibited by Michigan law governing distributions to shareholders, the Series B-1 preferred stock shall be redeemable at the option of holder of the Series B-1 preferred stock commencing at any time after the Conversion date, liquidation, winding up, dissolution or other similar events, subject to certain terms and limitations.

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

The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Three months ended June 30,		Six months ended June 30,
(Amounts In thousands except per share amounts)	2016	2015	2016	2015
Numerator:
Net loss	$(3,044)	$(2,152)	$(6,694)	$(7,014)
Dividends accumulated on convertible preferred stock	(1,856)	(1,654)	(3,660)	(3,244)
Net loss attributable to common shareholders	$(4,900)	$(3,806)	$(10,354)	$(10,258)
Denominator:
Denominator for basic and diluted EPS:
Weighted-average common shares outstanding	22,684	23,786	22,644	23,786
Net loss per share attributable to common shareholders (basic and diluted)	$(0.22)	$(0.16)	$(0.46)	$(0.43)

Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options, warrants and preferred stock) that have been excluded from the computations of diluted net loss per common share at June 30, 2016 and 2015 were 6.4 million and 4.3 million, respectively.

12. Concentration of Credit Risk

Revenue from one customer, a distributor in the U.S., represented approximately 69% and 63% of total revenue during the three months ended June 30, 2016 and 2015, respectively, and 65% and 63% of total revenue during the six months ended June 30, 2016 and 2015, respectively.  Accounts receivable from the same customer accounted for 78% and 76% of the outstanding accounts receivable as of June 30, 2016 and December 31, 2015, respectively. The next largest customer represented approximately 13% and 15% of revenue for the three month period ended June 30, 2016 and 2015, respectively, and 15% and 16% of total revenue during the six months ended June 30, 2016 and 2015, respectively. No other customer accounted for more than 10% of revenue or accounts receivable in 2016 or 2015 reported in either period.

13. Commitments and Contingencies

The Company leases facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. In March 2016, the Company amended its current lease in Cambridge to, among other provisions, extend the terms until February 2022. Under the amendment, the landlord will contribute approximately $2.0 million toward the cost of tenant improvements. The contribution toward the cost of tenant improvements is recorded as deferred rent on our consolidated balance sheet and is amortized to our consolidated statement of operations as reductions to rent expense over the lease term. As of June 30, 2016, we have recorded a tenant improvement of $0.9 million.

In addition to the property leases, the Company also leases an offsite warehouse, various vehicles and computer equipment.

As of June 30, 2016, future minimum payments related to leases and other contractual obligations are as follows:

(In thousands)	Total	2016	2017	2018	2019	2020	More than 5 Years
Operating leases	$25,538	$2,123	$4,897	$4,590	$4,267	$4,386	$5,275
Purchase commitments	450	450	—	—	—	—	—
Capital leases	97	22	43	32	—	—	—
Total	$26,085	$2,595	$4,940	$4,622	$4,267	$4,386	$5,275

Rent expense for the three and six months ended June 30, 2016 was $1.2 million and $2.4 million, respectively, and $1.3 million and $2.5 million, respectively, for the three and six months ended June 30, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vericel Corporation is a leader in developing patient-specific expanded cellular therapies for use in the treatment of patients with severe diseases and conditions. We market two autologous cell therapy products in the United States: Carticel® (autologous cultured chondrocytes), an autologous chondrocyte implant for the treatment of cartilage defects in the knee, and Epicel® (cultured epidermal autografts), a permanent skin replacement for the treatment of patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area. We are also developing MACI®, a third-generation autologous chondrocyte implant for the treatment of cartilage defects in the knee, and ixmyelocel-T, a patient-specific multicellular therapy for the treatment of advanced heart failure due to ischemic dilated cardiomyopathy.

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

Product Portfolio

We market two autologous cell therapy products in the United States: Carticel® (autologous cultured chondrocytes), an autologous chondrocyte implant for the treatment of cartilage defects in the knee, and Epicel® (cultured epidermal autografts), a permanent skin replacement for the treatment of patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (TBSA). We are also developing MACI®, a third-generation autologous chondrocyte implant for the treatment of cartilage defects in the knee and for which a BLA is under review by the FDA. Our product candidate portfolio also includes ixmyelocel-T, a patient-specific multicellular therapy currently in development for the treatment of advanced heart failure due to ischemic dilated cardiomyopathy (DCM). We completed enrolling and treating patients in our Phase 2b ixCELL-DCM study in February 2015 and on March 10, 2016 announced the trial had met its primary endpoint of reduction in clinical cardiac events and that incidence of adverse events, including serious adverse events, in patients treated with ixmyelocel-T was comparable to patients in the placebo group.

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

In the U.S., we focus sales of Carticel on the sports-injury-targeted orthopedic physician target audience, which is very concentrated, with 60% of the current Carticel business originating from 25% of this audience, or approximately 110 physicians. We currently have approximately a 20-person field force calling on this sports-injury targeted orthopedic physician audience. For the three and six months ended June 30, 2016, net revenues were $9.0 million and $17.8 million, respectively, for Carticel.

Epicel

Epicel (cultured epidermal autografts) is a permanent skin replacement for full thickness burns greater than or equal to 30% of TBSA.  Epicel is regulated by the Center for Biologics Evaluation and Research under medical device authorities, and is the only FDA-approved autologous epidermal product available for large total surface area burns. Epicel was designated as a HUD in 1998 and an HDE application for the product was submitted in 1999.  HUDs are devices that are intended for diseases or conditions that affect fewer than 4,000 individuals annually in the United States. Under an HDE approval, a HUD cannot be sold for an amount that exceeds the cost of research and development, fabrication and distribution unless certain conditions are met. Currently, fewer than 100 patients are treated with Epicel in the U.S. each year. For the three and six months ended June 30, 2016, net revenues were $3.8 million and $9.1 million, respectively, for Epicel.

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

The Phase 2b ixCELL-DCM clinical study treated 114 patients at 28 sites in the U.S. and Canada. We completed enrolling and treating patients in February, 2015. Patients were followed for 12 months for the primary efficacy endpoint of major adverse cardiovascular events, defined as all-cause deaths, all-cause hospitalizations, and unplanned outpatient or emergency department visits for IV treatment of acute worsening heart failure. Secondary endpoints include clinical, functional, structural, symptomatic, quality of life, and biomarker measures at 3, 6 and 9 months. On March 10, 2016, we announced the trial had met its primary endpoint of reduction in clinical cardiac events, and that the full data results from the ixCELL-DCM trial were presented at the Late-Breaking Clinical Trial Sessions of the American College of Cardiology 65th Annual Scientific Session & Expo on April 4, 2016. On April 4, 2016, we announced that incidence of adverse events, including serious adverse events, in patients treated with ixmyelocel-T was comparable to or lower than patients in the placebo group.  With respect to the secondary endpoints of the trial, the components of the primary endpoint were also analyzed using the Win ratio in a hierarchical manner to incorporate both the incidence and timing of the endpoint components.  The Win ratio result of 1.56 showed that more often ixmyelocel-T was the "winner" in that the time to death, left ventricular assist device placement, heart transplantation or time to cardiovascular hospitalization was shorter for placebo-treated patients, but this difference did not reach statistical significance.  The time to first event was longer in the ixmyelocel-T group compared to placebo, but was not statistically significant.  There were no significant structural changes in left ventricle cavity size or left ventricular ejection fraction as measured by echocardiogram in either the ixmyelocel-T or placebo groups.  Both treatment groups had an improvement in the New York Heart Association class and six-minute walk test, with no statistical difference between the groups after 12 months using the last observation carried forward. Because the trial met the primary endpoint, patients who had been assigned to the placebo group or randomized to ixmyelocel-T in the double blind portion of the trial but did not receive ixmyelocel-T will be offered the option to receive treatment.

Future development plans for ixmyelocel-T are dependent upon input from our regulatory interactions and the availability of financing. We are focused on determining the most appropriate manner to fund future development of ixmyelocel-T, balancing risk to the overall business, dilution to current shareholders, and retaining a significant portion of the upside potential of the program for the company and our shareholders.

Results of Operations

Net Loss

Our net loss for the three and six months ended June 30, 2016 totaled $3.0 million or $0.22 per share and $6.7 million or $0.46 per share, respectively. Our net loss for the three and six months ended June 30, 2015 totaled $2.2 million or $0.16 per share and $7.0 million and $0.43 per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Total revenues	$12,823	$13,590	$26,931	$24,439
Cost of product sales	7,300	6,901	13,860	12,469
Gross profit	5,523	6,689	13,071	11,970
Total operating expenses	10,507	8,954	20,047	18,807
Loss from operations	(4,984)	(2,265)	(6,976)	(6,837)
Other expense	1,940	113	282	(177)
Net loss	$(3,044)	$(2,152)	$(6,694)	$(7,014)

Net Revenues

 Net revenues decreased for the three months ended June 30, 2016 compared to the same period the previous year primarily due to the downtime for the Carticel and Epicel cleanrooms to replace a rooftop air handler unit which resulted in a two-week, or approximately 16%, reduction in product shipment dates for both products during the second quarter. The decrease is offset by an increases in the price we charge for Carticel in 2016 which became effective in the three months ended March 31, 2016.

 Net revenues increased for the six months ended June 30, 2016 compared to the same period the previous year due primarily to an increase in Epicel sales and an increase in the price we charge for Carticel offset by the closure of Marrow Donation, LLC in 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by product (in thousands)	2016	2015	2016	2015
Carticel	$8,987	$9,063	$17,798	$16,181
Epicel	3,836	4,274	9,133	7,913
Bone Marrow	—	253	—	345
	$12,823	$13,590	$26,931	$24,439

  Seasonality. Carticel revenue is subject to seasonal fluctuations with stronger sales occurring in the fourth quarter and second quarter due to a number of factors including insurance copay limits and the time of year patients prefer to start rehabilitation. Over the last five years ended December 31, 2015, the percentage of annual sales by quarter has ranged as follows: first quarter, 20% to 24%; second quarter, 24% to 26%; third quarter, 21% to 23%; and fourth quarter, 29% to 33%. During 2015, the percentage of annual sales by quarter was as follows: 20% in the first quarter; 26% in the second quarter; 22% in the third quarter; and 32% in the fourth quarter. Epicel revenue is also subject to seasonal fluctuations mostly associated with the use of heating elements during the colder months, with stronger sales occurring in the winter months of the first and fourth quarters, and weaker sales occurring in the hot summer months of the third quarter. However, in any single year, this trend can be absent due to the extreme variability inherent with Epicel’s low patient volume of fewer than 100 patients per year. Over the last five years ended December 31, 2015, the percentage of annual sales by quarter has ranged as follows: first quarter, 27%; second quarter, 25%; third quarter, 20%; and fourth quarter, 28%. The variability between the same quarters in consecutive years has been as high as 10% of the annual volume. While the number of patients treated per year remains low, we expect these large swings in revenue in some quarters to continue. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Gross Profit and Gross Profit Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Gross profit	$5,523	$6,689	$13,071	$11,970
Gross profit %	43%	49%	49%	49%

Gross profit ratio decreased for the three months ended June 30, 2016 compared to the same period in 2015 due to the downtime for the Carticel and Epicel cleanrooms to replace a rooftop air handler unit which resulted in a two-week, or approximately 16%, reduction in product shipment dates for both products during the second quarter. The gross profit ratio has remained consistent for the six months ended June 30, 2016 and 2015.

Research and Development Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Research and development costs	4,058	3,369	7,594	7,746

Research and development expenses for the three months ended June 30, 2016 were $4.1 million versus $3.4 million for the same period a year ago. Trial expenses for the ixCELL-DCM clinical trial were higher in the three months ended June 30, 2016 due to consulting services related to completing the blinded portion of the trial, analyzing the data and preparing to treat patients who had been originally assigned to the placebo group in the double blind portion of the trial and will now be offered the option to receive ixmyelocel-T in the open label extension portion of the trial. In addition, MACI research and development consulting fees for the three months ended June 30, 2016 have increased compared to the same period a year ago.

Research and development expenses for the six months ended June 30, 2016 were $7.6 million versus $7.7 million for the same period a year ago. Expenses related to the ixCELL-DCM clinical trial were lower due to decrease in consulting services offset by an increase in expenses associated with MACI, Carticel and Epicel research and development expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Dilated Cardiomyopathy	$2,038	$1,866	$3,857	$5,298
MACI	728	417	1,280	607
Carticel	719	522	1,366	1,000
Epicel	573	564	1,091	841
Total research and development expenses	$4,058	$3,369	$7,594	$7,746

Selling, General and Administrative Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Selling, general and administrative costs	$6,449	$5,585	$12,453	$11,061

Selling, general and administrative expenses for the three months ended June 30, 2016 were $6.4 million compared to $5.6 million for the same period a year ago.  Selling, general and administrative expenses for the six months ended June 30, 2016 were $12.5 million compared to $11.1 million for the same period a year ago. The increase in selling, general and administrative expenses in 2016 is due primarily to an increase in start-up costs with our new reimbursement and patient support services for Carticel, professional services related to preparing for the potential launch of MACI, legal fees, shared facility fees and an increase in personnel costs.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Increase in fair value of warrants	$1,942	$112	$302	$(205)
Foreign currency translation (loss) gain	(1)	(6)	(11)	10
Other income	—	—	(10)	—
Net interest income	(1)	7	1	18
Total other income (expense)	$1,940	$113	$282	$(177)

The change in other income and expense for the three and six months ended June 30, 2016 compared to 2015 is due primarily to the change in warrant value as a result of the fluctuations in our stock price and the reduction in the time to maturity and the expiration of the January Class A warrants and December 2010 warrants in 2015.  Fluctuations in the fair value of the warrants in future periods could result in significant non-cash adjustments to the condensed consolidated financial statements; however, any income or expense recorded will not impact our cash, operating expenses or cash flow.

Stock Compensation

Non-cash stock-based compensation expense included in cost of goods sold, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Cost of goods sold	$131	$67	$214	$187
Research and development	179	145	$258	$357
Selling, general and administrative	521	480	847	1,070
Total non-cash stock-based compensation expense	$831	$692	$1,319	$1,614

The increase in stock-based compensation expense is due primarily to an increase in the fair value of the options granted in 2016 compared to 2015 in addition to the expense recognized as a result of the Vericel Corporation Employee Stock Purchase Plan which was implemented effective October 1, 2015.

Adjusted Net Loss and Adjusted Net Loss Per Share

The reconciliation of reported numerator and denominator in net loss per share (GAAP) to adjusted net loss per share (non-GAAP measure) for the three and six months ended June 30, 2016 and 2015 is below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts In thousands except per share amounts)	2016	2015	2016	2015
Numerator:
Numerator of basic and diluted EPS	$(4,900)	$(3,806)	$(10,354)	$(10,258)
Add: (Decrease) increase in fair value of warrants	(1,942)	(112)	(302)	205
Add: Dividends accumulated on convertible preferred stock	1,856	1,654	3,660	3,244
Adjusted net loss - Non-GAAP	$(4,986)	$(2,264)	$(6,996)	$(6,809)
Denominator:
Denominator for basic and diluted EPS:
Weighted-average common shares outstanding	22,684	23,786	22,644	23,786
Add: Treasury stock	1,250	—	1,250	—
Adjusted denominator for basic and diluted EPS - Non-GAAP	23,934	23,786	23,894	23,786
Adjusted net loss per share (basic and diluted) - Non-GAAP	$(0.21)	$(0.10)	$(0.29)	$(0.29)

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

Liquidity and Capital Resources

We are currently focused on utilizing our technology to identify, develop and commercialize innovative therapies that enable the body to repair and regenerate damaged tissues and organs to restore normal structure and function.  Until such time as we satisfy, if at all, applicable regulatory approval requirements for ixmyelocel-T and MACI, we expect the sales of Carticel and Epicel therapies to constitute nearly all of our product sales revenues.  Additionally, we are focusing significant resources to grow our commercial business.

 We have raised significant funds in order to complete our product development programs, and complete clinical trials needed to market and commercialize our products.  To date, we have financed our operations primarily through public and private sales of our equity securities. While we believe that, based on our current cash on hand and availability under our term loan and revolving line of credit, we are well positioned to sustain operations twelve months beyond June 30, 2016; if actual results differ from our projections, we may need to access additional capital. We expect that we will require substantial additional capital resources to complete the development of ixmyelocel-T for the treatment of advanced heart failure due to ischemic DCM and for other strategic opportunities. Actual cash requirements may differ from projections and will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, costs of possible acquisition or development of complementary business activities, and the cost of product launch and commercialization of newly approved products.  If MACI receives the required FDA approvals, we may need to raise additional capital in anticipation of the introduction of MACI in the U.S. market.

We have access to certain amounts of financing through an agreement with Lincoln Park Capital Fund, LLC (Lincoln Park). We may direct Lincoln Park to purchase up to $15.0 million worth of shares of our common stock over a 30-month period generally in amounts up to 50,000 shares of our common stock on certain business days under a Purchase Agreement. However, there are certain factors, such as volume of trading in our common stock and our stock price, which limit the amount that can be raised in a short period of time. The extent to which we rely on the Lincoln Park Equity Line as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The remaining capacity under this agreement is $11.3 million as of June 30, 2016.

At June 30, 2016, there was approximately $7.8 million of net capacity remaining on the At-the-Market Sales Agreement with MLV & Co. LLC (formerly McNicoll, Lewis & Vlak and now owned by FBR & Co.), which allowed us to sell our common stock from time to time under a registration statement on Form S-3 filed in June 2011, pursuant to which we registered $100 million of our securities for public sale. The Form S-3 registration statement filed in June 2011 expired in July 2014. If we choose to access the remaining capacity, we will file an updated Form S-3 registration statement.

On March 8, 2016, we entered into a $15.0 million debt financing with SVB. The debt financing consists of a $3.0 million term loan available immediately upon the closing, $2.0 million term loan available upon the FDA's approval of the MACI BLA and up to $10.0 million revolving line of credit. The term loans are interest only (indexed to WSJ Prime plus 0.75%) until March 1, 2017 followed by 36 equal monthly payments of principal plus interest maturing February 1, 2020. The revolving credit is limited to a borrowing base calculated using eligible accounts receivable and maturing March 8, 2018 with an interest rate indexed to WSJ Prime plus 0.25% or 0.75%, depending on certain balance sheet ratios. Monthly, the Company must remain in compliance with an adjusted quick ratio greater than or equal to 1.10 to 1.0. The adjusted quick ratio is the ratio of (a) unrestricted cash and cash equivalents and net billed accounts receivable to (b) current liabilities minus the current portion of deferred revenue and warrant liabilities. SVB has a first priority perfected security interest in all assets of the Company other than intellectual property. As of June 30, 2016, there was an outstanding balance of $2.4 million under the revolving line of credit. The remaining capacity under the revolving line of credit as of June 30, 2016 was $7.2 million and we were, and continue to be, in compliance with our financial and non-financial debt covenants.

Our cash totaled $9.8 million at June 30, 2016. During the six months ended June 30, 2016, the cash used for operations was $6.4 million.  This use of funds was fueled largely by our operating loss adjusted by stock compensation expense of $1.3 million, depreciation and amortization expense of $0.9 million and cash receipts of $0.6 million for tenant improvement reimbursements.

The decrease in cash used for investing activities was primarily due to a reduction in capital additions through June 30, 2016 compared to the same period in 2015. In 2015, the capital additions included an upgrade to our financial management/ERP software.

The change in cash provided from financing activities is primarily due to the cash proceeds of $2.4 million from borrowings under the debt financing with SVB in addition to the issuance of common stock of $0.4 million as a result of the exercise of stock options and employee participation in the Vericel Corporation Employee Stock Purchase Plan which was implemented effective October 1, 2015.

Off-Balance Sheet Arrangements

At June 30, 2016, we were not party to any off-balance sheet arrangements.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Form 10-K for the fiscal year ended December 31, 2015 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the six months ended June 30, 2016.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2016, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. For additional information regarding our market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Management of the Company, with the participation of its Certifying Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules l3a-15(e) and l5d-15(e) under the Exchange Act. Based on the evaluation as of June 30, 2016, our Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting as described below.

Management’s Report on Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, our management identified a material weakness in our internal control over financial reporting relating to the design of controls to mitigate segregation of duties conflicts in our financial management/ERP software. Specifically, our Controller had access to modules in the financial management software beyond necessary to perform the job of Controller, and the controls that were designed and implemented to be performed by the Controller to mitigate the incompatible duties of other financial personnel were ineffective. Thus, the material weakness impacted substantially all financial statement accounts and all financial statement assertions. While the material weakness did not result in any financial statement adjustments during the three months ended June 30, 2016, it could result in misstatements to substantially all accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

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

Plan for Remediation of Material Weakness

In January 2016, with the oversight of senior management and our audit committee, we have taken steps to begin to design a remediation plan. Planned steps and actions taken thus far are below.

1)
Removed inappropriate permissions. Information Technology staff responsible for the maintenance of Active Directory Group assignments made changes to the Controller’s permissions and the Controller’s permissions were corrected to remove the incompatible access.

2)	Enabled and designed a reporting functionality that provides an audit trail for journal entries, module access and other relevant user actions.

3)
Reviewed remaining conflicts and permissions and documented the appropriate control that effectively mitigate the risk associated with the conflicts and/or permissions. In addition, we implemented a new control to review changes to personnel access in the financial reporting system.

Although the above remediation plan has been completed by June 30, 2016, we determined additional time was needed to assess the operating effectiveness of the aforementioned remediation plan to ensure the controls as designed are operating effectively through year end December 31, 2016 in order to conclude the material weakness has been fully remediated.

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the material weakness and the related remediation plan discussed above in the section titled “Plan for Remediation of Material Weakness".

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the quarter ended June 30, 2016.

Item 6.  Exhibits

The Exhibits listed in the Exhibit Index immediately following the Signature, are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2016

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GERARD MICHEL
Gerard Michel
Chief Financial Officer and Vice President, Corporate Development
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1†**	Amended and Restated Contract Manufacturing and Supply Agreement, dated April 20, 2016 between the Company and Vention Medical Inc. (formerly ATEK Medical, LLC).

10.2**	First Amendment to the Services Agreement, dated April 5, 2016 between the Company and Dohmen Life Science Services, LLC, dated May 31, 2016.

10.3†**	Second Amendment to the Services Agreement, dated April 5, 2016 between the Company and Dohmen Life Science Services, LLC, dated July 1, 2016.

10.4**	Seventh Amendment to Transition Services Agreement, dated as of May 28, 2016, by and between the Company and Genzyme Corporation.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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