Form 10-Q
period 2016-09-30
Vericel Corp
filed 2016-11-07
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016,

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

Large accelerated filer - ☐	Accelerated filer - ☒

Non-accelerated filer - ☐	Smaller reporting company - ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes - ☐  No - ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	24,107,116
(Class)	Outstanding at November 4, 2016

VERICEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$8,880	$14,581
Accounts receivable (net of allowance for doubtful accounts of $97 and $68, respectively)	7,871	10,919
Inventory	3,607	1,379
Other current assets	741	464
Total current assets	21,099	27,343
Property and equipment, net	4,215	4,049
Intangible assets, net	2,708	2,917
Total assets	$28,022	$34,309
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,467	$7,588
Accrued expenses	3,398	3,603
Revolving and term loan credit agreement, net of deferred costs of $433	5,566	—
Warrant liabilities	658	757
Short-term deferred rent	232	118
Other	39	42
Total current liabilities	15,360	12,108

Long-term deferred rent	1,227	—
Long term debt	42	71
Total liabilities	16,629	12,179
COMMITMENTS AND CONTINGENCIES (Note 13)
Shareholders’ equity:
Series A non-voting convertible preferred stock, no par value: shares authorized and reserved — 1; shares issued and outstanding — 1	3,150	3,150
Series B-2 voting convertible preferred stock, no par value: shares authorized and reserved — 39, shares issued and outstanding — 12	38,389	38,389
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 22,745 and 23,789, respectively	310,208	307,766
Treasury stock — 1,250 shares	(3,150)	(3,150)
Warrants	190	—
Accumulated deficit	(337,394)	(324,025)
Total shareholders’ equity	11,393	22,130
Total liabilities and shareholders’ equity	$28,022	$34,309

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product sales	$10,929	$11,309	$37,860	$35,748
Total revenues	10,929	11,309	37,860	35,748
Costs and expenses:
Cost of product sales	6,856	6,772	20,716	19,241
Gross profit	4,073	4,537	17,144	16,507
Research and development	3,443	3,740	11,037	11,486
Selling, general and administrative	7,010	5,674	19,463	16,735
Total operating expenses	10,453	9,414	30,500	28,221
Loss from operations	(6,380)	(4,877)	(13,356)	(11,714)
Other income (expense):			0
Decrease (increase) in fair value of warrants	(203)	461	99	256
Foreign currency translation (loss) gain	(6)	(5)	(17)	5
Interest income	—	7	7	29
Interest expense	(86)	(2)	(92)	(6)
Other (income) expense	—	—	(10)	—
Total other income (expense)	(295)	461	(13)	284
Net loss	$(6,675)	$(4,416)	$(13,369)	$(11,430)

Net loss per share attributable to common shareholders (Basic and Diluted) (see note 11)	$(0.38)	$(0.26)	$(0.84)	$(0.69)
Weighted average number of common shares outstanding (Basic and Diluted)	22,744	23,788	22,678	23,786

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(13,369)	$(11,430)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,393	1,182
Stock compensation expense	1,973	2,188
Change in fair value of warrants	(99)	(256)
Inventory provision	98	621
Asset retirement obligation	—	(267)
Deferred rent expense	438	—
Foreign currency translation loss	17	5
Gain on sales of fixed assets	—	(35)
Changes in operating assets and liabilities:
Inventory	(2,325)	(339)
Accounts receivable	3,048	552
Other current assets	(278)	521
Accounts payable	(2,173)	(899)
Accrued expenses	(205)	(1,109)
Tenant improvement reimbursement	898	—
Other non-current assets and liabilities, net	—	(43)
Net cash used for operating activities	(10,584)	(9,309)
Investing activities:
Expenditures for property, plant and equipment	(1,314)	(2,330)
Other	—	35
Net cash used in investing activities	(1,314)	(2,295)
Financing activities:
Net proceeds from issuance of common stock	469	11
Deferred financing costs	(244)	—
Borrowings under revolving credit agreement and term loan	8,400	—
Repayments of short-term debt	(2,400)	—
Payments on long-term debt	(28)	(26)
Net cash provided by (used in) financing activities	6,197	(15)
Net decrease in cash	(5,701)	(11,619)
Cash at beginning of period	14,581	30,343
Cash at end of period	$8,880	$18,724

Supplemental cash flow information (non-cash):
Additions to equipment in process included in accounts payable	$36	$65
Warrants issued in connection with debt arrangement	$190	$—
Supplementary cash flows information:
Interest paid, net of interest capitalized	$73	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2016 (UNAUDITED)

1.	Organization

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

The condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year or for any other period.  The September 30, 2016 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

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
Net Product Sales
On June 30, 2016, the Company terminated the agreement with its exclusive distributor for substantially all of its Carticel sales by reducing the scope of our agreement with this distributor. Prior to June 30, 2016, the distributor purchased and took title to Carticel upon shipment of the product and assumed credit and collection risk. The distributor worked with the payers on behalf of patients and surgeons to ensure medical coverage and to obtain reimbursement for Carticel implantation procedures. The Company retained all responsibility for shipment of the product to the surgical suite. Effective July 1, 2016, the Company transitioned to a direct sales model whereby the Company retains credit and collection risk from the end customer. The Company's new provider, Dohmen Life Science Services, LLC (DLSS) provides a similar patient support services as the previous distributor but does not purchase and take title to Carticel.
The Company recognizes product revenues from sales of Carticel upon delivery to patients as long as (i) there is persuasive evidence that an arrangement exists between ourselves and the customer, (ii) collectability is reasonably assured and (iii) the price is fixed or determinable. Prior authorization or confirmation of coverage level by the patient’s private insurance plan, hospital or government payer is a prerequisite to the shipment of product to a patient. The Company's net product revenues are calculated by estimating expected payments for insurance, hospital or patient payments at the time it recognizes the gross revenue. The estimates are updated on a recurring basis as new information becomes available.

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

Presentation and Subsequent Measurement of Debt Issuance Costs

The FASB issued guidance which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. For debt issuance costs related to line-of-credit arrangements, companies are able to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance was effective for annual reporting periods beginning after December 15, 2015 and the Company adopted the guidance as of March 31, 2016 and for future periods.

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

Statement of Cash Flows Presentation

The FASB issued guidance to address diversity in practice with respect to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity that occurs in practice. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within 2017. The Company is currently reviewing the potential impact of adopting the new guidance.

4.	Selected Balance Sheet Components

Inventory as of September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Raw materials	$3,214	$1,228
Work-in-process	373	131
Finished goods	20	20
Inventory	$3,607	$1,379

Property and equipment, net as of September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Machinery and equipment	$3,207	$3,280
Furniture, fixtures and office equipment	931	931
Computer equipment and software	2,674	2,662
Leasehold improvements	3,319	2,393
Construction in process	810	421
Total property and equipment, gross	10,941	9,687
Less: Accumulated depreciation	(6,726)	(5,638)
	$4,215	$4,049

The leasehold improvements include $0.9 million of tenant reimbursed improvements to our cleanrooms to replace a rooftop air handler unit. The leasehold improvement is accounted for as a lease incentive under lease accounting guidance.

Depreciation expense for the three and nine months ended September 30, 2016 was $0.4 million and $1.2 million, respectively, compared to $0.4 million and $1.0 million, respectively, for the same periods in 2015.

Intangible assets, net as of September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Commercial rights	$3,360	$3,360
Less: accumulated amortization	$(652)	$(443)
	$2,708	$2,917

The calculated value of the commercial rights intangible assets are amortized using the straight line method over an estimated useful life of 12 years. Amortization expense for both the three and nine months ended September 30, 2016 and 2015 was $0.1 million and $0.2 million, respectively.

Estimated future amortization expense is as follows:

Calendar Years Ending December 31, (In thousands)
2016	$70
2017	280
2018	280
2019	280
2020	280
Thereafter	1,518
Total	$2,708

Accrued expenses as of September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Bonus related compensation	$1,615	$1,956
Employee related accruals	1,759	1,341
Accrued expenses	24	306
	$3,398	$3,603

5.	Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings and in September 2016 the Company issued warrants in connection with the updated debt agreement (September 2016 Warrants) discussed in note 6.  The warrants issued in August 2013 (August 2013 Warrants) include anti-dilution price protection provisions that could require cash settlement of the warrants and accordingly requiring the warrants to be recorded as liabilities of the Company at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as income or expense (non-cash) in the Company’s statement of operations in each subsequent period. The September 2016 Warrants meet the requirements for equity classification. The following table describes the outstanding warrants:

	August 2013 Warrants	September 2016 Warrants
Exercise price	$4.80	$2.48
Expiration date	August 16, 2018	September 9, 2022
Total shares issuable on exercise	724,950	117,074

On September 9, 2016, the Company issued 117,074 warrants to two holders in conjunction with the loan agreement described in note 6. The initial valuation of the September 2016 Warrants was recorded as debt issuance costs and is being amortized over the remaining life of the loan agreement to interest expense. The September 2016 Warrants are treated as equity instruments recorded at fair value with no subsequent remeasurement. Pursuant to the warrants, the holders may exercise their warrants for an aggregate of 117,074 shares of the Company’s common stock.

The fair value of the warrants described in the table above is measured using the Black-Scholes valuation model.  Inherent in the Black-Scholes valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. See further detail in note 8 of the condensed consolidated financial statements.

The assumptions used by the Company are summarized in the following tables:

August 2013 Warrants	September 30, 2016	December 31, 2015
Closing stock price	$2.80	$2.58
Expected dividend rate	—%	—%
Expected stock price volatility	90.0%	91.4%
Risk-free interest rate	0.8%	1.3%
Expected life (years)	1.88	2.63

September 2016 Warrants	September 9, 2016
Closing stock price	$2.20
Expected dividend rate	—%
Expected stock price volatility	89.8%
Risk-free interest rate	1.4%
Expected life (years)	6.00

6.	Debt

On March 8, 2016, the Company entered into a $15.0 million debt financing with Silicon Valley Bank (SVB) which on September 9, 2016, was replaced by an expanded term loan and revolving line of credit agreement with SVB and MidCap Financial Services, or MidCap, which together provide access to up to $20 million. The updated debt financing consists of a $4.0 million term loan which was drawn at the closing, a $4.0 million term loan which must be drawn by March 31, 2017, a $2.0 million term loan available upon the FDA's approval of the MACI BLA and up to $10.0 million of a revolving line of credit. The term loans are interest only (indexed to Wall Street Journal (WSJ) Prime plus 5.00%) until September 1, 2017 followed by 36 equal monthly payments of principal plus interest maturing September 9, 2020. The revolving credit is limited to a borrowing base calculated using eligible accounts receivable and maturing September 9, 2020 with an interest rate indexed to WSJ Prime plus 1.25%. Monthly, the Company must remain in compliance with a minimum net revenue covenant (determined in accordance with GAAP), measured on a trailing twelve month basis. SVB and MidCap have a shared first priority perfected security interest in all assets of the Company other than intellectual property. As of September 30, 2016, there was an outstanding balance of $4.0 million under the term loan and $2.0 million under the revolving line of credit, both recorded in current liabilities. The remaining capacity under the revolving line of credit as of September 30, 2016 was $4.3 million and we were, and continue to be, in compliance with our financial and non-financial debt covenants. In addition, warrants were issued in conjunction with the debt agreement as discussed in note 5.

In determining whether the debt replacement is to be accounted for as a debt extinguishment or a debt modification, the Company considered whether creditors remained the same or changed and whether the changes in debt terms are substantial. After performing the assessment in accordance with accounting guidance for the modification of debt arrangements, this transaction was determined to be accounted for as a debt modification. As a result, the unamortized deferred financing costs now include $0.1 million from the original issue costs and lender fees and $0.3 million, in new issue costs, lender fees and warrant issuance costs which will be deferred over the life of the new debt arrangement.

7.	Stock-based Compensation

Stock Option and Equity Incentive Plans

The Company can issue nonqualified and incentive stock options as well as other equity awards pursuant to its Second Amended and Restated 2009 Omnibus Incentive Plan (Option Plan).  Such awards pursuant to the Option Plan may be granted by the Company’s Board of Directors to certain of the Company’s employees, directors and consultants.

During the three and nine months ended September 30, 2016, the Company granted 13,800 and 1,086,030 service-based options to purchase common stock, respectively.  The options were granted with exercise prices equal to the fair market value of the Company’s stock at the grant date, and other than those granted to non-employee directors, vest over four years, under a graded-vesting methodology, following the date of grant, and expire after ten years. The Company issues new shares upon the exercise of stock options. The weighted average grant-date fair value of service-based options granted under the Option Plan during the three and nine month periods ended September 30, 2016 was $1.77 and $2.15, respectively for 2016 and $2.26 and $2.23, respectively for the same periods in 2015.

The net compensation expense recorded for the service-based stock options related to employees and directors was $0.6 million and $1.8 million for the three and nine months ended September 30, 2016, respectively, and $0.6 million and $2.2 million for the three and nine months ended September 30, 2015, respectively.  The compensation cost includes forfeiture adjustments.

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

Nine Months Ended September 30,
Service-Based Stock Options	2016	2015
Expected dividend rate	—%	—%
Expected stock price volatility	78.7 – 92.2%	77.6 – 88.1%
Risk-free interest rate	1.1 – 1.8%	1.5 – 2.0%
Expected life (years)	5.5 – 6.3	5.5 – 6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,523,400	$6.36	8.7	$5,000
Granted	1,086,030	$3.02
Exercised	39,231	$3.06		$76,827
Expired	79,963	$34.98
Forfeited	126,631	$3.80
Outstanding at September 30, 2016	3,363,605	$4.73	8.4	$471,219
Exercisable at September 30, 2016	1,129,664	$7.83	7.8	$49,148

As of September 30, 2016 there was approximately $2.9 million of total unrecognized compensation cost related to non-vested service-based stock options granted under the Option Plan.  That cost is expected to be recognized over a weighted-average period of 2.9 years.

The total fair value of options vested during the three and nine months ended September 30, 2016 and 2015 was $0.6 million and $1.6 million, respectively, and $0.4 million and $1.3 million, respectively.

Employee Stock Purchase Plan

Employees are able to purchase stock under the Vericel Corporation Employee Stock Purchase Plan (ESPP), which was implemented effective October 1, 2015. Participation in this plan is available to substantially all employees. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. On October 3, 2016, employees purchased 62,000 shares resulting in proceeds from the sale of common stock of $0.1 million under the ESPP. The total share-based compensation expense for the ESPP for the three and nine months ended September 30, 2016 was less than $0.1 million and $0.2 million, respectively.

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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	September 30, 2016				December 31, 2015
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$658	$—	$658	$—	$757	$—	$757	$—

The following table summarizes the change in the estimated fair value of the Company’s warrant liabilities:

Warrant Liabilities (In thousands)
Balance at December 31, 2015	$757
Decrease in fair value	(99)
Balance at September 30, 2016	$658

9.	Shareholders' Equity

On January 21, 2014, the Company entered into a purchase agreement (Purchase Agreement), together with a registration rights agreement, for the sale of up to $15.0 million of shares of its common stock to Lincoln Park Capital Fund, LLC (Lincoln Park), subject to certain limitations, from time to time over a 30 months period, which began on April 3, 2014 and ends on November 1, 2016.

The Company may direct Lincoln Park, at its sole discretion, to purchase up to 50,000 shares of common stock in regular purchases, increasing to amounts of up to 100,000 shares depending upon the closing sale price of the common stock.  In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock equals or exceeds $3.00 per share.  The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 10 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the floor price of $2.50, subject to adjustment.  The Company controls the timing and amount of any sales of common stock to Lincoln Park. The Company’s sales of shares of common stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock. The remaining capacity under this agreement is $11.2 million as of September 30, 2016.  No shares were issued in 2015. In October 2016, 50,000 shares were purchased by Lincoln Park for $0.1 million.

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

Series B Convertible Preferred Stock

In 2012, the Company completed the sale of 12,308 shares of Series B-1 Non-Voting Convertible Preferred Stock (Series B-1 preferred stock) at an offering price of $3,250 per share.  In addition to the Series B-1 preferred stock, which was issued at the closing, the Company also authorized Series B-2 Voting Convertible Preferred Stock (Series B-2 preferred stock).  The Series B-1 preferred stock and Series B-2 preferred stock collectively are referred to as the Series B preferred stock. The Series B preferred stock is convertible, at the option of the holder thereof at any time after the 5 years anniversary of the closing of the offering, (the Conversion date) into shares of common stock, at a conversion ratio of one share of preferred stock for fifty shares of common stock.  At any time after the Conversion date, the Company may elect to convert any or all outstanding shares of Series B preferred stock into shares of common stock, subject to certain limitations.  Stock dividends on the Series B preferred stock will be cumulative and compound daily, at a rate of 11.5% per annum, payable upon conversion, liquidation, redemption or other similar events, and payable in cash or Series B-1 preferred stock until the Conversion date. As of September 30, 2016, there are approximately 424,723 shares of accumulated but undeclared Series B-1 Stock dividends.  Unless prohibited by Michigan law governing distributions to shareholders, the Series B-1 preferred stock shall be redeemable at the option of holder of the Series B-1 preferred stock commencing at any time after the Conversion date, liquidation, winding up, dissolution or other similar events, subject to certain terms and limitations.

In 2013, the Company amended the Series B preferred stock agreement to remove the cash redemption provision, modify the liquidation preferences for the Series B-2 preferred stock and to increase the redemption price for the Series B-1 preferred stock.  The redemption price, prior to the five years anniversary, is now equal to $7,430 multiplied by the number of Series B-1 preferred shares redeemed minus the Company’s closing stock price multiplied by the number of common shares into which the outstanding Series B-2 preferred stock are convertible.  The redemption price, after the five years anniversary, is the amount equal to the greater of the Series B offering price plus accrued dividends or the conversion value in common stock.  As a result of the amendment to the agreement, the total amount of $38.4 million Series B preferred stock is classified in shareholders’ equity.

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

The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands except per share amounts)	2016	2015	2016	2015
Numerator:
Net loss	$(6,675)	$(4,416)	$(13,369)	$(11,430)
Dividends accumulated on convertible preferred stock	(1,931)	(1,654)	(5,591)	(4,965)
Net loss attributable to common shareholders	$(8,606)	$(6,070)	$(18,960)	$(16,395)
Denominator:
Denominator for basic and diluted EPS:
Weighted-average common shares outstanding	22,744	23,788	22,678	23,786
Net loss per share attributable to common shareholders (basic and diluted)	$(0.38)	$(0.26)	$(0.84)	$(0.69)

Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options, warrants and preferred stock) that have been excluded from the computations of diluted net loss per common share at September 30, 2016 and 2015 were 6.5 million and 4.2 million, respectively.

12. Concentration of Credit Risk

On June 30, 2016, the Company terminated its agreement with the distributor for a significant portion of its Carticel sales. Prior to June 30, 2016, the Company sold Carticel to a distributor, which subsequently resold Carticel to patients and healthcare providers. The Company has transitioned to a new provider, Dohmen Life Science Services, LLC (DLSS) who provides a patient support services program but does not act as a distributor. The Company's receivables risk is now spread among various hospitals, individual patients, and third-party payers and therefore, the concentration of credit risk shifted for the Company.

Revenue from one customer, the distributor in the U.S., represented approximately 67% of total revenue during the three months ended September 30, 2015, and 46% and 66% of total revenue during the nine months ended September 30, 2016 and 2015, respectively.  Accounts receivable from the same customer accounted for 76% of the outstanding accounts receivable as of December 31, 2015. The next largest customer represented 13% and 14% of total revenue during the nine months ended September 30, 2016 and 2015, respectively. No other customer accounted for more than 10% of revenue or accounts receivable in 2016 or 2015 reported in either period.

13. Commitments and Contingencies

The Company leases facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. In March 2016, the Company amended its current lease in Cambridge to, among other provisions, extend the terms until February 2022. Under the amendment, the landlord will contribute approximately $2.0 million toward the cost of tenant improvements. The contribution toward the cost of tenant improvements is recorded as deferred rent on the Company's consolidated balance sheet and is amortized to our consolidated statement of operations as reductions to rent expense over the lease term. As of September 30, 2016, the Company has recorded a tenant improvement of $0.9 million.

In addition to the property leases, the Company also leases an offsite warehouse, various vehicles and computer equipment. The Company's purchase commitments consists of minimum purchase amounts of material in manufacturing in addition to fees payable under the DLSS contract which provides a patient support services program for Carticel and MACI.

As of September 30, 2016, future minimum payments related to leases and other contractual obligations are as follows:

(In thousands)	Total	2016	2017	2018	2019	2020	More than 5 Years
Operating leases	$24,658	$1,043	$4,933	$4,646	$4,316	$4,413	$5,307
Purchase commitments	4,610	440	1,668	1,668	834	—	—
Capital leases	86	11	43	32	—	—	—
Total	$29,354	$1,494	$6,644	$6,346	$5,150	$4,413	$5,307

Rent expense for the three and nine months ended September 30, 2016 was $1.2 million and $3.6 million, respectively, and $1.3 million and $3.8 million, respectively, for the three and nine months ended September 30, 2015.

14. Subsequent Events

On October 10, 2016, the Company entered into an At-the-Market Sales Agreement (ATM) with Cowen and Company, LLC (Cowen), pursuant to which the Company may sell shares of its common stock through Cowen, as sales agent, in registered transactions from its shelf registration statement filed in June 2015, for aggregate proceeds of up to $25.0 million.  Shares of common stock sold under the ATM are to be sold at market prices.  The Company will pay up to 3% of the gross proceeds to Cowen as a commission. No shares of common stock have been sold to date under the ATM.

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

In the U.S., we focus sales of Carticel on the sports-injury-targeted orthopedic physician target audience, which is very concentrated, with 60% of the current Carticel business originating from 25% of this audience, or approximately 110 physicians. We currently have an approximately 20-person field force calling on this sports-injury targeted orthopedic physician audience. For the three and nine months ended September 30, 2016, net revenues were $8.3 million and $26.1 million, respectively, for Carticel.

Epicel

Epicel (cultured epidermal autografts) is a permanent skin replacement for full thickness burns greater than or equal to 30% of TBSA.  Epicel is regulated by the Center for Biologics Evaluation and Research under medical device authorities, and is the only FDA-approved autologous epidermal product available for large total surface area burns. Epicel was designated as a HUD in 1998 and an HDE application for the product was submitted in 1999.  HUDs are devices that are intended for diseases or conditions that affect fewer than 4,000 individuals annually in the United States. Under an HDE approval, a HUD cannot be sold for an amount that exceeds the cost of research and development, fabrication and distribution unless certain conditions are met. Currently, fewer than 100 patients are treated with Epicel in the U.S. each year. For the three and nine months ended September 30, 2016, net revenues were $2.6 million and $11.7 million, respectively, for Epicel.

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

Results of Operations

Net Loss

Our net loss for the three and nine months ended September 30, 2016 totaled $6.7 million or $0.38 per share and $13.4 million or $0.84 per share, respectively. Our net loss for the three and nine months ended September 30, 2015 totaled $4.4 million or $0.26 per share and $11.4 million and $0.69 per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Total revenues	$10,929	$11,309	$37,860	$35,748
Cost of product sales	6,856	6,772	20,716	19,241
Gross profit	4,073	4,537	17,144	16,507
Total operating expenses	10,453	9,414	30,500	28,221
Loss from operations	(6,380)	(4,877)	(13,356)	(11,714)
Other expense	(295)	461	(13)	284
Net loss	$(6,675)	$(4,416)	$(13,369)	$(11,430)

Net Revenues

 Net revenues decreased for the three months ended September 30, 2016 compared to the same period the previous year primarily due to lower average number of grafts per Epicel order resulting in lower sales in the current quarter and the closure of Marrow Donation, LLC in 2015. The decrease is offset by an increase in the price we charge for Carticel in 2016 which became effective in the three months ended March 31, 2016.

 Net revenues increased for the nine months ended September 30, 2016 compared to the same period the previous year due primarily to an increase in Epicel sales and an increase in the price we charge for Carticel offset by the closure of Marrow Donation, LLC in 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by product (in thousands)	2016	2015	2016	2015
Carticel	$8,319	$7,736	$26,117	$23,917
Epicel	2,610	3,246	11,743	11,159
Bone Marrow	—	327	—	672
	$10,929	$11,309	$37,860	$35,748

  Seasonality. Carticel revenue is subject to seasonal fluctuations with stronger sales occurring in the fourth quarter and second quarter due to a number of factors including insurance copay limits and the time of year patients prefer to start rehabilitation. Over the last five years ended December 31, 2015, the percentage of annual sales by quarter has ranged as follows: first quarter, 20% to 24%; second quarter, 24% to 26%; third quarter, 21% to 23%; and fourth quarter, 29% to 33%. During 2015, the percentage of annual sales by quarter was as follows: 20% in the first quarter; 26% in the second quarter; 22% in the third quarter; and 32% in the fourth quarter. Epicel revenue is also subject to seasonal fluctuations mostly associated with the use of heating elements during the colder months, with stronger sales occurring in the winter months of the first and fourth quarters, and weaker sales occurring in the hot summer months of the third quarter. However, in any single year, this trend can be absent due to the extreme variability inherent with Epicel’s low patient volume of fewer than 100 patients per year. Over the last five years ended December 31, 2015, the percentage of annual sales by quarter has ranged as follows: first quarter, 27%; second quarter, 25%; third quarter, 20%; and fourth quarter, 28%. The variability in graft volume between the same quarters in consecutive years has been as high as 65%. While the number of patients treated per year remains low, we expect these large swings in revenue in some quarters to continue. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Gross Profit and Gross Profit Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Gross profit	$4,073	$4,537	$17,144	$16,507
Gross profit %	37%	40%	45%	46%

Gross profit ratio decreased for the three months ended September 30, 2016 compared to the same period in 2015 due to a decrease in average order size for Epicel, an increase in certain material usage and increased facility expense. The gross profit ratio has remained substantially consistent for the nine months ended September 30, 2016 and 2015.

Research and Development Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Research and development costs	3,444	3,740	11,037	11,486

Research and development expenses for the three months ended September 30, 2016 were $3.4 million versus $3.7 million for the same period a year ago. The amount of trial expenses for the ixCELL-DCM clinical trial were consistent for both periods. Expenses for the three months ended September 30, 2016 are due to the preparation to treat patients who had been originally assigned to the placebo group in the double blind portion of the trial and are now being offered the option to receive ixmyelocel-T in the open label extension portion of the trial. The ixCELL-DCM clinical trial expenses for the three months ended September 30, 2015 also included the ongoing monitoring of the initial patients enrolled in January 2015.

Research and development expenses for the nine months ended September 30, 2016 were $11.0 million versus $11.5 million for the same period a year ago. Expenses related to the ixCELL-DCM clinical trial were lower due to decrease in consulting services offset by an increase in expenses associated with MACI, Carticel and Epicel research and development expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Dilated Cardiomyopathy	$1,875	$1,930	$5,732	$7,229
MACI	636	903	1,916	1,509
Carticel	462	409	1,828	1,409
Epicel	470	498	1,561	1,339
Total research and development expenses	$3,443	$3,740	$11,037	$11,486

Selling, General and Administrative Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Selling, general and administrative costs	$7,010	$5,674	$19,463	$16,735

Selling, general and administrative expenses for the three months ended September 30, 2016 were $7.0 million compared to $5.7 million for the same period a year ago.  Selling, general and administrative expenses for the nine months ended September 30, 2016 were $19.5 million compared to $16.7 million for the same period a year ago. The increase in selling, general and administrative expenses in 2016 is due primarily to an increase in start-up costs with our new reimbursement and patient support services for Carticel of $0.9 million for the nine months ended September 30, 2016, combined with professional services related to preparing for the potential launch of MACI, legal fees, shared facility fees and an increase in personnel costs.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
(Increase) decrease in fair value of warrants	$(203)	$461	$99	$256
Foreign currency translation (loss) gain	(6)	(5)	(17)	5
Other income	—	—	(10)	—
Net interest income	(86)	5	(85)	23
Total other income (expense)	$(295)	$461	$(13)	$284

The change in other income and expense for the three and nine months ended September 30, 2016 compared to 2015 is due primarily to the change in warrant value as a result of the fluctuations in our stock price and the reduction in the time to maturity and the expiration of the January Class A warrants and December 2010 warrants in 2015. Fluctuations in the fair value of the warrants in future periods could result in significant non-cash adjustments to the condensed consolidated financial statements; however, any income or expense recorded will not impact our cash, operating expenses or cash flow.

Stock Compensation

Non-cash stock-based compensation expense included in cost of goods sold, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Cost of goods sold	$117	$59	$330	$245
Research and development	133	109	$392	$467
Selling, general and administrative	404	406	1,251	1,476
Total non-cash stock-based compensation expense	$654	$574	$1,973	$2,188

The changes in stock-based compensation expense are due primarily to fluctuations in the fair value of the options granted in 2016 compared to 2015 in addition to additional expense recognized as a result of the Vericel Corporation Employee Stock Purchase Plan which was implemented effective October 1, 2015.

Adjusted Net Loss and Adjusted Net Loss Per Share

The reconciliation of reported numerator and denominator in net loss per share (GAAP) to adjusted net loss per share (non-GAAP measure) for the three and nine months ended September 30, 2016 and 2015 is below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts In thousands except per share amounts)	2016	2015	2016	2015
Numerator:
Numerator of basic and diluted EPS	$(8,606)	$(6,070)	$(18,960)	$(16,395)
Add: (Decrease) increase in fair value of warrants	203	(461)	(99)	(256)
Add: Dividends accumulated on convertible preferred stock	1,931	1,654	5,591	4,965
Adjusted net loss - Non-GAAP	$(6,472)	$(4,877)	$(13,468)	$(11,686)
Denominator:
Denominator for basic and diluted EPS:
Weighted-average common shares outstanding	22,744	23,788	22,678	23,786
Add: Treasury stock	1,250	—	1,250	—
Adjusted denominator for basic and diluted EPS - Non-GAAP	23,994	23,788	23,928	23,786
Adjusted net loss per share (basic and diluted) - Non-GAAP	$(0.27)	$(0.21)	$(0.56)	$(0.49)

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

 We have raised significant funds in order to complete our product development programs, and complete clinical trials needed to market and commercialize our products.  To date, we have financed our operations primarily through public and private sales of our equity securities. While we believe that, based on our current cash on hand and availability under our term loan and revolving line of credit, we are well positioned to sustain operations twelve months beyond September 30, 2016; if actual results differ from our projections, we may need to access additional capital. We expect that we will require substantial additional capital resources to complete the development of ixmyelocel-T for the treatment of advanced heart failure due to ischemic DCM and for other strategic opportunities. Actual cash requirements may differ from projections and will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, costs of possible acquisition or development of complementary business activities, and the cost of product launch and commercialization of newly approved products.  If MACI receives the required FDA approvals, we may need to raise additional capital in anticipation of the introduction of MACI in the U.S. market.

We had access to certain amounts of financing through a 30 month agreement with Lincoln Park Capital Fund, LLC (Lincoln Park) which expired on November 1, 2016. Under that agreement we could direct Lincoln Park to purchase up to $15.0 million worth of shares of our common stock over the 30-month period generally in amounts up to 50,000 shares of our common stock on certain business days under a Purchase Agreement. In October 2016, 50,000 shares were purchased by Lincoln Park for $0.1 million.

At September 30, 2016, there was approximately $7.8 million of net capacity remaining on the At-the-Market Sales Agreement with MLV & Co. LLC (formerly McNicoll, Lewis & Vlak and now owned by FBR & Co.), which allowed us to sell our common stock from time to time under a registration statement on Form S-3 filed in June 2011, pursuant to which we registered $100 million of our securities for public sale. The Form S-3 registration statement filed in June 2011 expired in July 2014. If we choose to access the remaining capacity, we would need to file an updated Form S-3 registration statement.

On October 10, 2016, we entered into an At-the-Market Sales Agreement (ATM) with Cowen and Company, LLC (Cowen), pursuant to which we may sell shares of our common stock through Cowen, as sales agent, in registered transactions from its shelf registration statement filed in June 2015, for aggregate proceeds of up to $25.0 million.  Shares of common stock sold under the ATM are to be sold at market prices. We will pay up to 3% of the gross proceeds to Cowen as a commission.

On March 8, 2016, we entered into a $15.0 million debt financing with Silicon Valley Bank (SVB) which on September 9, 2016 was replaced by an expanded term loan and revolving line of credit agreement with SVB and MidCap Financial Services (MidCap), providing access to up to $20 million. The updated debt financing consists of a $4.0 million term loan which was drawn at the closing, a $4.0 million term loan commitment which must be drawn by March 31, 2017, a $2.0 million term loan available upon the FDA's approval of the MACI BLA and up to $10.0 million of a revolving line of credit. The term loans are interest only (indexed to Wall Street Journal (WSJ) Prime plus 5.00%) until September 1, 2017 followed by 36 equal monthly payments of principal plus interest maturing September 9, 2020. The revolving credit is limited to a borrowing base calculated using eligible accounts receivable and maturing September 9, 2020 with an interest rate indexed to WSJ Prime plus 1.25%. Monthly, we must remain in compliance with a minimum net revenue covenant (determined in accordance with GAAP), measured on a trailing twelve month basis. SVB and MidCap have a shared first priority perfected security interest in all of our assets other than intellectual property. As of September 30, 2016, there was an outstanding balance of $4.0 million under the term loan and $2.0 million under the revolving line of credit. The remaining capacity under the revolving line of credit as of September 30, 2016 was $4.3 million and we were, and continue to be, in compliance with our financial and non-financial debt covenants.

Our cash totaled $8.9 million at September 30, 2016. During the nine months ended September 30, 2016, the cash used for operations was $10.6 million.  This use of funds was fueled largely by our operating loss adjusted by stock compensation expense of $2.0 million, depreciation and amortization expense of $1.4 million and cash receipts of $0.9 million for tenant improvement reimbursements.

The decrease in cash used for investing activities was primarily due to a reduction in capital additions through September 30, 2016 compared to the same period in 2015. In 2015, the capital additions included an upgrade to our financial management/ERP software.

The change in cash provided from financing activities is primarily due to the cash proceeds of $8.4 million from borrowings under the debt financing with SVB and MidCap offset by the repayment of $2.4 million under the revolving credit portion of the debt financing in addition to the issuance of common stock of $0.5 million as a result of the exercise of stock options and employee participation in the Vericel Corporation Employee Stock Purchase Plan which was implemented effective October 1, 2015.

Off-Balance Sheet Arrangements

At September 30, 2016, we were not party to any off-balance sheet arrangements.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Form 10-K for the fiscal year ended December 31, 2015 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the nine months ended September 30, 2016.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2016, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. For additional information regarding our market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Management of the Company, with the participation of its Certifying Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules l3a-15(e) and l5d-15(e) under the Exchange Act. Based on the evaluation as of September 30, 2016, our Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting as described below.

Management’s Report on Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, our management identified a material weakness in our internal control over financial reporting relating to the design of controls to mitigate segregation of duties conflicts in our financial management/ERP software. Specifically, our Controller had access to modules in the financial management software beyond necessary to perform the job of Controller, and the controls that were designed and implemented to be performed by the Controller to mitigate the incompatible duties of other financial personnel were ineffective. Thus, the material weakness impacted substantially all financial statement accounts and all financial statement assertions. While the material weakness did not result in any financial statement adjustments during the three months ended September 30, 2016, it could result in misstatements to substantially all accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the material weakness and the related remediation plan discussed above in the section titled “Plan for Remediation of Material Weakness”.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we receive threats or may be subject to litigation matters incidental to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A.  Risk Factors

Information regarding our risk factors is set forth in Part 1, Item 1A, “Risk Factors,” on our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 14, 2016. Except for the following, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” on our Annual Report on Form 10-K.

Due to recent changes with respect to the distribution of Carticel, we have decided to add the following risk factor:

Failure to enter into written agreements with payers for reimbursement of our products and to obtain adequate reimbursement rates could have a material adverse effect on our financial condition and operating results.

On June 30, 2016, we terminated our agreement with our prior distributor for a significant portion of our Carticel sales by reducing the scope of our agreement with this distributor. Prior to June 30, 2016, we sold Carticel to such distributor, which subsequently resold Carticel to patients and healthcare providers. We have transitioned to a new provider, Dohmen Life Science Services, LLC (DLSS), who provides a patient support services program and reimbursement services. Failing to maintain and obtain written agreements from payers for reimbursement of our products or to obtain adequate reimbursement rates could have a material adverse effect on our financial condition and operating results. In addition, healthcare providers are under pressure to increase profitability and reduce costs. In response, certain healthcare providers are limiting coverage or reducing reimbursement rates for the products we provide. We cannot predict the extent to which reimbursement for our products will be affected by initiatives to reduce costs for healthcare providers. Failure to obtain or maintain written agreements with such payers or lower then estimated reimbursement for our products would adversely affect our business, financial conditions and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the quarter ended September 30, 2016.

Item 6.  Exhibits

The Exhibits listed in the Exhibit Index immediately following the Signature, are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2016

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GERARD MICHEL
Gerard Michel
Chief Financial Officer and Vice President, Corporate Development
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

5.1	Opinion of Dykema Gossett PLLC (incorporated by reference to Exhibit 5.1 on Form 8-K filed October 11, 2016).

10.1
Loan and Security Agreement, dated September 9, 2016, between the Company, as borrower, and Silicon Valley Bank, in its capacity as Administrative Agent, and Silicon Valley Bank, MidCap Financial Trust, MidCap Funding III Trust and other lenders listed therein as lenders (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 14, 2016).

10.2	Form of Warrants issued by the Company to the Lenders (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 14, 2016).

10.3	Sales Agreement, dated October 10, 2016, among the Company and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 11, 2016).

10.4†**	Third Amendment to Services Agreement, dated October 12, 2016, by and between the Company and Dohmen Life Science Services, LLC.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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