Form 10-K
period 2016-12-31
Vericel Corp
filed 2017-03-13
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock, no par value (“Common Stock”), held by non-affiliates of the registrant (based on the closing sales price of the Common Stock as reported on the NASDAQ Capital Market) on June 30, 2016 was approximately $54,886,403. This computation excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding shares of Common Stock, since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2017, 32,723,646 shares of Common Stock, no par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference
Proxy Statement for the Annual Meeting of Shareholders scheduled for May 3, 2017	Items 10, 11, 12, 13 and 14 of Part III

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

PART I

Item 1. Business

General Information

Vericel Corporation is a leading developer of patient-specific expanded cell therapies for use in the treatment of patients with severe diseases and conditions. We currently have three U.S. Food and Drug Administration (FDA) approved autologous cell therapy products in the United States. Carticel® (autologous cultured chondrocytes), is an autologous chondrocyte implant indicated for the repair of symptomatic cartilage defects of the femoral condyle (medial, lateral or trochlea), caused by acute or repetitive trauma, in patients who have had an inadequate response to a prior arthroscopic or other surgical repair procedure (e.g., debridement, microfracture, drilling/abrasion arthroplasty, or osteochondral allograft/autograft). Carticel will be replaced by MACI® (autologous cultured chondrocytes on porcine collagen membrane), an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults, which was approved by the FDA on December 13, 2016. The first shipment and implantation of MACI occurred on January 31, 2017. We also market Epicel® (cultured epidermal autografts), a permanent skin replacement product for the treatment of patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (TBSA). Our development stage portfolio includes ixmyelocel-T, a patient-specific multicellular therapy for the treatment of advanced heart failure due to ischemic dilated cardiomyopathy (DCM). We completed enrolling and treating patients in our Phase 2b ixCELL-DCM study in February 2015 and on March 10, 2016 announced the trial had met its primary endpoint of reduction in clinical cardiac events and that incidence of adverse events, including serious adverse events, in patients treated with ixmyelocel-T was comparable to patients in the placebo group.

The following table summarizes our product portfolio and product candidate pipeline:

PRODUCT
PRECLINICAL
PHASE 1
PHASE 2
PHASE 3
APPROVED
Approved Products
maci
autologous cultured chondrocytes on porcine collagen membrane
(US)*
Carticel
(autologous cultured chondrocytes)
(US)
Epicel
(cultured epidermal autografts)
(US)
Product Development Programs
Ixmyelocel-T
ixCELL DCM
Heart Failure Due to Ischemic DCM
Completed Phase 2b Clinical Trial
*Approved, but not currently marketing in the EU

Our Strategy

Our objective is to become the leading cell therapy and regenerative medicine company by developing, manufacturing and marketing best-in-class therapies for patients with significant unmet medical needs that require the repair and regeneration of damaged tissues and organs.

To achieve this objective, we intend to:

•	Increase the operating income from our U.S. MACI and Epicel business to pursue profitability;

•	Lower the manufacturing costs for MACI through increased volume;

•	Expand Epicel usage in the severely burned patient segment by increasing sales and marketing resources; and

•	Capitalize on our recent FDA approval to label Epicel for use in pediatric patients and the related determination from the FDA that Epicel meets the criteria to be sold for profit.

Acquisition of Sanofi’s CTRM Business

On May 30, 2014, we completed the acquisition of the Cell Therapy and Regenerative Medicine (CTRM) business of Sanofi, a French société anonyme (Sanofi), certain assets, including all of the outstanding equity interests of Genzyme Biosurgery ApS (now known as Vericel Denmark ApS), a wholly-owned subsidiary of Sanofi, and a portfolio of patents and patent applications of Sanofi and certain of its subsidiaries, and assumed certain liabilities for purposes of acquiring the portion of the CTRM business, which researches, develops, manufactures, markets and sells Carticel, MACI and Epicel.

Our Products

Carticel and MACI are both cell therapy products for the treatment of cartilage defects in the knee and Epicel (cultured epidermal autografts) is a permanent skin replacement for the treatment of patients with severe deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of TBSA. MACI was approved by the FDA on December 13, 2016 and the first shipment and implantation of MACI occurred on January 31, 2017. We plan to stop manufacturing and marketing Carticel as soon as practicable, and potentially as early as the end of the second quarter of 2017.

Carticel and MACI

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

For patients diagnosed with cartilage defects, there are several treatment options, including arthroscopic debridement/chondroplasty, marrow stimulation techniques such as microfracture, a minimally invasive procedure that can be performed arthroscopically, osteochondral autografts for smaller cartilage injuries, osteochondral allografts, and autologous chondrocyte implantation (ACI) for larger injuries. More recently other products, sourced from allogeneic tissue have been commercialized. These products include DeNovo® NT (Zimmer Biomet), Cartiform® (Arthrex) and Prochondrix® (Allosource), which are subject to human tissue regulation. Products subject to human tissue regulation are not required to obtain a Biologics License prior to being marketed. Products, like MACI, which must meet the requirements for a Biologics License Application before being marketed, are required to demonstrate the clinical efficacy equal to or superior to a standard of care.

Carticel, was the first FDA-approved autologous cartilage repair product for the repair of symptomatic cartilage defects. Carticel is indicated for the repair of symptomatic cartilage defects of the femoral condyle (medial, lateral or trochlea) caused by acute or repetitive trauma, in patients who have had an inadequate response to a prior arthroscopic or other surgical repair procedure such as debridement (the removal of damaged or defective cartilage), microfracture (the creation of tiny fractures in the bone to encourage new cartilage development, drilling/abrasion arthroplasty), or osteochondral allograft/autograft (transferring cartilage from one joint to another). Carticel received a BLA approval in 1997 and is currently marketed in the U.S. It is generally used on patients with larger lesions (greater than 3 cm2). Carticel will be replaced by MACI, which was approved on December 13, 2016 by the FDA.

MACI is an autologous cellular scaffold product consisting of autologous cultured chondrocytes seeded onto a resorbable Type I/III porcine-derived collagen membrane. Autologous cultured chondrocytes are human-derived cells which are obtained from the patient's own cartilage for the manufacture of MACI. MACI is implanted by orthopedic surgeons after obtaining a cartilage biopsy during an initial arthroscopic procedure. The patient’s chondrocytes, which are the cells that produce cartilage, are isolated and expanded in a manufacturing process compliant with current Good Manufacturing Practices (cGMP) and seeded onto a resorbable collagen membrane. During a second surgical procedure, MACI is implanted into the cartilage defect. MACI may produce a durable repair tissue with characteristics similar to the native cartilage. The therapeutic advantage of ACI relative to other approaches, such as microfracture, is that the autologous chondrocytes have the potential to produce the hyaline cartilage that is naturally present in the knee, rather than fibrous cartilage which lacks durability and the wear characteristics of hyaline cartilage. Carticel is a cell suspension and requires the suturing of a periosteal flap to contain the cell suspension in the defect. This procedure can be tedious and technically challenging requiring a large incision, or arthrotomy. The MACI implant contains the cells which, using proprietary means, are uniformly seeded on a collagen membrane and therefore there is no need to suture a membrane in place to confine the cell suspension to the defect area. This allows the implantation of MACI to be done through a smaller incision or mini-arthrotomy. MACI is simply trimmed to the size of the defect and fixed to the bone with an off-the-shelf surgical fibrin sealant. We plan to stop manufacturing and marketing Carticel as soon as practicable, and potentially as early as the end of the second quarter of 2017. We believe MACI will expand the ACI market since MACI shares the clinical advantages of Carticel while being less invasive, shortening procedure time, and eliminating the need for a periosteal harvest and suture fixation of the periosteal patch. In addition, the MACI implant ensures more uniform distribution of the cells in the cartilage defect and is supported by Phase 3 clinical data demonstrating a statistically significant improvement in pain and function scores compared to microfracture.

MACI received marketing authorization in Europe in June 2013 by meeting the requirements of the Advanced Therapy and Medicinal Product (ATMP) guidelines based on the results of the Superiority of MACI Implant versus Microfracture Treatment in patients with symptomatic articular cartilage defects in the knee (SUMMIT) trial in which MACI was manufactured at, and supplied from, the Cambridge, Massachusetts site. MACI became available in the EU and Australia in 2001. As part of the June 2014 restructuring, we temporarily suspended the marketing of MACI in Europe as of September 2014 primarily due to low utilization and an unfavorable pricing environment. The timing and strategy for a possible reintroduction in select EU countries have not yet been determined. We believe that MACI has significant advantages over Carticel and will increase overall ACI revenue in the U.S.

The pivotal clinical trial supporting MACI registration in Europe and approval in the U.S. SUMMIT, was completed in 2012. Analysis of this 144 patient study demonstrated that there is a statistically significant greater improvement in the co-primary endpoint of pain and function for those patients treated with a MACI implant compared to microfracture which was the current standard of care at Week 104.

We obtained MACI through its acquisition by Genzyme Corporation, a subsidiary of Sanofi, of Verigen AG (Verigen) in 2005.  As part of its acquisition of Verigen, Genzyme Corporation agreed to make cash payments to Verigen upon the achievement of developmental milestones relating to regulatory and commercialization of MACI in the United States. In connection with our acquisition of the CTRM business, we agreed that if we further developed MACI in the U.S., we would be obligated to pay these milestone payments. In the third quarter of 2014, at our request, Sanofi entered into a settlement agreement with the former shareholders of Verigen whereby these shareholders agreed to discharge all obligations related to these MACI milestone payments in exchange for a one-time cash payment of €2.5 million (approximately $3.2 million).  We accrued the liability in the third quarter of 2014 and paid the amount in full in October 2014.  This agreement was reached in full settlement of any and all potential obligations to Verigen related to future MACI developmental milestones.

Market Opportunity for MACI

In the U.S. annually, there are approximately 1 million arthroscopic procedures and more than 250,000 cartilage surgical procedures. Of these, approximately 50,000 are full thickness defects greater than 2 cm2. Approximately 10,000 of the patients with these types of defects meet our target market criteria which include being between the ages of 18 to 55 and leading an active lifestyle.

Typical initial cartilage surgical procedures include chondroplasty (debridement) and/or microfracture. These two procedures account for 98% of all cartilage surgical procedures. Although initial microfracture results demonstrate pain score improvement generally, only patients with Class 1, or the smallest defects, do not experience deterioration after 18 months.  Patients seeking retreatment account for about 2.5% of the cartilage surgical repair market and often receive either allograft, autograft or ACI. Treatment with Carticel and MACI provides an opportunity to replace the damaged cartilage with a durable cartilage tissue.

In the U.S., the orthopedic physician target audience is very concentrated, with 60% of our 2016 Carticel business originating from approximately 110 physicians. Our target Carticel and MACI audience is a group of physicians who self-identify as or have the formal specialty of sports medicine physicians. We believe this target audience is approximately 450 physicians. At the end of 2016 we expanded our field force from 21 to 28 representatives. Most private payers have a medical policy that allows treatment with Carticel and we are actively working with payers to ensure reimbursement for MACI. The 15 largest payers have a formal medical policy for Carticel, representing 132 million covered lives.

In the year ended December 31, 2016, Carticel generated net revenues of approximately $38.9 million. Carticel revenue is subject to seasonal fluctuations with stronger sales occurring in the fourth quarter and second quarter due to a number of factors including insurance copay limits and the time of year patients prefer to start rehabilitation.  Over the last five years, the percentage of annual sales by quarter has ranged as follows: first quarter, 20% to 24%; second quarter, 24% to 26%; third quarter, 20% to 23%; and fourth quarter, 28% to 33%. We expect MACI to follow the same pattern.

Epicel

Epicel (cultured epidermal autografts) is a permanent skin replacement for full thickness burns greater than or equal to 30% of TBSA. Epicel is currently the only FDA-approved autologous epidermal product available for large total surface area burns. Currently, approximately 100 patients are treated with Epicel in the U.S. each year. In the year ended December 31, 2016, net revenues were $15.5 million for Epicel.

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

Epicel is a cell-based product that is regulated by the Center for Biologics Evaluation and Research (CBER) under medical device authorities.  Epicel was designated as a Humanitarian Use Device (HUD) in 1998 and a Humanitarian Device Exemption (HDE) application for the product was submitted in 1999.  HUDs are devices that are intended for diseases or conditions that affect not more than 8,000 individuals annually in the United States.  On December 13, 2016, Section 3052 of the 21st Century Cures Act (Pub. L. No. 114-255) changed the population estimate required to qualify for the Humanitarian Use Device (HUD) designation from "fewer than 4,000" to "not more than 8,000."

On February 18, 2016, the FDA approved our HDE supplement to revise the labeled indications of use to specifically include pediatric patients and to add pediatric labeling. Due to the change in the label to include use in pediatric patients, the FDA determined that Epicel met the eligibility criteria to be sold for profit as long as the number of devices distributed in any calendar year does not exceed the annual distribution number (ADN). The ADN is defined as the number of devices reasonably needed to treat, diagnose or cure a population of 8,000 individuals per year in the United States. The FDA has determined that the ADN for Epicel is 360,400 devices. The holder of the HDE must immediately notify FDA if the number of devices distributed during a calendar year exceeds the ADN. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with massive burns treated with Epicel relative to the standard care.

Market Opportunity for Epicel

Each year in the U.S., more than 40,000 people are hospitalized for burns. More than 2,000 of these patients are treated for burns covering more than 30% of their TBSA, the labeled indication for Epicel. Of these patients, approximately 100 patients were treated with Epicel in 2016. Currently, the mortality rate for this group is approximately 34%, partially due to the lack of healthy tissue from which to harvest autografts. Although age can vary, the typical Epicel patient is young and has suffered full thickness burns due to occupational, household or auto accidents, trash burning with gasoline, inappropriate use of space heaters or carelessness with flammable materials. Many of the most severely burned patients are medivac transported to one of the 128 specialized burn centers across the U.S. While the average acute care hospital has less than 3 admissions for burns annually, these specialized burn centers average over 200 admissions per year.

Relative to clinical need, we believe Epicel is underutilized due to lack of consistent promotional effort. We expect Epicel’s utility to grow as commercial and medical efforts are appropriately dedicated to the product and providers. In 2014, a single sales representative supported Epicel, and in 2015 and 2016, we expanded our Epicel sales force to five, where it currently remains.

Epicel revenue is subject to seasonal fluctuations mostly associated with the use of heating elements during the colder months, with stronger sales occurring in the winter months of the first and fourth quarters, and weaker sales occurring in the hot summer months of the third quarter.  However, in any single year, this trend can be absent due to the extreme variability inherent with Epicel’s low patient volume of approximately 100 patients per year. Over the last five years, the percentage of annual sales by quarter has ranged as follows: first quarter, 22% to 35%; second quarter, 22% to 28%; third quarter, 17% to 24%; and fourth quarter, 23% to 30%. The variability between the same quarters in consecutive years has been as high as 10% of the annual volume. While the number of patients treated per year remains low, we expect these large swings in revenue in some quarters to continue.

Ixmyelocel-T Technology Platform

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

Ixmyelocel-T has been granted a U.S. Orphan Drug designation by the FDA for the treatment of DCM, which we believe provides the potential for an efficient and cost-effective path to approval for ixmyelocel-T in this heart failure indication. An ixmyelocel-T investigator-initiated clinical study was conducted for the treatment of craniofacial reconstruction, and we have conducted clinical studies for the treatment of CLI. On February 16, 2017, the investigation of ixmyelocel-T for reduction in the risk of death and cardiovascular hospitalization in patients with chronic advanced heart failure due to ischemic dilated cardiomyopathy was designated a Fast Track Program.

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

While these exploratory Phase 2a studies were not powered for determining differences in efficacy between treatment groups, there were consistent trends of clinically meaningful improvement in clinical endpoints observed in the ischemic DCM groups in both studies. In these studies, fewer ischemic patients treated with ixmyelocel-T experienced a major adverse cardiac event, defined as all-cause deaths, all-cause hospitalizations, and unplanned outpatient or emergency department visits for IV treatment of acute worsening heart failure, or MACE, during follow up compared to control patients, representing greater than 50% reduction in the number of patients having a MACE event. A similar benefit was not seen in the non-ischemic patients. Heart failure exacerbation was the most common MACE. In the combined ischemic DCM groups across both studies, MACE were experienced by a lower percentage of ixmyelocel T-treated patients compared to control patients, representing greater than 50% reduction in the number of patients having a MACE event. Likewise, patients in the combined ischemic DCM groups that were treated with ixmyelocel-T had a reduction in the average number of MACE events per patient. MACE is the recommended endpoint (mortality and cardiovascular hospitalizations) in Phase 3 heart failure studies as stated in the FDA 2009 Somatic Cell Therapy for Cardiac Diseases Draft Guidance. Consistent positive trends also were observed in several secondary efficacy measures in the ischemic DCM groups. The majority of ixmyelocel-T-treated patients with ischemic DCM, but not control patients, had statistically significant improvement in New York Heart Association (NYHA) Class that was sustained over the 12 months following treatment. Improvement in NYHA Class is considered clinically meaningful. Additionally, a higher percentage of ixmyelocel T-treated ischemic DCM patients showed a clinically meaningful improvement in self-reported quality of life and a statistically significant increase in six-minute walk distance compared to the ischemic DCM control patients. In the trial, 28 clinical trial sites have treated 114 patients.

We completed enrolling and treating patients in our completed Phase 2b ixCELL-DCM study in February, 2015. Patients were followed for 12 months for the primary efficacy endpoint of MACE. On March 10, 2016, we announced the trial had met its primary endpoint of reduction in clinical cardiac events and that the incidence of adverse events, including serious adverse events, in patients treated with ixmyelocel-T was comparable to patients in the placebo group.  Patients are now being followed for an additional 12 months for safety. Because the trial met the primary endpoint, patients who received placebo or were randomized to ixmyelocel-T in the double-blind portion of the trial but did not receive ixmyelocel-T have been offered the option to receive ixmyelocel-T. We successfully treated the last patients in February 2017 and the last follow-up visit will occur approximately one year later.

Given the expense required to conduct further development and our focus on growing our existing commercial products and becoming profitable, at this time we do not have current plans to initiate or fund a Phase 3 trial on our own. We are assessing all strategic options, including non-dilutive source of financing, such as a strategic partner, to fund the trial.

Production

Cell Manufacturing and Cell Production Components

Our cell-manufacturing facility is located in Cambridge, Massachusetts, and is used for U.S. manufacturing and distribution of Carticel, MACI and Epicel manufacturing and worldwide distribution. The Cambridge facility also houses our research and development function, which is responsible for process development, release assay development, and technology transfers between sites and departments.

Throughout 2016 we also operated a centralized cell manufacturing facility in Ann Arbor, Michigan. The facility continues to support the final stage of the open label extension of the ixCELL-DCM clinical trial being conducted in the United States and Canada. Upon completion of treatment of patients in the open-label extension study there will be no current manufacturing activities.  It will take time and resources to reinitiate manufacturing capabilities in the future.

Research & Development

The bulk of our ongoing research and development activities are focused on exploring methods that improve our ability to efficiently manufacture high quality cell therapy products for patients.  We have performed an in depth analysis of the cell culture processes used in the manufacture of Epicel, Carticel, MACI and ixmyelocel-T, and have identified several areas for their potential betterment.  Therefore, our research and development program is focused on the many facets of process development for all of our products including, but not limited to, tissue procurement and processing, cell culture surface and media modification, and other process efficiencies.

Patents and Proprietary Rights

Our success depends in part on our ability, and the ability of our future licensors, to obtain patent protection for our products and processes.

 As part of the acquired CTRM business, we acquired a multinational intellectual property estate. The intellectual property estate includes patents and patent applications directed to chondrocyte implants and technologies related to the determination of the presence of chondrocytes in the cell cultures used to produce the chondrocyte implants. Although we do not own any patents or patent applications relating to Epicel, many of the processes and techniques are trade secrets and would be difficult to replicate without significant investment and time. We own issued patents directed to the combinations of chondrocytes and collagen membranes used in MACI, which are scheduled to expire in August of 2017 abroad. We own issued patents directed to methods of determination of the presence of chondrocytes in cell cultures used to produce both Carticel and MACI, which are scheduled to expire October 2029 in the US and in April 2028 abroad. When these patents expire, our opportunity to establish or maintain product revenue could be substantially reduced. See “Risk Factors - Risks Related to Intellectual Property” below for additional information. In certain foreign countries, selected patent rights covering Carticel are scheduled to expire in 2022.

We also own a broadly filed trademark portfolio with registrations for Carticel, MACI, and Epicel.

The processes and technologies related to ixmyelocel-T include 3 issued United States patents. These patents are important patents that protect our cellular therapy.

Certain patent equivalents to the United States patents have also been issued in other jurisdictions including Australia, Japan, and Canada, and under the European Patent Convention. Our most significant patent that protects the composition of the cellular therapy directly, “Mixed cell populations for tissue repair and separation technique for cell processing” (U.S. Patent 7,871,605), was issued in January 2011 and will expire in 2029. A divisional application of 7,871,605 (U.S. Patent 8,158,122) for administration of this composition to patients was issued in April 2012 and will expire in 2027. A second divisional application of 7,871,605 (U.S. Patent 8,394,631) directed to the methods of manufacture of our cell compositions was issued in March 2013 and will expire in 2027. In addition, we have 2 pending United States patent applications and equivalent applications in certain other countries claiming other aspects of our cell products and manufacturing processes. We own all of these patents. Patents that protected our automated bioreactor device and culture system expired in 2015, but we will continue to rely on trade secrets and un-patentable know-how.

In 2007, the use of ixmyelocel-T for the treatment of DCM received an Orphan Drug Designation from the FDA, which provides seven years of market exclusivity, should ixmyelocel-T receive FDA approval for this indication. The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications by us, or our future licensors, will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the patents that have been or may be issued to us or our future licensors will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our products or design around any patents that have been or may be issued to us or our future licensors. Since patent applications in the United States are maintained in secrecy until they are published 18 months after filing, we also cannot be certain that others did not first file applications for inventions covered by our and our future licensors’ pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others on such applications.

We rely on certain licenses granted by a number of third parties, including Sanofi for certain patent rights. If we breach such agreements or otherwise fail to comply with such agreements, or if such agreements expire or are otherwise terminated, we may lose our rights in such patents.

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

Certain of our licensors’ research has been funded in part by the Department of Commerce and by a Small Business Innovation Research Grant obtained from the Department of Health and Human Services. As a result of such funding, the United States government has certain rights in the technology developed with such funding. These rights include a non-exclusive, fully paid-up, worldwide license under such inventions for any governmental purpose. We believe that the licensed patents that relate to this technology have expired.

Sales and Marketing

Both our marketed and development stage products are specialty products with focused physician and institutional call points. The U.S. Carticel and MACI commercial organization is comprised of approximately 28 employees, including Cell Therapy Specialists and Regional Sales Directors.  The target audience is a small (well under 1,000) set of sports medicine orthopedic surgeons. We are utilizing the same sales force for MACI.

Reimbursement coverage for Carticel is widespread. The 15 largest payers, representing approximately 98% of commercial lives, have a formal medical policy that allows treatment with Carticel within labeled indications. These 15 plans represent approximately 132 million covered lives and include the top five national plans—WellPoint, United Healthcare, Aetna, CIGNA and Humana. We are actively working with payers to establish similar reimbursement for MACI.

On June 30, 2016, we reduced the scope of our agreement with US Bioservices Corporation (USB) by terminating their services with respect to a significant portion of our Carticel sales. Until June 30, 2016, USB was the exclusive distributor of Carticel in the United States. USB purchased and took title to Carticel upon shipment of the product. USB worked with the payers on behalf of patients and surgeons to ensure medical coverage and to obtain reimbursement for Carticel implantation procedures. We retained all responsibility for shipment of the product to the surgical suite and may have certain indemnification obligations to USB.

On April 5, 2016, we entered into a services agreement with Dohmen Life Science Services, LLC (DLSS) for DLSS to exclusively provide certain administrative and clinical support services for Carticel and MACI (the DLSS Agreement). Under the terms of the DLSS Agreement, DLSS agreed to exclusively design, develop and implement a patient support services program and provide billing and collection services for each product. We, together with DLSS, have jointly developed a plan to assist with the implementation of each program. Subject to certain exceptions, DLSS is responsible for all costs in connection with the development of each program. The initial term of the DLSS Agreement is for 36 months following the effective date of the DLSS Agreement. To augment the services provided by DLSS, on November 22, 2016, we entered into a distribution and services agreement with Vital Care, Inc. and affiliates for the provision of data reporting services and to purchase, bill and collect from certain payers for Carticel and MACI.

Sales of Epicel are supported by five Cell Therapy Specialists. This represents an expansion over past support levels. Since there are approximately 128 specialized burn centers in the U.S. increasing coverage to the majority of the target audience should be feasible with only a small number of incremental Cell Therapy Specialists.

The target physician population for ixmyelocel-T, if approved, will likely be heart failure specialists and interventional cardiologists in secondary and tertiary cardiac facilities, a specialty audience which can be covered by a modest sized sales force. While we could augment our existing sales and marketing organization to cover the expanded physician audience, we intend to explore other options, including partnerships, to help minimize costs and increase penetration if and when the product is commercialized.

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

While some human cell or tissue products that are intended for implantation, transplantation, infusion, or transfer into a human recipient are regulated as human cell, tissue, and cellular and tissue-based products (HCT/Ps) and do not require the FDA’s premarket review, if these cell or tissue products do not meet the FDA’s requirements for regulation as an HCT/P they require premarket review and a marketing authorization.  The type of marketing authorization required depends on how the product is regulated by the FDA.  With the exception of Epicel (an HDE medical device), our cell products are regulated as biological products that require an approved BLA to be marketed in the U.S.  Commercial production of these products needs to occur in FDA-registered facilities in compliance with cGMP requirements for biologics.  Epicel is a humanitarian use medical device that has an approved HDE application.

Regulatory Process

The FDA regulates biologics under the Federal Food, Drug and Cosmetic Act (FFDCA) and the Public Health Service Act, and their implementing regulations.  Obtaining approval of a BLA for new biological products is a lengthy process leading from development of a new product through preclinical and clinical testing. This process takes a number of years and the expenditure of significant resources. There can be no assurance that our current or future product candidates will ultimately receive approval.

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

Product Approval

In order to obtain FDA license, or approval of, a new biological product, sponsors must submit proof of safety, purity and potency, or effectiveness. In most cases, such proof entails extensive nonclinical, also known as preclinical studies in animal models and well-controlled clinical trials in human subjects. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive, may take several years to complete and could have an uncertain outcome. The FDA regulatory review and approval process is complex and can result in requests for additional data, increased development cost, time to market delays, or preclude us from bringing to market new products. The FDA may also require post-marketing studies and risk evaluation and mitigation strategies (REMS) as condition to approval. These requirements will add to the cost of regulatory compliance and the cost to sell our products, due to complex distribution and restricted commercial operations. Product approvals may be withdrawn if compliance with applicable regulations is not maintained or if safety issues are identified during routine safety monitoring following commercialization. For patented technologies, product development and the regulatory review/ approval process can materially reduce the period during which we will have the exclusive right to exploit such technologies. Regulatory exclusivity may offer some additional protection.

Adequate and well-controlled clinical studies are required by the FDA for approval of a BLA. To conduct a clinical trial in the U.S., the study sponsor is required to submit an Investigational New Drug (IND) application including the study protocol prior to commencing human clinical trials. The submission must be supported by data, typically including the results of nonclinical, manufacturing and laboratory testing. The conduct of the nonclinical tests must comply with Good Laboratory Practice (GLP), and applicable cGMP requirements. Long term nonclinical testing, such as animal reproductive toxicity and carcinogenicity, is conducted if warranted and is submitted to the IND to support a future BLA. Following the initial submission of the IND, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If questions or objections are not raised within that period, the clinical trial may commence according to the investigational protocol submitted to the FDA and following Institutional Review Board (IRB) approvals for each of the clinical sites where the study will be conducted. Protocol amendments need to be submitted and approved by FDA prior to implementation. We have submitted several INDs for ixmyelocel-T, and we conducted clinical investigations under these INDs. Clinical studies can also be conducted outside of the U.S. with or without a U.S. IND. However, a clinical trial application (CTA) or IND is required to be submitted to the local competent regulatory authority for the conduct of human clinical trials. The CTA has similar data requirements to those of an IND.

Carticel, MACI and ixmyelocel-T are regulated by the FDA as biologics. For products that are regulated as biologics, the FDA requires: (i) nonclinical animal testing to establish a safety profile and/or a starting dose for initiation of clinical trials in humans; (ii) submission to the FDA of an IND application, which must become effective prior to the initiation of human clinical trials; (iii) adequate and well-controlled clinical trials to demonstrate the safety, purity and potency, or effectiveness, of the product for its intended use; (iv) submission to the FDA of a BLA; and (v) review and approval of the BLA as well as pre-approval inspections of the manufacturing facility by the FDA.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may sometimes overlap:

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

Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully or within any specified period, or at all. Regulatory authorities, a data safety monitoring board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

A drug being studied in clinical trials may be made available to individual patients in certain circumstances.  Pursuant to the 21st Century Cures Act, or Cures Act, which was signed into law in December 2016, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the later of 60 calendar days after the date of enactment of the Cures Act or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug.

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

The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs, including to review 90 percent of standard BLAs within 10 months from the date the application is accepted for filing. Although FDA often meets its user fee performance goals, the FDA can extend these timelines as warranted. The FDA usually refers applications for novel biologics, or biologics which present difficult questions of safety or efficacy, to an advisory committee-typically a panel that includes clinicians and other experts-for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a BLA, the FDA will typically inspect one, or more, clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the biologic is manufactured. The FDA will not approve the product unless it verifies that compliance with requirements for cGMP is satisfactory and the BLA contains data that provide substantial evidence that the biologic is safe, pure and potent, or effective, for the intended use.

For certain products, the FDA also will not approve the product if the manufacturer is not in compliance with the Good Tissue Practices (GTPs). These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products (HCT/Ps), which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. In addition, a successful pre-approval inspection (PAI) of the manufacturing facility to demonstrate Good Manufacturing Practices (GMPs) consistent with the proposed manufacturing process depicted in the BLA is also required for approval. To assure GMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

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

An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. The approval for a biologic may be significantly more limited than requested in the application, including limitations on the specific diseases and dosages or the indications for use, which could restrict the commercial value of the product. The FDA may also require that certain contraindications, warnings, or precautions be included in the product labeling. In addition, as a condition of BLA approval, the FDA may require a REMS to help ensure that the benefits of the biologic outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS or use of a companion diagnostic with a biologic can materially affect the potential market and profitability of the biologic. Moreover, product approval may require, as a condition of approval, substantial post-approval testing and surveillance to monitor the biologic’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory requirements and standards is not maintained or problems are identified following initial marketing.

Under current requirements, facilities manufacturing biological products for commercial distribution must be registered with the FDA. In addition to the preclinical studies and clinical trials, the BLA includes a description of the facilities, equipment and personnel involved in the manufacturing process. A biologics license, which is the product’s approval, is granted on the basis of inspections of the applicant’s facilities in which the primary focus is on compliance with cGMP and the ability to consistently manufacture the product in the facility in accordance with the BLA. If the FDA finds the results of the inspection unsatisfactory, it may decline to approve the BLA, resulting in a delay in production and commercialization of products.

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

•
A drug, or device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, or device, or biological product where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or

•
Any investigational drug, device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

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
Accelerated Approval for Regenerative Advanced Therapies
As part of the 21st Century Cures Act, Congress recently amended the FFDCA to create an accelerated approval pathway for regenerative advanced therapies, which include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Regenerative advanced therapies do not include those human cells, tissues, and cellular and tissue based products regulated solely under section 361 of the Public Health Service Act and 21 CFR Part 1271. The new program is intended to facilitate efficient development and expedite review of regenerative advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A sponsor may request that FDA designate a drug as a regenerative advanced therapy concurrently with or at any time after submission of an IND. FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A new drug application or BLA for a regenerative advanced therapy may be eligible for priority review or accelerated approval through surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Therapies with a Regenerative Advanced Therapy Designation (RATD) will be eligible for accelerated approval through, as appropriate:
(i) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit; or
(ii) reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites, as appropriate.
Another benefit of RATD is that it creates the option to meet post-approval requirements beyond the standard, controlled clinical trial. Post-approval requirements can be met through:

•	Clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records;

•	The collection of larger confirmatory data sets; or

•	Post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.
Finally, the designation also includes early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval.

Humanitarian Device Exemption

Unless an exemption applies, each medical device commercially distributed in the United States requires either a substantial equivalence determination under a premarket notification submission pursuant to Section 510(k) of the FFDCA, or an approval of a premarket approval application (PMA). The FDA provides an incentive for the development of certain devices intended to benefit patients by treating or diagnosing a disease or condition that affects or is manifested in not more than 8,000 individuals in the United States per year.  These devices receive a HUD designation and may be eligible for marketing approval under an HDE application.  An HDE application is a premarket approval application that seeks an exemption from the effectiveness requirement that would otherwise apply to the application.  FDA approval of an HDE application authorizes the applicant to market the device.

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

FDA Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products and devices continues after approval, particularly with respect to cGMP. We will rely, and expect to continue to rely, on third parties to manufacture or supply certain components, equipment, disposable devices, testing and other materials used in our manufacturing process for any products that we commercialize or may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP and other FDA regulatory requirements. Other post-approval requirements applicable to biological products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, monitoring and reporting of adverse effects, reporting updated safety and efficacy information, periodic reporting requirements and complying with electronic record and signature requirements.  Similarly, there are a number of post-marketing requirements for devices, including medical device reporting regulations that require manufacturers to report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and corrections and removal reporting regulations that require manufacturers to report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health. Additionally, devices must comply with the cGMP requirements that are set forth in the FDA’s Quality System Regulation (QSR), including complaint handling and corrective and preventative actions.

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

 Pediatric Research Equity Act

Under the Pediatric Research Equity Act, or PREA, a BLA or BLA supplement claiming a new indication must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, for a new product, new indication or dosage form. The intent of PREA is to compel sponsors whose products have pediatric applicability to study those products in pediatric populations, rather than ignoring pediatric indications for adult indications that could be more economically desirable. FDA may grant deferrals for submission of data or full or partial waivers. By its terms, PREA does not apply to any biological product for an indication for which orphan designation has been granted, unless the FDA issues regulations saying otherwise. Because the FDA has not issued any such regulations, submission of a pediatric assessment is not required for an application to market a product for an orphan-designated indication, and waivers are not needed at this time.  However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of the FDA approval of the use of our current or future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. Patent term restoration can compensate for time lost during product development and the regulatory review process by returning up to five years of patent life for a patent that covers a new product or its use. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The period of patent term restoration is generally one-half the time between the effective date of an IND (falling after issuance of the patent) and the submission date of a BLA, plus the time between the submission date of the BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The application for patent term extension is subject to approval by the United States Patent and Trademark Office, or PTO, in consultation with the FDA. We cannot be certain that the PTO and the FDA will grant a patent term extension related to MACI.

A biological product can obtain pediatric market exclusivity in the United States. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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
Advertising and Promotion

Once an FDA-regulated product is approved, the product will be subject to continuing post-approval regulatory requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of biologics and devices including standards and regulations for direct-to-consumer advertising and promotional activities involving the internet. The agency also prohibits the off-label promotion of biologics and devices, and provides guidance on industry-sponsored scientific and educational activities to ensure that these activities are not promotional. Any claims we make for our products in advertising or promotion must be appropriately balanced with important safety information and otherwise adequately substantiated. Failure to comply with these requirements can result in adverse publicity and significant penalties, including the issuance of untitled or warning letters directing a company to correct deviations from FDA standards, corrective advertising, a requirement that future advertising and promotional materials be pre-cleared by the FDA, injunctions, and federal and state civil and criminal investigations and prosecutions.

While doctors are free to prescribe any product approved by the FDA for use, a company can only make claims relating to safety and effectiveness of a biological product or device that are consistent with the FDA approval or clearance, and the company is allowed to actively market and promote a biological product or device only for the particular use and treatment approved or cleared by the FDA. For BLAs, changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs.  Similarly, changes to approved or cleared devices may require FDA’s premarket review.

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

The Food and Drug Administration Safety and Innovation Act (FDASIA) added Section 529 to the FFDCA. Pursuant to that provision, FDA will award priority review vouchers to sponsors of rare pediatric disease product applications that meet certain criteria after approval of the application. The priority review voucher may be used by the sponsor or sold/transferred to another.

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

As noted above, in the United States, we are subject to complex laws and regulations pertaining to healthcare “fraud and abuse,” including, but not limited to, the federal Anti-Kickback Statute, the federal False Claims Act, and other state and federal laws and regulations. The Anti-Kickback Statute makes it illegal for any person, including a biological product manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase or order of an item for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws and the potential for additional legal or regulatory change in this area, it is possible that our sales and marketing practices and/or our relationships with physicians might be challenged under anti-kickback laws, which could harm us. Because we commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we have developed a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we are subject.

The federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including biological products, that are false or fraudulent. Although we would not submit claims directly to payers, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,781 and $21,563 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

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

International Regulation

In addition to regulations in the United States, a variety of foreign regulations govern clinical trials, commercial sales, and distribution of product candidates. The marketing authorization approval process and requirements vary from country to country, and the review timelines may be longer or shorter than that required for FDA approval.

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

The main competitor for Carticel and MACI in the U.S. is the microfracture procedure. Microfracture is a minimally invasive procedure that can be performed during the initial arthroscopic procedure. Short term results are generally considered good in smaller cartilage defects. Other competitive treatments in the U.S. include autograft/allograft procedures and a juvenile donor-derived allograft product DeNovo NT from Zimmer Holdings Inc. (Zimmer Biomet).

Carticel and MACI are the only FDA-approved ACI products on the market in the United States. We are aware of two ACI products in development. Histogenics Corporation began a Phase 3 study of its Neocart® implant in February 2010. Neocart is an autologous chondrocyte tissue implant under development for treatment of symptomatic articular cartilage lesions on the femur.  Aesculap Biologics, LLC initiated a Phase 3 study in 2014 of NovoCart 3D®, a matrix induced autologous chondrocyte product designed to repair articular cartilage defects of the knee.

The competitive treatment alternatives to MACI in the EU are the same as those for Carticel and MACI in the U.S., including debridement/chondroplasty, microfracture, and osteochondralautografts. Although there is very little use of allografts or allograft-derived products, the competitive product environment is much more robust. Competitors include microfracture augmentation products such as ChondroGide® from Geistlich Pharma AG and direct ACI competitors including ChondroCelect® from TiGenix NV.

Patients suffering catastrophic burns over a significant portion of TBSA have few options for permanent skin coverage. When undamaged skin is available, a procedure known as meshed split-thickness auto-grafting can be considered. However, this option becomes less viable as the percentage of TBSA burn increases. Epicel is a potentially lifesaving therapy and represents the only option for patients with TBSA burns greater than 70%. Avita Medical is developing ReCell®, a device which enables the on-site preparation of an autologous epithelial cell suspension, intended for the treatment of lower TBSA (<50%) burns. Avita has fully enrolled its pivotal trial and projects approval of ReCell in 2017. In 2016 the FDA approved limited usage of ReCell under a special compassionate use protocol.

We are investigating ixmyelocel-T, an autologous cell therapy, in ischemic dilated cardiomyopathy (ischemic heart failure) and recently completed the blinded portion of the Phase 2b clinical trial and announced that the trial had met its primary endpoint of reduction in clinical cardiac events and that incidence of adverse events, including serious adverse events, in patients treated with ixmyelocel-T was comparable to patients in the placebo group. Competitor cell (autologous and allogeneic) and gene therapies are currently under clinical development in Phases 1, 2 and 3 in heart failure patients. Examples are, Mesoblast Ltd., which is conducting a Phase 3 trial with allogeneic cell therapy and Celyad, which completed a Phase 3 trial with a bone marrow derived autologous therapy in 2016 and reported that the primary endpoint was not met and that they are seeking a partner or strategic alternatives to complete development.

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

In the general area of cell-based therapies, we potentially compete with a variety of companies, most of whom are specialty medical products or biotechnology companies. Some of these, such as Arthrex and Zimmer, Baxter, Johnson & Johnson, Medtronic and Miltenyi Biotec Inc. are well-established and have substantial technical and financial resources compared to ours. However, as cell-based products are only just emerging as viable medical therapies, many of our most direct competitors are smaller biotechnology and specialty medical products companies. These include Astellas Pharma (formerly Ocata Therapeutics, Inc. and Advanced Cell Technology, Inc.), Cytomedix, Inc. (formerly Aldagen, Inc.), Arteriocyte Medical Systems, Inc., Athersys, Inc., Cytori Therapeutics, Inc., International Stem Cell Corporation, Neostem, Inc., Terumo Medical Corporation (formerly Harvest Technologies Corporation), Mesoblast Ltd., Osiris Therapeutics, Inc., Pluristem, Inc. Stem Cells, Inc., Tengion, Inc., and others.

Employees

As of December 31, 2016, we employed approximately 202 full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Executive Officers

The following table presents our executive officers and key employees and their respective ages and positions as of December 31, 2016:

Name	Position	Age	Executive Officer Since
Dominick C. Colangelo (1)	President and Chief Executive Officer	52	2013
Daniel R. Orlando (1)	Chief Operating Officer	51	2012
David Recker, MD	Chief Medical Officer	59	2013
Gerard Michel (1)	Chief Financial Officer & Vice President of Corporate Development	53	2014
Ross Tubo, PhD	Chief Scientific Officer	57	2014

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

Gerard Michel — Mr. Michel joined Vericel in June of 2014 with over 25 years of experience in the pharmaceutical industry across multiple functional areas.  He has considerable experience in business development, raising capital and executing successful financial transactions. Mr. Michel was formerly chief financial officer and vice president, corporate development of Biodel Inc. from November 2007 to May 2014, where he oversaw strategic development, fundraising and capital structure management, marketing efforts, investor relations, and financial reporting and internal controls. Prior to his role at Biodel, from August 2002 to November 2007, Mr. Michel served as chief financial officer and vice president of corporate development of NPS Pharmaceuticals Inc., where he led the first syndicated royalty monetization. Prior to that, Mr. Michel was a Principal at Booz Allen Hamilton Inc. and also held a variety of commercial roles at both Lederle Labs and Wyeth Labs. Mr. Michel holds an M.S. in Microbiology from the University of Rochester School of Medicine, an M.B.A. from the Simon School of Business, and a B.S. in both Biology and Geology from the University of Rochester.

Ross Tubo, PhD — Dr. Tubo joined Vericel in April 2014 with more than twenty years of experience in cell therapy, regenerative medicine, and stem cell biology. Prior to joining Vericel, Dr. Tubo served as a Principal of Research Translation, LLC from November 2010 to March 2014. Dr. Tubo was a pioneer in the research, development, and commercialization of the first FDA-approved autologous cell therapy for articular cartilage repair, Carticel.  As Vice President of Stem Cell and Chemokine Biology for Genzyme Corporation, a position he held from 1998 to 2010, he developed a world-class research organization designed to understand the underlying cell and molecular mechanism(s) of action of MSCs in autoimmune disease and cancer.  These efforts led to the identification of specific therapeutic targets for treatment of these diseases.  He holds a Ph.D. in Cell and Molecular Biology from the State University of New York at Buffalo and completed post-doctoral studies at Harvard Medical School. In January 2017, Dr. Tubo retired as Chief Scientific Officer but will remain as a consultant in various capacities.

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

We have incurred net losses each year since our inception in 1989, including net losses of $19.6 million and $16.3 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had accumulated a deficit of approximately $343.6 million and had $23.0 million of cash. Based on our current plan and cash on hand, we believe that we are positioned to sustain our operations until at least March 31, 2018.

Although we believe we will achieve profitability without the need to raise additional capital, we may continue to incur significant operating losses over the next several years despite sales increasing and margins improving, due to continuing expenses related to our research and development programs, and the expense associated with continuing the commercialization of our approved products and completing the development of our current or future product candidates.  We cannot predict with any certainty the amount of future losses. Our ability to maintain profitability will depend on, among other things, increasing sales of our current products, improving gross margins, successfully commercializing our new products, completing the development of our current or future product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components and the possible acquisition and development of complementary products.  Therefore, we may not be able to achieve or sustain profitability.

In the longer term, we may need to raise additional funds in order to continue to complete product development programs and complete clinical trials needed to obtain approval for and commercialize our current or future product candidates or to capitalize on potential strategic opportunities. We cannot be certain that actual results will not differ materially from our current projections and that current capital will be sufficient to achieve profitability nor that funding will be available on favorable terms, if at all. Some of the factors that will impact our ability to raise additional capital and our overall success include:

•	The rate and degree of progress of our product development;

•	The ability to maintain our manufacturing facility's compliance with U.S. Food and Drug Administration (FDA) requirements including establishment and product fees;

•	The rate of regulatory approval to proceed with clinical development programs;

•	The level of success achieved in clinical trials;

•	The requirements to maintain marketing authorization and licenses from regulatory bodies in the United States and other countries in good standing;

•	The liquidity and market volatility of our equity securities;

•	Regulatory and manufacturing requirements and uncertainties; and

•	Staying ahead of technological developments by competitors.

While we have access to certain amounts of financing through a Loan and Security Agreement, dated as of September 9, 2016, as amended (SVB-MidCap Facility), with Silicon Valley Bank , MidCap Financial Trust and MidCap Funding III Trust (together, MidCap), which includes a revolving line of credit, and an at-the-market Sales Agreement with Cowen and Company, LLC (Cowen), dated October 10, 2016 (ATM), there are certain factors, such as volume of trading in our common stock and our stock price and the ability to terminate the agreement with notice, which limit the amount that can be raised in a short period of time through the SVB-MidCap Facility and the ATM.  In addition there are limits to our borrowing level with SVB and MidCap based on a minimum net revenue covenant and accounts receivable balance. If funding is needed and we cannot raise such funds, we will not be able to develop, manufacture or enhance products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which would have a material adverse impact on our business, financial condition and results of operations.

Failure to enter into written agreements with payers for reimbursement of our products and to obtain adequate reimbursement and reimbursement rates could have a material adverse effect on our financial condition and operating results.

On June 30, 2016, we reduced the scope of our agreement with our prior distributor by terminating their services with respect to a significant portion of our Carticel sales. Prior to June 30, 2016, we sold Carticel to such distributor, which subsequently resold Carticel to patients and healthcare providers. We have transitioned to a new provider, Dohmen Life Science Services, LLC (DLSS), who provides a patient support services program and reimbursement services for both Carticel and MACI, as well as other third parties which provide billing and collection activities and data reporting services. With this new arrangement, we have assumed the credit and collection risk of third party payers who do not pay for our products. Failing to maintain and obtain written agreements from payers for reimbursement of our products or to obtain adequate reimbursement rates could have a material adverse effect on our financial condition and operating results. In addition, healthcare providers are under pressure to increase profitability and reduce costs. In response, certain healthcare providers are limiting coverage or reducing reimbursement rates for the products we provide. We cannot predict the extent to which reimbursement for our products will be affected by initiatives to reduce costs for healthcare providers. Failure to collect from such payers or to obtain or maintain written agreements with such payers or obtaining lower then estimated reimbursement for our products would adversely affect our business, financial conditions and results of operations.

Significant uncertainty exists as to the reimbursement status of newly approved therapeutics such as MACI. There can be no guarantee that we will be able to obtain the same or similar reimbursement rates or reimbursement for MACI as were seen for Carticel.

We may not be able to raise the required capital to conduct our operations, develop and commercialize our current or future product candidates and otherwise grow and expand our business.

Notwithstanding the net proceeds of approximately $18.0 million we received from our December 2016 public offering and the availability of funds under the SVB-MidCap Facility, we will require substantial additional capital resources to complete the development of ixmyelocel-T for the treatment of advanced heart failure due to ischemic DCM and potentially for other strategic opportunities.

In order to grow and expand our business, to introduce other new product candidates into the marketplace, we may need to raise additional funds.  We may also need significant additional funds or a collaborative partner, or both, to finance the research and development activities of our current or future cell therapy product candidates for additional indications or in additional markets.

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

On October 10, 2016, we entered into our ATM with Cowen, pursuant to which we may sell shares of our common stock through Cowen, as sales agent, in registered transactions from our shelf registration statement filed in June 2015, for aggregate proceeds of up to $25.0 million.  Shares of common stock sold under the ATM are to be sold at market prices.  We will pay up to 3% of the gross proceeds to Cowen as a commission. 357,856 shares of common stock have been sold to date under the ATM and as of December 31, 2016 had remaining capacity of approximately $24.2 million. The extent to which we rely on the ATM as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from the ATM were to prove impracticable or prohibitively dilutive, we may need to secure other sources of funding in order to satisfy our working capital needs. Even if we sell the maximum amount we are eligible to sell to under the ATM, we may need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive should we require it, the consequences may have a material adverse effect on our business, operating results, financial condition and prospects.

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

We must maintain our domestic regulatory approvals to continue to commercialize our products. We must demonstrate the safety, purity and potency, or efficacy, of cell therapy products to obtain FDA regulatory approval prior to marketing in the United States or other countries. Demonstration of safety and efficacy requires the conduct of nonclinical studies and well-controlled clinical trials in compliance with FDA, ICH (International Conference of Harmonization) and applicable local regulations. The FDA regulatory review process to obtain marketing approval is a rigorous process that requires demonstrating the ability to manufacture the product in compliance with current Good Manufacturing Practices (cGMP) in addition to demonstrating a favorable risk/benefit profile and making certain post-marketing commitments. Regulatory requirements outside the U.S. often require additional studies and data to obtain registration. Timelines can also be longer than those in the U.S. We must maintain our domestic and foreign regulatory approvals in compliance with FDA regulatory requirements and applicable local regulations to allow for continued commercialization. The safety, potency and purity of our products must be monitored to be in compliance with FDA requirements for safety, cGMP, and all other applicable regulations. This requires adverse event monitoring and reporting to regulatory agencies, as well as submission and approval of any changes in the manufacturing process. Our manufacturing and testing facilities are subject to FDA periodic inspections for compliance with cGMP requirements. Failure to meet regulatory requirements and post-marketing commitments and maintain cGMP compliance could result in severe and detrimental regulatory actions, including the loss of marketing approval.

Any changes in the regulatory requirements that affect our products and/or current or future product candidates could prevent, limit or delay our ability to market or develop new product candidates.

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

Our product candidate, ixmyelocel-T, still needs to initiate and then successfully complete pivotal Phase 3 studies. If we do not successfully continue or complete the clinical development of ixmyelocel-T, and achieve regulatory approval, our growth prospects may be adversely impacted.

Our near-term prospects depend in part upon our ability to successfully continue and complete clinical development of our product candidate, ixmyelocel-T, demonstrating adequate safety and effectiveness to obtain regulatory approval in the U.S.  Our ability to finance our company and to generate revenues will depend on the results of the clinical studies required to demonstrate the safety and effectiveness of ixmyelocel-T to secure marketing authorization. Regulatory approval of ixmyelocel-T could be unsuccessful if it:

•	Does not demonstrate acceptable safety and efficacy in clinical trials, or otherwise does not meet applicable regulatory requirements for regulatory approval;

•	Does not offer sufficient, clinically meaningful therapeutic benefit over the standard of care/ existing therapies;

•	Cannot be produced in commercial quantities at an acceptable costs; or

•	Is not accepted as a safe, efficacious, and cost-effective treatment over the standard of care and/or current therapies by the medical community and third-party payers.

If the development or commercialization of ixmyelocel-T is not successful or is significantly delayed, our future prospects may be adversely impacted.

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

In order to obtain regulatory approval to commercialize our current and future cell product candidates in the United States, we must conduct adequate and well-controlled clinical trials to demonstrate the safety and effectiveness in compliance with current regulatory requirements. We may not be able to successfully complete the development of our current or future product candidates, or successfully market our technologies or current or future product candidates. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technologies and current or future product candidates. Our research and development programs may not be successful, and our cell culture technologies and current or future product candidates may not facilitate the production of cells outside the human body with the expected results. Our technologies and cell product candidates may not prove to be safe and effective in clinical trials, and we may not obtain the requisite regulatory approvals for our product candidates. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve any issues delaying commercialization and we may not be able to raise capital to finance our continued operations during the period required for resolution of any such issues.

We must successfully complete our nonclinical and clinical development program to be able to demonstrate safety and efficacy to seek marketing approval of our current or future cell therapy product candidates. Lack of efficacy and or safety events can lead to the discontinuation of clinical development, and this can occur at any stage of the clinical development program. We may experience numerous unforeseen events during development that can delay or prevent commercialization of our current or future development candidates.

The results of early stage clinical trials do not ensure success in later clinical trials, and interim results are not necessarily predictive of final results. Data obtained from clinical activities are not always conclusive and may be susceptible of varying interpretations, which could delay, limit or prevent regulatory approval.

Our planned clinical trials may not begin or be completed on schedule, if at all. Typically, if a biological product is intended to treat a chronic disease, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more.

With respect to any clinical trials affecting our products or current or future development candidates, failures or delays can occur at any stage of the trials, and may be directly or indirectly caused by a variety of factors, including but not limited to:

•	Delays in securing clinical investigators or trial sites for our clinical trials and their subsequent performance in conducting accurate and reliable trials on a timely basis;

•	Delays in obtaining Institutional Review Board (IRB) and other regulatory approvals to commence a clinical trial;

•	Slower than anticipated rates of patient recruitment and enrollment in our clinical trials, or failing to reach the targeted number of patients due to competition for patients from other trials;

•
Limited or no availability of coverage, reimbursement and adequate payment from health maintenance organizations and other third party payers for the use of biological products supplied for use in our clinical trials;

•	Negative or inconclusive results from clinical trials;

•
Unforeseen adverse effects interrupting, delaying, or halting clinical trials of any current or future therapeutic product candidates, and possibly resulting in the FDA or other regulatory authorities denying approval of any current or future therapeutic product candidates;

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

The FDA, the IRBs, and the sponsor monitor the progress of clinical trials and they may suspend or terminate a clinical trial at any time due to patient safety or other considerations. The FDA may impose a clinical hold on our trials because of safety concerns that have arisen for products or product candidates that are similar to our product candidates.

Our development activities are currently directed at improving product functionality for certain clinical indications, improving product shelf life, and decreasing the cost of manufacturing our products.  These production process changes may alter the functionality of our cells and require various additional levels of experimental and clinical testing and evaluation.  Any such testing could lengthen the time before these products would be commercially available.

Even when successful clinical results are reported for a product from a completed clinical trial, the durability of response may not be sustained over time, or may not be sufficient to support regulatory approval.

Failure of third parties, including Vention Medical, Sanofi or Matricel GmbH, to manufacture or supply certain components, equipment, disposable devices and other materials used in our MACI, Epicel and ixmyelocel-T cell manufacturing processes would impair our cell product development and commercialization.

We rely on third parties, including Vention Medical, Inc. (Vention), Sanofi and Matricel GmbH (Matricel) to manufacture and/or supply certain of our devices/manufacturing equipment and to manufacture and/or supply certain components, equipment, disposable devices and other materials used in our cell manufacturing process to develop our marketed cell therapy products and our product candidates.  In many instances these third parties serve as our sole suppliers. For example, Vention is the sole supplier for the cell cassettes used in the ixmyelocel-T manufacturing process; Sanofi is the sole supplier of certain testing and washing services for Epicel; and Matricel is the sole supplier of the membrane for MACI. It would be difficult to obtain alternate sources of supply on a short-term basis.  If any of our manufacturers or suppliers fails to perform its respective obligations, or if our supply of certain components, equipment, disposable devices and other materials is limited or interrupted, it could impair our ability to manufacture our products, which would delay our ability to market our current or future product candidates or conduct clinical trials on a timely and cost-competitive basis, if at all.

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

Failure by our third-party manufacturers, including Matricel, to comply with the regulatory requirements set forth by the FDA with respect to our products could delay or prevent the completion of clinical trials, the approval of any product candidates or the commercialization of our products.

Third-party manufacturers, such as Matricel, are subject to inspection by the FDA for current Good Manufacturing Practice, or cGMP, compliance, as well as for their ability to manufacture the product or product candidate in compliance with the established process and procedure for the product or product candidate during an inspection. We may compete with other companies for access to these manufacturers’ facilities and may be subject to delays in manufacture if the manufacturers give other clients higher priority than they give to us. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our products and product candidates, if approved, and our financial performance may be materially affected.

Manufacturers of FDA-regulated products are obligated to operate in accordance with FDA-mandated requirements. A failure of any of our third-party manufacturers to establish and follow cGMP requirements and to document their adherence to such practices may lead to significant delays in the availability of material for clinical trials, may delay or prevent filing or approval of marketing applications for our current or future product candidates, and may cause delays or interruptions in the availability of our products for commercial distribution following FDA approval. This could result in higher costs to us or deprive us of potential product revenues.

Complying with cGMP, ICH and other non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to assure that the product or product candidate meets applicable specifications and other requirements. We, or our contracted manufacturing facility, must also pass a pre-approval inspection prior to FDA approval. Failure to pass a pre-approval inspection may significantly delay FDA approval of our current or future product candidates. Failure to comply with cGMP requirements can result in regulatory action that can limit the ability to manufacture commercial products. As a result, our business, financial condition, and results of operations may be materially harmed.

We may rely on third parties to conduct some of our clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and/or impact commercialization, if approved, of our current and future product candidates.

We may use clinical research organizations (CROs) to assist in the conduct of our clinical trials. There are numerous alternative sources to provide these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion, or if we are forced to change service providers. Any third party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials, the commercial prospects for our current and future product candidates could be harmed and our ability to generate product revenue would be delayed or prevented. In addition, we and any provider that we retain will be subject to Good Clinical Practice (GCP) requirements. If GCP and other regulatory requirements are not adhered to by us or our third-party providers or clinical investigators, the conduct of the trial may be compromised and the development and commercialization of our current and future product candidates could be delayed or approval may never be obtained.

Any failure by a CRO, a clinical trial site, or clinical investigator, or us to successfully accomplish clinical trial monitoring, data collection, safety monitoring and data management other services in a timely manner and in compliance with regulatory requirements could have a material adverse effect on our ability to utilize the trial to obtain regulatory approval or complete clinical development of our product candidates to support regulatory approval. Problems with the timeliness or quality of the work of a CRO or a clinical trial site or clinical investigator may lead us to seek to terminate the relationship and use an alternate provider. However, making such changes may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be difficult to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

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

There can be no assurance that we or any third party contractors with whom we enter into strategic relationships will be successful in streamlining manufacturing operations and implementing efficient, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price and production standards or production volumes to achieve profitability.  Our failure to develop these manufacturing processes in a timely manner could prevent us from achieving our growth and profitability objectives as projected or at all.

We have limited manufacturing capacity and our commercial manufacturing operations in the U.S. depend on one facility. If the facility is destroyed or we experience any manufacturing difficulties, disruptions or delays, this could limit supply of our products or adversely affect our ability to conduct clinical trials and our business would be adversely impacted.

We presently conduct all of our commercial manufacturing operations in the U.S. at one facility located in Cambridge, Massachusetts.  As a result, all of the commercial manufacturing of our marketed products, MACI, Epicel and Carticel, for the U.S. market takes place at a single U.S. facility.  If regulatory, manufacturing or other problems require us to discontinue production at the Cambridge facility, we will not be able to supply our products to our patients, which would adversely impact our business.  If this facility or the equipment in it is significantly damaged or destroyed by fire, flood, power loss or similar events, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace our facility at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to a third party.  Even if we could transfer manufacturing from one facility to a third party, the shift would likely be expensive and time-consuming, particularly since an alternative facility would need to comply with the applicable regulatory and quality standard requirements whereby validation and FDA approval would be required before any products manufactured at that facility could be made commercially available.

Furthermore, upon completion of treatment of patients in the open-label extension study, there will be no current manufacturing activities at the Ann Arbor facility. It will take time and resources to reinitiate manufacturing capabilities in the future. We may not be able to quickly or inexpensively replace our manufacturing capacity at our facility or a new facility.

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

All of those involved in the preparation of a cellular therapy for commercial sale or clinical trials, including our existing supply contract manufacturers and clinical trial investigators, are subject to extensive and continuing government regulations by the FDA and comparable agencies in other jurisdictions. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP.  These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors and suppliers are subject to pre-approval and routine FDA inspections for compliance with the applicable regulations as a condition of FDA approval of our products.

Our manufacturing facility in Cambridge, Massachusetts was inspected by the FDA in 2016 in connection with our commercialization of Carticel and for the pre-approval inspection for MACI. On May 27, 2016 and September 13, 2016, the FDA issued a Form 483 List of Inspectional Observations. A Form 483 is issued when, in an investigator’s judgment, the observed conditions or practices observed during an FDA inspection of the manufacturing facility indicate that an FDA-regulated product may be in violation of FDA’s requirements. We have completed or have planned remedial measures to improve our manufacturing process and have responded to all FDA observations and received FDA approval for MACI on December 13, 2016. Generally, if any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or the FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales, recalls, warning letters, market withdrawals, seizures or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

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

In order to obtain marketing authorization of any of our current or future cell therapy product candidates, including ixmyelocel-T, in the United States, the FDA requires us to submit a BLA, which is subject to the agency’s detailed review.

The Biologics License Application (BLA) is a request for permission to introduce, or deliver for introduction, a biologic product into interstate commerce in the U.S. MACI and ixmyelocel-T are subject to the FDA’s biological product requirements. A BLA for MACI was submitted on January 4, 2016, and subsequently approved by the FDA on December 13, 2016. The Cambridge manufacturing facility was subject to a pre-approval inspection to demonstrate the capabilities to manufacture the product under cGMP requirements in compliance with the procedures provided in the BLA. MACI is considered a combination product consisting of the autologous cultured chondrocytes (the cell product) and ACI-Maix membrane (the device). The ACI-Maix membrane is manufactured by Matricel. The MACI regulatory approval in the U.S. is associated with a number of post-marketing commitments, including conducting a pediatric clinical study in the U.S. Conducting this study will require funding and resources. If the commitment is not met, the product may be withdrawn from the market by FDA.

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

In general, the development, testing, labeling, manufacturing and marketing of our products are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. The regulatory process requires the expenditure of significant time, effort and expense to bring new products to market.  For example, the FDA approved Epicel as a HUD pursuant to an HDE application. A HUD  is a medical device intended to benefit patients in the treatment or diagnosis of a disease or condition that affects not more than 8,000 individuals in the United States per year.  A HUD with an approved HDE is approved by the FDA for marketing.  However, Institutional Review Board (IRB) approval is required before a HUD can be used at a facility, with the exception of emergency use. The HDE holder is responsible for ensuring that a HUD approved under an HDE is administered only in facilities having an IRB constituted and acting in accordance with the agency’s regulation governing IRBs, including continuing review of use of the device.  HUDs are also subject to additional FDA requirements, such as adverse event reporting and the submission of updated information on a periodic basis to demonstrate that the HUD designation is still valid. Failure to meet FDA requirements pertaining to a HUD could result in the suspension or revocation of the HDE.

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

We are also required to implement and maintain stringent reporting, labeling and record keeping procedures. More specifically, in the United States, both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. Compliance with the FDA’s requirements, including the FDA’s cGMP recordkeeping regulations, labeling and promotional requirements and adverse event reporting regulations, is subject to continual review and is monitored rigorously through periodic inspections by the FDA and submission of annual reports. Our failure to comply with U.S. federal, state and foreign governmental regulations could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most extreme cases, criminal sanctions or closure of our manufacturing facility are possible.

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

 The Sunset Clause provided under European Union (EU) pharmaceutical legislation, requires Marketing Authorization Holders (MAH) in the EU to place the product on the market within 3 years from the date of granting of the authorization. Otherwise, the authorization will cease to be valid. Likewise, for a product that was previously placed on the market and is no longer actually present on the market for 3 consecutive years from the last day of distribution, the authorization will cease to be valid. The rules have been the subject of interpretation by European Medicines Agency (EMA) and the European Commission to mean that the marketing authorization of a medicinal product will remain valid if at least one presentation of the existing product presentations is placed on the market in at least one Member State of the EU and the European Economic Area (EEA). In the case of MACI, this means that we have 3 years from the date of last distribution to make the product available in at least one Member State of the EU/EEA. In order to resume product supply in the EU/EEA, this will require the registration, qualification and approval of an EU compliant cGMP manufacturing facility within the allotted timeframe. In addition, we must comply with the Pediatric Investigational Plan (PIP) that is in place as a post-authorization commitment agreed with the EMA. The current PIP requires us to submit the results of the pediatric study prior to December 2017 according to the study protocol previously agreed between the EMA and the previous sponsor. Although the PIP commitment date can be modified and we can decide to make investments to register and qualify our cGMP manufacturing facility in the EU, the marketing authorization for MACI could be at risk of being revoked under the prevailing EU law if timely action is not taken by us.

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

In many of the foreign countries in which our products may be marketed in the future, we will be subject to regulations affecting, among other things, clinical efficacy, product standards, packaging requirements, labeling requirements, import/export restrictions, tariff regulations, duties and tax requirements.  Many of the regulations applicable to our products in these countries, such as the Medicinal Products Directive and the ATMP guidelines, governing products in the EU, are similar to those of the FDA.  In addition, in many countries the national health or social security organizations may require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility.  Failure to receive or delays in the receipt of relevant foreign qualifications could also be detrimental to our future growth.

As both U.S. and foreign government regulators have become increasingly stringent, we may be subject to more rigorous regulation by governmental authorities in the future. Our products and our operations are also often subject to the rules of industrial standards bodies, such as the International Standards Organization, or ISO. If we fail to adequately address any of these regulations, our business will be harmed.

Changes to our products or current or future product candidates may require regulatory approvals. It may be necessary to recall or cease marketing our products until certain issues are resolved and regulatory approval is obtained.

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

The manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for each of our products is subject to continued regulatory reporting and periodic inspections by the FDA, as well as other domestic and foreign regulatory agencies.  In particular, we and our suppliers are required to comply with cGMP and Good Tissue Practice (GTP) regulations for the manufacture of our products and other regulations which include, methods and documentation of production controls, labeling, packaging, storage and shipment of any product to name a few.  Regulatory agencies, such as the FDA, enforce the cGMP, GTP and other regulations through periodic inspections and reporting. For example, the holder of an approved BLA or HDE is obligated to monitor and report adverse events, and product failures, including critical deviations and lack of efficacy. A BLA or HDE device holder must maintain regulatory compliance for all aspects of the applicable regulations or can be subject to regulatory action, including recall or withdrawal from the market.

Product manufacturers and their facilities are subject to payment of annual user fees and periodic inspections by the FDA and other regulatory agencies for compliance with cGMP and other applicable regulations.  If at any time we or a regulatory agency discovers a previously unknown safety concern with a product, such as a serious adverse event of unanticipated severity or frequency that cannot be adequately managed and changes the risk-benefit profile of the product, or there are problems with the facility where the product is manufactured; a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including suspension of manufacturing recall or withdrawal of the product from the market.

Advertising and promotional materials, including educational and web-site material, must comply with FDA’s promotional and advertising regulations in addition to other potentially applicable federal and state laws, and such materials for biologics are subject to submission and review by the Center of Biological Research, Advertising Promotional Labeling Branch.

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

Under the Federal Food, Drug, and Cosmetic Act (FFDCA) and other laws, we are prohibited from promoting our products for off-label uses. This means, for example, that we may not make claims about the use of any of our marketed products, including MACI, Carticel or Epicel, outside of their approved labeling and indications. Therefore, our sales representatives may not proactively discuss or provide information on off-label uses. The FDA does not, however, restrict physicians from prescribing products for off-label uses in the practice of medicine. Should the FDA determine that our activities constitute the promotion of off-label uses, the FDA could bring an action to prevent us from distributing MACI, Carticel or Epicel for the off-label use and could impose fines and penalties on us and our executives. In addition, failure to follow FDA rules and guidelines relating to promotion and advertising can result in, among other things, the FDA’s refusal to approve a product, the suspension or withdrawal of an approved product from the market, product recalls, fines, disgorgement of money, operating restrictions, injunctions or criminal prosecutions.

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

Maintaining and growing sales of our products will depend in large part on the availability of adequate coverage and the extent to which third-party payers, including health insurance companies, health maintenance organizations (HMOs), and government health administration authorities such as the military, Medicare and Medicaid, private insurance plans and managed care programs will pay for the cost of the products and related treatment. Hospitals and other healthcare provider clients that purchase our products typically bill various third-party payers to cover all or a portion of the costs and fees associated with the procedures in which such products are used, including the cost of the purchase of these products.  Third-party payers are also increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage and the amounts that they will pay for certain products, and, as a result, they may not cover or continue to provide adequate payment for our products.  We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products and current and future product candidates to such payers’ satisfaction.  Such studies might require us to commit a significant amount of management time and financial and other resources.  Our products and future products might not ultimately be considered cost-effective.  Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in our products and future product development.  If coverage and adequate reimbursement are not available, reimbursement is available only to limited levels, or if our costs of production increase faster than increases in reimbursement levels, we may not be able to successfully grow the sales of our products or commercialize any current and future product candidates for which marketing approval is obtained.

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

The markets for our products are highly competitive, subject to rapid technological changes, and vary for different product candidates and processes that directly compete with our products. Our competitors in the medical and biotechnology industries may have superior products, research and development, manufacturing, and marketing capabilities, financial resources or marketing positions. Furthermore, our competitors may have developed, or could in the future develop, new technologies that compete with our products or even render our products obsolete.  As an example, in the past, published studies have suggested that hematopoietic stem cell therapy use for bone marrow transplantation, following marrow ablation due to chemotherapy, may have limited clinical benefit in the treatment of breast cancer, which was a significant portion of the overall hematopoietic stem cell transplant market.  This resulted in the practical elimination of this market for our cell-based product for this application.

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

•
New requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in the Affordable Care Act and its implementing regulations, including reporting any “transfer of value” made or distributed to physicians and teaching hospitals and reporting any ownership and investment interests held by physicians and their immediate family members during the preceding calendar year, with data collection and reporting to the Centers for Medicare & Medicaid Services (CMS) required by the 90th day of each calendar year;

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

•
Creation of the Independent Payment Advisory Board which, has authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription products and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•	Establishment of a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

The future of the Affordable Care Act and its impact on the pharmaceutical industry and the healthcare system remains uncertain. Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. Thus, the full impact of the Affordable Care Act, or any law replacing elements of it, on our business remains unclear.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. Then on January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

Given recent federal and state government initiatives directed at lowering the total cost of healthcare, the executive branch, Congress and state legislatures will likely continue to focus on healthcare reform and the reform of the Medicare and Medicaid programs. While we cannot predict the full outcome of any such government action or legislation, it may harm our ability to market our products and generate revenues.

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

Tissue based products are regulated differently in different countries. Many foreign jurisdictions have a different and may have a more difficult regulatory pathway for human tissue based products, which may prohibit the distribution of these products until the applicable regulatory agencies grant marketing approval, or licensure. The process of obtaining regulatory approval is lengthy, expensive and uncertain, and we may never seek such approvals, or if we do, we may never gain those approvals. Any adverse events in our clinical trials for a future product under development could negatively impact our product candidates.

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

We have no issued patents or pending patent applications relating to Epicel. While we attempt to protect our proprietary information as trade secrets through certain agreements with our employees, consultants, agents and other organizations to which we disclose our proprietary information, we cannot give any assurance that these agreements will provide effective protection for our proprietary information in the event of unauthorized use or disclosure of such information. If other cultured epidermal autografts are approved and marketed, we will be unable to prevent them from competing with Epicel in the marketplace. We expect that the presence of one or more competing products would reduce our market share and could negatively impact price levels and third party reimbursement for Epicel, any of which would materially affect our business.

Some of our issued patents relating to Carticel and MACI will expire soon or have already expired and others may be insufficient to protect our business.

We have issued patents in the United States and in certain foreign countries that relate to the combinations of chondrocytes and collagen membranes used in Carticel and MACI. However, the issued patents relating to MACI expired in the U.S. and will expire by August of 2017 in Europe. Furthermore, the issued patents relating to Carticel are scheduled to expire by 2022 in Europe. When these patents expire we may be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated.

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent.  The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process.  While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.  Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents.  If we fail to maintain the patents and patent applications covering our products or current and future product candidates, our competitive position would be adversely affected.

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

The success of our business will depend significantly on our ability to operate without infringing patents and other proprietary rights of others.  Our cell processing system and cell compositions utilize a wide variety of technologies and we can give no assurance that we have identified or can identify all inventions and patents that may be infringed by development and manufacture of our cell compositions.  If the technology that we use infringes a patent held by others, we could be sued for monetary damages by the patent holder or its licensee, or we could be prevented from continuing research, development, and commercialization of products that rely on that technology, unless we are able to obtain a license to use the patent.  The cost and availability of a license to a patent cannot be predicted, and the likelihood of obtaining a license at an acceptable cost would be lower if the patent holder or any of its licensees is using the patent to develop or market a product with which any of our existing or future product candidates or our products would compete.  If we could not obtain a necessary license, we would need to develop or obtain rights to alternative technologies, which could prove costly and could cause delays in product development, or we could be forced to discontinue the development or marketing of any products that were developed using the technology covered by the patent.

Although we have not been subject to any filed patent infringement claims, patents could exist or could be filed which would prohibit or limit our ability to market our products or maintain our competitive position.  In the event of an intellectual property dispute, we may be forced to litigate.  Such litigation is typically protracted and the results are unpredictable.  Intellectual property litigation would divert management’s attention from developing our products and would force us to incur substantial costs regardless of whether we are successful.  An adverse outcome could subject us to significant liabilities to third parties including treble damages and the opposing party’s attorney fees, and force us to pay significant license fees and royalties or cease the development and sale of our products and processes.

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

The use of our products and current and future product candidates may expose us to product liability claims, and we may not be able to obtain adequate insurance. As a result, such claims could affect our earnings and financial condition.

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

The market price of shares of our common stock has been volatile, ranging in closing price between $1.79 and $6.08 during the year ended December 31, 2016.  The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

•	Clinical trial results;

•	The amount of our cash resources and our ability to obtain additional funding;

•	Announcements of research activities, business developments, technological innovations or new products by us or our competitors;

•	Entering into or terminating strategic relationships;

•	Regulatory developments in both the United States and abroad;

•	Disputes concerning patents or proprietary rights;

•	Changes in our revenues or expense levels;

•	Seasonal or other variations in patient demand for MACI, Carticel and Epicel;

•	Public concern regarding the safety, efficacy or other aspects of the products or methodologies we are developing;

•	News or reports from other stem cell, cell therapy or regenerative medicine companies;

•	Reports by securities analysts;

•	Status of the investment markets;

•	Concerns related to management transitions; and

•	Delisting from The NASDAQ Capital Market.

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

In the year-ended December 31, 2016, we sold (i) an aggregate gross amount of approximately $0.8 million worth of shares of common stock pursuant to our ATM with Cowen (ii) an aggregate of approximately $0.1 million worth of shares of our common stock to Lincoln Park pursuant to the Lincoln Park Equity Line, and (iii) on December 23, 2016, we sold 7.1 million shares of common stock under a Form S-1 registration statement and pursuant to a prospectus first made available on December 21, 2016.  The ATM, which as of December 31, 2016 had remaining capacity of approximately $24.2 million allows us to sell our common stock from time to time under a registration statement on Form S-3 filed in June 2015, pursuant to which we registered $100.0 million of our securities for public sale. Additionally, pursuant to the Lincoln Park Equity Line we may direct Lincoln Park to purchase up to $15.0 million worth of shares of our common stock over a 30-month period generally in amounts up to 50,000 shares of our common stock. As of December 31, 2016, we had remaining capacity of approximately $11.2 million worth of shares under the Lincoln Park Equity Line. However, there are certain factors, such as volume of trading in our common stock, our stock price and the ability to terminate the agreement with notice, which limit the amount that can be raised in a short period of time through the Lincoln Park Equity Line.

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

Our SVB-MidCap Facility contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.
The SVB-MidCap Facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

In addition, the SVB-MidCap Facility obliges us to comply with certain affirmative covenants, including the achievement of certain minimum revenue thresholds.

The restrictive and affirmative covenants of the SVB-MidCap Facility could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial.

A breach of any of these covenants could result in an event of default under the SVB-MidCap Facility. An event of default will also occur if, among other things, a material adverse change in our business, operations or condition occurs, which could potentially include negative results in clinical trials, or a material impairment of the prospect of our repayment of any portion of the amounts we owe under the SVB-MidCap Facility occurs. In the case of a continuing event of default under the agreement, SVB and Mid-Cap could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted SVB and Mid-Cap a security interest under the SVB-MidCap Facility, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the Loan and Security Agreement are secured by all of our existing and future assets, excluding intellectual property, which is subject to a negative pledge arrangement.

We expect that our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline.

Our quarterly operating results are likely to fluctuate in the future. These fluctuations could cause our stock price to decline. The nature of our business involves variable factors, such as the timing of the research, development and regulatory pathways of our current and future product candidates, which could cause our operating results to fluctuate. Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

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

Price Range of Common Stock

	High	Low
Year ended December 31, 2015
First Quarter	$3.95	$2.75
Second Quarter	3.76	3.02
Third Quarter	3.61	2.40
Fourth Quarter	2.71	1.71
Year ended December 31, 2016
First Quarter	$6.08	$1.79
Second Quarter	6.03	2.07
Third Quarter	2.95	2.09
Fourth Quarter	4.10	2.05

As of February 28, 2017 there were approximately 262 holders of record of the common stock.  We have never paid any cash dividends on our common stock and we do not anticipate paying such cash dividends in the foreseeable future.  We currently anticipate that we will retain all future earnings, if any, for use in the development of our business.

Stock Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2012 through December 31, 2016 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index.  Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date.  The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Stock Price Comparison

Equity Compensation Plan Information as of December 31, 2016

The following table sets forth information as of December 31, 2016 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuances:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)
Equity compensation plans approved by security holders (employees and directors)(1)	3,355,692	$4.66	1,090,645
Employee stock purchase plan(1)	34,392	$2.38	736,942

(1)       The material features of these securities are described in note 8 of the Consolidated Financial Statements.

(2)       Shares issuable under the 2009 Omnibus Incentive Plan.

Recent Sales of Unregistered Securities

The following is a summary of all securities that we have sold during the year ended December 31, 2015 without registration under the Securities Act of 1933, as amended (the Securities Act).

On December 18, 2015, we entered into a Securities Exchange Agreement (the Exchange Agreement) with Stonepine Capital, LP (Stonepine), pursuant to which Stonepine exchanged an aggregate of 1,250,000 shares of our common stock for 1,250 shares of our Series A Convertible Preferred Stock (the Exchange). Upon the closing of the Exchange on December 23, 2015, we issued the Series A Convertible Preferred Stock to Stonepine without registration under the Securities Act in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act. On November 22, 2016, Stonepine converted the 1,250 shares of Series A Convertible Preferred Stock for 1,250,000 shares of the Company's common stock.

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during the year ended December 31, 2016.

Item 6. Selected Financial Data

The data for each of the five years in the period ended December 31, 2016 are derived from our Consolidated Financial Statements. The selected historical financial data for the financial position of our Company as of December 31, 2016 and 2015 and the results of their operations for each of the three years in the period ended December 31, 2016 presented below should be read together with our consolidated financial statements and the notes to those statements and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014	2013	2012
Product sales, net(a)	$54,383	$51,168	$28,796	$19	$21
Cost of product sales(a)	28,307	26,470	17,293	4	6
Gross profit	26,076	24,698	11,503	15	15
Research and development	15,295	18,890	21,263	15,104	26,025
Selling, general and administrative	27,388	22,479	13,774	5,875	7,750
Loss on impairment of intangible asset(b)	2,638	—	—	—	—
Total operating expenses	45,321	41,369	35,037	20,979	33,775
Loss from operations	(19,245)	(16,671)	(23,534)	(20,964)	(33,760)
Other income (expense):
(Increase) decrease in fair value of warrants(c)	—	324	(27)	5,337	4,248
Bargain purchase gain(d)	—	—	3,473	—	—
Foreign currency translation gain (loss)	(5)	(67)	152	—	—
Interest income	8	36	24	16	50
Other income (expense)	(10)	47	(2)	—	—
Interest expense	(314)	(9)	(6)	(11)	(12)
Total other income (expense)	(321)	331	3,614	5,342	4,286
Net loss	$(19,566)	$(16,340)	$(19,920)	$(15,622)	$(29,474)
Net loss per share attributable to common shareholders (Basic and Diluted)	$(1.18)	$(0.97)	$(2.23)	$(6.95)	$(16.25)

(a) Revenue from commercial operations began in June 2014 following the acquisition of the CTRM business. Prior to June 2014, we were a development stage entity which is an entity focused on early stage business activity including research and development and market research.

(b) The loss on impairment of intangible asset is related to write-off of the commercial use rights for certain products (primarily Carticel). Upon the approval of MACI in December 2016 and the replacement of Carticel with MACI, it was determined the Carticel related intangible asset was fully impaired as of December 31, 2016.

(c) Fluctuations in the fair value of the warrants are due to the reduction in the time to maturity and changes in our stock price.

(d) The bargain purchase gain is a result of the CTRM business acquisition.

	December 31,
(In thousands, except per share amounts)	2016	2015	2014	2013	2012
Cash	$22,978	$14,581	$30,343	$8,059	$13,638
Working capital (a)	31,870	15,235	29,661	3,155	8,331
Property and equipment, net	3,875	4,049	2,892	739	1,188
Total assets	48,598	34,309	47,579	9,215	15,178
Total liabilities	23,890	12,179	11,938	5,321	5,665
Total shareholders' equity (deficit)	24,708	22,130	35,641	3,894	(32,100)

(a) We define working capital as current assets less current liabilities.

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
Overview

Vericel Corporation is a leading developer of patient-specific expanded cell therapies for use in the treatment of patients with severe diseases and conditions. We currently have three U.S. Food and Drug Administration (FDA) approved autologous cell therapy products in the United States. Carticel® (autologous cultured chondrocytes), is an autologous chondrocyte implant indicated for the repair of symptomatic cartilage defects of the femoral condyle (medial, lateral or trochlea), caused by acute or repetitive trauma, in patients who have had an inadequate response to a prior arthroscopic or other surgical repair procedure (e.g., debridement, microfracture, drilling/abrasion arthroplasty, or osteochondral allograft/autograft. Carticel will eventually be replaced by MACI® (autologous cultured chondrocytes on porcine collagen membrane), an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults approved by the FDA on December 13, 2016. The first shipment and implantation of MACI occurred on January 31, 2017. We also market Epicel® (cultured epidermal autografts), a permanent skin replacement Humanitarian Use Device (HUD) for the treatment of patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (TBSA). Our development stage portfolio includes ixmyelocel-T, a patient-specific multicellular therapy for the treatment of advanced heart failure due to ischemic dilated cardiomyopathy (DCM). We completed enrolling and treating patients in our Phase 2b ixCELL-DCM study in February 2015 and on March 10, 2016 announced the trial had met its primary endpoint of reduction in clinical cardiac events and that incidence of adverse events, including serious adverse events, in patients treated with ixmyelocel-T was comparable to patients in the placebo group.

Acquisition of Sanofi’s CTRM Business

On May 30, 2014, we completed the acquisition of Sanofi’s Cell Therapy and Regenerative Medicine (CTRM) business, certain assets, including all of the outstanding equity interests of Genzyme Biosurgery ApS (now known as Vericel Denmark ApS), a wholly-owned subsidiary of Sanofi and a portfolio of patents and patent applications of Sanofi and certain of its subsidiaries and assumed certain liabilities for purposes of acquiring the portion of the CTRM business which included Carticel, MACI and Epicel (the CTRM Transaction).

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

Manufacturing

We have a cell-manufacturing facility in Cambridge, Massachusetts which is used for U.S. manufacturing and distribution of Carticel, Epicel manufacturing and also manufactured MACI for the SUMMIT study conducted for approval in Europe and the U.S. Throughout 2016, we also operated a centralized cell manufacturing facility in Ann Arbor, Michigan. The Ann Arbor facility continues to support the current open label extension portion of the ixCELL-DCM clinical trial being conducted in the United States and Canada and we believe we have sufficient capacity, with minor modifications, to supply our early commercialization requirements.

Product Portfolio

Our approved and marketed products include three approved autologous cell therapy products: Carticel (autologous cultured chondrocytes), a first-generation product for autologous chondrocyte implantation (ACI) currently marketed in the U.S., which will be replaced by MACI (autologous cultured chondrocytes on a porcine collagen membrane), a third generation autologous implant for the repair of symptomatic, full-thickness cartilage defects of the knee in adult patients and Epicel (cultured epidermal autografts), a permanent skin replacement for full thickness burns in adults and pediatrics with greater than or equal to 30% of total body surface area (TBSA) also currently marketed in the U.S. Our product candidate portfolio also includes ixmyelocel-T, a patient-specific multicellular therapy currently in development for the treatment of advanced heart failure due to ischemic dilated cardiomyopathy (DCM). We completed enrolling and treating patients in our Phase 2b ixCELL-DCM study in February 2015 and on March 10, 2016 announced the trial had met its primary endpoint of reduction in clinical cardiac events and that incidence of adverse events, including serious adverse events, in patients treated with ixmyelocel-T was comparable to patients in the placebo group.

Carticel and MACI

Carticel, a first-generation ACI product for the treatment and repair of cartilage defects in the knee, is the first FDA-approved autologous cartilage repair product.  Carticel is indicated for the repair of symptomatic cartilage defects of the femoral condyle (medial, lateral or trochlea) caused by acute or repetitive trauma, in patients who have had an inadequate response to a prior arthroscopic or other surgical repair procedure such as debridement, microfracture, drilling/abrasion arthroplasty, or osteochondral allograft/autograft.  Carticel received a Biologics License Application (BLA) approval in 1997 and is currently marketed in the U.S.  It is generally used on patients with larger lesions (greater than 3 cm2). Carticel will be replaced by MACI, which was approved on December 13, 2016 by the U.S. Food and Drug Administration. MACI is a third generation autologous implant for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. The first shipment and implantation of MACI occurred on January 31, 2017 and we plan to stop manufacturing and marketing Carticel as soon as practicable, and potentially as early as the second quarter in 2017.

In the U.S., the orthopedic physician target audience is very concentrated, with 60% of our 2016 Carticel business originating from approximately 110 physicians. Our target Carticel and MACI audience is a group of physicians who self-identify as or have the formal specialty of sports medicine physicians. We believe this target audience is approximately 450 physicians. At the end of 2016 we expanded our field force from 21 to 28 representatives. Most private payers have a medical policy that allows treatment with Carticel and we are actively working with payers to ensure reimbursement for MACI. The 15 largest payers have a formal medical policy for Carticel, representing 132 million covered lives. In the year ended December 31, 2016, net revenues were $38.9 million for Carticel.

Epicel

Epicel (cultured epidermal autografts) is a permanent skin replacement for full thickness burns greater than or equal to 30% of TBSA.  Epicel is regulated by the CBER under medical device authorities, and is the only FDA-approved autologous epidermal product available for large total surface area burns. Epicel was designated as a HUD in 1998 and an HDE application for the product was submitted in 1999.  HUDs are devices that are intended for diseases or conditions that affect fewer than 4,000 individuals annually in the United States. Under an HDE approval, a HUD cannot be sold for an amount that exceeds the cost of research and development, fabrication and distribution unless certain conditions are met. Currently, fewer than 100 patients are treated with Epicel in the U.S. each year.  In the year ended December 31, 2016, net revenues were $15.5 million for Epicel.

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

On February 18, 2016, the FDA approved our HDE supplement to revise the labeled indications of use to specifically include pediatric patients and to add pediatric labeling. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with massive burns treated with Epicel relative to standard care. Due to the change in the label to include use in pediatric patients, Epicel is no longer subject to the HDE profit restrictions. In conjunction with meeting the pediatric eligibility criteria, the FDA has determined the ADN number for Epicel is 360,400 which is approximately 50 times larger than the volume of grafts sold in 2016. We currently have a 4-person field force.

Ixmyelocel-T

Our preapproval stage portfolio includes ixmyelocel-T, a unique patient-specific multicellular therapy derived from an adult patient’s own bone marrow which utilizes our proprietary, highly automated and scalable manufacturing system. Our proprietary cell manufacturing process significantly expands the MSCs and M2-like anti-inflammatory macrophages in the patient’s bone marrow mononuclear cells while retaining many of the hematopoietic cells. These cell types are known to regulate the immune response and play a key role in tissue repair and regeneration by resolving pathologic inflammation, promoting angiogenesis, and remodeling ischemic tissue. We believe the novelty and advantage of using ixmyelocel-T is the expansion of a unique combination of cell populations, including MSCs and M2-like macrophages, which secrete a distinct combination of angiogenic and regenerative factors, and possess the ability to remain anti-inflammatory in the face of inflammatory challenge.

Our lead clinical development program for ixmyelocel-T is focused on addressing severe, chronic ischemic cardiovascular diseases. We are currently conducting the open label extension portion of the Phase 2b ixCELL-DCM study, which is a randomized, double-blind, placebo-controlled clinical trial for patients with advanced heart failure due to ischemic DCM. Ixmyelocel-T has been granted a U.S. Orphan Drug designation by the FDA for the treatment of DCM. An ixmyelocel-T investigator-initiated clinical study was conducted for the treatment of craniofacial reconstruction, and we have conducted clinical studies for the treatment of critical limb ischemia.

We completed enrolling and treating patients in our completed Phase 2b ixCELL-DCM study in February, 2015. Patients were followed for 12 months for the primary efficacy endpoint of MACE. On March 10, 2016, we announced the trial had met its primary endpoint of reduction in clinical cardiac events and that the incidence of adverse events, including serious adverse events, in patients treated with ixmyelocel-T was comparable to patients in the placebo group.  Patients are now being followed for an additional 12 months for safety. Because the trial met the primary endpoint, patients who received placebo or were randomized to ixmyelocel-T in the double-blind portion of the trial but did not receive ixmyelocel-T have been offered the option to receive ixmyelocel-T. We successfully treated the last patients in February, 2017, and the last follow-up visit will occur approximately one year later.

Given the expense required to conduct further development and our focus on growing our existing commercial products and becoming profitable, at this time we have no current plans to initiate or fund a Phase 3 trial on our own. We are assessing all strategic options, including non-dilutive sources of financing, such as a strategic partner, to fund the trial.

Results of Operations

Net Loss

Our net loss for the year ended December 31, 2016 totaled $19.6 million or $1.18 per share. The 2016 results below include a $2.6 million impairment of intangible asset charge related to the write-off of the commercial use rights primarily due to Carticel’s replacement with MACI. Our net loss for the year ended December 31, 2015 totaled $16.3 million or $0.97 per share. Results for the year ended December 31, 2014 include only seven months of operating results of the CTRM Business. The 2014 results below include restructuring charges in the U.S. and Denmark of $3.0 million of which $2.5 million were recorded in cost of product sales and $0.5 million was recorded in selling, general and administrative expenses, other expenses for our discontinued Denmark business of $0.4 million and a bargain purchase gain of approximately $3.5 million. Our net loss for the year ended December 31, 2014 totaled $19.9 million or $2.23 per share.

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net revenues	$54,383	$51,168	$28,796
Cost of product sales	28,307	26,470	17,293
Gross profit	26,076	24,698	11,503
Total operating expenses	45,321	41,369	35,037
Loss from operations	(19,245)	(16,671)	(23,534)
Other income (expense)	(321)	331	141
Bargain purchase gain	—	—	3,473
Total other income	(321)	331	3,614
Net loss	$(19,566)	$(16,340)	$(19,920)

Net Revenues

 Net revenues increased for the year ended December 31, 2016 compared to December 31, 2015 primarily due to higher average price we charge for Carticel in 2016 offset by the closure of Marrow Donation, LLC in 2015. Net revenues for the year ended December 31, 2014 reflect only seven months of results from commercial operations of the CTRM Business.

Net revenues (comprised of gross revenue from sales net of a provision for rebates and cash discounts) for the years ended December 31, 2016, 2015 and 2014 are shown below.

	Year Ended December 31,
Net revenue by product (In thousands)	2016	2015	2014
Carticel	$38,871	$35,203	$22,267
Epicel	15,512	15,242	5,989
Bone Marrow	—	714	354
MACI	—	9	186
	$54,383	$51,168	$28,796

 Seasonality. Carticel revenue is subject to seasonal fluctuations with stronger sales occurring in the fourth quarter and second quarter due to a number of factors including insurance copay limits and the time of year patients prefer to start rehabilitation. Over the last five years, the percentage of annual sales by quarter has ranged as follows: first quarter, 20% to 24%; second quarter, 24% to 26%; third quarter, 20% to 23%; and fourth quarter, 28% to 33%. During 2016, the percentage of annual sales by quarter was as follows: 24% in the first quarter; 24% in the second quarter; 20% in the third quarter; and 32% in the fourth quarter. Epicel revenue is also subject to seasonal fluctuations mostly associated with the use of heating elements during the colder months, with stronger sales occurring in the winter months of the first and fourth quarters, and weaker sales occurring in the hot summer months of the third quarter. However, in any single year, this trend can be absent due to the extreme variability inherent with Epicel’s low patient volume of fewer than 100 patients per year. Over the last five years, the percentage of annual sales by quarter has ranged as follows: first quarter, 22% to 35%; second quarter, 22% to 28%; third quarter, 17% to 24%; and fourth quarter, 23% to 30%. The variability between the same quarters in consecutive years has been as high as 11% of the annual volume. While the number of patients treated per year remains low, we expect these large swings in revenue in some quarters to continue. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Gross Profit and Gross Profit Ratio

	Year Ended December 31,
(In thousands)	2016	2015	2014
Gross profit	$26,076	$24,698	$11,503
Gross profit %	47.9%	48.3%	39.9%

Gross profit remained consistent for the year ended December 31, 2016 compared to 2015. Gross profit increased for the year ended December 31, 2015 compared to 2014 primarily due to $2.5 million of restructuring expenses recognized in 2014 as a result of the CTRM business acquired in May 2014.

Research and Development Costs

	Year Ended December 31,
(In thousands)	2016	2015	2014
Research and development costs	$15,295	$18,890	$21,263

The following table summarizes the approximate allocation of cost for our research and development projects:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Dilated Cardiomyopathy	$8,195	$8,937	$15,099
Critical Limb Ischemia	—	—	801
MACI	2,811	5,497	3,752
Carticel	2,153	2,798	1,008
Epicel	2,136	1,658	603
Total research and development expenses	$15,295	$18,890	$21,263

Research and development expenses for the year ended December 31, 2016 were $15.3 million compared to $18.9 million for the year ended December 31, 2015. The decrease was primarily due to lower expenses incurred for MACI. In 2015, $2.4 million regulatory costs were incurred for the MACI BLA submission filing fee paid to the FDA, other regulatory consulting expenses related to the MACI BLA filing and expenses incurred for the HDE supplement submission to obtain an exemption from the profit prohibition and to revise the labeled indications for use of Epicel. In addition, development expenses related to the ixCELL-DCM study for dilated cardiomyopathy decreased due to a lower population of patients who had been originally assigned to the placebo group in the double blind portion of the trial receiving ixmyelocel-T in the open label extension portion of the trial compared to those who received the treatment in 2015. Carticel research and development expenses related to process development decreased as the Company focused on the introduction of MACI. These decreases were offset by an increase in Epicel related research and development.

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

Selling, General and Administrative Costs

	Year Ended December 31,
(In thousands)	2016	2015	2014
Selling, general and administrative costs	$27,388	$22,479	$13,774
Loss on impairment of intangible asset	2,638	—	—

Selling, general and administrative expenses for the years ended December 31, 2016 and 2015 were $27.4 million and $22.5 million, respectively. The increase in selling, general and administrative expenses in 2016 is due primarily to an increase in start-up costs and reporting fees with our new reimbursement and patient support services for Carticel of $1.5 million. In addition, expenses increased due to an increase in shared facility fees of $0.8 million, technology infrastructure of $0.6 million, an increase in personnel costs of $0.5 million, professional services including legal fees of $0.3 million related to the preparation for the potential launch of MACI and an increase in bad debt expense of $0.2 million as a result of the transfer of collection risk to Vericel.

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

The loss on impairment of intangible asset is related to the write-off of the commercial use rights for certain products (primarily Carticel). Upon the approval of MACI in December 2016 and the replacement of Carticel with MACI, we determined the Carticel-related intangible asset was fully impaired as of December 31, 2016. See further detail in note 6 to the consolidated financial statements.

Other Income (Expense)

	Year Ended December 31,
(In thousands)	2016	2015	2014
(Increase) decrease in fair value of warrants	$—	$324	$(27)
Bargain purchase gain	—	—	3,473
Foreign currency translation gain (loss)	(5)	(67)	152
Interest income	8	36	24
Other income (expense)	(10)	47	(2)
Interest expense	(314)	(9)	(6)
Total other income (expense)	$(321)	$331	$3,614

The change in other income and expense for the year ended December 31, 2016 compared to 2015 is due primarily to interest expense related to the outstanding revolver and credit term loans.

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

Stock Compensation

Non-cash stock-based compensation expense included in cost of goods sold, research and development expenses and general, selling and administrative expenses is summarized in the following table:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Cost of goods sold	$427	$308	$—
Research and development	497	555	197
General, selling and administrative	1,575	1,884	642
Total non-cash stock-based compensation expense	$2,499	$2,747	$839

The decrease in stock-based compensation expense is due primarily to fluctuations in stock prices which impacts the fair value of the options awarded and the expense recognized in the period.

Adjusted Net Loss and Adjusted Net Loss Per Share

The reconciliation of reported numerator and denominator in net loss per share (GAAP) to adjusted net loss per share (non-GAAP measure) for the years ended December 31, 2016, 2015 and 2014 is below:

	Year-ended December 31,
(Amounts In thousands except per share amounts)	2016	2015	2014
Numerator:
Numerator of basic and diluted EPS	$(27,145)	$(23,076)	$(25,925)
Add: (Decrease) Increase in fair value of warrants	—	(324)	27
Add: Dividends accumulated on convertible preferred stock	7,579	6,736	6,005
Add: Loss on impairment on intangible asset	2,638	—	—
Adjusted net loss - Non-GAAP	$(16,928)	$(16,664)	$(19,893)
Denominator:
Denominator for basic and diluted EPS:
Weighted-average common shares outstanding	23,093	23,760	11,642
Add: Treasury stock	—	1,250	—
Adjusted denominator for basic and diluted EPS	23,093	25,010	11,642

Adjusted net loss per share (basic and diluted) - Non-GAAP	$(0.73)	$(0.67)	$(1.71)

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

Liquidity and Capital Resources

We are currently focused on utilizing our technology to identify, develop and commercialize innovative therapies that enable the body to repair and regenerate damaged tissues and organs to restore normal structure and function.  Since the acquisition in 2014 of the CTRM business of Sanofi, the sales of Carticel and Epicel therapies have constituted nearly all of our product sales revenues.  With the approval of MACI and planned replacement of Carticel with MACI, we expect the sales of MACI and Epicel therapies will constitute nearly all of our product sales revenues. Additionally, we are focusing significant resources to grow our CTRM business.

 We have raised significant funds in order to complete our product development programs, and complete clinical trials needed to market and commercialize our products.  To date, we have financed our operations primarily through public and private sales of our equity securities including the net proceeds of approximately $18.0 million we received from our December 2016 public offering and the availability of funds under the SVB-Mid-Cap Facility. While we believe that, based on our current cash on hand, we are in a position to sustain operations twelve months beyond March 31, 2017, if actual results differ from our projections, we may need to access additional capital.

On October 10, 2016 we entered into a Sales Agreement (Sales Agreement) with Cowen and Company, LLC, which will act as sales agent (Cowen) to sell, from time to time, our common stock, no par value per share (ATM Shares), having an aggregate sale price of up to $25.0 million, through an “at the market offering” program (ATM Offering). The ATM Shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-205336). We filed a prospectus supplement, dated October 10, 2016, with the Securities and Exchange Commission in connection with the offer and sale of the ATM Shares sold under the ATM Offering. During the year ended December 31, 2016 we raised net proceeds of $0.8 million and sold 357,856 shares. We pay up to 3% of the gross proceeds to Cowen as a commission. As of December 31, 2016, approximately $24.2 million of net capacity remained under the ATM Offering.

Our cash totaled $23.0 million at December 31, 2016. The primary uses of cash included $19.9 million for our operations and working capital requirements.  This use of funds was attributed largely by our operating loss reduced by noncash charges including a $2.6 million loss on impairment of intangible assets, $2.5 million in stock compensation expense, and $1.9 million in depreciation and amortization expense. Working capital requirements increased by $1.1 million in accounts payable primarily related to timing of payments and a $6.2 million increase in accounts receivable as a result in the increase of days sales outstanding related to the change in reimbursement and patient support service providers.

The change in cash used for investing activities is the result of material property plant and equipment purchases of $1.4 million primarily for purchases in connection with the integration of the CTRM business through December 31, 2016.

The change in cash provided from financing activities is the result of the December 2016 equity raise as well as ATM activity in 2016, all of which did not occur in the year ended December 31, 2015.

On March 8, 2016, we entered into a $15.0 million debt financing with Silicon Valley Bank (SVB) which we replaced on September 9, 2016 with an expanded term loan and revolving line of credit agreement with SVB and MidCap Financial Services, or MidCap, which together provide access to up to $20 million. The updated debt financing consists of a $4.0 million term loan which was drawn at the closing, a $4.0 million term loan which was drawn upon in November 2016, a $2.0 million term loan which became available upon the FDA's approval of the MACI BLA which must be drawn by April 12, 2017 and up to $10.0 million of a revolving line of credit. The term loans are interest only (indexed to Wall Street Journal (WSJ) Prime plus 5.00%) until September 1, 2017 followed by 36 equal monthly payments of principal plus interest maturing September 9, 2020. The revolving credit is limited to a borrowing base calculated using eligible accounts receivable and maturing September 9, 2020 with an interest rate indexed to WSJ Prime plus 1.25%. The Company is subject to various financial and nonfinancial covenants including but not limited to a monthly minimum net revenue covenant (determined in accordance with GAAP), measured on a trailing twelve month basis. This covenant was renegotiated with SVB in December 2016 and the December 31, 2016 minimum revenue covenant was changed from $56 million to $52 million. In addition, the December 31, 2017 minimum revenue covenant is set at $60 million. SVB and MidCap also have the ability to call debt based on material adverse change clauses which are subjectively determinable and result in a subjective acceleration clause. While we believe the acceleration of the due date may be reasonably possible, it is not probable and therefore, the debt is classified in current and non-current liabilities. SVB and MidCap have a shared first priority perfected security interest in all assets of the Company other than intellectual property. As of December 31, 2016, there was an outstanding balance of $8.0 million under the term loan and $2.5 million under the revolving line of credit. The remaining capacity under the revolving line of credit as of December 31, 2016 was $7.5 million and we were, and continue to be, in compliance with our financial and non-financial debt covenants. In addition, warrants were issued in conjunction with the debt agreement as discussed in note 12.

While we believe that, based on our current cash on hand and the funds available under our credit facility, the Company is in a position to sustain operations twelve months beyond March 31, 2017, if actual results differ from our projections or we pursue other strategic opportunities, we may need to access additional capital.  In addition, the Company's revenues do not meet the existing threshold set forth in the debt covenants, and the Company is unable to renegotiate those thresholds, SVB could call the debt immediately. Such events could result in the need for additional funds.  However, we may not be able to obtain financing on acceptable terms or at all.   The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders.  If the Company needs additional funds and it is unable to obtain funding on a timely basis, the Company may need to significantly curtail its operations including its research and development programs in an effort to provide sufficient funds to continue its operations, which could adversely affect its business prospects.  Actual cash requirements may differ from projections and will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, costs of possible acquisition or development of complementary business activities, the cost of product launch and market acceptance of those products and commercialization of newly approved products.

Contractual Obligations

The Company leases facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. In March 2016, the Company amended its current lease in Cambridge to, among other provisions, extend the term until February 2022. Under the amendment, the landlord will contribute approximately $2.0 million toward the cost of tenant improvements. The contribution toward the cost of tenant improvements is recorded as deferred rent on the Company's consolidated balance sheet and is amortized to the Company's consolidated statement of operations as reductions to rent expense over the lease term. As of December 31, 2016, the Company has recorded a tenant improvement of $0.9 million. In addition to the property leases, the Company also leases an offsite warehouse, various vehicles and computer equipment. See note 17 to the consolidated financial statements for further information.

Future minimum payments related to our operating, capital leases and contractual obligations are as follows:

		Payments Due by Period
Contractual Obligations	Total	2017	2018	2019	2020	2021	More than 5 Years
Operating leases	$23,835	$5,138	$4,658	$4,319	$4,413	$4,546	$761
Purchase commitments	7,770	2,268	2,268	1,434	600	600	600
Capital leases	75	43	32
Total	$31,680	$7,449	$6,958	$5,753	$5,013	$5,146	$1,361

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

Revenue Recognition and Net Product Sales—Total revenues are comprised of product sales of Carticel, Epicel, MACI, bone marrow and surgical kits.  Revenue is recognized when persuasive evidence of an arrangement exists, the goods are shipped or delivered, depending on shipping terms, title and risk of loss pass to the customer and collectability is reasonably assured. Shipping and handling costs are included as a component of revenue.

 On June 30, 2016, the Company reduced the scope of the agreement with its exclusive distributor by terminating their services with respect to a significant portion of its Carticel sales. Prior to June 30, 2016, the distributor purchased and took title to Carticel upon shipment of the product and assumed credit and collection risk. The distributor worked with the payers on behalf of patients and surgeons to ensure medical coverage and to obtain reimbursement for Carticel implantation procedures. The Company retained all responsibility for shipment of the product to the surgical suite. In addition, revenue for Carticel was recorded net of a provision for rebates and cash discounts. These rebates and cash discounts were established by the Company at the time of sale, based on historical experience adjusted to reflect known changes in the factors that impact such reserves.  For instance, the distributor of Carticel was entitled to chargeback incentives for services that are provided for based on the selling price to the end customer, under specific contractual arrangements. Cash discounts may also be granted for prompt payment.

Effective July 1, 2016, the Company transitioned to a direct sales model whereby the Company retains credit and collection risk from the end customer. The Company utilizes a new provider, Dohmen Life Science Services, LLC (DLSS), to provide patient support services but this provider does not purchase and take title to Carticel.

The Company recognizes product revenues from sales of Carticel upon delivery to patients as long as (i) there is persuasive evidence that an arrangement exists between ourselves and the customer, (ii) collectability is reasonably assured and (iii) the price is fixed or determinable. Prior authorization or confirmation of coverage level by the patient’s private insurance plan, hospital or government payer is a prerequisite to the shipment of product to a patient. The Company's net product revenues are calculated by estimating expected payments for insurance, hospital or patient payments at the time it recognizes the gross revenue. The estimates are updated as new information becomes available.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2016, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity, of comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Vericel Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2016 and 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 1 to the consolidated financial statements, the Company’s debt facility includes financial and nonfinancial covenants. If the Company is not in compliance with these covenants the debt may be called by the lender.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 13, 2017

VERICEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$22,978	$14,581
Accounts receivable (net of allowance for doubtful accounts of $225 and $68, respectively)	17,093	10,919
Inventory	3,488	1,379
Other current assets	1,164	464
Total current assets	44,723	27,343
Property and equipment, net	3,875	4,049
Intangible assets	—	2,917
Total assets	$48,598	$34,309
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,535	$7,588
Accrued expenses	4,523	3,603
Warrant liabilities	757	757
Current portion of term loan credit agreement, net of deferred costs of $110	779	—
Other	259	160
Total current liabilities	12,853	12,108
Revolving and term loan credit agreement, net of deferred costs of $293	9,318	—
Long term deferred rent	1,687	—
Other long term debt	32	71
Total liabilities	23,890	12,179
COMMITMENTS AND CONTINGENCIES (Note 17)
Shareholders’ equity:
Series A non-voting convertible preferred stock, no par value: shares authorized and reserved — 1; shares issued and outstanding — 0 and 1, respectively	—	3,150
Series B-2 voting convertible preferred stock, no par value: shares authorized and reserved — 39, shares issued and outstanding — 12	38,389	38,389
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 31,595 and 23,789, respectively	329,720	307,766
Treasury stock — 0 and 1,250 shares, respectively	—	(3,150)
Warrants	190	—
Accumulated deficit	(343,591)	(324,025)
Total shareholders’ equity	24,708	22,130
Total liabilities and shareholders’ equity	$48,598	$34,309

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Product sales, net	$54,383	$51,168	$28,796
Cost of product sales	28,307	26,470	17,293
Gross profit	26,076	24,698	11,503
Research and development	15,295	18,890	21,263
Selling, general and administrative	27,388	22,479	13,774
Loss on impairment of intangible asset	2,638	—	—
Total operating expenses	45,321	41,369	35,037
Loss from operations	(19,245)	(16,671)	(23,534)
Other income (expense):
(Increase) decrease in fair value of warrants	—	324	(27)
Bargain purchase gain	—	—	3,473
Foreign currency translation gain (loss)	(5)	(67)	152
Interest income	8	36	24
Other income (expense)	(10)	47	(2)
Interest expense	(314)	(9)	(6)
Total other income (expense)	(321)	331	3,614
Net loss	$(19,566)	$(16,340)	$(19,920)
Net loss per share attributable to common shareholders (Basic and Diluted) (see note 11)	$(1.18)	$(0.97)	$(2.23)
Weighted average number of common shares outstanding (Basic and Diluted)	23,093	23,760	11,642

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Deficit	Equity
BALANCE, DECEMBER 31, 2013	12	$38,389	4,723	$253,270	—	$—	$—	$(287,765)	$3,894
Net loss								(19,920)	(19,920)
Compensation expense related to stock options granted				839					839
Exercise of stock purchase warrants			408	2,490					2,490
Issuance of common stock, net of issuance costs of $3,167			18,655	48,409					48,409
Foreign currency translation adjustment							(71)		(71)
BALANCE, DECEMBER 31, 2014	12	$38,389	23,786	$305,008	—	$—	$(71)	$(307,685)	$35,641
Net loss								(16,340)	(16,340)
Common stock exchanged for preferred stock and held in treasury shares	1	3,150			(1,250)	(3,150)			—
Compensation expense related to stock options granted				2,747					2,747
Stock option exercises			3	11					11
Foreign currency translation adjustment							71		71
BALANCE, DECEMBER 31, 2015	13	$41,539	23,789	$307,766	(1,250)	$(3,150)	—	$(324,025)	$22,130
Net loss								(19,566)	(19,566)
Conversion of Series A preferred stock for common stock	(1)	(3,150)			1,250	3,150			—
Compensation expense related to stock options granted, net of forfeitures				2,499					2,499
Issuance of common stock, net of issuance costs of $1,653			7,538	18,868					18,868
Stock option exercises			39	120					120
Shares issued under the Employee Stock Purchase Plan			229	467					467
Issuance of warrants				190					190
BALANCE, DECEMBER 31, 2016	12	$38,389	31,595	$329,910	—	$—	$—	$(343,591)	$24,708

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(19,566)	$(16,340)	$(19,920)
Other comprehensive loss
Foreign currency translation	—	71	(71)
Comprehensive loss	$(19,566)	$(16,269)	$(19,991)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(19,566)	$(16,340)	$(19,920)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,886	1,592	752
Impairment of intangible asset	2,638	—	—
Stock compensation expense	2,499	2,747	839
Inventory provision	137	627	—
Change in fair value of warrants	—	(324)	27
Bargain purchase gain	—	—	(3,473)
Foreign currency translation loss (gain)	5	67	(152)
(Gain) loss on sale of fixed assets	—	(35)	139
Deferred rent expense	670	—	—
Write down of asset retirement obligation	—	(268)	(1,102)
Changes in operating assets and liabilities:
Inventory	(2,245)	(86)	119
Tenant improvement reimbursement	898	—	—
Accounts receivable	(6,174)	(2,728)	(8,139)
Other current assets	(701)	572	(455)
Accounts payable	(1,076)	1,726	2,773
Accrued expenses	920	(764)	3,007
Asset retirement obligation	185	(80)	—
Other non-current assets and liabilities, net	32	(52)	175
Net cash used for operating activities	(19,892)	(13,346)	(25,410)
Investing activities:
Acquisition of CTRM business, net of cash acquired	—	—	(1,450)
Expenditures for property, plant and equipment	(1,415)	(2,427)	(829)
Other	—	35	101
Net cash used for investing activities	(1,415)	(2,392)	(2,178)
Financing activities:
Net proceeds from issuance of common stock and warrants	19,455	11	49,934
Financing costs paid	(213)	—	—
Borrowings under revolving and term loan credit agreements	12,900	—	—
Payments on term loan credit agreement	(2,400)	—	—
Payments on long-term debt	(38)	(35)	(8)
Net cash provided by (used in) financing activities	29,704	(24)	49,926
Effect of exchange rate changes on cash	—	—	(54)
Net increase (decrease) in cash	8,397	(15,762)	22,284
Cash at beginning of period	14,581	30,343	8,059
Cash at end of period	$22,978	$14,581	$30,343
Supplemental cash flow information (non-cash):
Acquisition of business through promissory note	$—	$—	$2,500
Shares exchanged between common and preferred stock	(3,150)	3,150	—
Warrants exchanged for common stock	—	—	965
Additions to equipment in process included in accounts payable	18	42	199
Equipment acquired under capital lease	—	—	153
Interest paid, net of interest capitalized	226	—	—
Warrants issued in connection with debt arrangement	190	—	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

Vericel Corporation, a Michigan corporation, which was formerly known as Aastrom Biosciences, Inc. (the Company, Vericel, we, us or our), was incorporated in March 1989 and began employee-based operations in 1991. On May 30, 2014, Vericel completed the acquisition of certain assets and assumed certain liabilities of Sanofi, a French société anonyme (Sanofi), including all of the outstanding equity interests of Genzyme Biosurgery ApS (Genzyme Denmark or the Danish subsidiary) (now known as Vericel Denmark ApS), a wholly-owned subsidiary of Sanofi, and over 250 patent applications of Sanofi and certain of its subsidiaries for purposes of acquiring the portion of the cell therapy and regenerative medicine business (the CTRM Business), which researches, develops, manufactures, markets and sells the Carticel®, MACI®, and Epicel® products. The Company is a fully integrated, commercial-stage biopharmaceutical company dedicated to the identification, development and commercialization of innovative therapies that enable the body to repair and regenerate damaged tissues and organs to restore normal structure and function. Vericel has marketed products and the Company’s goal is to become the leader in cell therapy and regenerative medicine by developing, manufacturing and marketing best-in-class therapies for patients with significant unmet medical needs.

The Company operates its business primarily in the U.S. in one reportable segment — the research, product development, manufacture and distribution of patient-specific, expanded cellular therapies for use in the treatment of specific diseases.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  As of December 31, 2016, the Company has an accumulated deficit of $343.6 million and had a net loss of $19.6 million during 2016.  The Company had cash of $23.0 million as of December 31, 2016.  The Company expects that existing cash together with its SVB-MidCap facility will be sufficient to support the Company's current operations through at least March 31, 2018.  In connection with the SVB-MidCap debt facility, the Company must remain in compliance with a minimum monthly net revenue covenant (determined in accordance with GAAP), measured on a trailing twelve month basis. This covenant was renegotiated with SVB in December 2016 and the December 31, 2016 minimum revenue covenants was changed from $56 million to $52 million. In addition, the December 31, 2017 minimum revenue covenant is set at $60 million. SVB and MidCap also have the ability to call debt based on material adverse change clauses which are subjectively determinable and result in a subjective acceleration clause. If the Company's cash requirements exceed its current expectations, or if it is not in compliance with the monthly net revenue covenants or the subjective acceleration clauses are triggered under the SVB-MidCap Facility, SVB could call the debt immediately resulting in the Company needing additional funds.  The Company may seek additional funding through debt or equity financings including the at-the-market agreement in place with Cowen.  However, the Company may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders.  If the Company needs additional funds and it is unable to obtain funding on a timely basis, the Company may need to significantly curtail its operations including its research and development programs in an effort to provide sufficient funds to continue its operations, which could adversely affect its business prospects.

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

Inventory

Inventories are measured at the lower of cost or market value. Cost is calculated based upon standard-cost which approximates costs determined on the first-in, first-out method. We periodically review our inventories for excess or obsolescence and write-down obsolete or other unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by us, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. In all cases, product inventory is carried at the lower of cost or its estimated net realizable value. Amounts written down are charged to cost of sales.

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

Revenue Recognition and Net Product Sales

Total revenues are comprised of product sales of Carticel, Epicel, MACI, bone marrow and surgical kits.  Revenue is recognized when persuasive evidence of an arrangement exists, the goods are shipped or delivered and implanted, depending on shipping terms, title and risk of loss pass to the customer and collectability is reasonably assured. Shipping and handling costs are included as a component of revenue.

 On June 30, 2016, the Company terminated the agreement with its exclusive distributor for substantially all of its Carticel sales by reducing the scope of its agreement with this distributor. Prior to June 30, 2016, the distributor purchased and took title to Carticel upon shipment of the product and assumed credit and collection risk. The distributor worked with the payers on behalf of patients and surgeons to ensure medical coverage and to obtain reimbursement for Carticel implantation procedures. The Company retained all responsibility for shipment of the product to the surgical suite. In addition, revenue for Carticel was recorded net of a provision for rebates and cash discounts. These rebates and cash discounts were established by the Company at the time of sale, based on historical experience adjusted to reflect known changes in the factors that impact such reserves.  For instance, the distributor of Carticel was entitled to chargeback incentives for services that are provided for based on the selling price to the end customer, under specific contractual arrangements. Cash discounts may also be granted for prompt payment.

Effective July 1, 2016, the Company transitioned to a direct sales model whereby the Company retains credit and collection risk from the end customer. The Company utilizes a new provider, Dohmen Life Science Services, LLC (DLSS), to provide patient support services but this provider does not purchase and take title to Carticel.

The Company recognizes product revenues from sales of Carticel upon implantation as long as (i) there is persuasive evidence that an arrangement exists between ourselves and the customer, (ii) collectability is reasonably assured and (iii) the price is fixed or determinable. Prior authorization or confirmation of coverage level by the patient’s private insurance plan, hospital or government payer is a prerequisite to the shipment of product to a patient. The Company's net product revenues are calculated by estimating expected payments for insurance, hospital or patient payments at the time it recognizes the gross revenue.

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

Warrants

Warrants that could be cash settled or have anti-dilution price protection provisions are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in our statement of operations in each subsequent period.  Warrants that meet the requirements for equity classification are recorded at fair value with no subsequent remeasurement. In general, warrants are measured using the Black-Scholes valuation model.  The methodology is based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions.  The assumptions used in calculating the estimated fair value of the warrants represent our best estimates; however, these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and different assumptions are used, the warrant liability for those warrants that could be cash settled or have anti-dilution price protection provisions, the change in estimated fair value could be materially different.

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

Going Concern Assessment

The FASB has issued authoritative guidance for management on how to assess whether substantial doubt exists regarding an entity’s ability to continue as a going concern and guidance on how to prepare related footnote disclosures. The guidance will require management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern for one year from the date the financial statements are issued. The Company has adopted the new guidance for the period ended December 31, 2016. Refer to Note 1 for further discussion.

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

The intangible assets acquired represent commercial use rights for certain products acquired in the transaction. The fair value of $3.4 million was determined using the income approach based on projected cash flows attributed to the commercial rights. In 2016, the Company recorded an impairment related to write-off of the commercial use rights. Upon the approval of MACI in December 2016 and the expected replacement of Carticel with MACI, it was determined the fair value of the Carticel related intangible asset was fully impaired as of December 31, 2016.

Pro forma Financial Information

The following pro forma condensed combined information for the year ended December 31, 2014 is presented as if the acquisition of the CTRM Business had occurred on January 1, 2013.

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

Year Ended December 31,
(in thousands)	2014
Pro forma revenue	$44,906
Pro forma net loss	(30,115)
Pro forma net loss per share - basic and diluted	(3.10)

5. Restructuring

Acquisition Restructuring

In June 2014, the Company discontinued manufacturing MACI in Denmark and temporarily suspended sales of MACI in Europe.  Furthermore, the Company eliminated approximately 80 full time employee positions, which represented approximately 30% of the Company’s current total workforce. As a result, the Company recorded a restructuring charge of $3.0 million for the year ended December 31, 2014, related to the operations in the United States and Denmark, primarily representing cash payments for severance and other personnel-related expenses.  Of the total restructuring charge, $2.5 million was recorded in cost of product sales, and $0.5 million was recorded in selling, general and administrative expenses. There was no restructuring reserve as of December 31, 2015 or 2016 as a result of cash payments made for severance and other personnel-related expenses.

R&D Restructuring

Given the expense required to conduct further development and the Company's focus on growing its existing commercial products and becoming profitable, at this time, the Company does not have current plans to initiate or fund a Phase 3 trial related to the ixCELL-DCM study on its own. As a result of no current need to manufacture ixmyelocel-T at the Ann Arbor facility, the Company recorded an asset retirement obligation of $0.2 million related to the suspension of operations in the Ann Arbor cleanroom facility and recorded a severance accrual of $0.1 million in research and development expenses related to this suspension as of December 31, 2016.

6. Selected Balance Sheet Components

Inventory as of December 31, 2016 and 2015:

(In thousands)	2016	2015
Raw materials	$3,214	$1,228
Work-in-process	257	131
Finished goods	17	20
Inventory	$3,488	$1,379

Property and Equipment, net as of December 31, 2016 and 2015:

(In thousands)	2016	2015
Machinery and equipment	$3,150	$3,280
Furniture, fixtures and office equipment	931	931
Computer equipment and software	3,147	2,662
Leasehold improvements	3,332	2,393
Construction in process	408	421
	10,968	9,687
Less accumulated depreciation	(7,093)	(5,638)
Property and Equipment	$3,875	$4,049

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 were $1.6 million, $1.3 million, and $0.8 million, respectively.

Intangible assets, net as of December 31, 2016 and 2015:

(In thousands)	2016	2015
Commercial rights	$—	$3,360
Less accumulated amortization	—	(443)
Intangible assets	$—	$2,917

Upon the approval of MACI in December 2016 and the replacement of Carticel with MACI, it was determined that the Carticel commercial rights intangible asset was fully impaired as of December 31, 2016. The value of the intangible assets was determined using the income approach based on projected cash flows attributed to the commercial rights. Amortization expense was $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Accrued Expenses as of December 31, 2016 and 2015:

(In thousands)	2016	2015
Bonus	$2,433	$1,956
Employee related accruals	1,668	1,341
Accrued expenses	422	75
Other	—	231
Accrued expenses	$4,523	$3,603

7.	Debt

On March 8, 2016, the Company entered into a $15.0 million debt financing with Silicon Valley Bank (SVB) which on September 9, 2016, was replaced by an expanded term loan and revolving line of credit agreement with SVB and MidCap Financial Services, or MidCap, which together provide access to up to $20.0 million. The updated debt financing consists of a $4.0 million term loan which was drawn at the closing, a $4.0 million term loan which was drawn upon in November 2016, a $2.0 million term loan which became available upon the FDA's approval of the MACI BLA and which must be drawn by April 12, 2017, and up to $10.0 million of a revolving line of credit. The term loans are interest only (indexed to Wall Street Journal (WSJ) Prime plus 5.00%) until September 1, 2017 followed by 36 equal monthly payments of principal plus interest maturing September 9, 2020. The revolving credit is limited to a borrowing base calculated using eligible accounts receivable and maturing September 9, 2020 with an interest rate indexed to WSJ Prime plus 1.25%. The Company is subject to various financial and nonfinancial covenants including but not limited to a monthly minimum net revenue covenant (determined in accordance with GAAP), measured on a trailing twelve month basis. This covenant was renegotiated with SVB in December 2016 and the December 31, 2016 minimum revenue covenant was changed from $56 million to $52 million. In addition, the December 31, 2017 minimum revenue covenant is set at $60 million. SVB and MidCap have the ability to call debt based on material adverse change clauses which are subjectively determinable and result in a subjective acceleration clause. SVB and MidCap have a shared first priority perfected security interest in all assets of the Company other than intellectual property. As of December 31, 2016, there was an outstanding balance of $8.0 million under the term loan and $2.5 million under the revolving line of credit. The weighted average interest rate on the outstanding term and revolving credit loans as of December 31, 2016 was 7.7%. The remaining capacity under the revolving line of credit as of December 31, 2016 was $7.5 million and we were, and continue to be, in compliance with our financial and non-financial debt covenants. The net revenue financial covenant was updated in an amendment to the credit agreement with SVB and MidCap in December 2016 In addition, warrants were issued in conjunction with the debt agreement as discussed in note 12.

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

8.     Stock-Based Compensation

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

As of December 31, 2016, there were 1,090,645 shares available for future grant under the 2009 Plan.

Employee Stock Purchase Plan

Employees are able to purchase stock under the Vericel Corporation Employee Stock Purchase Plan (ESPP), which was implemented effective October 1, 2015. The ESPP allows for the issuance of an aggregate of 1,000,000 shares of common stock. Participation in this plan is available to substantially all employees. The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. In January 2017, employees purchased 34,392 shares resulting in proceeds from the sale of common stock of $0.1 million under the ESPP for the first offering period. The total share-based compensation expense for the ESPP for the year ended December 31, 2016 was approximately $0.2 million.

Service-Based Stock Options

During the year ended December 31, 2016, the Company granted 1,110,530 service-based options to purchase common stock.  The exercise price of the options is the fair market value per share of common stock on the grant date, generally vest over four years (other than 90,000 non-employee options which vest over one year) and have a term of ten years.  The weighted average grant-date fair value of service-based options granted during the years ended December 31, 2016, 2015, and 2014 was $2.15, $2.22 and $2.85, respectively.

The net compensation costs recorded for the service-based stock options related to employees and directors (including the impact of the forfeitures) for the years ended December 31, 2016, 2015, and 2014 were $2.3 million, $2.7 million and $0.8 million, respectively.

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

Year Ended December 31,
Service-Based Stock Options	2016	2015	2014
Expected dividend rate	—%	—%	—%
Expected stock price volatility	78.7 – 92.2%	77.4 – 88.1%	82.4 – 88.2%
Risk-free interest rate	1.1 – 2.1%	1.5 – 2.0%	1.7 – 2.2%
Expected life (years)	5.5 – 6.3	5.5 – 6.3	5.5 – 6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	477,530	$21.74	8.0	$—
Granted	2,216,600	$3.11
Exercised	(3,566)	$3.02		$1,000
Expired	(17,791)	$40.02
Forfeited	(149,373)	$3.35
Outstanding at December 31, 2015	2,523,400	$36.43	8.7	$5,000
Granted	1,110,530	$3.01
Exercised	(39,231)	$3.06
Expired	(85,700)	$35.76
Forfeited	(153,307)	$3.61
Outstanding at December 31, 2016	3,355,692	$4.66	8.2	$610
Exercisable at December 31, 2016	1,339,675	$6.99		$106

As of December 31, 2016 there was approximately $2.4 million, of total unrecognized compensation cost related to non-vested service-based stock options granted under the 2009 Plan and the Prior Plans.  That cost is expected to be recognized over a weighted-average period of 2.8 years.

The total fair value of stock options vested for the years ended December 31, 2016, 2015, and 2014 was $2.2 million, $1.7 million and $1.5 million, respectively.

9.     Shareholders’ Equity

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

2014 Stock Purchase Agreement

On January 21, 2014, the Company entered into a purchase agreement (Purchase Agreement), together with a registration rights agreement, for the sale of up to $15.0 million of shares of its common stock to Lincoln Park, subject to certain limitations, from time to time over a 30-month period, which began on April 3, 2014 and ended on October 3, 2016. The Company may direct Lincoln Park, at its sole discretion, to purchase up to 50,000 shares of common stock in regular purchases, increasing to amounts of up to 100,000 shares depending upon the closing sale price of the common stock.  In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock equals or exceeds $3.00 per share. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 10 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the floor price of $2.50, subject to adjustment.  The Company controls the timing and amount of any sales of common stock to Lincoln Park. The Company’s sales of shares of common stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock. As of December 31, 2016, the Company issued 985,499 shares of common  stock to Lincoln Park and raised gross proceeds of $3.9 million.

At-the-Market Sales Agreement

On October 10, 2016, we entered into our ATM with Cowen, pursuant to which we may sell shares of our common stock through Cowen and Company, LLC (Cowen), as sales agent, in registered transactions from our shelf registration statement filed in June 2015, for aggregate proceeds of up to $25.0 million.  Shares of common stock sold under the ATM are to be sold at market prices.  We will pay up to 3% of the gross proceeds to Cowen as a commission. 357,856 shares of common stock have been sold to date under the ATM for net proceeds of $0.8 million and as of December 31, 2016 had remaining capacity of approximately $24.2 million.

2016 Public Equity Offering

On December 21, 2016, the Company closed on a public equity offering whereby it sold 7,130,000 shares of common stock at an offering price of $2.75 per share.  The proceeds of $18.0 million, net of $1.4 million of underwriters’ discount and $0.2 million of issuance costs consisting primarily of legal and accounting fees, were recorded as a common stock issuance.

Treasury Stock

On December 23, 2015 Stonepine Capital, LLC (Stonepine) exchanged 1,250,000 shares of the Company's common stock held by Stonepine for 1,250 shares of Series A Convertible Preferred Stock (Preferred Stock). The common stock that was transferred from Stonepine to the Company during the share exchange was reserved as treasury shares. The value transferred to Series A Convertible Preferred Stock of $3.2 million which was equal to the fair market value of the common stock as of December 23, 2015. On November 22, 2016, Stonepine converted the Preferred Stock for 1,250,000 shares of the Company's common stock.

Dividends

 No cash dividends have been declared or paid by the Company since its inception.

10. Preferred Stock

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

Series B Convertible Preferred Stock

On March 9, 2012, the Company completed the sale of 12,308 shares of Series B-1 Non-Voting Convertible Preferred Stock (Series B-1 preferred stock) at an offering price of $3,250 per share.  In addition to the Series B-1 preferred stock, which was issued at the closing, the Company also authorized Series B-2 Voting Convertible preferred Stock (Series B-2 preferred stock).  The Series B-1 preferred stock and Series B-2 preferred stock collectively are referred to as the Series B preferred stock.  The Series B preferred stock is convertible, at the option of the holder thereof at any time after the five year anniversary of the closing of the offering, into shares of common stock at a conversion price of $3.25 per share of common stock, at a conversion ratio of one share of preferred stock for fifty shares of common stock.  At any time after the five year anniversary of issuance, the Company may elect to convert any or all outstanding shares of Series B preferred stock into shares of common stock, subject to certain limitations.  Dividends on the Series B preferred stock will be cumulative and compound daily, at a rate of 11.5% per annum, payable upon conversion, liquidation, redemption or other similar events, and payable in cash or Series B-1 preferred stock until the five year anniversary of issuance.  As of December 31, 2016, there are 455,308 accumulated but undeclared Series B-1 dividends.  Unless prohibited by Michigan law governing distributions to shareholders, the Series B-1 preferred stock shall be redeemable at the option of holder of the Series B-1 preferred stock commencing at any time after the five years anniversary of issuance, liquidation, winding up, dissolution or other similar events, subject to certain terms and limitations. On March 9, 2017 all shares of the Series B preferred stock were converted to common stock. See note 18 for further discussion.

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

On August 12, 2013, the Company amended the Series B preferred stock agreement to remove the cash redemption provision, modify the liquidation preferences for the Series B-2 preferred stock and to increase the redemption price for the Series B-1 preferred stock.  The redemption price, prior to the five year anniversary, was equal to $7,430 multiplied by the number of Series B-1 preferred shares redeemed minus the Company’s closing stock price multiplied by the number of common shares into which the outstanding Series B-2 preferred stock are convertible.  The redemption price, after the five year anniversary, was the amount equal to the greater of the Series B offering price plus accrued dividends or the conversion value in common stock.  As a result of the amendment to the agreement, the total amount of $38.4 million Series B preferred stock was reclassified from mezzanine into shareholders’ equity.

Series A Convertible Preferred Stock

On December 18, 2015, Vericel entered into a Securities Exchange Agreement (Exchange Agreement) with Stonepine pursuant to which Stonepine exchanged an aggregate of 1,250,000 shares of its common stock held by Stonepine for 1,250 shares of the Company’s Series A Non-Voting Convertible Preferred Stock (the Exchange). The Exchange closed on December 23, 2015. In connection with the Exchange, the Company designated 1,250 shares of its authorized and unissued preferred stock as Series A

Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into 1,000 shares of its common stock at any time at the holder’s option. On November 22, 2016, Stonepine converted the Preferred Stock for 1,250,000 shares of the Company's common stock.

11.  Net Loss Per Common Share

The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2016	2015	2014
Numerator:
Net loss	$(19,566)	$(16,340)	$(19,920)
Less: earnings attributable to convertible preferred stock	7,579	6,736	6,005
Numerator of basic and diluted EPS	$(27,145)	$(23,076)	$(25,925)
Denominator:
Denominator for basic and diluted EPS: weighted-average common shares outstanding	23,093	23,760	11,642
Net loss per share attributable to common shareholders (basic and diluted)	$(1.18)	$(0.97)	$(2.23)

Common equivalent shares and treasury stock are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options, warrants, preferred stock and treasury stock) that have been excluded from the computations of diluted net loss per common share for the years ended December 31, 2016, 2015 and 2014 was 5.3 million, 6.7 million and 2.3 million, respectively.

12.  Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings and in September 2016 the Company issued warrants in connection with the updated debt agreement (September 2016 Warrants) discussed in note7.  The warrants issued in August 2013 (August 2013 Warrants) include anti-dilution price protection provisions that could require cash settlement of the warrants and accordingly requiring the warrants to be recorded as liabilities of the Company at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as income or expense (non-cash) in the Company’s statement of operations in each subsequent period. The September 2016 Warrants meet the requirements for equity classification. The following table describes the outstanding warrants:

	August 2013 Warrants	September 2016 Warrants
Exercise price	$4.80	$2.48
Expiration date	August 16, 2018	September 9, 2022
Total shares issuable on exercise	724,950	117,074

On September 9, 2016, the Company issued 117,074 warrants to two holders in conjunction with the loan agreement described in note 7. The initial valuation of the September 2016 Warrants was recorded as debt issuance costs and is being amortized over the remaining life of the loan agreement to interest expense. The September 2016 Warrants are treated as equity instruments recorded at fair value with no subsequent remeasurement. Pursuant to the warrants, the holders may exercise their warrants for an aggregate of 117,074 shares of the Company’s common stock.

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

The assumptions used by the Company are summarized in the following table:

August 2013 Warrants	December 31, 2016	December 31, 2015
Closing stock price	$3.00	$2.58
Expected dividend yield	—%	—%
Expected stock price volatility	97.9%	91.4%
Risk-free interest rate	1.03%	1.31%
Expected life (years)	1.62	2.63

September 2016 Warrants	September 9, 2016
Closing stock price	$2.20
Expected dividend rate	—%
Expected stock price volatility	89.8%
Risk-free interest rate	1.4%
Expected life (years)	6.00

13. Fair Value Measurements

The Company’s fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2016				December 31, 2015
	Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$757	$—	$757	$—	$757	$—	$757	$—

The fair values of the warrants are measured using the Black-Scholes valuation model. See Note 12 for further discussion of the significant observable inputs use to measure the warrant liabilities.

The following table summarizes the change in the estimated fair value of the Company’s warrant liabilities:

Warrant Liabilities (In thousands)
Balance at December 31, 2014	$1,081
Warrant exercises	—
Decrease in fair value	(324)
Balance at December 31, 2015	757
Change in fair value	—
Balance at December 31, 2016	$757

14.  Income Taxes

Income (loss) before income taxes for U.S and non-U.S operations was as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. loss	$(19,302)	$(16,235)	$(18,078)
Non U.S. loss	(264)	(105)	(1,842)
	$(19,566)	$(16,340)	$(19,920)

A reconciliation of income taxes computed using the federal statutory rate to the taxes reported in the consolidated statements of operations is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Loss before income taxes	$(19,566)	$(16,340)	$(19,920)
Federal statutory rate	34%	34%	34%
Taxes computed at federal statutory rate	(6,652)	(5,556)	(6,773)
State taxes (net of federal benefit)	(1,016)	(392)	(463)
Warrants	—	(118)	(10)
Nondeductible stock compensation	549	543	48
State Rate Change	(614)	—	—
Michigan NOL benefit	—	—	—
Net operating loss expirations	—	—	655
Write-off of Section 382 limited NOL’s	—	—	67,781
Write-off of Section 383 limited R&D credits	—	—	1,600
Other	56	57	352
Adjustment to prior year filed returns	—	(5,203)	—
Change in valuation allowance	7,677	10,669	(63,190)
Reported income taxes	$—	$—	$—

Deferred tax assets consist of the following:

	Year Ended December 31,
(In thousands)	2016	2015
Net operating loss carryforwards	$10,343	$13,998
Employee benefits and stock compensation	2,896	2,485
Research and development costs	13,659	4,903
Fixed assets	700	453
Intangible assets	—	(477)
Inventory reserve	1,898	510
Other, net	196	143
Total deferred tax assets	29,692	22,015
Valuation allowance	(29,692)	(22,015)
Net deferred tax assets	$—	$—

In 2014, the Company underwent a change in control as defined by Section 382 of the Internal Revenue Code.  A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period.  This change in control resulted in substantial limitations being placed on certain tax attributes including net operating losses and tax credit carryforwards.  The limitations are computed based upon several variable factors including the value of the Company on the date of the change in control.  The projected annual limitation on the use of the net operating losses that existed prior to September 17, 2014 is $0.8 million.  As a result, a significant portion of the net operating losses and tax credit carryforwards will expire prior to their utilization, regardless of the level of future profitability.  Accordingly, the Company reduced its net operating losses and tax credit carryforwards in 2014 (with a corresponding adjustment to the valuation allowance) to reflect the amount available to offset future profits. There was not a change of control in 2015 or 2016.

As of December 31, 2016, the Company’s U.S. federal, and state tax net operating loss carryforwards available to offset future profits, after considering the aforementioned annual Section 382 limit, are $28.6 million and $11.5 million, respectively.  These net operating loss carryforwards will expire between 2017 and 2036.

In accordance with the accounting guidance for income taxes, the Company estimated whether recoverability of its deferred tax assets is “more likely than not,” based on forecasts of taxable income in the related tax jurisdictions.  In this estimate, the Company uses historical results, projected future operating results based upon approved business plans, eligible carry forward periods, tax planning opportunities and other relevant considerations.  Based on these factors, including historical losses incurred by the Company, a full valuation allowance for the deferred tax assets, including the deferred tax assets for the aforementioned net operating losses and credits, has been provided since they are not more likely than not to be realized.  If the Company achieves profitability, these deferred tax assets may be available to offset future income taxes. The change in the valuation allowance was an increase of $7.7 million and $10.7 million for the years ended December 31, 2016 and 2015, respectively.

The Company assesses uncertain tax positions in accordance with the guidance for accounting for uncertain tax positions.  This pronouncement prescribes a recognition threshold and measurement methodology for recording within the financial statements uncertain tax positions taken, or expected to be taken, in the Company’s income tax returns.  To the extent the uncertain tax positions do not meet the “more likely than not” threshold, the Company has derecognized such positions. To the extent the uncertain tax positions meet the “more likely than not” threshold, the Company has measured and recorded the highest probable benefit, and have established appropriate reserves for benefits that exceed the amount likely to be sustained upon examination. The Company currently has not recorded any uncertain tax positions and does not anticipate that the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files U.S. federal, Alabama, California, Colorado, Illinois, Massachusetts, Michigan, New Jersey, Tennessee and Texas income tax returns. Due to the Company’s net operating loss carryforwards, Federal income tax returns from incorporation are still subject to examination. Michigan tax returns for the year ended December 31, 2012 and forward are subject to examination. Massachusetts tax returns for the year ended December 31, 2014 and forward are subject to examination.

15. Employee Savings Plan

The Company has a 401(k) savings plan that allows participating employees to contribute a portion of their salary, subject to annual limits and minimum qualifications.  The Board may, at its sole discretion, approve Company matching contributions to the plan.  The Company made contributions of $0.6 million, $0.5 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

16. Concentration of Credit

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

Revenue from one customer, a distributor in the U.S., represented 31% and 66% of total revenue during the years ended December 31, 2016 and 2015, respectively. Accounts receivable from the same customer accounted for 1% and 76% of the outstanding accounts receivable as of  December 31, 2016 and 2015, respectively. The next largest customer represented 11% and 12% of revenue for the year ended December 31, 2016 and 2015, respectively. Accounts receivable from the next largest customer accounted for 5% and 8% of the outstanding accounts receivable as of December 31, 2016 and 2015, respectively.

17. Commitments and Contingencies

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

RealBio Technologies — In May 2009, the Company entered into an agreement with RealBio Technologies, Inc. (RealBio) that granted RealBio an exclusive license to utilize our technology outside of the Company’s core area of focus - human regenerative medicine. In return for this license, the Company received a minority equity interest in RealBio, which was not material as of December 31, 2016 or 2015. The Company received a plan of complete liquidation, dissolution and termination of the existence of RealBio under which RealBio was to be liquidated no later than November 30, 2016. The Company entered into a license assignment, assumption, amendment and consent agreement as of January 23, 2017 pursuant to which RealBio’s license was transferred to RealBio Holdings LLC and amended to add royalties on future sales of licensed products.

Matricel — In October 2015, the Company signed a long-term supply agreement with Matricel GmbH for the ACI-Maix collagen membrane used in the manufacture of MACI™. Matricel supplied ACI-Maix membranes used in the production of MACI when it was previously marketed outside the U.S. by Genzyme Corporation, a Sanofi company. Under the agreement, the Company has committed to purchase annually approximately $0.6 million per year. The agreement is effective until December 31, 2022 and contains a 5-year renewal option by the Company and an additional 5-year automatic renewal, unless otherwise terminated.

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

Contractual Obligations

The Company leases facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. In March 2016, the Company amended its current lease in Cambridge to extend the terms until February 2022. Under the amendment, the landlord will contribute approximately $2.0 million toward the cost of tenant improvements. The contribution toward the cost of tenant improvements is recorded as deferred rent on the Company's consolidated balance sheet and is amortized to our consolidated statement of operations as reductions to rent expense over the lease term. As of December 31, 2016, the Company has recorded a tenant improvement of $0.9 million. In addition to the property leases, the Company also leases an offsite warehouse, various vehicles and computer equipment.

Future minimum payments related to Vericel’s operating and capital leases are as follows:

		Payments Due by Period
Contractual Obligations	Total	2017	2018	2019	2020	2021	More than 5 Years
Operating leases	$23,835	$5,138	$4,658	$4,319	$4,413	$4,546	$761
Purchase commitments	7,770	2,268	2,268	1,434	600	600	600
Capital leases	75	43	32
Total	$31,680	$7,449	$6,958	$5,753	$5,013	$5,146	$1,361

Rent expense for the years ended December 31, 2016, 2015 and 2014, was $4.8 million, $4.9 million and $2.5 million, respectively.

18. Subsequent Events

On February 10, 2017, the Company sent notice to Eastern Capital Limited (Eastern), an existing holder of shares of the Company’s Series B-1 Non-Voting Convertible Preferred Stock or Series B-2 Voting Convertible Preferred Stock (Preferred Stock), informing Eastern of the Company's election to convert all 12,308 of the outstanding shares of Preferred Stock held by Eastern, plus 9,570 shares of Preferred Stock in accumulated but undeclared dividends thereon, into 1,093,892 shares of the Company's common stock pursuant to the terms of the Amended and Restated Certificate of Designations, Preferences and Rights of Series B-1 Non-Voting Preferred Stock and Series B-2 Voting Preferred Stock of the Company (Mandatory Conversion). After the Mandatory Conversion on March 9, 2017, no shares of Preferred Stock of the Company will remain outstanding.

19. Supplementary Quarterly Financial Information (unaudited)
Quarterly earnings per share amounts may not sum to the totals for each of the years, since quarterly computations are based on weighted average common shares outstanding during each quarter.

In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2016
Revenues	$14,108	$12,823	$10,929	$16,523	$54,383
Gross profit	7,548	5,523	4,073	8,932	26,076
Loss from operations	(1,992)	(4,984)	(6,380)	(5,889)	(19,245)
Net loss	(3,650)	(3,044)	(6,675)	(6,197)	(19,566)
Net loss per share (Basic and Diluted)	(0.24)	(0.22)	(0.38)	(0.34)	(1.18)
2015
Revenues	$10,849	$13,590	$11,309	$15,420	$51,168
Gross profit (loss)	5,281	6,689	4,537	8,191	24,698
Loss from operations	(4,572)	(2,265)	(4,877)	(4,957)	(16,671)
Net loss	(4,862)	(2,152)	(4,416)	(4,910)	(16,340)
Net loss per share (Basic and Diluted)	(0.27)	(0.16)	(0.26)	(0.28)	(0.97)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 There are none to report.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its certifying officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of December 31, 2016, our Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management concluded our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this form 10-K.

The Remediation of Material Weakness

Management, with the input, oversight and support of our audit committee, has completed the following steps, which assisted us in remediating the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 25, 2015.

1) We removed the inappropriate permissions. Information Technology staff responsible for the maintenance of Active Directory Group assignments made changes to the Controller’s permissions and by January 21, 2016, the Controller’s permissions were corrected to remove the incompatible access.

2)
Enabled a reporting functionality that provided an audit trail for journal entries, module access and other relevant user actions.  The audit trail includes a new report which captures journal entries that originate in the general ledger together with the user that initiated each journal entry, the user that changed each journal entry, and the user that posted each journal entry in the ERP to monitor appropriate segregation of duties.  An additional new report is generated and used as an audit trail to list all user access changes and new user provisioning to identify, monitor and review, and approve changes to any user’s access within Great Plains.

3)     Reviewed remaining conflicts and permissions and documented the appropriate control that effectively mitigates the risk associated with the conflicts and/or permissions.

In the fourth quarter of 2016, we completed our remediation activities by testing the design and operating effectiveness of the enhanced and newly implemented controls and found them to be effective. As a result, we have concluded that the material weakness related to the design of controls to mitigate segregation of duties conflicts in our financial management/ERP software have been remediated as of December 31, 2016.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2016, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K, and is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2017 Annual Meeting of Shareholders scheduled for May 3, 2017.

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
3. Exhibits:
See Exhibit Index.

Item 16. Form 10-K Summary

This Annual Report on Form 10-K does not include a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2017
Vericel Corporation

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on behalf of the registrant on March 13, 2017 by the following persons in the capacities indicated.

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

3.6**
Certificate of Designations, Preferences and Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference as Exhibit 3.7 to the Company's Annual Report on Form 10-K, filed March 14, 2016).

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

10.4 #	2004 Equity Incentive Plan, attached as Exhibit 10.82 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, incorporated herein by reference.

Exhibit No.	Description
10.5 #
Form of Option and Restricted Stock Award Agreements for Grants under 2004 Equity Incentive Plan, attached as Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, incorporated herein by reference.

10.6
Amendment dated December 5, 2002 to License Agreement with the University of Michigan, attached as Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, incorporated herein by reference.

10.7 #	2004 Equity Incentive Plan, as amended, attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 8, 2006, incorporated herein by reference.

10.8 #
Forms of Grant Notice and Stock Option Agreement for Grants under 2004 Equity Incentive Plan, as amended, attached as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 8, 2006, incorporated herein by reference.

10.9	Form of Purchase Agreement, attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 16, 2007, incorporated herein by reference.

10.10	Form of Warrant, attached as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 16, 2007, incorporated herein by reference.

10.11
Standard Lease between the Company and Domino’s Farms Office Park, L.L.C. dated January 31, 2007, as amended, (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.12
Class A Warrant Agreement, dated as of January 21, 2010, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2010).

10.13
Class B Warrant Agreement, dated as of January 21, 2010, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2010).

10.14 #
Form of Indemnification Agreement entered into between the Company and each of its directors, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2010, incorporated herein by reference.

10.15	Amended Code of Business Conduct and Ethics, attached as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on August 31, 2010, incorporated herein by reference.

10.16
Warrant agreement, dated as of December 15, 2010, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2010).

10.17 #	Senior Executive Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 25, 2011).

10.18
Master Services Agreement by and between the Company and PPD, made and entered into as of September 23, 2011 (the “Master Services Agreement”) (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.19
Project Addendum to the Master Services Agreement, dated as of November 16, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC November 22, 2011).

Exhibit No.	Description

10.20
Registration Rights Agreement, dated March 9, 2012, between the Company and Eastern Capital Limited, attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 9, 2012, incorporated herein by reference.

10.21
Securities Purchase Agreement, dated as of March 9, 2012, by and between the Company and Eastern Capital Limited (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2012).

10.22 #
Employment Agreement, dated as of April 3, 2013, by and between the Company and Daniel R. Orlando (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 9, 2013).

10.23	Form of Warrant Exchange Agreement, dated June 27, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed on June 27, 2012).

10.24 #
Executive Employment Agreement, executed March 4, 2013 and effective March 1, 2013, by and between the Company and Dominick C. Colangelo (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed on March 9, 2013).

10.25	Form of Warrant Exercise Agreement, dated September 24, 2013 (incorporated herein by reference to Exhibit 10 to the Company’s Report on Form 8-K, filed on September 27, 2013).

10.26
Purchase Agreement, dated as of January 21, 2014, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014).

10.27
Registration Rights Agreement, dated as of January 21, 2014, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2014).

10.28
Asset Purchase Agreement, dated as of April 19, 2014, by and between the Company and Sanofi (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 2, 2014).

10.29
Transition Services Agreement, dated as of May 30, 2014, by and between the Company and Genzyme Corporation, as amended (incorporated herein by reference as Exhibit 10.46 to the Company's Annual Report on Form 10-K, filed March 14, 2016).

10.30
Transition Supply Agreement, dated as of May 30, 2014, by and between the Company and Genzyme Corporation, as amended (incorporated herein by reference as Exhibit 10.46 to the Company's Annual Report on Form 10-K, filed March 14, 2016).

10.31	Form of Warrant Exercise Agreement, dated July 9, 2014 (incorporated herein by reference to Exhibit 10 to the Company’s Report on Form 8-K, filed on July 11, 2014).

10.32 #
Employment Agreement, dated September 25, 2014, by and between the Company and David Recker (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 25, 2014).

10.33 #
Second Amended and Restated 2009 Omnibus Incentive Plan (previously filed as Appendix II to the Company’s definitive proxy statement on Schedule 14A, filed on October 21, 2014 and incorporated herein by reference).

Exhibit No.	Description
10.34 #
Employment Agreement, dated November 6, 2014, by and between the Company and Gerard Michel (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2014).

10.35 #	Amended and Restated Non-employee Director Compensation Guidelines.

10.36
Securities Exchange Agreement, dated December 18, 2015, by and between the Company and Stonepine Capital, LP (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2015).

10.37
Lease Agreement, dated November 30, 2005, by and between the Company and Up 64 Sidney Street, LLC, as amended (incorporated herein by reference as Exhibit 10.46 to the Company's Annual Report on Form 10-K, filed March 14, 2016).
.

10.38
Lease Agreement, dated January 23, 2008, by and between the Company and Up 64 Sidney Street, LLC, as amended (incorporated herein by reference as Exhibit 10.46 to the Company's Annual Report on Form 10-K, filed March 14, 2016).

10.39*
ACI-Maix Supply Agreement, dated October 20, 2015, by and between the Company and Matricel GmbH (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed on November 11, 2015).

10.40
Vericel Corporation 2015 Employee Stock Purchase Plan (incorporated herein by reference to Appendix I of the Company’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2014, filed on March 25, 2015).

10.41
Third Amendment to Standard Lease between the Company and Domino's Farms Office Park, L.L.C., dated March 2, 2015 (incorporated herein by reference as Exhibit 10.63 to the Company's Annual Report on Form 10-K, filed March 14, 2016).

10.42
Loan and Security Agreement, dated March 8, 2016 between the Company, as borrower, and Silicon Valley Bank, as lender (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2016).

10.43 #
Services Agreement, dated April 5, 2016 between the Company and Dohmen Life Science Services, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016).

10.44 #
Amended and Restated Contract Manufacturing and Supply Agreement, dated April 20, 2016 between the Company and Vention Medical Inc. (formerly ATEK Medical, LLC) (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016).

10.45
First Amendment to the Services Agreement, dated April 5, 2016 between the Company and Dohmen Life Science Services, LLC, dated May 31, 2016 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016).

10.46 #
Second Amendment to the Services Agreement, dated April 5, 2016 between the Company and Dohmen Life Science Services, LLC, dated July 1, 2016 (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016).

10.47
Seventh Amendment to Transition Services Agreement, dated as of May 28, 2016, by and between the Company and Genzyme Corporation (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016).

Exhibit No.	Description
10.48
Loan and Security Agreement, dated September 9, 2016, between the Company, as borrower, and Silicon Valley Bank, in its capacity as Administrative Agent, and Silicon Valley Bank, MidCap Financial Trust, MidCap Funding III Trust and other lenders listed therein as lenders (incorporated by reference to Exhibit 10.1 on Form 8-K/A filed December 30, 2016).

10.49	Form of Warrants issued by the Company to the Lenders (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 14, 2016).

10.50	Sales Agreement, dated October 10, 2016, among the Company and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 11, 2016).

10.51 #
Third Amendment to Services Agreement, dated October 12, 2016, by and between the Company and Dohmen Life Science Services, LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2016).

10.52 #
Distribution and Services Agreement by and between Sartin’s Vital Care, Inc., d/b/a Sartin’s Vital Care, Burnham’s Vital Care, L.L.C., d/b/a Burnham’s Vital Care, and Atticus Group, LLC, d/b/a Vital Care of Central Mississippi, Vital Care, Inc. and the Company, dated November 22, 2016 (incorporated by reference to Exhibit 10.1 on Form 8-K filed November 25, 2016).

10.53 #
Fourth Amendment, dated November 19, 2016 to Services Agreement by and between the Company and Dohmen Life Science Services, LLC, dated April 5, 2016, as amended (incorporated by reference to Exhibit 10.1 on Form 8-K filed November 25, 2016).

10.54	Purchase Agreement between the Company, Piper Jaffray & Co., dated December 16, 2016 (incorporated by reference to Exhibit 10.1 on Form 8-K filed December 12, 2016).

10.55	First Loan Modification Agreement, dated as of December 30, 2016, by and between the Company, Agent and Lenders (incorporated by reference to Exhibit 10.1 on Form 8-K filed December 30, 2016).

21.1**	Subsidiaries of Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No.	Description
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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