Form 10-Q
period 2017-03-31
Vericel Corp
filed 2017-05-10
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2017,

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes - ☒  No - ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes - ☒ No - ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  ☐

Large accelerated filer - ☐	Accelerated filer - ☒

Non-accelerated filer - ☐	Smaller reporting company - ☐
(Do not check if a smaller reporting company)	Emerging growth company - ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes - ☐  No - ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	32,766,787
(Class)	Outstanding at May 4, 2017

VERICEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$19,847	$22,978
Accounts receivable (net of allowance for doubtful accounts of $249 and $225, respectively)	12,127	17,093
Inventory	3,958	3,488
Other current assets	1,018	1,164
Total current assets	36,950	44,723
Property and equipment, net	3,638	3,875
Total assets	$40,588	$48,598
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,335	$6,535
Accrued expenses	6,030	4,523
Current portion of term loan credit agreement, net of deferred costs of $110	1,446	779
Warrant liabilities	650	757
Other	291	259
Total current liabilities	14,752	12,853
Revolving and term loan credit agreement, net of deferred costs of $265 and $293, respectively	8,679	9,318
Long term deferred rent	1,632	1,687
Other long term debt	21	32
Total liabilities	25,084	23,890
COMMITMENTS AND CONTINGENCIES (Note 13)
Shareholders’ equity:
Series B-2 voting convertible preferred stock, no par value: shares authorized and reserved — 39, shares issued and outstanding — 0 and12, respectively	—	38,389
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 32,724 and 31,595, respectively	368,683	329,720
Warrants	190	190
Accumulated deficit	(353,369)	(343,591)
Total shareholders’ equity	15,504	24,708
Total liabilities and shareholders’ equity	$40,588	$48,598

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2017	2016
Product sales, net	$9,361	$14,108
Cost of product sales	7,109	6,560
Gross profit	2,252	7,548
Research and development	3,467	3,536
Selling, general and administrative	8,408	6,004
Total operating expenses	11,875	9,540
Loss from operations	(9,623)	(1,992)
Other income (expense):
Decrease (increase) in fair value of warrants	107	(1,640)
Foreign currency translation loss	(1)	(10)
Interest income	1	5
Interest expense	(262)	(3)
Other expense	—	(10)
Total other income (expense)	(155)	(1,658)
Net loss	$(9,778)	$(3,650)

Net loss per share attributable to common shareholders (Basic and Diluted) (see note 12)	$(0.31)	$(0.24)
Weighted average number of common shares outstanding (Basic and Diluted)	31,896	22,604

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(9,778)	$(3,650)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	409	445
Stock compensation expense	502	488
Change in fair value of warrants	(107)	1,640
Inventory provision	93	17
Deferred rent expense	102	—
Foreign currency translation loss	1	10
Changes in operating assets and liabilities:
Inventory	(563)	(580)
Accounts receivable	4,966	1,250
Other current assets	146	(229)
Accounts payable	(300)	(1,976)
Accrued expenses	1,507	1,340
Other non-current assets and liabilities, net	(100)	(24)
Net cash used for operating activities	(3,122)	(1,269)
Investing activities:
Expenditures for property, plant and equipment	(70)	(13)
Other	—	93
Net cash (used in) provided by investing activities	(70)	80
Financing activities:
Net proceeds from issuance of common stock	71	258
Deferred financing costs	—	(97)
Payments on long-term debt	(10)	(9)
Net cash provided by financing activities	61	152
Net decrease in cash	(3,131)	(1,037)
Cash at beginning of period	22,978	14,581
Cash at end of period	$19,847	$13,544

Supplemental cash flow information (non-cash):
Additions to equipment in process included in accounts payable	$102	$706
Shares exchanged between common and preferred stock	38,389	—
Supplementary cash flows information:
Interest paid, net of interest capitalized	$221	$3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2017 (UNAUDITED)

1.	Organization

Vericel Corporation, a Michigan corporation (the Company, Vericel, we, us or our), was incorporated in March 1989 and began employee-based operations in 1991. On May 30, 2014, Vericel completed the acquisition of certain assets and assumed certain liabilities of Sanofi, a French société anonyme (Sanofi), including all of the outstanding equity interests of Genzyme Biosurgery ApS (Genzyme Denmark or the Danish subsidiary) (now known as Vericel Denmark ApS), a wholly-owned subsidiary of Sanofi, and over 250 patent applications of Sanofi and certain of its subsidiaries for purposes of acquiring the portion of the cell therapy and regenerative medicine business (the CTRM Business), which researches, develops, manufactures, markets and sells the Carticel®, MACI®, and Epicel® products. The Company is a fully integrated, commercial-stage biopharmaceutical company dedicated to the identification, development and commercialization of innovative therapies that enable the body to repair and regenerate damaged tissues and organs to restore normal structure and function. Vericel has marketed products and developmental stage product candidates, and the Company’s goal is to become the leader in cell therapy and regenerative medicine by developing, manufacturing and marketing best-in-class therapies for patients with significant unmet medical needs.

The Company operates its business primarily in the U.S. in one reportable segment — the research, product development, manufacture and distribution of patient-specific, expanded cellular therapies for use in the treatment of specific diseases.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  As of March 31, 2017, the Company has an accumulated deficit of $353.4 million and had a net loss of $9.8 million during the quarter ended March 31, 2017.  The Company had cash of $19.8 million as of March 31, 2017.  The Company expects that existing cash together with its term loan and revolving line of credit agreement with Silicon Valley Bank (SVB) and MidCap Financial Services (MidCap) (the SVB-MidCap facility), will be sufficient to support the Company's current operations through at least May 2018.  In connection with the SVB-MidCap facility, the Company must remain in compliance with minimum monthly net revenue covenants (determined in accordance with GAAP), measured on a trailing twelve month basis. SVB and MidCap also have the ability to call debt based on material adverse change clauses which are subjectively determinable and result in a subjective acceleration clause. If the Company's cash requirements exceed its current expectations, or if it is not in compliance with the monthly net revenue covenants or the subjective acceleration clauses are triggered under the SVB-MidCap facility, then SVB may call the debt resulting in the Company immediately needing additional funds.  As of March 31, 2017, the Company was not in compliance with the minimum revenue covenant. On May 9, 2017, the Company entered into an amendment to the SVB-MidCap Facility to enable compliance with the net revenue covenants. See additional discussion in note7 regarding the amendment and change in covenants. The Company may seek additional funding through debt or equity financings including the at-the-market sales agreement in place with Cowen.  However, the Company may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders.  If the Company needs additional funds and is unable to obtain funding on a timely basis, the Company may need to significantly curtail its operations including its research and development programs in an effort to provide sufficient funds to continue its operations, which could adversely affect its business prospects.

2.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year or for any other period. The March 31, 2017 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 13, 2017 (Annual Report).

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

Share-based Payment Accounting

The FASB issued guidance to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard was effective for the Company on January 1, 2017 and was implemented for the period ended March 31, 2017 and did not have an impact on the Company's consolidated financial statements.

4. Revenue

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

 On June 30, 2016, the Company reduced the scope of the agreement with its exclusive distributor by terminating their services with respect to a significant portion of its Carticel sales. Prior to June 30, 2016, the distributor purchased and took title to Carticel upon shipment of the product and assumed credit and collection risk. The distributor worked with the payers on behalf of patients and surgeons to ensure medical coverage and to obtain reimbursement for Carticel implantation procedures. The Company retained all responsibility for shipment of the product to the surgical suite. In addition, revenue for Carticel was recorded net of a provision for rebates and cash discounts. These rebates and cash discounts were established by the Company at the time of sale, based on historical experience adjusted to reflect known changes in the factors that impact such reserves.  For instance, the distributor of Carticel was entitled to chargeback incentives for services that are provided for based on the selling price to the end customer, under specific contractual arrangements. Cash discounts could also be granted for prompt payment.

Effective as of July 1, 2016, the Company transitioned to a direct sales model whereby the Company retains credit and collection risk from the end customer. The Company currently utilizes Dohmen Life Science Services, LLC (DLSS) to provide patient support services and reimbursement services, but this provider does not purchase and take title to Carticel or MACI.

The Company - also utilizes Vital Care, Inc. to provide data reporting services and to purchase, bill and collect from certain payers for Carticel and MACI.

The Company recognizes product revenues from sales of Carticel and MACI upon delivery to patients as long as (i) there is persuasive evidence that an arrangement exists between ourselves and the customer, (ii) collectability is reasonably assured and (iii) the price is fixed or determinable. Prior authorization or confirmation of coverage level by the patient’s private insurance plan, hospital or government payer is a prerequisite to the shipment of product to a patient. The Company's net product revenues are calculated by estimating expected payments for insurance, hospital or patient payments at the time it recognizes the gross revenue. The estimates are updated prospectively as new information becomes available.

In April 2017, the Company received notification from one of our services providers, Vital Care, Inc., of a contractual dispute between Vital Care, Inc. and the third-party payer related to certain of its insurance reimbursement claims associated with Carticel and MACI surgeries performed in 2016 and the first quarter of 2017. Vital Care, Inc. is attempting to resolve this matter with the payer, which may include appealing or resubmitting the claims. While the Company believes reimbursement will be obtained, the ultimate amount of reimbursement may be lower than initially estimated.  During the three months ended March 31, 2017, the Company recorded a change in estimate for revenue reserves of $2.1 million related to 2016 sales and $0.7 million related to 2017 sales to reflect the lower reimbursement that would be obtained if the claims are ultimately required to be treated as out-of-network. In addition, the contractual dispute could impact amounts previously collected and certain amounts may need to be repaid while the matter is being resolved; therefore our liquidity may be negatively impacted.  As a result of the continuing evaluation and assessment of these expected payments, our estimates for expected payments could change.

Concentration of Credit Risk

Revenue from one customer, the distributor in the U.S., represented approximately 63% of total revenue during the three months ended March 31, 2016.  The next largest customer represented 16% and 13% total revenue during the three months ended March 31, 2017 and 2016, respectively. No other customer accounted for more than 10% of revenue or accounts receivable in 2017 or as of December 31, 2016.

5.	Selected Balance Sheet Components

Inventory as of March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017	December 31, 2016
Raw materials	$3,711	$3,214
Work-in-process	225	257
Finished goods	22	17
Inventory	$3,958	$3,488

Property and equipment, net as of March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017	December 31, 2016
Machinery and equipment	$3,150	$3,150
Furniture, fixtures and office equipment	931	931
Computer equipment and software	3,266	3,147
Leasehold improvements	3,332	3,332
Construction in process	461	408
Total property and equipment, gross	11,140	10,968
Less: Accumulated depreciation	(7,502)	(7,093)
	$3,638	$3,875

Depreciation expense for the three months ended March 31, 2017 and 2016 was $0.4 million and $0.4 million, respectively.

Accrued expenses as of March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017	December 31, 2016
Bonus related compensation	$3,061	$2,433
Employee related accruals	1,967	1,668
Clinical trial related accruals	605	422
Other	397	—
	$6,030	$4,523

6.	Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings and in September 2016 the Company issued warrants in connection with the updated debt agreement (September 2016 Warrants) discussed in note 7.  The warrants issued in August 2013 (August 2013 Warrants) include anti-dilution price protection provisions that could require cash settlement of the warrants and accordingly requiring the warrants to be recorded as liabilities of the Company at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as income or expense (non-cash) in the Company’s statement of operations in each subsequent period. The September 2016 Warrants meet the requirements for equity classification. The following table describes the outstanding warrants:

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

The fair value of the warrants described in the table above is measured using the Black-Scholes valuation model.  Inherent in the Black-Scholes valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. See further detail in note 9 of the condensed consolidated financial statements.

The assumptions used by the Company are summarized in the following tables:

August 2013 Warrants	March 31, 2017	December 31, 2016
Closing stock price	$2.80	$3.00
Expected dividend rate	—%	—%
Expected stock price volatility	104.1%	97.9%
Risk-free interest rate	1.0%	1.0%
Expected life (years)	1.38	1.62

September 2016 Warrants	September 9, 2016
Closing stock price	$2.20
Expected dividend rate	—%
Expected stock price volatility	89.8%
Risk-free interest rate	1.4%
Expected life (years)	6.00

7.	Debt

On March 8, 2016, the Company entered into a $15.0 million debt financing with SVB which on September 9, 2016, was replaced by an expanded term loan and revolving line of credit agreement with SVB and MidCap, which together provide access to up to $20 million. The updated debt financing consists of a $4.0 million term loan which was drawn at the closing, a $4.0 million term loan which was drawn upon in November 2016, a $2.0 million term loan available upon the FDA's approval of the MACI BLA which is no longer available as it was not drawn on upon by April 12, 2017 and up to $10.0 million of a revolving line of credit. The term loans are interest only (indexed to Wall Street Journal (WSJ) Prime plus 5.00%) until September 1, 2017 followed by 36 equal monthly payments of principal plus interest maturing September 9, 2020. The revolving credit is limited to a borrowing base calculated using eligible accounts receivable and maturing September 9, 2020 with an interest rate indexed to WSJ Prime plus 1.25%. The Company is subject to various financial and nonfinancial covenants including but not limited to monthly minimum net revenue covenants (determined in accordance with GAAP), measured on a trailing twelve month basis. SVB and MidCap have the ability to call debt based on material adverse change clauses which are subjectively determinable and result in a subjective acceleration clause. SVB and MidCap have a shared first priority perfected security interest in all assets of the Company other than intellectual property. As of March 31, 2017, there was an outstanding balance of $8.0 million under the term loan and $2.5 million under the revolving line of credit. The weighted average interest rate on the outstanding term and revolving credit loans as of March 31, 2017 was 7.8%.

As of March 31, 2017, the Company was not in compliance with the minimum revenue covenant. On May 9, 2017, the Company entered into an amendment to the SVB-MidCap Facility to enable compliance with the monthly net revenue requirement covenants, measured on a trailing twelve month basis as of March 31, 2017. The amendment decreased the 12 month trailing minimum revenue covenant as of March 31, 2017 and revised the December 31, 2017 minimum revenue covenant to $51.7 million. The amount of eligible account receivables used to calculate the availability under the revolving line of credit was reduced. As of March 31, 2017, there was $0.3 million remaining capacity under the revolving line of credit.

8.	Stock-based Compensation

Stock Option and Equity Incentive Plans

The Company can issue nonqualified and incentive stock options as well as other equity awards pursuant to its Second Amended and Restated 2009 Omnibus Incentive Plan (Option Plan).  Such awards pursuant to the Option Plan may be granted by the Company’s Board of Directors to certain of the Company’s employees, directors and consultants.

During the three months ended March 31, 2017, the Company granted 892,390 service-based options to purchase common stock.  The options were granted with exercise prices equal to the fair market value of the Company’s stock at the grant date, and other than those granted to non-employee directors, vest over four years, under a graded-vesting methodology, following the date of grant, and expire after ten years. The Company issues new shares upon the exercise of stock options. The weighted average grant-date fair value of service-based options granted under the Option Plan during the three month periods ended March 31, 2017 and 2016 was $2.00 and $2.19, respectively.

The net compensation expense recorded for the service-based stock options related to employees and directors was $0.5 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.  The compensation cost includes forfeiture adjustments.

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

Three Months Ended March 31,
Service-Based Stock Options	2017	2016
Expected dividend rate	—%	—%
Expected stock price volatility	81.3 – 88.2%	78.7 – 85.5%
Risk-free interest rate	2 – 2.3%	1.3 – 1.8%
Expected life (years)	6.1 – 6.3	6.1 – 6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,355,692	$4.66	8.2	$610
Granted	892,390	$2.83
Exercised	390	$2.11		$—
Expired	5,274	$3.03
Forfeited	75,828	$3.46
Outstanding at March 31, 2017	4,166,590	$4.29	8.3	$484
Exercisable at March 31, 2017	1,548,762	$6.51	7.3	$107

As of March 31, 2017 there was approximately $3.5 million of total unrecognized compensation cost related to non-vested service-based stock options granted under the Option Plan.  That cost is expected to be recognized over a weighted-average period of 3.2 years.

The total fair value of options vested during the three months ended March 31, 2017 and 2016 was $0.5 million and $0.5 million, respectively.

Employee Stock Purchase Plan

Employees are able to purchase stock under the Vericel Corporation Employee Stock Purchase Plan (ESPP), which was implemented effective October 1, 2015. Participation in this plan is available to substantially all employees. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. On April 3, 2017, employees purchased 43,141 shares resulting in proceeds from the sale of common stock of $0.1 million under the ESPP. The total share-based compensation expense for the ESPP for the three months ended March 31, 2017 was less than $0.1 million.

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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	March 31, 2017				December 31, 2016
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$650	$—	$650	$—	$757	$—	$757	$—

The following table summarizes the change in the estimated fair value of the Company’s warrant liabilities:

Warrant Liabilities (In thousands)
Balance at December 31, 2016	$757
Decrease in fair value	(107)
Balance at March 31, 2017	$650

10.	Shareholders' Equity

At-the-Market Sales Agreement

On October 10, 2016, we entered into our at-the-market sales agreement with Cowen (ATM Agreement), pursuant to which we may sell shares of our common stock through Cowen and Company, LLC (Cowen), as sales agent, in registered transactions from our shelf registration statement filed in June 2015, for aggregate proceeds of up to $25.0 million.  Shares of common stock sold under the ATM are to be sold at market prices.  We will pay up to 3% of the gross proceeds to Cowen as a commission. 357,856shares of common stock have been sold to date under the ATM Agreement for net proceeds of $0.8 million and as of March 31, 2017 had remaining capacity of approximately $24.2 million.

11.	Preferred Stock

Series B Convertible Preferred Stock

On February 10, 2017, the Company sent notice to Eastern Capital Limited (Eastern), an existing holder of shares of the Company’s Series B-1 Non-Voting Convertible Preferred Stock or Series B-2 Voting Convertible Preferred Stock (Preferred Stock), informing Eastern of the Company's election to convert all 12,308 of the outstanding shares of Preferred Stock held by Eastern, plus 9,570 shares of Preferred Stock in accumulated but undeclared dividends thereon, into 1,093,892 shares of the Company's common stock pursuant to the terms of the Amended and Restated Certificate of Designations, Preferences and Rights of Series B-1 Non-Voting Preferred Stock and Series B-2 Voting Preferred Stock of the Company (Mandatory Conversion). After the Mandatory Conversion on March 9, 2017, no shares of Preferred Stock of the Company remain outstanding as of March 31, 2017.

12.	Net Loss Per Common Share

Basic earnings (loss) per share is calculated using the two-class method, which is an earnings allocation formula that determines earnings (loss) per share for the holders of the Company’s common shares and holders of the Series B preferred stock.  The Series B preferred stock shares contain participation rights in undistributed earnings, but do not share in the losses of the Company.  The dividends on the Series B preferred stock were treated as a reduction of earnings attributable to common shareholders.

The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Three months ended March 31,
(Amounts in thousands except per share amounts)	2017	2016
Numerator:
Net loss	$(9,778)	$(3,650)
Dividends accumulated on convertible preferred stock	—	(1,804)
Net loss attributable to common shareholders	$(9,778)	$(5,454)
Denominator:
Denominator for basic and diluted EPS:
Weighted-average common shares outstanding	31,896	22,604
Net loss per share attributable to common shareholders (basic and diluted)	$(0.31)	$(0.24)

Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options, warrants and preferred stock) that have been excluded from the computations of diluted net loss per common share at March 31, 2017 and 2016 were 5.0 million and 6.2 million, respectively.

13. Commitments and Contingencies

The Company leases facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. In March 2016, the Company amended its current lease in Cambridge to, among other provisions, extend the terms until February 2022. Under the amendment, the landlord will contribute approximately $2.0 million toward the cost of tenant improvements. The contribution toward the cost of tenant improvements is recorded as deferred rent on the Company's consolidated balance sheet and is amortized to our consolidated statement of operations as reductions to rent expense over the lease term. As of March 31, 2017, the Company has recorded a tenant improvement of $0.9 million.

In addition to the property leases, the Company also leases an offsite warehouse, various vehicles and computer equipment. The Company's purchase commitments consists of minimum purchase amounts of material in manufacturing in addition to fees payable under the DLSS contract which provides a patient support services program for Carticel and MACI.

As of March 31, 2017, future minimum payments related to leases and other contractual obligations are as follows:

(In thousands)	Total	2017	2018	2019	2020	2021	More than 5 Years
Operating leases	$22,766	$3,979	$4,700	$4,357	$4,423	$4,546	$761
Purchase commitments	7,170	1,668	2,268	1,434	600	600	600
Capital leases	64	32	32	—	—	—	—
Total	$30,000	$5,679	$7,000	$5,791	$5,023	$5,146	$1,361

Rent expense for the three months ended March 31, 2017 and 2016 was $1.3 million and $1.2 million, respectively.

14. Subsequent Events

On May 10, 2017, the Company announced that it has entered into a License Agreement (License Agreement) with Innovative Cellular Therapeutics Co. Ltd, (ICT), a leading cell therapy company and developer of CAR-T cell therapy for cancer treatment, for the development and distribution of the Vericel product portfolio in Greater China, South Korea, Singapore, and other countries in Asia. ICT will acquire an exclusive license to certain patent rights, know-how and intellectual property relating to Carticel, MACI, Ixmyelocel-T, and Epicel as well as enter into a warrant purchase agreement. As part of the license and warrant purchase agreements, the Company will receive an upfront payment of $6.0 million, less any applicable taxes, within 60 days of the effective date of the License Agreement. The initiation of the technology transfer, the license grants in the License Agreement and the warrant purchase are contingent upon Vericel’s receipt of the upfront payment. Vericel is eligible to receive approximately $8.0 million in development and commercial milestones. ICT has also agreed to pay tiered royalties to Vericel equal to a percentage of net sales of each Licensed Product in the low double digits for the commercial life of the applicable Licensed Product. ICT will be responsible for funding the development of the programs and manufacturing of the products for commercialization in China and the rest of the territory. As partial consideration for an amount included in the upfront payment Vericel will issue to ICT a warrant, exercisable for the number of shares of Vericel’s Common Stock equal to $5.0 million less the withholding tax payable thereon divided by $2.55, with a strike price of $0.01 per share. The funding transfer is subject to approval by the State Administration of Foreign Exchange of the People's Republic of China and is expected to be effectuated in the third quarter of 2017.

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

In the U.S., the orthopedic physician target audience is very concentrated, with 60% of our 2016 Carticel business originating from approximately 110 physicians. Our target Carticel and MACI audience is a group of physicians who self-identify as or have the formal specialty of sports medicine physicians. We believe this target audience is approximately 450 physicians. At the end of 2016 we expanded our field force from 21 to 28 representatives. Most private payers have a medical policy that allows treatment with Carticel and we are actively working with payers to ensure reimbursement for MACI. The 15 largest payers have a formal medical policy for Carticel, representing approximately 132 million covered lives. In the quarter ended March 31, 2017, net revenues were $5.0 million for Carticel and MACI.

Epicel

Epicel (cultured epidermal autografts) is a permanent skin replacement for full thickness burns greater than or equal to 30% of TBSA.  Epicel is regulated by the CBER under medical device authorities, and is the only FDA-approved autologous epidermal product available for large total surface area burns. Epicel was designated as a HUD in 1998 and an HDE application for the product was submitted in 1999.  HUDs are devices that are intended for diseases or conditions that affect fewer than 4,000 individuals annually in the United States. Under an HDE approval, a HUD cannot be sold for an amount that exceeds the cost of research and development, fabrication and distribution unless certain conditions are met. Currently, fewer than 100 patients are treated with Epicel in the U.S. each year.  In the quarter ended March 31, 2017, net revenues were $4.4 million for Epicel.

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

Ixmyelocel-T

Our preapproval stage portfolio includes ixmyelocel-T, a unique patient-specific multicellular therapy derived from an adult patient’s own bone marrow which utilizes our proprietary, highly automated and scalable manufacturing system. Our proprietary cell manufacturing process significantly expands the mesenchymal stromal cells, or MSCs and M2-like anti-inflammatory macrophages in the patient’s bone marrow mononuclear cells while retaining many of the hematopoietic cells. These cell types are known to regulate the immune response and play a key role in tissue repair and regeneration by resolving pathologic inflammation, promoting angiogenesis, and remodeling ischemic tissue. We believe the novelty and advantage of using ixmyelocel-T is the expansion of a unique combination of cell populations, including MSCs and M2-like macrophages, which secrete a distinct combination of angiogenic and regenerative factors, and possess the ability to remain anti-inflammatory in the face of inflammatory challenge.

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

Results of Operations

Net Loss

Our net loss for the three months ended March 31, 2017 totaled $9.8 million or $0.31 per share. Our net loss for the three months ended March 31, 2016 totaled $3.7 million or $0.24 per share.

	Three Months Ended March 31,
(In thousands)	2017	2016
Total revenues	$9,361	$14,108
Cost of product sales	7,109	6,560
Gross profit	2,252	7,548
Total operating expenses	11,875	9,540
Loss from operations	(9,623)	(1,992)
Other expense	(155)	(1,658)
Net loss	$(9,778)	$(3,650)

Net Revenues

 Net revenues decreased for the three months ended March 31, 2017 compared to the same period the previous year primarily due to lower Carticel and MACI implants and lower average number of grafts per Epicel order resulting in lower sales in the current quarter. In April 2017, we received notification from one of our services providers, Vital Care, Inc., of a contractual dispute between Vital Care, Inc. and the third-party payer related to certain of its insurance reimbursement claims associated with Carticel and MACI surgeries performed in 2016 and the first quarter of 2017. Vital Care, Inc. is attempting to resolve this matter with the payer, which may include appealing or resubmitting the claims. While we believe reimbursement will be obtained, the ultimate amount of reimbursement may be lower than initially estimated.  During the three months ended March 31, 2017, we recorded a change in estimate for revenue reserves of $2.1 million related to 2016 sales and $0.7 million related to 2017 sales to reflect the lower reimbursement that would be obtained if the claims are ultimately required to be treated as out-of-network. In addition, the contractual dispute could impact amounts previously collected and certain amounts may need to be repaid while the matter is being resolved; therefore our liquidity may be negatively impacted. As a result of the continuing evaluation and assessment of these expected payments, our estimates for expected payments could change.

	Three Months Ended March 31,
Revenue by product (in thousands)	2017	2016
Carticel and MACI	$5,007	$8,811
Epicel	4,354	5,297
	$9,361	$14,108

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

Gross Profit and Gross Profit Ratio

	Three Months Ended March 31,
(In thousands)	2017	2016
Gross profit	$2,252	$7,548
Gross profit %	24%	54%

Gross profit ratio decreased for the three months ended March 31, 2017 compared to the same period in 2016 due to a decrease in average order size for Epicel, decrease in Carticel sales and an increase in certain material usage and increased facility expense.

Research and Development Costs

	Three Months Ended March 31,
(In thousands)	2017	2016
Research and development costs	$3,467	$3,536

Research and development expenses for the three months ended March 31, 2017 were $3.5 million versus $3.5 million for the same period a year ago. The amount of trial expenses for the ixCELL-DCM clinical trial were consistent for both periods. Because the trial met the primary endpoint, patients who received placebo or were randomized to ixmyelocel-T in the double-blind portion of the trial but did not receive ixmyelocel-T were offered the option to receive ixmyelocel-T beginning in 2016. We successfully treated the last patients in February 2017. MACI research and development costs increased related to activity incurred as a result of the FDA approval received in December 2016.

	Three Months Ended March 31,
(In thousands)	2017	2016
Dilated Cardiomyopathy	$1,948	$1,819
MACI	861	553
Carticel	110	647
Epicel	548	517
Total research and development expenses	$3,467	$3,536

Selling, General and Administrative Costs

	Three Months Ended March 31,
(In thousands)	2017	2016
Selling, general and administrative costs	$8,408	$6,004

Selling, general and administrative expenses for the three months ended March 31, 2017 were $8.4 million compared to $6.0 million for the same period a year ago.  The increase in selling, general and administrative expenses in 2017 is due primarily to an increase in consulting expenses for marketing initiatives of $0.8 million related to the launch of MACI, an increase in personnel costs of $0.8 million primarily related to an increase in the MACI sales force, costs associated with our reimbursement and patient support services for Carticel and MACI of $0.5 million and an increase in audit, tax and information technology expenses of $0.3 million.

Other Income (Expense)

	Three Months Ended March 31,
(In thousands)	2017	2016
Decrease (increase) in fair value of warrants	$107	$(1,640)
Foreign currency translation loss	(1)	(10)
Other expense	—	(10)
Net interest (expense) income	(261)	2
Total other income (expense)	$(155)	$(1,658)

The change in other income and expense for the three months ended March 31, 2017 compared to 2016 is due primarily to the change in warrant value as a result of the fluctuations in our stock price and the reduction in the time to maturity. Fluctuations in the fair value of the warrants in future periods could result in significant non-cash adjustments to the condensed consolidated financial statements; however, any income or expense recorded will not impact our cash, operating expenses or cash flow.

Stock Compensation

Non-cash stock-based compensation expense included in cost of goods sold, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Three Months Ended March 31,
(In thousands)	2017	2016
Cost of goods sold	$91	$82
Research and development	58	80
Selling, general and administrative	353	326
Total non-cash stock-based compensation expense	$502	$488

The changes in stock-based compensation expense are due primarily to fluctuations in the fair value of the options granted in 2017 compared to 2016.

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

 We have raised significant funds in order to complete our product development programs, and complete clinical trials needed to market and commercialize our products.  To date, we have financed our operations primarily through public and private sales of our equity securities including the net proceeds of approximately $18.0 million we received from our December 2016 public offering and the availability of funds under the SVB-Mid-Cap Facility. While we believe that, based on our current cash on hand, we are in a position to sustain operations twelve months beyond May 2017, if actual results differ from our projections, we may need to access additional capital.

On October 10, 2016 we entered into an at-the-market sales agreement (ATM Agreement) with Cowen and Company, LLC, (Cowen) as sales agent to sell, from time to time, our common stock, no par value per share (ATM Shares), having an aggregate sale price of up to $25.0 million, through an “at the market offering” program (ATM Offering). The ATM Shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-205336). We filed a prospectus supplement, dated October 10, 2016, with the Securities and Exchange Commission in connection with the offer and sale of the ATM Shares sold under the ATM Agreement. We are obliged to pay up to 3% of the gross proceeds to Cowen as a commission. As of March 31, 2017, approximately $24.2 million of net capacity remained under the ATM Agreement.

Our cash totaled $19.8 million as of March 31, 2017. During the three months ended March 31, 2017, the cash used for operations was $3.1 million.  This use of funds was fueled largely by our operating loss reduced by noncash charges including $0.5 million of stock compensation expense and $0.4 million of depreciation expense. Working capital requirements increased by $5.0 million in accounts receivable as a result in the increase of days sales outstanding related to the change in reimbursement and patient support service providers.

On March 8, 2016, we entered into a $15.0 million debt financing with SVB which we replaced on September 9, 2016 with an expanded term loan and revolving line of credit agreement with SVB and MidCap Financial Services, or MidCap, which together provide access to up to $20 million. The updated debt financing consists of a $4.0 million term loan which was drawn at the closing, a $4.0 million term loan which was drawn upon in November 2016, a $2.0 million term loan which became available upon the FDA's approval of the MACI BLA which is no longer available as it was not drawn on by April 12, 2017 and up to $10.0 million of a revolving line of credit. The term loans are interest only (indexed to Wall Street Journal (WSJ) Prime plus 5.00%) until September 1, 2017 followed by 36 equal monthly payments of principal plus interest maturing September 9, 2020. The revolving credit is limited to a borrowing base calculated using eligible accounts receivable and maturing September 9, 2020 with an interest rate indexed to WSJ Prime plus 1.25%. We are subject to various financial and nonfinancial covenants including but not limited to a monthly minimum net revenue covenant (determined in accordance with GAAP), measured on a trailing twelve month basis. The December 31, 2017 minimum revenue covenant is set at $51.7 million. SVB and MidCap also have the ability to call debt based on material adverse change clauses which are subjectively determinable and result in a subjective acceleration clause. While we believe the acceleration of the due date may be reasonably possible, it is not probable and therefore, the debt is classified in current and non-current liabilities. SVB and MidCap have a shared first priority perfected security interest in all of our assets other than intellectual property. As of March 31, 2017, there was an outstanding balance of $8.0 million under the term loan and $2.5 million under the revolving line of credit.

As of March 31, 2017, we were not in compliance with the minimum revenue covenant. On May 9, 2017, the Company entered into an amendment to the SVB-MidCap Facility to enable compliance with the monthly net revenue requirement covenants, measured on a trailing twelve month basis as of March 31, 2017. The amendment decreased the 12 month trailing minimum revenue covenant as of March 31, 2017 and revised the December 31, 2017 minimum revenue covenant to $51.7 million. The amount of eligible account receivables was further reduced and there was $0.3 million remaining capacity under the revolving line of credit as of March 31, 2017.

While we believe that, based on our current cash on hand and the funds available under our credit facility, we are in a position to sustain operations twelve months beyond May 2017, if actual results differ from our projections or we pursue other strategic opportunities, we may need to access additional capital.  In addition, our revenues do not meet the existing threshold set forth in the debt covenants, and we are unable to renegotiate those thresholds, SVB could call the debt immediately. Such events could result in the need for additional funds.  However, we may not be able to obtain financing on acceptable terms or at all.   The terms of any financing may adversely affect the holdings or the rights of our shareholders.  If we need additional funds and it is unable to obtain funding on a timely basis, we may need to significantly curtail its operations including its research and development programs in an effort to provide sufficient funds to continue its operations, which could adversely affect its business prospects.  Actual cash requirements may differ from projections and will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, costs of possible acquisition or development of complementary business activities, the cost of product launch and market acceptance of those products and commercialization of newly approved products.

Off-Balance Sheet Arrangements

At March 31, 2017, we were not party to any off-balance sheet arrangements.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Form 10-K for the fiscal year ended December 31, 2016 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three months ended March 31, 2017.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2017, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. For additional information regarding our market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Management of the Company, with the participation of its Certifying Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules l3a-15(e) and l5d-15(e) under the Exchange Act. Based on the evaluation as of March 31, 2017, our Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we receive threats or may be subject to litigation matters incidental to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A.  Risk Factors

Certain risks described below update the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition, results of operations, or cash flows. The risks described below and in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely affect our business, financial condition, results of operations or cash flows.

Failure to enter into written agreements with payers for reimbursement of our products and to obtain adequate reimbursement and reimbursement rates could have a material adverse effect on our financial condition and operating results.
On June 30, 2016, we reduced the scope of our agreement with our prior distributor by terminating their services with respect to a significant portion of our Carticel sales. Prior to June 30, 2016, we sold Carticel to such distributor, which subsequently resold Carticel to patients and healthcare providers. We currently engage, Dohmen Life Science Services, LLC (DLSS), to provide a patient support services program and reimbursement services for both Carticel and MACI, as well as other third parties which provide billing and collection activities and data reporting services. With our arrangement with DLSS, we have assumed the credit and collection risk of third party payers who do not pay for our products. We have fewer contracts than we initially anticipated pursuant to our agreement with DLSS, and added a specialty pharmacy to increase the number of contracts. In the event DLSS fails to effectively conduct its billing and collection activities, or we are unable to enter into additional contracts, we could collect lower than expected reimbursement for our products, which would adversely affect our revenue. Failing to maintain and obtain written agreements from payers for reimbursement of our products or to obtain adequate reimbursement rates could have a material adverse effect on our financial condition and operating results. In addition, healthcare providers are under pressure to increase profitability and reduce costs. In response, certain healthcare providers are limiting coverage or reducing reimbursement rates for the products we provide. We cannot predict the extent to which reimbursement for our products will be affected by initiatives to reduce costs for healthcare providers. Failure to collect from such payers or to obtain or maintain written agreements with such payers or obtaining lower then estimated reimbursement for our products would adversely affect our business, financial conditions and results of operations.
Significant uncertainty exists as to the reimbursement status of newly approved therapeutics such as MACI. There can be no guarantee that we will be able to obtain the same or similar reimbursement rates or reimbursement for MACI as were seen for Carticel.
Our products and product development programs are based on novel technologies and are inherently risky.
Our products are subject to the inherent risks of failure associated with the development of new products based on novel technologies. The innovative nature of our therapeutics creates significant challenges in regard to product development and optimization, manufacturing, regulatory environment and emerging regulations, third-party reimbursement and market acceptance. For instance, in April 2017, we received notification from one of our services providers of a contractual dispute between the service provider and the third-party payer related to certain of its insurance reimbursement claims associated with Carticel and MACI surgeries performed in 2016 and the first quarter of 2017, which could result in the claims being paid on an out-of-network basis. Therapeutic advancements are generally ahead of development and release of regulatory guidance and requirements. The lack of established precedents and evolving regulatory policy for novel products can pose significant challenges in product and clinical development, which can decrease the chances of regulatory success.
Our products represent new classes of therapy that the marketplace may not understand or accept. Furthermore, the success of our products is dependent on wider acceptance by the medical community.
While our acquired products have had some commercial success to date, the broader market may not understand or accept our products. Our products represent new treatments or therapies and compete with a number of more conventional products and therapies manufactured and marketed by others. The new nature of our products creates significant challenges in regards to product development and optimization, manufacturing, regulations, and third-party reimbursement. For instance, in April 2017, we received notification from one of our service providers of a contractual dispute between the service provider and the third-party payer related to certain of its insurance reimbursement claims associated with Carticel and MACI surgeries performed in 2016 and the first quarter of 2017, which could result in the claims being paid on an out-of-network basis. As a result, the commercialization of our current products and the development pathway for our potential new products may be subject to increased scrutiny, as compared to the pathway for more conventional products.

The degree of market acceptance of any of our marketed or potential new products will depend on a number of factors, including:
•The clinical safety and effectiveness of our products and their demonstrated advantage over alternative treatment methods;
•Our ability to demonstrate to healthcare providers that our products provide a therapeutic advancement over standard of care or other competitive products / methods;
•Our ability to educate healthcare providers on the autologous use of patient-specific human tissue, to avoid potential confusion with and differentiate ourselves from the ethical controversies associated with human fetal tissue and engineered human tissue;
•Our ability to educate healthcare providers, patients and payers on the safety and adverse reactions involving our products;
•Our ability to meet supply and demand and develop a core group of medical professionals familiar with and committed to the use of our products; and
•The cost-effectiveness of our products and the reimbursement policies of government and third-party payers.

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
In April 2017, we received notification from one of our service providers, Vital Care, Inc., of a contractual dispute between Vital Care, Inc., and the third-party payer related to certain of its insurance reimbursement claims associated with Carticel and MACI surgeries performed in 2016 and the first quarter of 2017. Vital Care, Inc., is attempting to resolve this matter, which may include appealing or resubmitting the claims. During the three months ended March 31, 2017, we recorded a change in estimate for revenue reserves of $2.1 million related to 2016 sales and $0.7 million related to 2017 sales to reflect the lower reimbursement that would be obtained if the claims are ultimately required to be treated as out-of-network. The ultimate amount of reimbursement may be significantly lower than we initially estimated, even taking into account the change in estimate. As a result of the continuing evaluation and assessment of these expected payments, our estimates for expected payments could change. In addition, the contractual dispute could impact amounts previously collected and certain amounts may need to be repaid while the matter is being resolved; therefore our liquidity may be negatively impacted, and the amounts that we may need to repay may be more than we currently estimate.
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
Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Therefore, we cannot be certain that the procedures performed with our products will be reimbursed at a cost-

effective level. Nor can we be certain that third-party payers using a methodology that sets amounts based on the type of procedure performed, such as those utilized by Medicare and in many privately managed care systems, will view the cost of our products to be justified so as to incorporate such costs into the overall cost of the procedure. Moreover, we are unable to predict what changes will be made to the reimbursement methodologies used by third-party payers in the future.
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
The SVB-MidCap Facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:
•convey, sell, lease or otherwise dispose of certain parts of our business or property;
•change the nature of our business;
•enter into certain change in control or acquisition transactions;
•incur or assume certain debt;
•grant certain types of liens on our assets;
•maintain certain collateral accounts;
•pay dividends or make certain distributions to our stockholders;
•make certain investments;
•enter into material transactions with affiliates;
•make or permit certain payments on subordinate debt; and
•become an “investment company” as defined under the Investment Company Act of 1940, as amended.

In addition, the SVB-MidCap Facility obliges us to comply with certain affirmative covenants, including the achievement of certain minimum revenue thresholds.
The restrictive and affirmative covenants of the SVB-MidCap Facility could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial. For instance, as a result of the adjustment to our revenue reserve calculated in April 2017, we were not in compliance with minimum monthly net revenue covenant. We entered into an amendment to the facility to enable future compliance with these covenants, but there is no guarantee we will be able to comply with these revised covenants going forward.
A breach of any of these covenants could result in an event of default under the SVB-MidCap Facility. An event of default will also occur if, among other things, a material adverse change in our business, operations or condition occurs, which could potentially include negative results in clinical trials, or a material impairment of the prospect of our repayment of any portion of the amounts we owe under the SVB-MidCap Facility occurs. In the case of a continuing event of default under the agreement, SVB and Mid-Cap could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted SVB and Mid-Cap a security interest under the SVB-MidCap Facility, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the Loan and Security Agreement are secured by all of our existing and future assets, excluding intellectual property, which is subject to a negative pledge arrangement. In addition, the amount we have access to under the revolving line of credit that is part of the SVB-MidCap Facility is automatically adjusted based on certain factors, including the amount of eligible accounts receivable.  In the event this amount is reduced after a drawdown, to an amount below what we have already borrowed, the difference may need to be repaid to comply with the agreement.  If a significant reduction occurred in the future, we may need to repay additional amounts, which could have a material adverse effect on our business and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the quarter ended March 31, 2017.

Item 6.  Exhibits

The Exhibits listed in the Exhibit Index immediately following the Signature, are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2017

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