Form 10-Q
period 2018-03-31
Vericel Corp
filed 2018-05-08
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes - ☐  No - ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	36,681,333
(Class)	Outstanding at May 4, 2018

VERICEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$29,777	$26,862
Accounts receivable (net of allowance for doubtful accounts of $315 and $249, respectively)	13,162	18,270
Inventory	3,905	3,793
Other current assets	1,358	1,581
Total current assets	48,202	50,506
Property and equipment, net	4,207	4,071
Total assets	$52,409	$54,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,768	$5,552
Accrued expenses	4,007	5,573
Short term deferred rent	426	420
Current portion of term loan credit agreement (net of deferred costs of $69 and $67, respectively)	1,597	350
Warrant liabilities	1,921	1,014
Other	159	181
Total current liabilities	13,878	13,090
Revolving and term loan credit agreement (net of deferred costs of $185 and $196, respectively)	15,649	16,888
Long term deferred rent	1,947	2,059
Total liabilities	31,474	32,037
COMMITMENTS AND CONTINGENCIES (Note 12)
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 36,502 and 35,861, respectively	389,074	383,020
Warrants	397	397
Accumulated deficit	(368,536)	(360,877)
Total shareholders’ equity	20,935	22,540
Total liabilities and shareholders’ equity	$52,409	$54,577

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2018	2017
Product sales, net	$18,027	$9,361
Cost of product sales	7,666	7,109
Gross profit	10,361	2,252
Research and development	3,729	3,467
Selling, general and administrative	10,954	8,408
Total operating expenses	14,683	11,875
Loss from operations	(4,322)	(9,623)
Other income (expense):
(Increase) decrease in fair value of warrants	(2,907)	107
Foreign currency translation (loss)	(44)	(1)
Interest income	—	1
Interest expense	(432)	(262)
Other income	46	—
Total other income (expense)	(3,337)	(155)
Net loss	$(7,659)	$(9,778)

Net loss per share attributable to common shareholders (Basic and Diluted)	$(0.21)	$(0.31)
Weighted average number of common shares outstanding (Basic and Diluted)	36,140	31,896

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(7,659)	(9,778)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	427	409
Stock compensation expense	1,342	502
Change in fair value of warrants	2,907	(107)
Inventory provision	(94)	93
Loss on sales of fixed assets	22	—
Foreign currency translation loss	44	1
Deferred rent	(106)	102
Changes in operating assets and liabilities:
Inventory	(18)	(563)
Accounts receivable	5,108	4,966
Other current assets	223	146
Accounts payable	(229)	(300)
Accrued expenses	(1,566)	1,507
Other assets and liabilities, net	4	(100)
Net cash provided by (used for) operating activities	405	(3,122)
Investing activities:
Expenditures for property, plant and equipment	(184)	(70)
Net cash used in investing activities	(184)	(70)
Financing activities:
Net proceeds from issuance of common stock	985	71
Deferred financing costs	(8)	—
Proceeds from exercise of warrants	1,727	—
Repayments of short-term debt	(10)	—
Other	—	(10)
Net cash provided by financing activities	2,694	61
Net increase (decrease) in cash	2,915	(3,131)
Cash at beginning of period	26,862	22,978
Cash at end of period	$29,777	$19,847

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2018 (UNAUDITED)

1.	Organization

Vericel Corporation, a Michigan corporation (the Company, Vericel, we, us or our), was incorporated in March 1989 and began employee-based operations in 1991. On May 30, 2014, Vericel completed the acquisition of certain assets and assumed certain liabilities of Sanofi, a French société anonyme (Sanofi), including all of the outstanding equity interests of Genzyme Biosurgery ApS (Genzyme Denmark or the Danish subsidiary) (now known as Vericel Denmark ApS), a wholly-owned subsidiary of Sanofi, and a portfolio of patents and patent applications of Sanofi and certain of its subsidiaries for purposes of acquiring the portion of the cell therapy and regenerative medicine business (the CTRM Business), which researches, develops, manufactures, markets and sells the MACI® and Epicel® products. The Company is a fully integrated, commercial-stage biopharmaceutical company and currently markets MACI® and Epicel® in the U.S. The Company is a leader in advanced cell therapies for the sports medicine and severe burn care markets and a developer of patient-specific expanded cell therapies for use in the treatment of patients with severe diseases and conditions.

The Company operates its business primarily in the U.S. in one reportable segment — the research, product development, manufacture and distribution of patient-specific, expanded cellular therapies for use in the treatment of specific diseases.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  As of March 31, 2018, the Company has an accumulated deficit of $368.5 million and had a net loss of $7.7 million during the quarter ended March 31, 2018.  The Company had cash of $29.8 million as of March 31, 2018.  The Company expects that existing cash together with its term loan and revolving line of credit agreement with Silicon Valley Bank (SVB) and MidCap Financial Services (MidCap) (the SVB-MidCap facility), will be sufficient to support the Company's current operations through at least May 2019.  In connection with the SVB-MidCap facility, the Company must remain in compliance with minimum monthly net revenue covenants (determined in accordance with U.S. GAAP), measured on a trailing twelve month basis. SVB and MidCap also have the ability to call debt based on material adverse change clauses which are subjectively determinable and result in a subjective acceleration clause. If the Company's cash requirements exceed its current expectations, or if it is not in compliance with the monthly net revenue covenants or the subjective acceleration clauses are triggered under the SVB-MidCap facility, then SVB may call the debt resulting in the Company immediately needing additional funds.  As of March 31, 2018, the Company was in compliance with the minimum revenue covenant set forth in the Third Loan Modification Agreement between the Company, SVB and MidCap. The Company may seek additional funding through debt or equity financings including the at-the-market sales agreement in place with Cowen and Company, LLC.  However, the Company may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders.  If the Company needs additional funds and is unable to obtain funding on a timely basis, the Company may need to significantly curtail its operations including its research and development programs in an effort to provide sufficient funds to continue its operations, which could adversely affect its business prospects.

2.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year or for any other period. The March 31, 2018 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 5, 2018 (Annual Report).

Consolidated Statement of Cash Flows

The following table presents certain supplementary cash flows information for three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In thousands)	2018		2017
Supplementary Cash Flows information:
Warrants exchanged for common stock	$2,000		$—
Interest paid (net of interest capitalized)	357	226	221
Additions to equipment in process included in accounts payable	401		102

3.	Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance requiring entities to apply a new model for recognizing revenue from contracts with customers and the reporting of principal versus agent considerations. The guidance supersedes the current revenue recognition guidance and requires entities to evaluate their revenue recognition arrangements using a five step model to determine when a customer obtains control of a transferred good or service. The guidance became effective for the Company beginning January 1, 2018. See note 4 for further discussion.

Accounting for Leases

The FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In accordance with the updated guidance, lessees are required to recognize the assets and liabilities arising from operating leases on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within 2019. The Company is currently reviewing the potential impact of adopting the new guidance.
4. Revenue
 Revenue Recognition and Net Product Sales
The new revenue standard became effective for the Company on January 1, 2018, and was adopted using the modified retrospective method. Based on the Company's evaluation of all of its product revenue contracts under the new revenue standard there was no cumulative adjustment recorded in the financial statements upon adoption of Accounting Standards Codification 606, Revenue Recognition, (ASC 606) on January 1, 2018. In addition, there is no difference in the accounting for revenue under ASC 606 versus ASC 605 (applicable revenue guidance effective until December 31, 2017) for the three months ended March 31, 2018.
The Company recognized product revenue from sales to a customer (distributor or hospital) following the five step model in ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation. Under the new revenue standard, the Company recognizes revenue when its customer obtains control of the promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods. There are no contractual rights of returns, refunds or similar obligations related to MACI, kits, or Epicel as of March 31, 2018; however, in certain limited cases the Company does not bill the customer for the product if a surgery is canceled and there is no impact to revenue recognized.
Currently, for MACI, kits and Epicel there are no variable pricing arrangements, warranties or rebates offered to customers. Primarily all orders are due within 60 days of delivery. Shipping and handling costs are included as a component of revenue. The Company recognizes any commission fees as an expense when incurred due to the short-term nature (less than 1 year) of the time period from order of a product to delivery. These fees are included in selling, general, and administrative expenses. There are no returns, refunds or similar obligations related to MACI, kits, or Epicel as of March 31, 2018.

MACI Kits and Implants
MACI (and previously Carticel) kits are sold directly to hospitals based on contracted rates in the approved contract or sales order. The Company recognizes MACI (or Carticel) kit revenue upon delivery of the biopsy kit at which time the customer (the doctor) is in control of the kit. The kit provides the doctor the ability to biopsy a sampling of cells to provide to the Company that can be used later to manufacture the implant. The ordering of the kit does not obligate the Company to manufacture an implant nor does the receipt of the cell tissue. The customer’s order of an implant is separate from the process of ordering the kit. Therefore, the sale of the kit and any subsequent sale of an implant are distinct contracts and are accounted for separately.
The Company recognizes product revenues from sales of MACI (and previously Carticel) implants upon delivery at which time the customer is in control of the implant and the claim is billable. Prior authorization or confirmation of coverage level by the patient’s private insurance plan, hospital or government payer is a prerequisite to the shipment of product to a patient. The Company's net product revenues from hospitals are based on contracted rates stated in the approved contract or purchase order. The Company’s net product revenues from the third party distributor are primarily based on a contracted rate stated in the approved contract. In certain cases, the Company sells through the distributor but retains the credit and collection risk as well as the risk that a third party payer rejected a claim or reduced the allowed amount payable for an implant. The net revenue for these certain cases are based on expected payments from the insurance provider, hospital or patient. The estimates are based on publicly available rates and past payer precedents. Changes in estimates are recorded through revenue in the period such change occurs. Net product revenues from sales to distributors may include a prompt pay discount.
Epicel
The Company sells Epicel directly to hospitals based on contracted rates stated in the approved contract or purchase order. Similar to MACI, there is no obligation to manufacture skin grafts upon receipt of a skin biopsy and Vericel has no contractual right to receive payment until the product is delivered to the hospital. The Company recognizes product revenues from sales of Epicel upon delivery to the hospital at which time the customer is in control of the skin grafts and the claim is billable to the hospital.
Revenue by Product and Customer
The following table and description below shows the products from which the Company generated its revenue:

	Three Months Ended March 31,
Revenue by product (in thousands)	2018	2017
MACI and Carticel implants and kits
Implants - based on contracted rate	$10,749	$297
Implants - subject to third party reimbursement	1,008	6,385
Biopsy kits - direct bill	436	439
Change in estimates related to prior periods	(138)	(2,114)
Epicel
Direct bill (hospital)	5,972	4,354
Total revenue	$18,027	$9,361
Revenue Recognition for License Grants, Milestone and Royalty Payments
The Company recognizes other revenue from contracts with customers related to license grants, milestone related payments and royalty based payments by also following the five step model described above.
Upon adoption of ASC 606, the Company reassessed the accounting for its license agreement with Innovative Cellular Therapeutics CO., LTD. (ICT) discussed in note 15. The Company identified its performance obligations under the agreement which include the license, a training obligation, and supply of certain raw materials for technology transfer. Based on its assessment of this agreement under the new revenue standard the Company determined that the license is distinct and provides ICT with the right to use the Company's technology and accordingly revenue should be recognized at the point in time at which the Company delivered the license (December 2017). This evaluation was based on 1) the rights provided to ICT under the license, including the ability to sublicense 2) the nature of the technology (primarily rights to technology already commercially approved in the US) and 3) ICT's ability to benefit from the license on its own including using its own existing resources as a manufacturer of autologous cell therapies. The transaction price was determined to be $1.2 million. No milestones or royalties are included in the transaction price as the criteria for including these variable payments have not yet been met. The Company assessed the allocation of arrangement consideration noting no differences in allocation from that determined under ASC 605. The license was delivered in

December 2017 and revenue of $1.2 million was recorded in 2017 under the then applicable revenue accounting standard ASC 605. Based upon the Company's evaluation under ASC 606 there was no change in amount or timing of revenue recognized for the agreement and therefore no cumulative change adjustment was recorded upon adoption of the new revenue standard on January 1, 2018. The Company’s remaining performance obligations under the ICT license agreement consist of a training obligation related to technology transfer, and supply of certain raw materials for technology transfer.
The ICT license agreement provides for future milestone payments due to the Company upon the achievement of certain developmental and commercial events. The Company evaluates these milestones under the new revenue recognition standard at contract inception and at each reporting period date. Based on the Company’s evaluations to date, the Company has not included any of the future milestones in its determination of the transaction price as it is not yet probable that a significant reversal of revenue would not occur if the milestones were to be recognized. This evaluation was based on 1) the pace and eventual achievement of the milestones are largely dependent on ICT’s performance of its contractual obligations and the Company has no prior experience to determine the likelihood of ICT performing those obligations, and 2) the transfer of the funds for each of the milestone payments by ICT to the Company, if achieved, is subject to approval by the State Administration of Foreign Exchange of the People's Republic of China. The Company does not anticipate receiving any milestone payments in 2018 or in the near-term. Furthermore, there can be no assurance that the Company will receive any such milestone or receive any such transfer of funds from ICT ever.
The ICT license agreement contains future sales-based royalties to the Company in the low-to-mid double digits. These royalties meet the exception for sales-based or usage-based royalties because they predominantly relate to the license and will be recognized when and if the subsequent sales occur. However, there can be no assurance that the Company will receive any such royalties or receive any such transfer of funds from ICT ever.
Concentration of Credit Risk
From July 2016 through June 2017, the Company utilized a direct sales model and contracted with Dohmen Life Science Services, LLC (DLSS) to provide administrative services associated with case management and reimbursement support and to provide billing and collection services for MACI. The Company also utilized Vital Care, Inc. (Vital Care) to provide similar billing and collection services for a subset of insurance payers and patients. In the second quarter of 2017, the Company and Dohmen Life Sciences Services, LLC (DLSS) mutually terminated their agreement effective June 30, 2017. On May 15, 2017, the Company entered into a distribution agreement with Orsini Pharmaceutical Services, Inc. as a specialty pharmacy distributor of MACI and has engaged a third party services provider to provide the patient support program previously provided by DLSS and to manage patient cases for MACI. The Company’s receivables risk is now more concentrated, and the concentration of credit risk also shifted for the Company. The Company sells Epicel directly to hospitals and not through a distributor. The Company's receivables are less concentrated than those for MACI.

The Company's total revenue and accounts receivable balances were comprised of the following concentrations greater than 10% from its largest customers of Carticel, MACI and Epicel, as follows:

	Revenue Concentration		Accounts Receivable Concentration
	Three months ended March 31,		March 31,	December 31,
	2018	2017	2018	2017
MACI and Carticel[1]	43%	—%	41%	46%
Epicel	14%	16%	—%	—%
1 Removed from market at the end of the second quarter of 2017

5.	Selected Balance Sheet Components

Inventory as of March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
Raw materials	$3,537	$3,532
Work-in-process	342	226
Finished goods	26	35
Inventory	$3,905	$3,793

Property and equipment, net as of March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
Machinery and equipment	$1,249	$1,249
Furniture, fixtures and office equipment	872	872
Computer equipment and software	3,584	3,536
Leasehold improvements	4,255	4,213
Construction in process	1,295	822
Total property and equipment, gross	11,255	10,692
Less: Accumulated depreciation	(7,048)	(6,621)
	$4,207	$4,071

Depreciation expense for both the three months ended March 31, 2018 and 2017 was $0.4 million.

Accrued expenses as of March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
Bonus related compensation	$752	$2,693
Employee related accruals	2,577	2,389
Clinical trial related accruals	678	491
	$4,007	$5,573

6.	Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings and in September 2016 and December 2017 the Company issued warrants in connection with the amended debt agreement discussed in note 7 (collectively the Debt Warrants).  The warrants issued in August 2013 (August 2013 Warrants) include anti-dilution price protection provisions that require cash settlement of the warrants and accordingly require the warrants to be recorded as liabilities of the Company at the estimated fair value at the balance sheet date, with changes in estimated fair value recorded as income or expense (non-cash) in the Company’s statement of operations in each subsequent period. The following table describes the outstanding warrants as of March 31, 2018:

	August 2013 Warrants	September 2016 Warrants	December 2017 Warrants
Exercise price	$4.80	$2.25	$4.27
Expiration date	August 16, 2018	September 9, 2022	December 6, 2023
Total shares issuable on exercise	365,150	117,074	53,902

During the three months ended March 31, 2018, the Company issued 359,800 shares of common stock upon the exercise of August 2013 Warrants with an exercise price of $4.80 per share for proceeds of $1.7 million.

On December 7, 2017, the Company issued 53,902 warrants to two holders in conjunction with the amended debt agreement described in note 7 (December 2017 Warrants). The initial valuation of the December 2017 Warrants was partially recorded as debt issuance costs and is being amortized over the remaining life of the loan agreement to interest expense and a portion was expensed as a loss on extinguishment of debt. The December 2017 Warrants are treated as equity instruments recorded at fair value with no subsequent remeasurement. Pursuant to the December 2017 Warrants, the holders may exercise their warrants for an aggregate of 53,902 shares of the Company’s common stock.

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

The assumptions used by the Company are summarized in the following tables:

August 2013 Warrants	March 31, 2018	December 31, 2017
Closing stock price	$9.95	$5.45
Expected dividend rate	—%	—%
Expected stock price volatility	75.4%	63.7%
Risk-free interest rate	1.95%	1.65%
Expected life (years)	0.38	0.62

September 2016 Warrants	September 9, 2016
Closing stock price	$2.20
Expected dividend rate	—%
Expected stock price volatility	89.8%
Risk-free interest rate	1.4%
Expected life (years)	6.00

December 2017 Warrants	December 6, 2017
Closing stock price	5.10
Expected dividend rate	—%
Expected stock price volatility	86.4%
Risk-free interest rate	2.2%
Expected life (years)	6.00

7.	Debt

On December 6, 2017, the Company replaced its existing term loan and revolving line of credit agreement with the SVB-MidCap facility which provides access to up to $25.0 million. The updated debt financing consists of a $15.0 million term loan which was drawn at the closing and up to $10.0 million of a revolving line of credit. The term loans are interest only (indexed to Wall Street Journal (WSJ) Prime plus 4.25%) until December 1, 2018 followed by 36 equal monthly payments of principal plus interest maturing December 6, 2021. Under the terms of the agreement, the revolving line of credit is limited to a borrowing base calculated using eligible accounts receivable and maturing December 6, 2021 with an interest rate indexed to WSJ Prime plus 1.25%. The Company is subject to various financial and nonfinancial covenants including but not limited to a monthly minimum net revenue covenant (determined in accordance with GAAP), measured on a trailing twelve month basis. SVB and MidCap have the ability to call debt based on material adverse change clauses which are subjectively determinable and result in a subjective acceleration clause. SVB and MidCap have a shared first priority perfected security interest in all assets of the Company other than intellectual property

As of March 31, 2018, there was an outstanding balance of $15.0 million under the term loan and $2.5 million under the revolving line of credit (net of total deferred costs of $0.3 million). The weighted average interest rate on the outstanding term and revolving credit loans as of March 31, 2018 was 8.6% in addition to a final payment of 3.6% of the term loan due upon maturity. The available capacity under the revolving line of credit as of as of March 31, 2018 was $3.8 million. The Company was, and continues to be, in compliance with its financial and non-financial debt covenants.

Annual principal payments on debt at March 31, 2018, are as follows:

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

The 2017 Omnibus Incentive Plan (2017 Plan) was approved by the Company's shareholders on May 3, 2017 at the annual meeting of shareholders. The 2017 Plan provides incentives through the grant of stock options, stock appreciation rights, restricted stock awards and restricted stock units.  The exercise price of stock options granted under the 2017 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant.  The 2017 Plan replaced the 1992 Stock Option Plan, the 2001 Stock Option Plan, the Amended and Restated 2004 Equity Incentive Plan and the 2009 Second Amended and Restated Omnibus Incentive Plan (Prior Plans), and no new awards have been granted under the Prior Plans.  However, the expiration or forfeiture of options previously granted under the Prior Plans will increase the number of shares available for issuance under the 2017 Plan.

As of March 31, 2018, there were 3,081,651 shares available for future grant under the 2017 Plan.

Employee Stock Purchase Plan

Employees are able to purchase stock under the Vericel Corporation Employee Stock Purchase Plan (ESPP). The ESPP allows for the issuance of an aggregate of 1,000,000 shares of common stock of which 461,434 have been granted since the inception of the plan in 2015. Participation in this plan is available to substantially all employees. The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. On April 3, 2018, employees purchased 31,923 shares resulting in proceeds from the sale of common stock of $0.1 million under the ESPP.

 Service-Based Stock Options

During the three months ended March 31, 2018, the Company granted 1,363,310 service-based options to purchase common stock.  The options have an exercise price equal to the fair market value per share of common stock on the grant date, generally vest over four years (other than non-employee options which vest over one year), and have a term of ten years. The Company issues new shares upon the exercise of stock options. The weighted average grant-date fair value of service-based options granted under the Option Plan during the three month periods ended March 31, 2018 and 2017 was $6.63 and $2.00, respectively.

The net compensation costs recorded for the service-based stock options related to employees and directors (including the impact of forfeitures) for the three month periods ended March 31, 2018 and 2017 were $1.3 million and $0.5 million, respectively.

Stock Compensation Expense

Non-cash stock-based compensation expense (employee stock purchase plan and service-based stock options) is summarized in the following table:

	Three Months Ended March 31,
(In thousands)	2018	2017
Cost of goods sold	$142	$91
Research and development	475	58
Selling, general and administrative	725	353
Total non-cash stock-based compensation expense	$1,342	$502

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

Three Months Ended March 31,
Service-Based Stock Options	2018	2017
Expected dividend rate	—%	—%
Expected stock price volatility	82.3 – 84.4%	81.3 – 88.2%
Risk-free interest rate	2.4 – 2.8%	2 – 2.3%
Expected life (years)	6.1 – 6.3	6.1 – 6.3

9.	Fair Value Measurements

The Company’s fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

There was no movement between level 1 to level 2 or between level 2 to level 3. The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2018				December 31, 2017
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$1,921	$—	$1,921	$—	$1,014	$—	$1,014	$—

The following table summarizes the change in the estimated fair value of the Company’s outstanding warrant liabilities as of March 31, 2018:

Warrant Liabilities (In thousands)
Balance at December 31, 2017	$1,014
Increase in fair value	2,907
Warrant exercise	(2,000)
Balance at March 31, 2018	$1,921

  The increase in fair value of warrants is due to the increase in stock price which has a direct impact to the Black-Scholes valuation model discussed in note 6.

Revolving and Term Loan Credit Agreements
At each of March 31, 2018 and December 31, 2017, the Company had a total of $17.2 million net debt outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent Level 2 under the three-tier hierarchy described above.

10.	Shareholders' Equity

At-the-Market Sales Agreement

On October 10, 2016, the Company entered into its at-the-market sales agreement with Cowen (ATM Agreement), pursuant to which the Company may sell shares of its common stock through Cowen, as sales agent, in registered transactions from the Company's shelf registration statement filed in June 2015, for aggregate proceeds of up to $25.0 million.  Shares of common stock sold under the ATM are to be sold at market prices.  The Company will pay up to 3% of the gross proceeds to Cowen as a commission. A total of 2,340,879 shares of common stock have been sold under the ATM Agreement of which 1,983,023 were sold in 2017 for proceeds of $7.2 million (net of $0.3 million in commission and issuance costs) and as of March 31, 2018 had remaining capacity of approximately $16.7 million. There were no shares sold under the ATM Agreement during the three months ended March 31, 2018.

11.	Net Loss Per Common Share

The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Three months ended March 31,
(Amounts in thousands except per share amounts)	2018	2017
Numerator:
Net loss	$(7,659)	$(9,778)
Denominator for basic and diluted EPS:
Weighted-average common shares outstanding	36,140	31,896
Net loss per share attributable to common shareholders (basic and diluted)	$(0.21)	$(0.31)

Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options, warrants and preferred stock) that have been excluded from the computations of diluted net loss per common share at March 31, 2018 and 2017 were $6.2 million and $5.0 million, respectively.

12. Commitments and Contingencies

The Company leases facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. In March 2016, the Company amended its current lease in Cambridge to, among other provisions, extend the term until February 2022. Under the amendment, the landlord will contribute approximately $2.0 million toward the cost of tenant improvements. The contribution toward the cost of tenant improvements is recorded as deferred rent on the Company's condensed consolidated balance sheet and is amortized to our condensed consolidated statement of operations as reductions to rent expense over the lease term. As of March 31, 2018, the Company has recorded $1.7 million of leasehold improvements funded by the tenant improvement allowance.

In addition to the property leases, the Company also leases an offsite warehouse, various vehicles and computer equipment. The Company's purchase commitments consist of minimum purchase amounts of materials used in the Company's cell manufacturing process to manufacture its marketed cell therapy products.

As of March 31, 2018, future minimum payments related to leases and other contractual obligations are as follows:

(In thousands)	Total	2018	2019	2020	2021	2022	More than 5 years
Operating leases	$18,444	$3,679	$4,710	$4,699	$4,595	$761	—
Purchase commitments	3,244	462	718	688	688	688	—
Capital leases	101	63	14	10	10	4	—
Debt and Interest Related Payments	18,413	1,431	6,068	5,620	5,294	$—	$—
Total	$40,202	$5,635	$11,510	$11,017	$10,587	$1,453	$—

Rent expense for the three months ended March 31, 2018 and 2017 was $1.5 million and $1.3 million, respectively.

License Agreement

On May 10, 2017, the Company announced that it has entered into a License Agreement (License Agreement) with Innovative Cellular Therapeutics CO., LTD. (ICT), a leading cell therapy company and developer of CAR-T cell therapy for cancer treatment, for the development and distribution of the Company's product portfolio in Greater China, South Korea, Singapore, and other countries in Asia. ICT acquired an exclusive license to certain patent rights, know-how and intellectual property relating to Carticel, MACI, ixmyelocel-T, and Epicel. The remaining variable consideration, which is related to the development and commercialization milestones and royalty based payments are monitored for completion and related revenue recognition as discussed in note 4.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vericel Corporation is a leader in advanced cell therapies for the sports medicine and severe burn care markets, and a developer of patient-specific expanded cell therapies for use in the treatment of patients with severe diseases and conditions. We currently market two FDA approved autologous cell therapy products in the United States. MACI® (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults that was approved by the FDA on December 13, 2016. The first shipment and implantation of MACI occurred on January 31, 2017. At the end of the second quarter of 2017, we removed MACI’s predecessor, Carticel® (autologous cultured chondrocytes), from the market. Carticel is an autologous chondrocyte implant indicated for the repair of symptomatic cartilage defects of the femoral condyle (medial, lateral or trochlea), caused by acute or repetitive trauma, in patients who have had an inadequate response to a prior arthroscopic or other surgical repair procedure (e.g., debridement, microfracture, drilling/abrasion arthroplasty, or osteochondral allograft/autograft). We also market Epicel® (cultured epidermal autografts), a permanent skin replacement Humanitarian Use Device (HUD) for the treatment of patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (TBSA).

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

Product Portfolio

Our approved and marketed products include two approved autologous cell therapy products: MACI, a third generation autologous implant for the repair of symptomatic, full-thickness cartilage defects of the knee in adult patients and Epicel, a permanent skin replacement for full thickness burns in adults and pediatrics with greater than or equal to 30% of TBSA, both of which are currently marketed in the U.S. We also own Carticel, a first-generation product for autologous chondrocyte implantation, or ACI, which is no longer marketed in the U.S. Our product candidate portfolio includes ixmyelocel-T, a patient-specific multicellular therapy for the treatment of advanced heart failure due to DCM.

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

In the U.S., the physician target audience which repairs cartilage defects is very concentrated and is comprised of a group of physicians who self-identify as or have the formal specialty of sports medicine physicians. We believe this target audience is approximately 3,000 physicians. During 2017 we announced the expansion of our field force from 28 to 40 representatives, the vast majority of whom we have employed and were in the field by the beginning of the second quarter of 2018. Most private payers have a medical policy that allows treatment with MACI. All of the top 30 largest commercial payers for Carticel have a formal medical policy for MACI or ACI in general. For those private payers which have not yet approved a medical policy for MACI, for medically appropriate cases, we can often obtain approval on a case by case basis. For the three months ended March 31, 2018, net revenues were $12.1 million for MACI.

Epicel

Epicel is a permanent skin replacement for full thickness burns greater than or equal to 30% of TBSA.  Epicel is regulated by the Center for Biologics Evaluation and Research, or CBER of the Federal Drug Administration, or FDA under medical device authorities, and is the only FDA-approved autologous epidermal product available for large total surface area burns. Epicel was designated as a HUD in 1998 and an HDE application for the product was submitted in 1999.  HUDs are devices that are intended for diseases or conditions that affect fewer than 8,000 individuals annually in the United States. Under an HDE approval, a HUD cannot be sold for an amount that exceeds the cost of research and development, fabrication and distribution unless certain conditions are met. For the three months ended March 31, 2018, net revenues were $6.0 million for Epicel.

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

Results of Operations

Net Loss

Our net loss for the three months ended March 31, 2018 and 2017 totaled $7.7 million and $9.8 million, respectively.

	Three Months Ended March 31,
(In thousands)	2018	2017
Total revenues	$18,027	$9,361
Cost of product sales	7,666	7,109
Gross profit	10,361	2,252
Total operating expenses	14,683	11,875
Loss from operations	(4,322)	(9,623)
Other income (expense)	(3,337)	(155)
Net loss	$(7,659)	$(9,778)

Net Revenues

 Net revenues increased for the three months ended March 31, 2018 compared to the same period the previous year due primarily to significant increases in both MACI and Epicel volume. During the three months ended March 31, 2017, we recorded a change in estimate for revenue reserves of $2.8 million to reflect the lower reimbursement that would be obtained if certain claims are ultimately required to be treated as out-of-network.

	Three Months Ended March 31,
Revenue by product (in thousands)	2018	2017
Carticel and MACI	$12,055	$5,007
Epicel	5,972	4,354
Total Revenue	$18,027	$9,361

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

Gross Profit and Gross Profit Ratio

	Three Months Ended March 31,
(In thousands)	2018	2017
Gross profit	$10,361	$2,252
Gross profit %	57%	24%

Gross profit ratio increased for the three months ended March 31, 2018 compared to the same period in 2017 due primarily to an increase in MACI and Epicel sales combined with our highly fixed manufacturing cost structure.

Research and Development Costs

	Three Months Ended March 31,
(In thousands)	2018	2017
Research and development costs	$3,729	$3,467

The following table summarizes the approximate allocation of cost for our research and development projects:

	Three Months Ended March 31,
(In thousands)	2018	2017
Dilated Cardiomyopathy	$556	$1,948
MACI	2,421	861
Carticel	35	110
Epicel	717	548
Total research and development costs	$3,729	$3,467

 Research and development costs for the three months ended March 31, 2018 were $3.7 million versus $3.5 million for the same period a year ago, primarily due to the continued increase in MACI research and development costs related to preparations for a pediatric clinical study in the U.S., which offset the ixCELL-DCM trial expenses that were incurred in 2017, as well as increased expenses related to expanding the MACI regulatory team.

Selling, General and Administrative Costs

	Three Months Ended March 31,
(In thousands)	2018	2017
Selling, general and administrative costs	$10,954	$8,408

Selling, general and administrative costs for the three months ended March 31, 2018 were $11.0 million compared to $8.4 million for the same period a year ago.  The increase in selling, general and administrative costs for the three months ended March 31, 2018 is due primarily to higher MACI sales force employee expenses of $1.1 million from the increased MACI sales force during 2018 versus 2017 and $0.6 million additional spend on the reimbursement and case management services. There was also an additional $0.4 million in stock compensation expense for the three months ended March 31, 2018 compared the same period a year ago.

Other Income (Expense)

	Three Months Ended March 31,
(In thousands)	2018	2017
Decrease (increase) in fair value of warrants	$(2,907)	$107
Foreign currency translation loss	(44)	(1)
Other income	46	—
Net interest expense	(432)	(261)
Total other expense	$(3,337)	$(155)

The change in other income and expense for the three months ended March 31, 2018 compared to 2017 is due primarily to the change in warrant value as a result of the fluctuations in our stock price and the reduction in the time to maturity. Fluctuations in the fair value of the warrants in future periods could result in significant non-cash adjustments to the condensed consolidated financial statements; however, any income or expense recorded will not impact our cash, operating expenses or cash flow.

Stock Compensation

Non-cash stock-based compensation expense included in cost of goods sold, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Three Months Ended March 31,
(In thousands)	2018	2017
Cost of goods sold	$142	$91
Research and development	475	58
Selling, general and administrative	725	353
Total non-cash stock-based compensation expense	$1,342	$502

The changes in stock-based compensation expense are due primarily to fluctuations in the fair value of the options granted in 2018 compared to 2017.

Liquidity and Capital Resources

We are currently focused on investing in our existing commercial business with the goal of growing revenue.  Since the acquisition in 2014 of the CTRM Business of Sanofi, the sales of Carticel and Epicel therapies have constituted nearly all of our revenues.  With the approval of MACI and replacement of Carticel with MACI, we expect the sales of MACI and Epicel therapies will constitute nearly all of our revenues.

 We have raised significant funds in order to complete our product development programs, and complete clinical trials needed to market and commercialize our products.  To date, we have financed our operations primarily through public and private sales of our equity securities, funds from the SVB-Mid-Cap facility and funds from our at-the-market sales agreement (ATM Agreement) with Cowen. We are obliged to pay 3% of the gross proceeds to Cowen as commission.

In 2016 we entered into an ATM Agreement with Cowen as sales agent to sell, from time to time, our common stock, no par value per share (ATM Shares), having an aggregate sale price of up to $25.0 million, through an “at the market offering” program. The ATM Shares are issued pursuant to our shelf registration statement on Form S-3 (File No. 333-205336). We filed a prospectus supplement, dated October 10, 2016, with the Securities and Exchange Commission in connection with the offer and sale of the ATM Shares sold under the ATM Agreement. As of March 31, 2018, approximately $16.7 million of net capacity remained under the ATM Agreement. There were no shares sold under the ATM Agreement during the three months ended March 31, 2018.

Our cash totaled $29.8 million as of March 31, 2018. During the three months ended March 31, 2018, the cash provided by operations was $0.4 million.  The cash provided by operations was fueled largely by collections on prior quarter sales and noncash charges including $1.3 million of stock compensation expense, $2.9 million due to the change in fair value of warrants and $0.4 million of depreciation expense offset by our net loss of $7.7 million.

The change in cash used for investing activities is the result of property plant and equipment purchases of $0.2 million for manufacturing upgrades through March 31, 2018.

The change in cash provided from financing activities is the result of proceeds from exercise of warrants of $1.7 million and the exercise of stock options of $1.0 million during the three months ended March 31, 2018.

We have a term loan and revolving line of credit agreement with SVB and MidCap Financial Services, or MidCap, which provide access to up to $25.0 million. The debt financing consists of a $15.0 million term loan which was drawn at the closing and up to $10.0 million of a revolving line of credit. The term loans are interest only (indexed to Wall Street Journal (WSJ) Prime plus 4.25%) until December 1, 2018 followed by 36 equal monthly payments of principal plus interest maturing December 6, 2021. Per the initial terms of the agreement, the revolving credit is limited to a borrowing base calculated using eligible accounts receivable maturing December 6, 2021 with an interest rate indexed to WSJ Prime plus 1.25%. In connection with the SVB-MidCap facility, we must remain in compliance with minimum monthly net revenue covenants (determined in accordance with U.S. GAAP), measured on a trailing twelve month basis. SVB and MidCap also have the ability to call debt based on material adverse change clauses which are subjectively determinable and result in a subjective acceleration clause. We do not believe any material adverse changes have occurred. While we believe the acceleration of the due date may be reasonably possible, it is not probable and therefore, the debt is classified in current and non-current liabilities. SVB and MidCap have a shared first priority perfected security interest in all of our assets other than intellectual property. As of March 31, 2018, there was an outstanding balance of $15.0 million under the term loan and $2.5 million under the revolving line of credit.

While we believe that, based on our current cash on hand, we are in a position to sustain operations through at least May 2019, if actual results differ from our projections or we pursue other strategic opportunities, we may need to access additional capital.  In addition, if our revenues do not meet the existing threshold set forth in the debt covenants, and we are unable to renegotiate those thresholds, SVB could call the debt immediately. Such events could result in the need for additional funds. However, we may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of our shareholders. If we need additional funds and we are unable to obtain funding on a timely basis, we may need to significantly curtail our operations including our research and development programs in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.  Actual cash requirements may differ from projections and will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, costs of possible acquisition or development of complementary business activities, the cost of product launch and market acceptance of those products and commercialization of newly approved products.

Off-Balance Sheet Arrangements

At March 31, 2018, we were not party to any off-balance sheet arrangements.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Form 10-K for the fiscal year ended December 31, 2017 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. With the exception of the new revenue standard which has been discussed in note 4 to these financial statements, there have been no material changes to that information disclosed in our Annual Report during the three months ended March 31, 2018.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. For additional information regarding our market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Management of the Company, with the participation of its Certifying Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules l3a-15(e) and l5d-15(e) under the Exchange Act. Based on the evaluation as of March 31, 2018, our Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we receive threats or may be subject to litigation matters incidental to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A.  Risk Factors

Certain risks described below update the risk factors discussed in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition, results of operations, or cash flows. The risks described below and in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely affect our business, financial condition, results of operations or cash flows.

Because of the complexity with our manufacturing processes, we may not be able to transfer successfully such processes to ICT.  If we cannot complete the transfer of our manufacturing technology, we will not be able to achieve development or commercial milestones pursuant to our License Agreement with ICT.

If we are unable to transfer our manufacturing technology for all or some of our products to ICT, we will not achieve the manufacturing technology transfer milestones set forth in our License Agreement with ICT, and consequently, we will not receive any milestone payments from ICT as contemplated by the License Agreement.  If the manufacturing technology transfer is not completed, we also will not achieve the commercial milestones or receive any commercial milestone payments associated with regulatory filings or commercial sale of the products as set forth in the License Agreement. Therefore, there can be no assurance that we will receive any milestone payments from ICT ever.

Even if the manufacturing technology transfer for any or all of our products is completed with ICT, if ICT cannot complete clinical trials for a product or such clinical trials fail to demonstrate such product’s safety and efficacy, we will not receive milestone payments associated with the filing of an application for regulatory approval.

In order to file for regulatory approval in an applicable territory for a product pursuant to the License Agreement, ICT will likely be required to conduct clinical trials in humans.  Clinical testing is expensive, time consuming, difficult to design and conduct, and its outcomes are uncertain. If ICT cannot complete clinical testing for a product, it will not be able to file for regulatory approval. Even if ICT completes required clinical testing for a product, there is no guarantee that the clinical testing will demonstrate the product’s safety and efficacy.  The results of many clinical trials are subject to varying interpretations and analyses, thus a regulatory authority could reach a different conclusion than ICT regarding the results of a clinical trial and may not give its approval. If ICT cannot receive regulatory authority for a product, we will not receive the commercial milestone payments contemplated by the License Agreement.

Even if the manufacturing technology transfer is completed and ICT submits a regulatory application for product approval, ICT may not receive regulatory approval of such application and therefore ICT may not be able to commercialize a product in accordance with the License Agreement.  If ICT is unable to commercialize a product, we will not receive the commercial milestone payments triggered by the first commercial sale of a product.

In the event that the manufacturing process for a product is successfully transferred to ICT and ICT is able to conduct clinical trials of the product which ICT believes demonstrates the safety and efficacy of the product, there is no guarantee that the applicable regulatory authority in the territory will approve the product, which is a pre-requisite to the product’s commercialization.  A regulatory authority may refuse to grant approval for a product based on many factors, which include, but are not limited to, the results of clinical trials, but also may be based on inspections of manufacturing facilities or other interpretations of applicable law. If ICT does not receive the necessary regulatory approval to commercialize the product, we will not receive the commercial milestone payments contemplated by the License Agreement to be triggered by the first commercial sale of the product.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the quarter ended March 31, 2018.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On May 2, 2018, the Company entered into an Amended and Restated Quality Service Agreement (the “Amended Quality Agreement”) between the Company and Matricel GmbH (“Matricel”), which amends and restates in its entirety the Quality Service Agreement, dated October 20, 2015 (the “Original Quality Agreement”), between the Company and Matricel, which was previously incorporated into that certain Amended and Restated ACI-Maix Supply Agreement between the Company and Matricel, dated March 17, 2018. The Amended Quality Agreement replaces the Original Quality Agreement as Annex 1 to the Supply Agreement and sets forth the technical requirements for the final packaged products manufactured by Matricel pursuant to the Supply Agreement. The Amended Quality Agreement remains in effect for the term of the Supply Agreement.

The foregoing description of the Amended Quality Agreement is qualified in its entirety by reference to the full text of the Amended Quality Agreement a copy of which is attached as Annex 1 to the Supply Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.  Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1†**	Amended and Restated ACI-Maix Supply Agreement, dated March 17, 2018, as amended, by and between the Company and Matricel GMBH, incorporated herein by reference.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document

** Filed herewith.

† Confidential treatment has been requested as to certain portions thereto, which portions are omitted and will be filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2018

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GERARD MICHEL
Gerard Michel
Chief Financial Officer and Vice President, Corporate Development
(Principal Financial Officer)