Form 10-Q
period 2018-06-30
Vericel Corp
filed 2018-08-06
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes - ☐  No - ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	42,726,455
(Class)	Outstanding at August 3, 2018

VERICEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$94,969	$26,862
Accounts receivable (net of allowance for doubtful accounts of $102 and $249, respectively)	17,499	18,270
Inventory	3,725	3,793
Other current assets	1,327	1,581
Total current assets	117,520	50,506
Property and equipment, net	4,673	4,071
Total assets	$122,193	$54,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,011	$5,552
Accrued expenses	5,111	5,573
Deferred rent	503	420
Current portion of term loan credit agreement (net of deferred costs of $69 and $67, respectively)	2,848	350
Warrant liabilities	1,549	1,014
Other	198	181
Total current liabilities	15,220	13,090
Revolving and term loan credit agreement (net of deferred costs of $167 and $196, respectively)	14,416	16,888
Deferred rent	1,959	2,059
Total liabilities	31,595	32,037
COMMITMENTS AND CONTINGENCIES (Note 12)
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 42,684 and 35,861, respectively	463,483	383,020
Warrants	302	397
Accumulated deficit	(373,187)	(360,877)
Total shareholders’ equity	90,598	22,540
Total liabilities and shareholders’ equity	$122,193	$54,577

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product sales, net	$19,011	$16,953	$37,038	$26,314
Cost of product sales	7,727	7,670	15,393	14,779
Gross profit	11,284	9,283	21,645	11,535
Research and development	3,739	2,971	7,468	6,438
Selling, general and administrative	11,791	8,833	22,745	17,241
Total operating expenses	15,530	11,804	30,213	23,679
Loss from operations	(4,246)	(2,521)	(8,568)	(12,144)
Other income (expense):			0
(Increase) decrease in fair value of warrants	(37)	441	(2,944)	548
Foreign currency translation loss	(5)	(13)	(49)	(14)
Interest income	83	3	83	4
Interest expense	(448)	(299)	(880)	(561)
Other income	2	1	48	1
Total other income (expense)	(405)	133	(3,742)	(22)
Net loss	$(4,651)	$(2,388)	$(12,310)	$(12,166)

Net loss per share attributable to common shareholders (Basic and Diluted)	$(0.12)	$(0.07)	$(0.33)	$(0.38)
Weighted average number of common shares outstanding (Basic and Diluted)	38,349	32,765	37,251	32,333

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(12,310)	(12,166)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	813	784
Stock compensation expense	3,807	1,298
Change in fair value of warrants	2,944	(548)
Inventory provision	(234)	160
Loss on sales of fixed assets	23	—
Foreign currency translation loss	49	13
Changes in operating assets and liabilities:
Inventory	302	173
Deferred rent	(17)	51
Accounts receivable	771	2,364
Other current assets	254	48
Accounts payable	(1,049)	(404)
Accrued expenses	(462)	(388)
Other assets and liabilities, net	73	(161)
Net cash used for operating activities	(5,036)	(8,776)
Investing activities:
Expenditures for property, plant and equipment	(979)	(273)
Net cash used in investing activities	(979)	(273)
Financing activities:
Net proceeds from equity offering	70,090	—
Net proceeds from issuance of common stock due to stock option exercises	2,096	132
Proceeds from exercise of warrants	1,965	—
Other	(29)	(20)
Net cash provided by financing activities	74,122	112
Net increase (decrease) in cash and cash equivalents	68,107	(8,937)
Cash and cash equivalents at beginning of period	26,862	22,978
Cash and cash equivalents at end of period	$94,969	$14,041

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2018 (UNAUDITED)

1.	Organization

Vericel Corporation, a Michigan corporation (the Company, Vericel, we, us or our), was incorporated in March 1989 and began employee-based operations in 1991. On May 30, 2014, Vericel completed the acquisition of certain assets and assumed certain liabilities of Sanofi, a French société anonyme (Sanofi), including all of the outstanding equity interests of Genzyme Biosurgery ApS (Genzyme Denmark or the Danish subsidiary) (now known as Vericel Denmark ApS), a wholly-owned subsidiary of Sanofi, and a portfolio of patents and patent applications of Sanofi and certain of its subsidiaries for purposes of acquiring the portion of the cell therapy and regenerative medicine business (the CTRM Business), related to the MACI®, Carticel® and Epicel® products. The Company is a fully integrated, commercial-stage biopharmaceutical company and currently markets MACI® and Epicel® in the U.S. The Company is a leader in advanced cell therapies for the sports medicine and severe burn care markets and a developer of patient-specific expanded cell therapies for use in the treatment of patients with severe diseases and conditions. MACI® (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults that was approved by the FDA on December 13, 2016. The first shipment and implantation of MACI occurred on January 31, 2017. At the end of the second quarter of 2017, the Company removed MACI’s predecessor, Carticel® (autologous cultured chondrocytes), from the market. Carticel is an autologous chondrocyte implant indicated for the repair of symptomatic cartilage defects of the femoral condyle (medial, lateral or trochlea), caused by acute or repetitive trauma, in patients who have had an inadequate response to a prior arthroscopic or other surgical repair procedure (e.g., debridement, microfracture, drilling/abrasion arthroplasty, or osteochondral allograft/autograft). The Company also markets Epicel® (cultured epidermal autografts), a permanent skin replacement Humanitarian Use Device (HUD) for the treatment of patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (TBSA). The Company operates its business primarily in the U.S. in one reportable segment — the research, product development, manufacture and distribution of patient-specific, expanded cellular therapies for use in the treatment of specific diseases.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  As of June 30, 2018, the Company has an accumulated deficit of $373.2 million and had a net loss of $4.7 million during the quarter ended June 30, 2018.  The Company had cash of $95.0 million as of June 30, 2018.  The Company expects that existing cash together with its term loan and revolving line of credit agreement with Silicon Valley Bank (SVB) and MidCap Financial Services (MidCap) (the SVB-MidCap facility), will be sufficient to support the Company's current operations through at least August 2019.  In connection with the SVB-MidCap facility, the Company must remain in compliance with minimum monthly net revenue covenants (determined in accordance with U.S. GAAP), measured on a trailing twelve month basis. SVB and MidCap also have the ability to call debt based on material adverse change clauses which are subjectively determinable and result in a subjective acceleration clause. If the Company is not in compliance with the monthly net revenue covenants or the subjective acceleration clauses are triggered under the SVB-MidCap facility, then SVB may call the debt.  As of June 30, 2018, the Company was in compliance with the minimum revenue covenant set forth in the Third Loan Modification Agreement between the Company, SVB and MidCap. The Company may seek additional funding through debt or equity financings.  However, the Company may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders.

2.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year or for any other period. The June 30, 2018 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 5, 2018 (Annual Report).

Consolidated Statement of Cash Flows

The following table presents certain supplementary cash flows information for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(In thousands)	2018	2017
Supplementary Cash Flows information:
Warrants exercised for common stock	$2,409	$—
Interest paid (net of interest capitalized)	754	452
Shares converted between common and preferred stock	—	38,389
Additions to equipment in process included in accounts payable	459	129

3.	Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance requiring entities to apply a new model for recognizing revenue from contracts with customers and the reporting of principal versus agent considerations. The guidance superseded the then-applicable revenue recognition guidance and requires entities to evaluate their revenue recognition arrangements using a five step model to determine when a customer obtains control of a transferred good or service. The guidance became effective for the Company beginning January 1, 2018. See note 4 for further discussion.

Accounting for Leases

The FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In accordance with the updated guidance, lessees are required to recognize the assets and liabilities arising from operating leases on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within 2019. The Company is currently in the process of evaluating its leasing arrangements under the issued guidance and the impact to its consolidated financial statements.
4. Revenue
 Revenue Recognition and Net Product Sales
The new revenue standard became effective for the Company on January 1, 2018, and was adopted using the modified retrospective method. Based on the Company's evaluation of all of its product revenue contracts under the new revenue standard there was no cumulative adjustment recorded in the financial statements upon adoption of Accounting Standards Codification 606, Revenue Recognition, (ASC 606) on January 1, 2018. For the three and six months ended June 30, 2018, the timing and amount of revenue recognized under ASC 606 is not materially different from that under the previous guidance.
The Company recognizes product revenue from sales to a customer (distributor or hospital) following the five step model in ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation. Under this revenue standard, the Company recognizes revenue when its customer obtains control of the promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods. There are no contractual rights of returns, refunds or similar obligations related to MACI, kits, or Epicel as of June 30, 2018; however, in certain limited cases the Company will accept a product return if a surgery is canceled. Revenue is not recognized in these cases, and historically such amounts have been insignificant.
Currently, for MACI, MACI kits and Epicel there are no variable pricing arrangements related to warranties or rebates offered to customers. Net product revenues from the third party distributor are primarily based on a contracted rate stated in the approved contract. In certain cases, the Company sells through the distributor but retains the credit and collection risk as well as the risk that a third party payer rejected a claim or reduced the allowed amount payable for an implant. The net product revenues for these cases are based on expected payments from the insurance provider, hospital or patient. The estimates of such payment amounts are based on publicly available rates and past payer precedents. Changes in estimates are recorded through revenue in the period such change occurs.
The majority of orders are due within 60 days of delivery. Shipping and handling fees are included as a component of revenue. The Company recognizes any commission fees as an expense when incurred due to the short-term nature (less than 1 year) of the time period from order of a product to delivery. These fees are included in selling, general, and administrative expenses. There are no returns, refunds or similar obligations related to MACI, MACI kits, or Epicel as of June 30, 2018.
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
The Company recognizes product revenues from sales of MACI (and previously Carticel) implants upon delivery at which time the customer is in control of the implant and the claim is billable. Prior authorization or confirmation of coverage level by the patient’s private insurance plan, hospital or government payer is a prerequisite to the shipment of product to a patient. As noted above, the Company's net product revenues are based on contracted rates or estimated based on expected payments from the insurance provider, hospital or patient. The estimates of such payment amounts are based on publicly available rates and past payer precedents. Changes in estimates are recorded through revenue in the period such change occurs. Net product revenues from sales to distributors may include a prompt pay discount.
On July 25, 2018, the Company entered into an amendment to its distribution agreement with Orsini Pharmaceutical Services, Inc. (Orsini). The amendment modified certain payment terms. In addition, under the revised agreement, the parties agreed to eliminate Orsini's right to serve as the Company's exclusive distributor for MACI as the Company is moving to a limited expanded network of distributors. Orsini remains the exclusive pharmacy supplying MACI for only an enumerated list of payers. The amendment includes a provision whereby the Company retains the credit and collection risk from the end customer on implants after June 15, 2018, and Orsini performs the collection activities. Pursuant to the revised arrangement, the Company will pay Orsini a dispensing fee on a per implant basis. In addition, we have agreed to pay Orsini an incremental fee of approximately $1.3 million which will be paid as a service fee based on a fixed number of MACI cases subsequent to the date of amendment with any unpaid amount due to Orsini at June 30, 2019 or upon termination of the agreement by the Company, if earlier.
On July 26, 2018, the Company entered into a Dispensing Agreement (Dispensing Agreement) with AllCare Plus Pharmacy, Inc. (AllCare). Pursuant to the Dispensing Agreement, the Company appoints AllCare as a non-exclusive specialty pharmacy provider of MACI. The Company will pay to AllCare a fee for each patient to whom MACI is dispensed. Under the Dispensing Agreement, the Company retains the credit and collection risk from the end customer on all implants.
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

Revenue by Product and Customer
The following table and description below shows the products from which the Company generated its revenue:

	Three Months Ended June 30, 2018		Six Months Ended June 30,
Revenue by product (in thousands)	2018	2017	2018	2017
MACI and Carticel implants and kits
Implants - based on contracted rate	$7,362	$2,802	$18,111	$3,099
Implants - subject to third party reimbursement	6,346	7,744	7,430	14,093
Biopsy kits - direct bill	468	423	904	862
Change in estimates related to prior periods	(51)	1,936	(265)	(142)
Epicel
Direct bill (hospital)	4,886	4,048	10,858	8,402
Total revenue	$19,011	$16,953	$37,038	$26,314
Revenue Recognition for License Grants, Milestone and Royalty Payments
The Company recognizes other revenue from contracts with customers related to license grants, milestone related payments and royalty based payments by following the five step model described above.
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

Concentration of Credit Risk
From July 2016 through June 2017, the Company utilized a direct sales model and contracted with Dohmen Life Science Services, LLC (DLSS) to provide administrative services associated with case management and reimbursement support and to provide billing and collection services for MACI. The Company also utilized Vital Care, Inc. (Vital Care) to provide similar billing and collection services for a subset of insurance payers and patients. In the second quarter of 2017, the Company and DLSS mutually terminated their agreement effective June 30, 2017. On May 15, 2017, the Company entered into a distribution agreement with Orsini Pharmaceutical Services, Inc. as a specialty pharmacy distributor of MACI and has engaged a third party services provider to provide the patient support program previously provided by DLSS and to manage patient cases for MACI. The Company’s receivables risk became more concentrated, and the concentration of credit risk also shifted for the Company. The Company sells Epicel directly to hospitals and not through a distributor. The Company's receivables are less concentrated than those for MACI.

The Company's total revenue and accounts receivable balances were comprised of the following concentrations greater than 10% from its largest customers of Carticel, MACI and Epicel, as follows:

	Revenue Concentration		Revenue Concentration		Accounts Receivable Concentration
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2018	2017	2018	2017	2018	2017
MACI and Carticel[1]	39%	14%	41%	9%	50%	46%
Epicel	7%	11%	11%	14%	2%	3%
1 Carticel was removed from the market at the end of the second quarter of 2017

5.	Selected Balance Sheet Components

Inventory as of June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
Raw materials	$3,303	$3,532
Work-in-process	377	226
Finished goods	45	35
Inventory	$3,725	$3,793

Property and equipment, net as of June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
Machinery and equipment	$1,212	$1,249
Furniture, fixtures and office equipment	757	872
Computer equipment and software	3,554	3,536
Leasehold improvements	4,459	4,213
Construction in process	1,583	822
Total property and equipment, gross	11,565	10,692
Less: Accumulated depreciation	(6,892)	(6,621)
	$4,673	$4,071

For both 2018 and 2017, depreciation expense for the three and six months ended June 30 was $0.4 million and $0.8 million, respectively.

Accrued expenses as of June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
Bonus related compensation	$1,452	$2,693
Employee related accruals	3,286	2,389
Other accrued expenses	373	491
	$5,111	$5,573

6.	Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings and in September 2016 and December 2017 the Company issued warrants in connection with the amended debt agreement discussed in note 7 (collectively the Debt Warrants).  The warrants issued in August 2013 (August 2013 Warrants) include anti-dilution price protection provisions that require cash settlement of the warrants and accordingly require the warrants to be recorded as liabilities of the Company at the estimated fair value at the balance sheet date, with changes in estimated fair value recorded as income or expense (non-cash) in the Company’s statement of operations in each subsequent period. The following table describes the outstanding warrants as of June 30, 2018:

	August 2013 Warrants	September 2016 Warrants	December 2017 Warrants
Exercise price	$4.80	$2.25	$4.27
Expiration date	August 16, 2018	September 9, 2022	December 6, 2023
Total shares issuable on exercise	315,500	58,537	53,902

During the six months ended June 30, 2018, the Company issued 409,450 and 45,625 shares of common stock upon the exercise of August 2013 and September 2016 Warrants with an exercise price of $4.80 and $2.25 per share, respectively for proceeds of $2.0 million.

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

The assumptions used by the Company are summarized in the following tables:

August 2013 Warrants	June 30, 2018	December 31, 2017
Closing stock price	$9.70	$5.45
Expected dividend rate	—%	—%
Expected stock price volatility	56.3%	63.7%
Risk-free interest rate	1.77%	1.65%
Expected life (years)	0.13	0.62

7.	Debt

On December 6, 2017, the Company replaced its existing term loan and revolving line of credit agreement with the SVB-MidCap facility which provides access to up to $25.0 million. The updated debt financing consists of a $15.0 million term loan which was drawn at the closing and up to $10.0 million of a revolving line of credit. The term loan is interest only (indexed to Wall Street Journal (WSJ) Prime plus 4.25%) until December 1, 2018 followed by 36 equal monthly payments of principal plus interest maturing December 6, 2021. Under the terms of the agreement, the revolving line of credit is limited to a borrowing base calculated using eligible accounts receivable and maturing December 6, 2021 with an interest rate indexed to WSJ Prime plus 1.25%. The Company is subject to various financial and nonfinancial covenants including but not limited to a monthly minimum net revenue covenant (determined in accordance with GAAP), measured on a trailing twelve month basis. SVB and MidCap have the ability to call debt based on material adverse change clauses which are subjectively determinable and result in a subjective acceleration clause. SVB and MidCap have a shared first priority perfected security interest in all assets of the Company other than intellectual property.

As of June 30, 2018, there was an outstanding balance of $15.0 million under the term loan and $2.5 million under the revolving line of credit (net of total deferred costs of $0.2 million). The weighted average interest rate on the outstanding term and revolving credit loans as of June 30, 2018 was 8.82% in addition to a final payment of 3.6% of the term loan due upon maturity. The available capacity under the revolving line of credit as of June 30, 2018 was $6.8 million. The Company was, and continues to be, in compliance with its financial and non-financial debt covenants.

Annual principal payments on debt at June 30, 2018, are as follows:

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

As of June 30, 2018, there were 3,022,033 shares available for future grant under the 2017 Plan.

Employee Stock Purchase Plan

Employees are able to purchase stock under the Vericel Corporation Employee Stock Purchase Plan (ESPP). The ESPP allows for the issuance of an aggregate of 1,000,000 shares of common stock of which 485,676 have been granted since the inception of the plan in 2015. Participation in this plan is available to substantially all employees. The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. On July 2, 2018, employees purchased 24,242 shares resulting in proceeds from the sale of common stock of $0.2 million under the ESPP.

 Service-Based Stock Options

During the three and six months ended June 30, 2018, the Company granted 119,450 and 1,482,760 service-based options to purchase common stock, respectively.  The options have an exercise price equal to the fair market value per share of common stock on the grant date, generally vest over four years (other than non-employee options which vest over one year), and have a term of ten years. The Company issues new shares upon the exercise of stock options. The weighted average grant-date fair value of service-based options granted under the Option Plan for the three and six month periods ended June 30, 2018 was $9.26 and $6.85, respectively, and $1.86 and $1.94, for the same periods in 2017.

Stock Compensation Expense

Non-cash stock-based compensation expense (employee stock purchase plan and service-based stock options) included in cost of goods sold, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Cost of goods sold	$394	$106	$536	$197
Research and development	442	156	917	214
Selling, general and administrative	1,629	534	2,354	887
Total non-cash stock-based compensation expense	$2,465	$796	$3,807	$1,298

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

Six Months Ended June 30,
Service-Based Stock Options	2018	2017
Expected dividend rate	—%	—%
Expected stock price volatility	82.3 – 88.3%	80.1 – 88.2%
Risk-free interest rate	2.4 – 2.9%	1.8 – 2.3%
Expected life (years)	5.2 – 6.3	5.5 – 6.3

9.	Fair Value Measurements

The Company’s fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

There was no movement between level 1 and level 2 or between level 2 and level 3. The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2018				December 31, 2017
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$1,549	$—	$1,549	$—	$1,014	$—	$1,014	$—

The following table summarizes the change in the estimated fair value of the Company’s outstanding warrant liabilities as of June 30, 2018:

Warrant Liabilities (In thousands)
Balance at December 31, 2017	$1,014
Increase in fair value	2,944
Warrant exercise	(2,409)
Balance at June 30, 2018	$1,549
  The increase in fair value of warrants is due to the increase in stock price which has a direct impact to the Black-Scholes valuation model discussed in note 6.

Revolving and Term Loan Credit Agreements
At each of June 30, 2018 and December 31, 2017, the Company had a total of $17.3 million net debt outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. These fair values represent level 2 under the three-tier hierarchy described above.

10.	Shareholders' Equity

At-the-Market Sales Agreement

On October 10, 2016, the Company entered into an at-the-market sales agreement with Cowen (ATM Agreement), pursuant to which the Company could sell shares of its common stock through Cowen, as sales agent, in registered transactions from the Company's shelf registration statement filed in June 2015, for aggregate proceeds of up to $25.0 million.  Shares of common stock sold under the ATM were sold at market prices.  The Company was required to pay up to 3% of the gross proceeds to Cowen as a commission. A total of 2,340,879 shares of common stock were sold under the ATM Agreement of which 1,983,023 were sold in 2017 for proceeds of $7.2 million (net of $0.3 million in commission and issuance costs). There were no shares sold under the ATM Agreement during the six months ended June 30, 2018. Effective May 29, 2018, the Company terminated the ATM Agreement and no further sales pursuant to the ATM Agreement will be made following such date of termination.

Public Equity Offering

In June 2018, the Company sold a total of 5,750,000 shares of its common stock in an underwritten public offering at a price per share of $13.00 per share.  The Company received proceeds of $70.1 million, net of $4.7 million of underwriters’ discount and issuance costs consisting primarily of legal and accounting fees. The Company recorded these proceeds as a common stock issuance.

11.	Net Loss Per Common Share

The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands except per share amounts)	2018	2017	2018	2017
Numerator:
Net loss	$(4,651)	$(2,388)	$(12,310)	$(12,166)
Denominator for basic and diluted EPS:
Weighted-average common shares outstanding	38,349	32,765	37,251	32,333
Net loss per share attributable to common shareholders (basic and diluted)	$(0.12)	$(0.07)	$(0.33)	$(0.38)

Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options, warrants and preferred stock) that have been excluded from the computations of diluted net loss per common share at June 30, 2018 and 2017 were 5.8 million and 5.5 million, respectively.

12. Commitments and Contingencies

The Company leases facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. In March 2016, the Company amended its current lease in Cambridge to, among other provisions, extend the term until February 2022. Under the amendment, the landlord will contribute approximately $2.0 million toward the cost of tenant improvements. The contribution toward the cost of tenant improvements is recorded as deferred rent on the Company's condensed consolidated balance sheet and is amortized to the Company's condensed consolidated statement of operations as reductions to rent expense over the lease term. As of June 30, 2018, the Company has recorded $1.9 million of leasehold improvements funded by the tenant improvement allowance.

In addition to the property leases, the Company also leases an offsite warehouse, various vehicles and computer equipment. The Company's purchase commitments consist of minimum purchase amounts of materials used in the Company's cell manufacturing process to manufacture its marketed cell therapy products.

As of June 30, 2018, future minimum payments related to leases and other contractual obligations are as follows:

(In thousands)	Total	2018	2019	2020	2021	2022	More than 5 years
Operating leases	$18,200	$2,515	$4,932	$4,922	$4,813	$954	$64
Debt and interest related payments	21,169	1,192	6,254	5,794	7,929	—	—
Purchase commitments	2,682	68	676	646	646	646	—
Capital leases	77	39	14	10	10	4	—
Total	$42,128	$3,814	$11,876	$11,372	$13,398	$1,604	$64

Rent expense for the three and six months ended June 30, 2018 was $1.3 million and $2.8 million, respectively, and $1.3 million and $2.7 million for the same periods in 2017.

13. License Agreement

On May 10, 2017, the Company announced that it has entered into a License Agreement (License Agreement) with Innovative Cellular Therapeutics CO., LTD. (ICT), a leading cell therapy company and developer of CAR-T cell therapy for cancer treatment, for the development and distribution of the Company's product portfolio in Greater China, South Korea, Singapore, and other countries in Asia. ICT acquired an exclusive license to certain patent rights, know-how and intellectual property relating to Carticel, MACI, ixmyelocel-T, and Epicel. The remaining variable consideration, which is related to the development and commercialization milestones and royalty based payments, is monitored for completion and related revenue recognition as discussed in note 4.

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

Product Portfolio

Our approved and marketed products include two approved autologous cell therapy products: MACI, a third generation autologous implant for the repair of symptomatic, full-thickness cartilage defects of the knee in adult patients and Epicel, a permanent skin replacement for full thickness burns in adults and pediatrics with greater than or equal to 30% of TBSA, both of which are currently marketed in the U.S. We also own Carticel, a first-generation product for autologous chondrocyte implantation, or ACI, which is no longer marketed in the U.S. Until 2017, our active product candidate portfolio included ixmyelocel-T, a patient-specific multicellular therapy for the treatment of advanced heart failure due to dilated cardiomyopathy, or DCM. We have no current plans to continue the development of ixmyelocel-T unless funded by a partner.

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

In the U.S., the physician target audience which repairs cartilage defects is very concentrated and is comprised of a group of physicians who self-identify as or have the formal specialty of sports medicine physicians. We believe this target audience is approximately 3,000 physicians. During 2017 we announced the expansion of our field force from 28 to 40 representatives, the vast majority of whom we have employed and were in the field by the beginning of the second quarter of 2018. Most private payers have a medical policy that allows treatment with MACI. All of the top 30 largest commercial payers for Carticel have a formal medical policy for MACI or ACI in general. For those private payers which have not yet approved a medical policy for MACI, for medically appropriate cases, we can often obtain approval on a case by case basis. For the three and six months ended June 30, 2018, net revenues for MACI were $14.1 million and $26.2 million, respectively.

Epicel

Epicel is a permanent skin replacement for full thickness burns greater than or equal to 30% of TBSA.  Epicel is regulated by the Center for Biologics Evaluation and Research, or CBER of the Federal Drug Administration, or FDA under medical device authorities, and is the only FDA-approved autologous epidermal product available for large total surface area burns. Epicel was designated as a HUD in 1998 and a Humanitarian Device Exception (HDE) application for the product was submitted in 1999.  HUDs are devices that are intended for diseases or conditions that affect fewer than 8,000 individuals annually in the U.S. Under an HDE approval, a HUD cannot be sold for an amount that exceeds the cost of research and development, fabrication and distribution unless certain conditions are met. For the three and six months ended June 30, 2018, net revenues for Epicel were $4.9 million and $10.9 million, respectively.

A HUD is eligible to be sold for profit after receiving HDE approval if the device meets certain eligibility criteria, including where the device is intended for the treatment of a disease or condition that occurs in pediatric patients and such device is labeled for use in pediatric patients. If the FDA determines that a HUD meets the eligibility criteria, the HUD is permitted to be sold for profit as long as the number of devices distributed in any calendar year does not exceed the Annual Distribution Number (ADN). The ADN is defined as the number of devices reasonably needed to treat a population of 8,000 individuals per year in the U.S.

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

Ixmyelocel-T has been granted a U.S. Orphan Drug designation by the FDA for the treatment of DCM. We completed enrolling and treating patients in our completed Phase 2b ixCELL-DCM study in February, 2015. Patients were followed for 12 months for the primary efficacy endpoint of major cardiac adverse events, or MACE. On March 10, 2016, we announced the trial had met its primary endpoint of reduction in clinical cardiac events and that the incidence of adverse events, including serious adverse events, in patients treated with ixmyelocel-T was comparable to patients in the placebo group.  Patients were then followed for an additional 12 months for safety. Because the trial met the primary endpoint, patients who received placebo or were randomized to ixmyelocel-T in the double-blind portion of the trial but did not receive ixmyelocel-T have been offered the option to receive ixmyelocel-T. We successfully treated the last patients in February, 2017, and the last follow-up visit occurred approximately one year later. In addition, we have conducted clinical studies for the treatment of critical limb ischemia, and an ixmyelocel-T investigator-initiated clinical study was conducted for the treatment of craniofacial reconstruction.

On September 29, 2017, the FDA indicated we would be required to conduct at least one additional Phase 3 clinical study to support a BLA for ixmyelocel-T.  Given the expense required to conduct further development and our focus on growing our existing commercial products, at this time we have no current plans to initiate or fund a Phase 3 trial on our own but instead are seeking a partner to fund further development.

Results of Operations

Net Loss

Our net loss for the three and six months ended June 30, 2018 totaled $4.7 million and $12.3 million, respectively and $2.4 million and $12.2 million for the same periods in 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Total revenues	$19,011	$16,953	$37,038	$26,314
Cost of product sales	7,727	7,670	15,393	14,779
Gross profit	11,284	9,283	21,645	11,535
Total operating expenses	15,530	11,804	30,213	23,679
Loss from operations	(4,246)	(2,521)	(8,568)	(12,144)
Other income (expense)	(405)	133	(3,742)	(22)
Net loss	$(4,651)	$(2,388)	$(12,310)	$(12,166)

Net Revenues

Net revenues increased for the three months ended June 30, 2018 compared to the same period the previous year due primarily to significant volume increases for both MACI and Epicel. During the three months ended June 30, 2017, we reversed a revenue reserve of $1.4 million related to a dispute between a third party payer and our distributor of MACI and Carticel for which we originally recorded a $2.8 million reserve during the three months ended March 31, 2017.

 Net revenues increased for the six months ended June 30, 2018 compared to the same period the previous year due primarily to significant volume increases for both MACI and Epicel. During the six months ended June 30, 2017, we recorded a revenue reserve of $1.4 million related to a dispute between a third party payer and our distributor of MACI and Carticel.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by product (in thousands)	2018	2017	2018	2017
Carticel and MACI	$14,125	$12,905	$26,180	$17,912
Epicel	4,886	4,048	10,858	8,402
Total Revenue	$19,011	$16,953	$37,038	$26,314

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

Gross Profit and Gross Profit Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Gross profit	$11,284	$9,283	$21,645	$11,535
Gross profit %	59%	55%	58%	44%

Gross profit ratio increased for the three and six months ended June 30, 2018 compared to the same period in 2017 due primarily to an increase in MACI and Epicel sales combined with a significant portion of our manufacturing costs being fixed.

Research and Development Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Research and development costs	$3,739	$2,971	$7,468	$6,438

The following table summarizes the approximate allocation of cost for our research and development projects:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Dilated Cardiomyopathy	$604	$1,193	$1,160	$3,141
MACI	2,357	1,063	4,778	1,924
Carticel	66	214	102	324
Epicel	712	501	1,428	1,049
Total research and development costs	$3,739	$2,971	$7,468	$6,438

 Research and development costs for the three months ended June 30, 2018 were $3.7 million versus $3.0 million for the same period a year ago. The increase was due primarily to the continued increase in MACI research and development costs related to preparations for a pediatric clinical study, a post-approval FDA commitment, in the U.S. which offset the ixCELL-DCM trial expenses that were incurred in 2017. There was also an additional $0.3 million in stock compensation expense for the three months ended June 30, 2018 compared to the same period a year ago due to an increase in our stock price.

Research and development costs for the six months ended June 30, 2018 were $7.5 million versus $6.4 million for the same period a year ago. The increase was due primarily to the continued increase in MACI research and development costs related to preparations for a pediatric clinical study in the U.S. which offset the ixCELL-DCM trial expenses that were incurred in 2017. There was also an additional $0.7 million in stock compensation expense for the six months ended June 30, 2018 compared to the same period a year ago due to an increase in our stock price.

Selling, General and Administrative Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Selling, general and administrative costs	$11,791	$8,833	$22,745	$17,241

Selling, general and administrative costs for the three months ended June 30, 2018 were $11.8 million compared to $8.8 million for the same period a year ago. The increase in selling, general and administrative costs for the three months ended June 30, 2018 is due primarily to a $1.1 million increase in MACI sales force employee expenses as a result of the sales force expansion in 2018 as compared to 2017 and $0.5 million additional spend on reimbursement and case management services. There was also an additional $1.1 million in stock compensation expense for the three months ended June 30, 2018 compared to the same period a year ago.

Selling, general and administrative costs for the six months ended June 30, 2018 were $22.7 million versus $17.2 million for the same period a year ago. The increase in selling, general and administrative costs for the six months ended June 30, 2018 is due primarily to a $2.1 million increase in MACI sales force employee expenses as a result of the sales force expansion as compared to 2017 and $1.1 million additional spend on reimbursement and case management services. There was also an additional $1.4 million in stock compensation expense for the six months ended June 30, 2018 compared to the same period a year ago.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Decrease (increase) in fair value of warrants	$(37)	$441	$(2,944)	$548
Foreign currency translation loss	(5)	(13)	(49)	(14)
Other income	2	1	48	1
Net interest expense	(365)	(296)	(797)	(557)
Total other expense	$(405)	$133	$(3,742)	$(22)

The change in other income and expense for the three and six months ended June 30, 2018 compared to 2017 is due primarily to the change in warrant value as a result of the increase in our stock price and the reduction in the time to maturity. Fluctuations in the fair value of the warrants in future periods could result in significant non-cash adjustments to the condensed consolidated financial statements; however, any income or expense recorded will not impact our cash, operating expenses or cash flow.

Stock Compensation

Non-cash stock-based compensation expense included in cost of goods sold, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Cost of goods sold	$394	$106	$536	$197
Research and development	442	156	917	214
Selling, general and administrative	1,629	534	2,354	887
Total non-cash stock-based compensation expense	$2,465	$796	$3,807	$1,298

The changes in stock-based compensation expense are due primarily to fluctuations in the fair value of the options granted in 2018 compared to 2017 as a result in the increase in stock price.

Liquidity and Capital Resources

Since the acquisition in 2014 of the CTRM Business of Sanofi, our primary focus has been to invest in our existing commercial business with the goal of growing revenue. In June 2018, we sold a total of 5,750,000 shares of our common stock in an underwritten public offering at a price of $13.00 per share. We received proceeds of $70.1 million, net of $4.7 million of underwriters’ discount and issuance costs consisting primarily of legal and accounting fees. We recorded these proceeds as a common stock issuance. We currently intend to use the net proceeds from this offering primarily for general corporate purposes, as well as to expand our business by in-licensing or acquiring, as the case may be, product candidates, technologies, other assets, commercial products or businesses which would be complementary to our existing commercial franchises or our advanced cell therapy platform; however, we have no current commitments or obligations to do so.

 We have raised significant funds in order to complete our product development programs, and complete clinical trials needed to market and commercialize our products.  To date, we have financed our operations primarily through public and private sales of our equity securities, and funds from the SVB-Mid-Cap facility.

In 2016 we entered into an ATM Agreement with Cowen as sales agent to sell, from time to time, our common stock, no par value per share (ATM Shares), having an aggregate sale price of up to $25.0 million, through an “at the market offering” program. Any ATM Shares sold were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-205336). Effective May 29, 2018, we terminated the ATM Agreement and no further sales pursuant to the ATM Agreement will be made. There were no shares sold under the ATM Agreement during the six months ended June 30, 2018.

Our cash totaled $95.0 million as of June 30, 2018. During the six months ended June 30, 2018, the cash used for operations was $5.0 million.  The cash used for operations was fueled largely by our operating loss of $12.3 million offset by noncash charges including $3.8 million of stock compensation expense, $2.9 million due to the change in fair value of warrants and $0.8 million of depreciation expense.

The change in cash used for investing activities is the result of property plant and equipment purchases of $1.0 million for manufacturing upgrades through June 30, 2018.

The change in cash provided from financing activities is the result of net proceeds from our recent follow-on public offering of common stock of $70.1 million, proceeds from the exercise of stock options of $2.1 million and the exercise of warrants of $2.0 million during the six months ended June 30, 2018.

We have a term loan and revolving line of credit agreement with SVB and MidCap Financial Services, or MidCap, which provide access to up to $25.0 million. The debt financing consists of a $15.0 million term loan which was drawn at the closing and up to $10.0 million of a revolving line of credit. The term loan is interest only (indexed to Wall Street Journal (WSJ) Prime plus 4.25%) until December 1, 2018 followed by 36 equal monthly payments of principal plus interest maturing December 6, 2021. Per the initial terms of the agreement, the revolving credit is limited to a borrowing base calculated using eligible accounts receivable maturing December 6, 2021 with an interest rate indexed to WSJ Prime plus 1.25%. In connection with the SVB-MidCap facility, we must remain in compliance with minimum monthly net revenue covenants (determined in accordance with U.S. GAAP), measured on a trailing twelve month basis. SVB and MidCap also have the ability to call debt based on material adverse change clauses which are subjectively determinable and result in a subjective acceleration clause. We do not believe any material adverse changes have occurred. While we believe the acceleration of the due date may be reasonably possible, it is not probable and therefore, the debt is classified in current and non-current liabilities. SVB and MidCap have a shared first priority perfected security interest in all of our assets other than intellectual property. As of June 30, 2018, there was an outstanding balance of $15.0 million under the term loan and $2.5 million under the revolving line of credit.

While we believe that, based on our current cash on hand, we are in a position to sustain operations through at least August 2019, if actual results differ from our projections or we pursue other strategic opportunities, we may need to access additional capital. In addition, if our revenues do not meet the existing threshold set forth in the debt covenants, and we are unable to renegotiate those thresholds, SVB could call the debt immediately. Such events could result in the need for additional funds. However, we may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of our shareholders. Actual cash requirements may differ from projections and will depend on many factors, including the level of future research and development, the scope and results of ongoing and potential clinical trials, the costs involved in filing, prosecuting and enforcing patents, the need for additional manufacturing capacity, competing technological and market developments, costs of possible acquisition or development of complementary business activities, and the cost to market and market acceptance of our products.

Off-Balance Sheet Arrangements

At June 30, 2018, we were not party to any off-balance sheet arrangements.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Form 10-K for the fiscal year ended December 31, 2017 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. With the exception of the new revenue standard which has been discussed in note 4 to these financial statements, there have been no material changes to that information disclosed in our Annual Report during the six months ended June 30, 2018.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. For additional information regarding our market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Management of the Company, with the participation of its Certifying Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules l3a-15(e) and l5d-15(e) under the Exchange Act. Based on the evaluation as of June 30, 2018, our Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we receive threats or may be subject to litigation matters incidental to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The risks described in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are not the only risks the Company faces. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely affect the Company’s business, financial condition, results of operations or cash flows.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any repurchases or unregistered issuances of its equity securities during the quarter ended June 30, 2018.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

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

Date: August 6, 2018

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GERARD MICHEL
Gerard Michel
Chief Financial Officer and Vice President, Corporate Development
(Principal Financial Officer)