Form 10-Q
period 2018-09-30
Vericel Corp
filed 2018-11-06
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes - ☒  No - ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes - ☒ No - ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer - ☐	Accelerated filer - ☒
Non-accelerated filer - ☐	Smaller reporting company - ☒
Emerging growth company - ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes - ☐  No - ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	43,347,348
(Class)	Outstanding at November 2, 2018

VERICEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$53,289	$26,862
Short term investments	44,462	—
Accounts receivable (net of allowance for doubtful accounts of $286 and $249, respectively)	15,528	18,270
Inventory	3,638	3,793
Other current assets	2,339	1,581
Total current assets	119,256	50,506
Property and equipment, net	5,207	4,071
Total assets	$124,463	$54,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,580	$5,552
Accrued expenses	5,592	5,573
Deferred rent	534	420
Current portion of term loan credit agreement (net of deferred costs of $69 and $67, respectively)	4,097	350
Warrant liabilities	—	1,014
Other	189	181
Total current liabilities	14,992	13,090
Revolving and term loan credit agreement (net of deferred costs of $150 and $196, respectively)	13,183	16,888
Deferred rent	1,813	2,059
Total liabilities	29,988	32,037
COMMITMENTS AND CONTINGENCIES (Note 13)
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 43,170 and 35,861, respectively	468,447	383,020
Other comprehensive loss	(18)	—
Warrants	302	397
Accumulated deficit	(374,256)	(360,877)
Total shareholders’ equity	94,475	22,540
Total liabilities and shareholders’ equity	$124,463	$54,577

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product sales, net	$22,484	$14,260	$59,522	$40,574
Cost of product sales	8,138	7,186	23,531	21,965
Gross profit	14,346	7,074	35,991	18,609
Research and development	3,113	2,919	10,581	9,357
Selling, general and administrative	12,569	8,186	35,314	25,427
Total operating expenses	15,682	11,105	45,895	34,784
Loss from operations	(1,336)	(4,031)	(9,904)	(16,175)
Other income (expense):			0
Decrease (increase) in fair value of warrants	420	(1,060)	(2,524)	(512)
Foreign currency translation loss	—	(6)	(49)	(20)
Interest income	307	2	390	6
Interest expense	(460)	(317)	(1,340)	(878)
Other income	—	5	48	6
Total other income (expense)	267	(1,376)	(3,475)	(1,398)
Net loss	$(1,069)	$(5,407)	$(13,379)	$(17,573)

Net loss per share attributable to common shareholders (Basic and Diluted)	$(0.02)	$(0.16)	$(0.34)	$(0.54)
Weighted average number of common shares outstanding (Basic and Diluted)	42,925	33,667	39,163	32,783

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(1,069)	$(5,407)	$(13,379)	$(17,573)
Other comprehensive loss:
Net change in unrealized loss on investments	$(18)	—	$(18)	$—
Comprehensive loss	$(1,087)	$(5,407)	$(13,397)	$(17,573)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(13,379)	(17,573)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	1,133	1,186
Stock compensation expense	5,739	2,053
Change in fair value of warrants	2,524	512
Inventory provision	303	232
Loss on sale of fixed assets	23	—
Foreign currency translation loss	49	20
Change in operating assets and liabilities:
Inventory	(148)	(793)
Deferred rent	(132)	91
Accounts receivable	2,742	1,663
Prepaid and other current assets	(758)	(202)
Accounts payable	(1,212)	(1,068)
Accrued expenses	19	(9)
Other assets and liabilities, net	74	(129)
Net cash used for operating activities	(3,023)	(14,017)
Investing activities:
Purchases of short term investments	(44,480)	—
Expenditures for property, plant and equipment	(2,101)	(792)
Net cash used in investing activities	(46,581)	(792)
Financing activities:
Net proceeds from equity offering	70,028	—
Net proceeds from common stock issuance due to stock option exercises	3,310	7,549
Proceeds from exercise of warrants	2,716	—
Other	(23)	(252)
Net cash provided by financing activities	76,031	7,297
Net increase (decrease) in cash and cash equivalents	26,427	(7,512)
Cash and cash equivalents at beginning of period	26,862	22,978
Cash and cash equivalents at end of period	$53,289	$15,466

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2018 (UNAUDITED)

1.	Organization

Vericel Corporation, a Michigan corporation (together with its consolidated subsidiaries referred to herein as the Company, Vericel, we, us or our), was incorporated in March 1989 and began employee-based operations in 1991. On May 30, 2014, Vericel completed the acquisition of certain assets and assumed certain liabilities of Sanofi, a French société anonyme (Sanofi), including all of the outstanding equity interests of Genzyme Biosurgery ApS (Genzyme Denmark or the Danish subsidiary) (now known as Vericel Denmark ApS), a wholly-owned subsidiary of Sanofi, and a portfolio of patents and patent applications of Sanofi and certain of its subsidiaries for purposes of acquiring the portion of the cell therapy and regenerative medicine business (the CTRM Business), related to the MACI®, Carticel® and Epicel® products. The Company is a fully integrated, commercial-stage biopharmaceutical company and currently markets MACI® and Epicel® in the U.S. The Company is a leader in advanced cell therapies for the sports medicine and severe burn care markets and a developer of patient-specific expanded cell therapies for use in the treatment of patients with severe diseases and conditions. MACI® (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults that was approved by the FDA on December 13, 2016. The first shipment and implantation of MACI occurred on January 31, 2017. At the end of the second quarter of 2017, the Company removed MACI’s predecessor, Carticel® (autologous cultured chondrocytes), from the market. Carticel is an autologous chondrocyte implant indicated for the repair of symptomatic cartilage defects of the femoral condyle (medial, lateral or trochlea), caused by acute or repetitive trauma, in patients who have had an inadequate response to a prior arthroscopic or other surgical repair procedure (e.g., debridement, microfracture, drilling/abrasion arthroplasty, or osteochondral allograft/autograft). The Company also markets Epicel® (cultured epidermal autografts), a permanent skin replacement Humanitarian Use Device (HUD) for the treatment of patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (TBSA). The Company operates its business primarily in the U.S. in one reportable segment — the research, product development, manufacture and distribution of patient-specific, expanded cellular therapies for use in the treatment of specific diseases.

The accompanying condensed consolidated financial statements have been prepared on a basis, which assumes that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  As of September 30, 2018, the Company has an accumulated deficit of $374.3 million and had a net loss of $1.1 million during the quarter ended September 30, 2018.  The Company had cash and cash equivalents of $53.3 million, and short term investments of $44.5 million as of September 30, 2018.  The Company expects that existing cash, cash equivalents and short term investments together with its term loan and revolving line of credit agreement with Silicon Valley Bank (SVB) and MidCap Financial Services (MidCap) (the SVB-MidCap facility), will be sufficient to support the Company's current operations through at least November 2019.  In connection with the SVB-MidCap facility, the Company must remain in compliance with minimum monthly net revenue covenants (determined in accordance with U.S. GAAP), measured on a trailing twelve month basis. SVB and MidCap also have the ability to call debt based on material adverse change clauses, which are subjectively determinable and result in a subjective acceleration clause. If the Company is not in compliance with the monthly net revenue covenants or the subjective acceleration clauses are triggered under the SVB-MidCap facility, then SVB may call the debt.  As of September 30, 2018, the Company was in compliance with the minimum revenue covenant set forth in the Third Loan Modification Agreement between the Company, SVB and MidCap. The Company may seek additional funding through debt or equity financings.  However, the Company may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders.

2.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year or for any other period. The September 30, 2018 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 5, 2018 (Annual Report).

Consolidated Statement of Cash Flows

The following table presents certain supplementary cash flows information for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018
(In thousands)	2018	2017
Supplementary Cash Flows information:
Warrants exercised for common stock	$3,538	$—
Interest paid (net of interest capitalized)	1,161	691
Shares converted to common from preferred stock	—	38,389
Additions to equipment in process included in accounts payable	191	486

3.	Recent Accounting Pronouncements

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

Accounting for Leases

The FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In accordance with the updated guidance, lessees are required to recognize the assets and liabilities arising from operating leases on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within 2019. The Company has evaluated its leasing arrangements under the issued guidance and determined all leases are classified as operating leases and will be recognized as assets and future payments as liabilities on the balance sheet. Based on the Company's evaluation to date, the Company expects that the adoption of the new leasing standards will result in the recognition of material right-to-use assets and liabilities in the Company's condensed consolidated balance sheet. The adoption of the new leasing standards is not expected to have a material impact to the Company's condensed consolidated statements of income.

Accounting for Non-Employee Share Based Payment Arrangements

The FASB issued guidance to expand the scope of stock compensation guidance to include stock compensation granted to nonemployees. Previously, stock compensation granted to nonemployees was subject to vesting date, as opposed to grant date, fair value principles that required companies to re-measure fair value at each reporting period until settlement for equity classified awards. The guidance for non-employee stock compensation accounting for equity-classified awards was updated, and these awards are now subject to fixed grant date fair value principles which eliminates the variable mark-to-market accounting. The non-employee stock awards granted by the Company have a service condition but no performance condition, each of which is measured using the Black-Scholes valuation model. The guidance was adopted early and applied as of July 1, 2018 and reflected in the Company's financial statements. The impact upon adoption was not material and no cumulative adjustment was recorded.

Measuring Credit Losses on Financial Instruments

The FASB issued updated guidance on measuring credit losses on financial instruments. The guidance removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Prior to the updated guidance, credit losses are recognized when it is probable that the loss has been incurred. The revised guidance removes all recognition thresholds and requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that a company expected to collect over the instrument’s contractual life. The guidance is effective for annual reporting periods beginning after December 15, 2019. The Company is currently in the process of evaluating the impact to its consolidated financial statements.

4. Revenue
 Revenue Recognition and Net Product Sales
The new revenue standard became effective for the Company on January 1, 2018, and was adopted using the modified retrospective method. Based on the Company's evaluation of all of its product revenue contracts under the new revenue standard there was no cumulative adjustment recorded in the financial statements upon adoption of Accounting Standards Codification 606, Revenue Recognition, (ASC 606) on January 1, 2018. For the three and nine months ended September 30, 2018, the timing and amount of revenue recognized under ASC 606 is not materially different from that under the previous guidance.
The Company recognizes product revenue from sales to a customer (distributor or hospital) following the five step model in ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation. Under this revenue standard, the Company recognizes revenue when its customer obtains control of the promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods. There are no contractual rights of returns, refunds or similar obligations related to MACI, kits, or Epicel as of September 30, 2018; however, in certain limited cases the Company will accept a product return if a surgery is canceled. Revenue is not recognized in these cases, and historically such amounts have been insignificant.
Currently, for MACI, MACI kits and Epicel there are no variable pricing arrangements related to warranties or rebates offered to customers. The majority of orders are due within 60 days of delivery. Shipping and handling fees are included as a component of revenue. The Company recognizes any commission fees as an expense when incurred due to the short-term nature (less than 1 year) of the time from order of a product to delivery. These fees are included in selling, general, and administrative expenses. There are no returns, refunds or similar obligations related to MACI, MACI kits, or Epicel as of September 30, 2018.
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
The Company recognizes product revenues from sales of MACI (and previously Carticel) implants upon delivery at which time the customer is in control of the implant and the claim is billable. Prior authorization or confirmation of coverage level by the patient’s private insurance plan, hospital or government payer is a prerequisite to the shipment of product to a patient. As noted above, the Company's net product revenues are based on contracted rates or estimated based on expected payments from the insurance provider, hospital or patient. The estimates of such payment amounts vary by customer and payer and are based on either contracted rates, publicly available rates or past payer precedents. Changes in estimates are recorded through revenue in the period such change occurs. Net product revenues from sales to distributors may include a prompt pay discount.
On July 25, 2018 and August 10, 2018, the Company entered into amendments to its distribution agreement with Orsini Pharmaceutical Services, Inc. (Orsini). The amendments modified certain payment terms for surgeries after June 15, 2018. In addition, under the revised agreement, the parties agreed to eliminate Orsini's right to serve as the Company's exclusive distributor for MACI as the Company is moving to a limited expanded network of distributors. Orsini remains the exclusive pharmacy supplying MACI for only an enumerated list of payers. The amended agreement includes a provision whereby the Company retains the credit and collection risk from the end customer on implants after June 15, 2018. Orsini performs the collection activities. The net product revenues for these cases are based on expected payments from the insurance provider, hospital or patient. The estimates of such payment amounts vary by customer and payer and are based on either contracted rates, publicly available rates or past payer precedents. Changes in estimates are recorded through revenue in the period such change occurs.
Pursuant to the revised arrangement, the Company will pay Orsini a dispensing fee on a per implant basis. In addition, in consideration of Orsini’s future administrative services related to the amendment, the Company has agreed to pay Orsini an incremental fee of approximately $1.3 million which will be paid as a service fee based on a fixed number of MACI cases subsequent to the date of amendment with any unpaid amount due to Orsini at June 30, 2019 or upon termination of the agreement by the Company, if earlier.

On July 26, 2018, the Company entered into a Dispensing Agreement (Dispensing Agreement) with AllCare Plus Pharmacy, Inc. (AllCare). Pursuant to the Dispensing Agreement, the Company appoints AllCare as a non-exclusive specialty pharmacy provider of MACI. The Company will pay to AllCare a fee for each patient to whom MACI is dispensed. Under the Dispensing Agreement, the Company retains the credit and collection risk from the end customer on all implants. The net product revenues for these cases are based on contracted rates stated in the approved contract or other documentation with the insurance provider, hospital or patient.
Epicel
The Company sells Epicel directly to hospitals based on contracted rates stated in the approved contract or purchase order. Similar to MACI, there is no obligation to manufacture skin grafts upon receipt of a skin biopsy, and Vericel has no contractual right to receive payment until the product is delivered to the hospital. The Company recognizes product revenues from sales of Epicel upon delivery to the hospital at which time the customer is in control of the skin grafts and the claim is billable to the hospital.
Revenue by Product and Customer
The following table and description below shows the products from which the Company generated its revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by product (in thousands)	2018	2017	2018	2017
MACI and Carticel implants and kits
Implants - based on contracted rate	$243	$8,046	$18,354	$11,145
Implants - subject to third party reimbursement	15,593	1,079	23,156	15,172
Biopsy kits - direct bill	488	412	1,392	1,274
Change in estimates related to prior periods	125	372	(273)	230
Epicel
Direct bill (hospital)	6,035	4,351	16,893	12,753
Total revenue	$22,484	$14,260	$59,522	$40,574
Revenue Recognition for License Grants, Milestone and Royalty Payments
The Company recognizes other revenue from contracts with customers related to license grants, milestone related payments and royalty based payments by following the five step model described above.
Upon adoption of ASC 606, the Company reassessed the accounting for its license agreement with Innovative Cellular Therapeutics CO., LTD. (ICT) discussed in note 15. The Company identified its performance obligations under the agreement, which include the license, a training obligation, and supply of certain raw materials for technology transfer. Based on its assessment of this agreement under the new revenue standard the Company determined that the license is distinct and provides ICT with the right to use the Company's technology and accordingly revenue should be recognized at the point in time at which the Company delivered the license (December 2017). This evaluation was based on 1) the rights provided to ICT under the license, including the ability to sublicense, 2) the nature of the technology (primarily rights to technology already commercially approved in the US) and 3) ICT's ability to benefit from the license on its own including using its own existing resources as a manufacturer of autologous cell therapies. The transaction price was determined to be $1.2 million. No milestones or royalties are included in the transaction price as the criteria for including these variable payments have not yet been met. The Company assessed the allocation of arrangement consideration noting no differences in allocation from that determined under ASC 605. The license was delivered in December 2017, and revenue of $1.2 million was recorded in 2017 under the then applicable revenue accounting standard ASC 605. Based upon the Company's evaluation under ASC 606 there was no change in amount or timing of revenue recognized for the agreement, and therefore no cumulative change adjustment was recorded upon adoption of the new revenue standard on January 1, 2018. The Company’s remaining performance obligations under the ICT license agreement consist of a training obligation related to technology transfer, and supply of certain raw materials for technology transfer.
The ICT license agreement provides for future milestone payments due to the Company upon the achievement of certain developmental and commercial events. The Company evaluates these milestones under the new revenue recognition standard at contract inception and at each reporting period date. Based on the Company’s evaluations to date, the Company has not included any of the future milestones in its determination of the transaction price because it is not yet probable that a significant reversal of revenue would not occur if the milestones were to be recognized. This evaluation was based on 1) the pace and eventual achievement of the milestones are largely dependent on ICT’s performance of its contractual obligations and the Company has no prior experience to determine the likelihood of ICT performing those obligations, and 2) the transfer of the funds for each of the milestone payments by ICT to the Company, if achieved, is subject to approval by the State Administration of Foreign Exchange of the People's Republic of China. The Company does not anticipate receiving any milestone payments in 2018 or in the near-term. Furthermore, there can be no assurance that the Company will receive any such milestone or receive any such transfer of funds from ICT ever.
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
Concentration of Credit Risk
From July 2016 through June 2017, the Company utilized a direct sales model and contracted with Dohmen Life Science Services, LLC (DLSS) to provide administrative services associated with case management and reimbursement support and to provide billing and collection services for MACI. The Company also utilized Vital Care, Inc. (Vital Care) to provide similar billing and collection services for a subset of insurance payers and patients. In the second quarter of 2017, the Company and DLSS mutually terminated their agreement effective June 30, 2017. On May 15, 2017, the Company entered into a distribution agreement with Orsini Pharmaceutical Services, Inc. as a specialty pharmacy distributor of MACI and has engaged a third party services provider to provide the patient support program previously provided by DLSS and to manage patient cases for MACI. The Company’s receivables risk and credit risk became more concentrated from June 30, 2017 through June 15, 2018 due to the shift from DLSS to Orsini. Beginning June 16, 2018, the concentration of risk decreased because the Company retains the credit and collection risk from the end customer on implants after June 15, 2018. The Company sells Epicel directly to hospitals and not through a distributor. The Company's receivables are less concentrated than those for MACI.

The Company's total revenue and accounts receivable balances were comprised of the following concentrations from its largest customers of Carticel, MACI and Epicel, as follows:

	Revenue Concentration				Accounts Receivable Concentration
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2018	2017	2018	2017	2018	2017
MACI and Carticel[1]	<10%	55%	24%	25%	<10%	46%
Epicel	<10%	10%	<10%	13%	<10%	<10%
1 Carticel was removed from the market at the end of the second quarter of 2017.

5.	Selected Balance Sheet Components

Inventory as of September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
Raw materials	$3,130	$3,532
Work-in-process	456	226
Finished goods	52	35
Inventory	$3,638	$3,793

Property and equipment, net as of September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
Machinery and equipment	$1,424	$1,249
Furniture, fixtures and office equipment	757	872
Computer equipment and software	3,695	3,536
Leasehold improvements	4,459	4,213
Construction in process	2,084	822
Total property and equipment, gross	12,419	10,692
Less: Accumulated depreciation	(7,212)	(6,621)
	$5,207	$4,071

Depreciation expense for the three and nine months ended September 30 2018 was $0.3 million and $1.1 million, respectively, and $0.4 million and $1.2 million, for the same periods in 2017.

Accrued expenses as of September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
Bonus related compensation	$2,180	$2,693
Employee related accruals	2,955	2,389
Other accrued expenses	457	491
	$5,592	$5,573

6.	Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings and in September 2016 and December 2017 the Company issued warrants in connection with the amended debt agreement discussed in note 7 (collectively the Debt Warrants).  The warrants issued in August 2013 (August 2013 Warrants) expired in August 2018, and included anti-dilution price protection provisions that required cash settlement of the warrants and accordingly required the warrants to be recorded as liabilities of the Company at the estimated fair value at the balance sheet date, with changes in estimated fair value recorded as income or expense (non-cash) in the Company’s statement of operations in each subsequent period. The following table describes the outstanding warrants as of September 30, 2018:

	September 2016 Warrants	December 2017 Warrants
Exercise price	$2.25	$4.27
Expiration date	September 9, 2022	December 6, 2023
Total shares issuable on exercise	58,537	53,902

During the nine months ended September 30, 2018, the Company issued 565,895 and 45,625 shares of common stock upon the exercise of August 2013 and September 2016 Warrants with an exercise price of $4.80 and $2.25 per share, respectively for proceeds of $2.7 million. As of September 30, 2018, the unexercised August 2013 warrants expired and no August 2013 warrants are outstanding.

The fair value of the warrants described in the table above were initially measured using the Black-Scholes valuation model.  Inherent in the Black-Scholes valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

7.	Debt

On December 6, 2017, the Company replaced its existing term loan and revolving line of credit agreement with the SVB-MidCap facility which provides access to up to $25.0 million. The updated debt financing consists of a $15.0 million term loan which was drawn at the closing and up to $10.0 million of a revolving line of credit. The term loan is interest only (indexed to Wall Street Journal (WSJ) Prime plus 4.25%) until December 1, 2018 followed by 36 equal monthly payments of principal plus interest maturing December 6, 2021. Under the terms of the agreement, the revolving line of credit is limited to a borrowing base calculated using eligible accounts receivable and maturing December 6, 2021 with an interest rate indexed to WSJ Prime plus 1.25%. The Company is subject to various financial and nonfinancial covenants including but not limited to a monthly minimum net revenue covenant (determined in accordance with GAAP), measured on a trailing twelve month basis. SVB and MidCap have the ability to call debt based on material adverse change clauses, which are subjectively determinable and result in a subjective acceleration clause. SVB and MidCap have a shared first priority perfected security interest in all assets of the Company other than intellectual property.

As of September 30, 2018, there was an outstanding balance of $15.0 million under the term loan and $2.5 million under the revolving line of credit (net of total deferred costs of $0.2 million). The weighted average interest rate on the outstanding term and revolving credit loans as of September 30, 2018 was 9.07% in addition to a final payment of 3.6% of the term loan due upon maturity. The available capacity under the revolving line of credit as of September 30, 2018 was $7.5 million. The Company was, and continues to be, in compliance with its financial and non-financial debt covenants.

Annual principal payments on debt at September 30, 2018, are as follows:

(In thousands)
Years Ending December 31,	Amount
2018	$417
2019	5,000
2020	5,000
2021	7,083
2022	—
Thereafter	—
$17,500

8.	Stock-based Compensation

Stock Option and Equity Incentive Plans

The Company has historically had various stock incentive plans and agreements that provide for the issuance of nonqualified and incentive stock options as well as other equity awards.  Such awards may be granted by the Company’s Board of Directors to certain of the Company’s employees, directors and consultants.  Options granted to employees and non-employees under these plans expire no later than ten years from the date of grant and generally become exercisable over a four year period, under a graded-vesting methodology, following the date of grant.  The Company generally issues new shares upon the exercise of stock options.

For certain non-employee consultants, stock option awards continue to vest post-termination. The guidance for non-employee stock compensation accounting for equity-classified awards was updated, and these awards are now subject to fixed grant date fair value principles which eliminates the variable mark-to-market accounting. The options were valued as of the adoption date July 1, 2018.

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

As of September 30, 2018, there were 2,917,614 shares available for future grant under the 2017 Plan.

Employee Stock Purchase Plan

Employees are able to purchase stock under the Vericel Corporation Employee Stock Purchase Plan (ESPP). The ESPP allows for the issuance of an aggregate of 1,000,000 shares of common stock of which 507,613 have been granted since the inception of the plan in 2015. Participation in this plan is available to substantially all employees. The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. On October 1, 2018, employees purchased 21,937 shares resulting in proceeds from the sale of common stock of $0.2 million under the ESPP.

 Service-Based Stock Options

During the three and nine months ended September 30, 2018, the Company granted 147,000 and 1,629,760 service-based options to purchase common stock, respectively.  The options have an exercise price equal to the fair market value per share of common stock on the grant date, generally vest over four years (other than non-employee options which vest over one year), and have a term of ten years. The Company issues new shares upon the exercise of stock options. The weighted average grant-date fair value of service-based options granted under the Option Plan for the three and nine month periods ended September 30, 2018 was $10.90 and $9.62, respectively, and $2.53 and $1.99, for the same periods in 2017.

Stock Compensation Expense

Non-cash stock-based compensation expense (employee stock purchase plan and service-based stock options) included in cost of goods sold, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Cost of goods sold	$284	$119	$820	$316
Research and development	365	177	1,282	391
Selling, general and administrative	1,283	459	3,637	1,346
Total non-cash stock-based compensation expense	$1,932	$755	$5,739	$2,053

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

Nine Months Ended September 30,
Service-Based Stock Options	2018	2017
Expected dividend rate	—%	—%
Expected stock price volatility	82.3 – 88.3%	80.1 – 88.2%
Risk-free interest rate	2.4 – 2.9%	1.8 – 2.3%
Expected life (years)	5.3 – 6.3	5.5 – 6.3

9.	Cash Equivalents and Investments
Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase and consist primarily of demand deposits, money market funds, overnight repurchase agreements and short duration agency bonds and commercial paper.
Investments
Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than one year as of the balance sheet date. All investments are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive loss. The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses are included in earnings, and are derived for specific-identification method for determining the costs of investments sold. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is reclassified from accumulated other comprehensive income (loss) to the statements of operations. Realized gains and losses are determined on the specific identification method and are included in investment and other income, net.
During the quarter ended September 30, 2018, the Company purchased marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying consolidated balance sheets on a trade date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of September 30, 2018:

	September 30, 2018
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$18,684	$—	$—	$18,684
Repurchase agreements	10,002	—	—	10,002
Commercial paper	21,832	—	—	21,832
Corporate notes	13,058	—	(11)	13,047
U.S. government securities	3,174	—	(1)	3,173
U.S. asset-backed securities	8,430	—	(6)	8,424
	$75,180	$—	$(18)	$75,162
Classified as:
Cash equivalents				$30,700
Short-term investments				44,462
				$75,162
As of September 30, 2018, the Company invested $10.0 million in overnight repurchase agreement securities classified as cash equivalents on the balance sheet.
The Company's portfolio of marketable securities had an average AA- credit rating and there were no marketable securities that the Company considers to be other-than-temporarily impaired as of September 30, 2018. The Company's investment strategy is to buy short-duration marketable securities with a high credit rating. As of September 30, 2018, all marketable securities held by the Company had remaining contractual maturities of one year or less.
If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary,” including the Company's intention to sell and, if so, mark the investment to market through a charge to our consolidated statements of comprehensive loss. There have been no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2018.

10.	Fair Value Measurements

The Company’s fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

There was no movement between level 1 and level 2 or between level 2 and level 3. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, government securities and asset-backed securities are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2018				December 31, 2017
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$18,684	$18,684	$—	$—	$—	—	—	—
Repurchase agreements	10,002	—	10,002	—	—	—	—	—
Commercial paper	21,832	—	21,832	—	—	—	—	—
Corporate notes	13,047	—	13,047	—	—	—	—	—
U.S. government securities	3,173	—	3,173	—	—	—	—	—
U.S. asset-backed securities	8,424	—	8,424	—	—	—	—	—
	$75,162	$18,684	$56,478	$—	$—	$—	$—	$—
Liabilities:
Warrant liabilities	$—	$—	$—	$—	$1,014	$—	$1,014	$—

The following table summarizes the change in the estimated fair value of the Company’s outstanding warrant liabilities as of September 30, 2018:

Warrant Liabilities (In thousands)
Balance at December 31, 2017	$1,014
Increase in fair value (net of expired warrants)	2,524
Warrant exercise	(3,538)
Balance at September 30, 2018	$—
  The increase in fair value of warrants is due to the increase in stock price that has a direct impact on the Black-Scholes valuation model discussed in note 6.

Revolving and Term Loan Credit Agreements
At each of September 30, 2018 and December 31, 2017, the Company had a total of $17.3 million net debt outstanding under our revolving and term loan credit agreements, which are variable rate loans. The fair value of these loans approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions.

11.	Shareholders' Equity

At-the-Market Sales Agreement

On October 10, 2016, the Company entered into an at-the-market sales agreement with Cowen (ATM Agreement), pursuant to which the Company could sell shares of its common stock through Cowen, as sales agent, in registered transactions from the Company's shelf registration statement filed in June 2015, for aggregate proceeds of up to $25.0 million.  Shares of common stock sold under the ATM were sold at market prices.  The Company was required to pay up to 3% of the gross proceeds to Cowen as a commission. A total of 2,340,879 shares of common stock were sold under the ATM Agreement of which 1,983,023 were sold in 2017 for proceeds of $7.2 million (net of $0.3 million in commission and issuance costs). There were no shares sold under the ATM Agreement during the nine months ended September 30, 2018. Effective May 29, 2018, the Company terminated the ATM Agreement and no further sales pursuant to the ATM Agreement will be made following such date of termination.

Public Equity Offering

In June 2018, the Company sold 5,750,000 shares of its common stock in an underwritten public offering at a price per share of $13.00 per share.  The Company received proceeds of $70.1 million, net of $4.7 million of underwriters’ discount and issuance costs consisting primarily of legal and accounting fees. The Company recorded these proceeds as a common stock issuance.

12.	Net Loss Per Common Share

The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands except per share amounts)	2018	2017	2018	2017
Numerator:
Net loss	$(1,069)	$(5,407)	$(13,379)	$(17,573)
Denominator for basic and diluted EPS:
Weighted-average common shares outstanding	42,925	33,667	39,163	32,783
Net loss per share attributable to common shareholders (basic and diluted)	$(0.02)	$(0.16)	$(0.34)	$(0.54)

Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options, warrants and preferred stock) that have been excluded from the computations of diluted net loss per common share at September 30, 2018 and 2017 were 5.3 million and 5.4 million, respectively.

13. Commitments and Contingencies

The Company leases facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. In March 2016, the Company amended its current lease in Cambridge to, among other provisions, extend the term until February 2022. Under the amendment, the landlord will contribute approximately $2.0 million toward the cost of tenant improvements. The contribution toward the cost of tenant improvements is recorded as deferred rent on the Company's condensed consolidated balance sheet and is amortized to the Company's condensed consolidated statement of operations as reductions to rent expense over the lease term. As of September 30, 2018, the Company has recorded $1.9 million of leasehold improvements funded by the tenant improvement allowance.

In addition to the property leases, the Company also leases an offsite warehouse, various vehicles and computer equipment. The Company's purchase commitments consist of minimum purchase amounts of materials used in the Company's cell manufacturing process to manufacture its marketed cell therapy products. The Company’s agreement with Orsini includes certain minimum administrative fees included in purchase commitments below.

As of September 30, 2018, future minimum payments related to leases and other contractual obligations are as follows:

(In thousands)	Total	2018	2019	2020	2021	2022	More than 5 years
Operating leases	$16,915	$1,273	$4,908	$4,902	$4,811	$957	$64
Debt and interest related payments	20,860	814	6,290	5,817	7,939	—	—
Purchase commitments	3,206	526	711	681	644	644	—
Total	$40,981	$2,613	$11,909	$11,400	$13,394	$1,601	$64

Rent expense for the three and nine months ended September 30, 2018 was $1.3 million and $4.1 million, respectively, and $1.5 million and $4.1 million for the same periods in 2017.

14. License Agreement

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

Manufacturing

We have a cell-manufacturing facility in Cambridge, Massachusetts which is used for U.S. manufacturing and distribution of MACI and Epicel. Throughout 2016 and early 2017, we also operated a centralized cell manufacturing facility in Ann Arbor, Michigan.

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

In the U.S., the physician target audience which repairs cartilage defects, is very concentrated and is comprised of a group of physicians who self-identify as or have the formal specialty of sports medicine physicians. We believe this target audience is approximately 3,000 physicians. We expanded our field force from 28 to 40 representatives in 2018. Most private payers have a medical policy that allows treatment with MACI. All of the top 30 largest commercial payers for Carticel have a formal medical policy for MACI or ACI in general. For those private payers, which have not yet approved a medical policy for MACI, for medically appropriate cases, we can often obtain approval on a case by case basis. For the three and nine months ended September 30, 2018, net revenues for MACI were $16.4 million and $42.6 million, respectively.

Epicel

Epicel is a permanent skin replacement for full thickness burns greater than or equal to 30% of TBSA.  Epicel is regulated by the Center for Biologics Evaluation and Research, or CBER of the Federal Drug Administration, or FDA under medical device authorities, and is the only FDA-approved autologous epidermal product available for large total surface area burns. Epicel was designated as a HUD in 1998 and a Humanitarian Device Exception (HDE) application for the product was submitted in 1999.  HUDs are devices that are intended for diseases or conditions that affect fewer than 8,000 individuals annually in the U.S. Under an HDE approval, a HUD cannot be sold for an amount that exceeds the cost of research and development, fabrication and distribution unless certain conditions are met. For the three and nine months ended September 30, 2018, net revenues for Epicel were $6.0 million and $16.9 million, respectively.

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

On September 29, 2017, the FDA indicated we would be required to conduct at least one additional Phase 3 clinical study to support a BLA for ixmyelocel-T.  Given the expense required to conduct further development and our focus on growing our existing commercial products, at this time we have no current plans to initiate or fund a Phase 3 trial on our own unless funded by a partner.

Results of Operations

Net Loss

Our net loss for the three and nine months ended September 30, 2018 totaled $1.1 million and $13.4 million, respectively and $5.4 million and $17.6 million for the same periods in 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Total revenues	$22,484	$14,260	$59,522	$40,574
Cost of product sales	8,138	7,186	23,531	21,965
Gross profit	14,346	7,074	35,991	18,609
Total operating expenses	15,682	11,105	45,895	34,784
Loss from operations	(1,336)	(4,031)	(9,904)	(16,175)
Other income (expense)	267	(1,376)	(3,475)	(1,398)
Net loss	$(1,069)	$(5,407)	$(13,379)	$(17,573)

Net Revenues

Net revenues increased for the three months ended September 30, 2018 compared to the same period the previous year due primarily to significant volume increases for both MACI and Epicel.

Net revenues increased for the nine months ended September 30, 2018 compared to the same period the previous year due primarily to significant volume increases for both MACI and Epicel. During the nine months ended September 30, 2017, we recorded a reduction to revenue of $0.6 million related to a dispute between a third party payer and our distributor of MACI and Carticel.

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by product (in thousands)	2018	2017	2018	2017
Carticel and MACI	$16,449	$9,909	$42,629	$27,821
Epicel	6,035	4,351	16,893	12,753
Total Revenue	$22,484	$14,260	$59,522	$40,574

   Seasonality. Between 2014 to 2017, the percentage of total product revenue has on average been 21%, 25%, 21% and 33% from the first to the fourth quarters and is driven by the seasonality of both MACI and Epicel sales. MACI and Carticel revenue has historically been stronger in the second quarter and fourth quarter due to a number of factors including insurance copay limits and the time of year patients prefer to start rehabilitation. Since the launch of MACI the seasonality trends have become less predictable and have been impacted by the underlying growth in sales. Epicel revenue is also subject to seasonal fluctuations mostly associated with the use of heating elements during the colder months, with stronger sales occurring in the winter months of the first and fourth quarters, and weaker sales occurring in the hot summer months of the third quarter. However, in any single year, this trend can be absent due to the extreme variability inherent with Epicel’s patient volume. The variability between the same quarters in consecutive years has been as high as 11% of the annual volume for Epicel.

Gross Profit and Gross Profit Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Gross profit	$14,346	$7,074	$35,991	$18,609
Gross profit %	64%	50%	60%	46%

Gross profit ratio increased for the three and nine months ended September 30, 2018 compared to the same period in 2017 due primarily to an increase in MACI and Epicel sales combined with a significant portion of our manufacturing costs being fixed.

Research and Development Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Research and development costs	$3,113	$2,919	$10,581	$9,357

The following table summarizes the approximate allocation of cost for our research and development projects:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Dilated Cardiomyopathy	$153	$909	$1,119	$4,050
MACI	2,095	1,430	7,169	3,678
Epicel	865	580	2,293	1,629
Total research and development costs	$3,113	$2,919	$10,581	$9,357

 Research and development costs for the three months ended September 30, 2018 were $3.1 million versus $2.9 million for the same period a year ago, primarily due to a reduction in the ixCELL-DCM clinical trial expenses compared to the same period in 2017, which are partially offset by the MACI pediatric clinical study, a post-approval FDA commitment, in the U.S. in 2018.

Research and development costs for the nine months ended September 30, 2018 were $10.6 million versus $9.4 million for the same period a year ago. The increase was due primarily to the continued increase in MACI research and development costs related to preparations for a pediatric clinical study in the U.S. which offset the ixCELL-DCM trial expenses that were incurred in 2017. There was also an additional $0.9 million in stock compensation expense for the nine months ended September 30, 2018 compared to the same period a year ago.

Selling, General and Administrative Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Selling, general and administrative costs	$12,569	$8,186	$35,314	$25,427

Selling, general and administrative costs for the three months ended September 30, 2018 were $12.6 million compared to $8.2 million for the same period a year ago. The increase in selling, general and administrative costs for the three months ended September 30, 2018 is due primarily to $1.2 million in service fees paid to MACI pharmacy distributors, a $1.0 million increase in reimbursement support services resulting from increased MACI demand, a $1.0 million increase in MACI sales force employee expenses as a result of the sales force expansion in 2018 as compared to 2017 and an additional $0.8 million in stock compensation expense.

Selling, general and administrative costs for the nine months ended September 30, 2018 were $35.3 million versus $25.4 million for the same period a year ago. The increase in selling, general and administrative costs for the nine months ended September 30, 2018 is due primarily to a $3.2 million increase in MACI sales force employee expenses as a result of the sales force expansion as compared to 2017, a $2.1 million increase in reimbursement support services resulting from increased MACI demand and $1.2 million in service fees paid to MACI pharmacy distributors. There was also an additional $2.2 million in stock compensation expense.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Decrease (increase) in fair value of warrants	$420	$(1,060)	$(2,524)	$(512)
Foreign currency translation loss	—	(6)	(49)	(20)
Other income	—	5	48	6
Net interest expense	(153)	(315)	(950)	(872)
Total other expense	$267	$(1,376)	$(3,475)	$(1,398)

The change in other income and expense for the three and nine months ended September 30, 2018 compared to 2017 is due primarily to the change in warrant value as a result of the increase in our stock price and the reduction in the time to maturity.

Stock Compensation

Non-cash stock-based compensation expense included in cost of goods sold, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Cost of goods sold	$284	$119	$820	$316
Research and development	365	177	1,282	391
Selling, general and administrative	1,283	459	3,637	1,346
Total non-cash stock-based compensation expense	$1,932	$755	$5,739	$2,053

The changes in stock-based compensation expense are due primarily to fluctuations in the fair value of the options granted in 2018 compared to 2017 as a result in the increase in stock price.

Liquidity and Capital Resources

Since the acquisition in 2014 of the CTRM Business of Sanofi, our primary focus has been to invest in our existing commercial business with the goal of growing revenue. In June 2018, we sold 5,750,000 shares of our common stock in an underwritten public offering at a price of $13.00 per share. We received proceeds of $70.1 million, net of $4.7 million of underwriters’ discount and issuance costs consisting primarily of legal and accounting fees. We recorded these proceeds as a common stock issuance. We currently intend to use the net proceeds from this offering primarily for general corporate purposes, as well as to expand our business by in-licensing or acquiring, as the case may be, product candidates, technologies, other assets, commercial products or businesses which would be complementary to our existing commercial franchises or our advanced cell therapy platform; however, we have no current commitments or obligations to do so.

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

Our cash and cash equivalents totaled $53.3 million, and short term investments totaled $44.5 million as of September 30, 2018. During the nine months ended September 30, 2018, the cash used for operations was $3.0 million.  The cash used for operations was driven largely by our operating loss of $13.4 million offset by noncash charges including $5.7 million of stock compensation expense, $2.5 million due to the change in fair value of warrants and $1.1 million of depreciation expense.

The change in cash used for investing activities is the result of the purchases of $2.1 million of property plant and equipment for manufacturing upgrades and $44.5 million in short term investments through September 30, 2018.

The change in cash provided from financing activities is the result of net proceeds from our recent follow-on public offering of common stock of $70.0 million, proceeds from the exercise of stock options of $3.3 million and the exercise of warrants of $2.7 million during the nine months ended September 30, 2018.

We have a term loan and revolving line of credit agreement with SVB and MidCap Financial Services, or MidCap, which provide access to up to $25.0 million. The debt financing consists of a $15.0 million term loan which was drawn at the closing and up to $10.0 million of a revolving line of credit. The term loan is interest only (indexed to Wall Street Journal (WSJ) Prime plus 4.25%) until December 1, 2018 followed by 36 equal monthly payments of principal plus interest maturing December 6, 2021. Per the initial terms of the agreement, the revolving credit is limited to a borrowing base calculated using eligible accounts receivable maturing December 6, 2021 with an interest rate indexed to WSJ Prime plus 1.25%. In connection with the SVB-MidCap facility, we must remain in compliance with minimum monthly net revenue covenants (determined in accordance with U.S. GAAP), measured on a trailing twelve month basis. SVB and MidCap also have the ability to call debt based on material adverse change clauses which are subjectively determinable and result in a subjective acceleration clause. We do not believe any material adverse changes have occurred. While we believe the acceleration of the due date may be reasonably possible, it is not probable and therefore, the debt is classified in current and non-current liabilities. SVB and MidCap have a shared first priority perfected security interest in all of our assets other than intellectual property. As of September 30, 2018, there was an outstanding balance of $15.0 million under the term loan and $2.5 million under the revolving line of credit.

We believe that, based on our current cash on hand, we are in a position to sustain operations through at least November 2019. In the future, we may need to access additional capital; however, we may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of our shareholders. Actual cash requirements may differ from projections and will depend on many factors, including the level of future research and development, the scope and results of ongoing and potential clinical trials, the costs involved in filing, prosecuting and enforcing patents, the need for additional manufacturing capacity, competing technological and market developments, costs of possible acquisition or development of complementary business activities, and the cost to market our products.

Off-Balance Sheet Arrangements

At September 30, 2018, we were not party to any off-balance sheet arrangements.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Form 10-K for the fiscal year ended December 31, 2017 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. With the exception of the new revenue standards for stock compensation and revenue which has been discussed in notes 3 and 4 to these financial statements, respectively, there have been no material changes to that information disclosed in our Annual Report during the nine months ended September 30, 2018.

Forward-Looking Statements

This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking.  These statements are often, but are not always, made through the use of words or phrases such as “anticipates,” “estimates,” “plans,” “projects,” “trends,” “opportunity,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “achieve,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar words or phrases, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions.  Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them.  The factors described in our Annual Report, among others, could have a material adverse effect upon our business, results of operations and financial conditions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. For additional information regarding our market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Management of the Company, with the participation of its Certifying Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules l3a-15(e) and l5d-15(e) under the Exchange Act. Based on the evaluation as of September 30, 2018, our Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any repurchases or unregistered issuances of its equity securities during the quarter ended September 30, 2018.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1**†	Fourth Amendment to Distribution Agreement between Orsini Pharmaceutical Services, Inc. and theCompany, dated July 25, 2018.

10.2**†	Dispensing Agreement by and between AllCare Plus Pharmacy and the Company, dated July 26, 2018.

10.3**†	Fifth Amendment to Distribution Agreement between Orsini Pharmaceutical Services, Inc. and theCompany, dated October 18, 2018.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document

** Filed herewith.
† Confidential treatment has been requested as to certain portions thereto, which portions are omitted and will be filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2018

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GERARD MICHEL
Gerard Michel
Chief Financial Officer and Vice President, Corporate Development
(Principal Financial Officer)