Form 10-K
period 2018-12-31
Vericel Corp
filed 2019-02-26
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2018
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s Common Stock, no par value per share (“Common Stock”), held by non-affiliates of the registrant (based on the closing sales price of the Common Stock as reported on the NASDAQ Capital Market) on June 30, 2018 was approximately $412,774,169. This computation excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding shares of Common Stock, since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2019, 43,753,005 shares of Common Stock, no par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference
Proxy Statement for the Annual Meeting of Shareholders scheduled for May 1, 2019	Items 10, 11, 12, 13 and 14 of Part III

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

PART I

Item 1. Business

General Information

Vericel Corporation is a leader in advanced cell therapies for the sports medicine and severe burn care markets. We currently have two marketed advanced cell therapy products in the United States. MACI® (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults that was approved by the U.S. Food and Drug Administration (FDA) on December 13, 2016. The first shipment and implantation of MACI occurred on January 31, 2017. At the end of the second quarter of 2017, we removed Carticel® (autologous cultured chondrocytes), an earlier generation ACI product, from the market. We also market Epicel® (cultured epidermal autografts), a permanent skin replacement Humanitarian Use Device (HUD) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (TBSA).

Our Strategy

Our objective is to become the leading developer in advanced cell therapies for the sports medicine and severe burn care markets.

To achieve this objective, we intend to:

•	Increase MACI revenue by increasing the number of surgeons implanting MACI and the average number of implants per surgeon;

•	Increase Epicel revenue by expanding the number of burn centers consistently using Epicel;

•	Lower the marginal manufacturing costs for MACI and Epicel through increased volume; and

•	Generate positive operating income by keeping the growth in commercial expense lower than the growth in revenue.

Acquisition of Sanofi’s CTRM Business

On May 30, 2014, we completed the acquisition of the Cell Therapy and Regenerative Medicine (CTRM) business of Sanofi, a French société anonyme (Sanofi), certain assets, including all of the outstanding equity interests of Genzyme Biosurgery ApS (now known as Vericel Denmark ApS), a wholly-owned subsidiary of Sanofi, and a portfolio of patents and patent applications of Sanofi and certain of its subsidiaries, and assumed certain liabilities for purposes of acquiring the portion of the CTRM business, which researched, developed, manufactured, marketed and sold Carticel, MACI and Epicel.

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

Our Products

MACI is a cell therapy product for the treatment of cartilage defects in the knee and Epicel (cultured epidermal autografts) is a permanent skin replacement for the treatment of patients with severe deep-dermal or full-thickness burns (also known as severe burns) comprising greater than or equal to 30 percent of TBSA. MACI was approved by the FDA on December 13, 2016 and the first shipment and implantation of MACI occurred on January 31, 2017. We stopped manufacturing and marketing Carticel in the second quarter of 2017.

MACI and Carticel

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

For patients diagnosed with cartilage defects, there are several treatment options, including arthroscopic debridement/chondroplasty, marrow stimulation techniques such as microfracture (a minimally invasive procedure that can be performed arthroscopically), and osteochondral autografts for smaller cartilage injuries, osteochondral allografts, and autologous chondrocyte implantation (ACI). More recently other products, sourced from allogeneic tissue have been commercialized. These products include DeNovo® NT (Zimmer Biomet), Cartiform® (Arthrex) and Prochondrix® (Allosource), which are subject to human tissue regulation. Products subject only to FDA human tissue regulations are not required to obtain a Biologics License prior to being marketed. Products, like MACI, which must meet the requirements for a Biologics License Application before being marketed, are required to demonstrate the clinical efficacy equal or superior to a standard of care.

Carticel was the first FDA-approved autologous cartilage repair product for the repair of symptomatic cartilage defects and was indicated for the repair of symptomatic cartilage defects of the femoral condyle (medial, lateral or trochlea) caused by acute or repetitive trauma, in patients who have had an inadequate response to a prior arthroscopic or other surgical repair procedure such as debridement (the removal of damaged or defective cartilage), microfracture (the creation of tiny fractures in the bone to encourage new cartilage), drilling/abrasion arthroplasty, or osteochondral allograft/autograft (transferring cartilage from one joint to another). Carticel received a Biologics License Application (BLA) approval in 1997 and was marketed in the U.S. until the second quarter of 2017 at which time it was replaced by MACI. MACI was approved on December 13, 2016 by the FDA.

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

MACI received marketing authorization in Europe in June 2013 by meeting the requirements of the Advanced Therapy and Medicinal Product (ATMP) guidelines based on the results of the SUMMIT trial in which MACI was manufactured at, and supplied from, our Cambridge, Massachusetts site. MACI became available in the EU in 2000 and Australia in 2002. We suspended the marketing of MACI in Europe as of September 2014 primarily due to low utilization and an unfavorable pricing environment. Lifting of the suspension would have required the registration of a new manufacturing facility in Europe prior to the 5 year renewal deadline of June 2018 and was not feasible by the deadline. Therefore, the European manufacturing authorization for MACI expired by its terms at the end of June 2018. Sanofi had discontinued Australian operations and commercialization prior to our purchase of MACI.

Market Opportunity for MACI

According to a 2018 survey, in the U.S. annually, there are approximately 750,000 cartilage repair procedures in the knee according to our recent external market research. Of these, approximately 315,000 patients are consistent with the MACI label and are within the 17 - 55 addressable age demographic. Based on defect characteristics, doctors that have implanted MACI consider approximately 125,000 of these patients clinically appropriate for MACI. Approximately 60,000 of these eligible patients have larger lesions and are likely to secure insurance authorization for MACI.

Typical initial cartilage surgical procedures include chondroplasty (debridement) and/or microfracture. These two procedures account for 96% of all cartilage surgical procedures. Although initial microfracture results demonstrate pain score improvement generally, only patients with Class 1 (i.e., smallest defects) do not experience deterioration after 18 months.  Patients seeking retreatment account for about 2.5% of the cartilage surgical repair market and often receive either allograft, autograft or ACI. Treatment with Carticel and MACI provides an opportunity to replace the damaged cartilage with a durable cartilage tissue.

In the U.S., the physician target audience which repairs cartilage defects is very concentrated and is comprised of a group of physicians who self-identify as or have the formal specialty of sports medicine physicians. We believe this target audience is approximately 3,500 physicians. In addition to these physicians, there is a population of 5,000 to 8,000 general orthopedic surgeons who treat cartilage injuries, although at a much lower average volume relative to the sports medicine physicians. During 2018 we expanded our field force further from 24 to 40 representatives. We announced plans to expand to 48 representatives, the vast majority of whom we anticipate to be employed and in the field by the second quarter of 2019. Most private payers have a medical policy that allows treatment with MACI. During 2018, the 30 largest payers implemented a formal medical policy or provided access for MACI, representing over 85% of lives covered by commercial plans.

 In the year ended December 31, 2018, MACI generated net revenues of approximately $67.7 million. Volumes vary significantly by quarter due to a number of factors including insurance copay limits and the time of year patients prefer to start rehabilitation. Over the last four years ACI ( MACI and Carticel prior to its replacement) sales volumes from the first through the fourth quarter have on average represented 20%, 24%, 22% and 35% respectively, of total annual sales volumes. MACI revenue is stronger in the fourth quarter due to a number of factors including insurance copay limits and the time of year patients prefer to start rehabilitation.

Seasonal sales patterns and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows. We expect to continue to experience this seasonality effect in subsequent years.
Epicel

Epicel (cultured epidermal autografts) is a permanent skin replacement for full thickness burns greater than or equal to 30% of TBSA. The extent of the skin surface that the burn occupies is usually referred to as a percent of TBSA. Epicel is currently the only FDA-approved autologous epidermal product available for large total surface area burns in both adult and pediatric patients. Currently, approximately 100 patients are treated with Epicel in the U.S. each year. In the year ended December 31, 2018, net revenues were $23.1 million for Epicel.

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

Market Opportunity for Epicel

Each year in the U.S., more than 40,000 people are hospitalized for burns. Approximately 1,500 of these patients are treated for burns covering more than 30% of their TBSA, the labeled indication for Epicel. Currently, the mortality rate for this group is approximately 34%, partially due to the lack of healthy tissue from which to harvest autografts. Although age can vary, the typical Epicel patient is young and has suffered full thickness burns due to occupational, household or auto accidents, trash burning with gasoline, inappropriate use of space heaters or carelessness with flammable materials. Many of the most severely burned patients are medivac transported to one of the 128 specialized burn centers across the U.S. While the average acute care hospital has less than 3 admissions for burns annually, these specialized burn centers average over 200 admissions per year.

Relative to clinical need, we believe Epicel has been underutilized due to lack of consistent promotional effort prior to 2015. Since the acquisition of Epicel we have expanded the sales force from a single representative to five, where it currently remains. We expect Epicel’s utility to continue to grow as commercial and medical efforts are appropriately dedicated to the product and providers.

Epicel revenue is subject to seasonal fluctuations mostly associated with the use of heating elements during the colder months, with higher use occurring in the winter months of the first and fourth quarters, and decreased use occurring in the hot summer months of the third quarter.  However, in any single year, this trend can be absent due to the extreme variability inherent with Epicel’s patient volume. Seasonal sales patterns and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows.
Ixmyelocel-T Technology Platform
Our development stage portfolio includes ixmyelocel-T, a unique patient-specific multicellular therapy derived from an adult patient’s own bone marrow which utilizes our proprietary, highly automated and scalable manufacturing system. The multicellular therapy was under development for the treatment of advanced heart failure due to ischemic dilated cardiomyopathy (DCM).
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
On September 29, 2017, the FDA indicated that we would be required to conduct at least one additional Phase 3 clinical study to support a BLA for ixmyelocel-T.  Given the expense required to conduct further development and our focus on growing our existing commercial products and becoming profitable, at this time we have no current plans to initiate or fund a Phase 3 trial on our own.

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

Research & Development

The bulk of our ongoing research and development activities are focused on exploring methods that improve our ability to efficiently manufacture high quality cell therapy products for patients.  We have performed an in depth analysis of the cell culture processes used in the manufacturing of Epicel and MACI, and have identified several areas for their potential improvement.  Therefore, our research and development program is focused on the many facets of process development for all of our products including, but not limited to, tissue procurement and processing, cell culture surface and media modification, and other process efficiencies.

Patents and Proprietary Rights

Our success depends in part on our ability, and the ability of our future licensors, to obtain patent protection for our products and processes.

  As part of the acquisition of the CTRM business from Sanofi, we acquired a multinational intellectual property estate. The intellectual property estate includes patents and patent applications directed to chondrocyte implants and technologies related to the determination of the presence of chondrocytes in the cell cultures used to produce the chondrocyte implants. Although we do not own any patents or patent applications relating to Epicel, many of the processes and techniques are trade secrets and would be difficult to replicate without significant investment and time. We own issued patents directed to methods of determination of the presence of chondrocytes in cell cultures used to produce both MACI and Carticel, which are scheduled to expire October 2029 in the U.S. and in April 2028 abroad. We have one issued patent in the U.S. directed to a device related to MACI that is set to expire in November 2023, and one pending U.S. application and one pending European application as well. As a biologic, MACI is entitled to twelve years of data exclusivity until December 13, 2028, calculated from its date of approval. When these patents and data exclusivity expire, our opportunity to establish or maintain product revenue could be substantially reduced. See “Government Regulation - Product Approval” and “Risk Factors - Risks Related to Intellectual Property” below for additional information. In addition, the processes and technologies related to ixmyelocel-T include certain issued United States patents. Certain patent equivalents to the United States patents have also been issued in other jurisdictions.

We also own a broadly filed trademark portfolio with registrations for MACI, Epicel and Carticel.

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

Certain of our research has been funded or may become funded in part by a Small Business Innovation Research (SBIR) grant obtained from the Department of Health and Human Services or by other governmental grants. As a result of such funding, the United States government has certain rights in the technology developed with such funding. These rights include a non-exclusive, fully paid-up, worldwide license under such inventions for any governmental purpose. We believe that the current licensed patents that relate to this technology under the SBIR grant have expired.

Sales and Marketing

Both our marketed and development stage products are specialty products with focused physician and institutional call points. The U.S. MACI sales organization is comprised of approximately 46 employees, including Cell Therapy Specialists and Regional Sales Directors, and we have announced plans to expand the organization to 55 employees, the vast majority of whom we anticipate to be employed and in the field by the end of the second quarter of 2019.  The current target audience is a concentrated (approximately 3,500) set of sports medicine orthopedic surgeons.

Most private payers have a medical policy that allows treatment with MACI, and all of the top 30 payers have a formal medical policy for MACI or ACI in general. For those private payers which have not yet approved a medical policy for MACI, for medically appropriate cases, we can often obtain approval on a case by case basis.

On July 25, 2018 and August 10, 2018, we entered into amendments to our distribution agreement with Orsini Pharmaceutical Services, Inc. (Orsini). Under the revised agreement, we agreed to eliminate Orsini's right to serve as our exclusive distributor for MACI.
On July 26, 2018, we entered into a Dispensing Agreement (Dispensing Agreement) with AllCare Plus Pharmacy, Inc. (AllCare). Pursuant to the Dispensing Agreement, we appointed AllCare as a non-exclusive specialty pharmacy provider of MACI.
Epicel customers are supported by five Burn Therapy Specialists and a Clinical Support Specialist, as well as dedicated marketing and sales management staff. There are approximately 128 specialized burn centers in the U.S., while a smaller number regularly treat large burn patients. Therefore, reaching target centers is feasible with a relatively small number of Burn Therapy Specialists. Additionally, we have recently added a national-level Senior Clinical Specialist to our sales team to ensure adequate support for our customers.

Government Regulation

Our research and development activities and the manufacturing and marketing of our products are subject to the laws and regulations of governmental authorities in the United States and other countries in which our products may be marketed. Specifically, in the United States, the FDA regulates drugs, biologics and medical devices and requires new product approvals or clearances to assure safety and effectiveness of these products. Governments in other countries have similar requirements for testing and marketing. In the United States, in addition to meeting FDA regulations, we are also subject to other federal laws, such as the Occupational Safety and Health Act and the Environmental Protection Act, as well as certain state laws.

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

Product Approval

In order to obtain FDA license, or approval of, a new biological product, sponsors must submit proof of safety, purity and potency, or effectiveness. In most cases, such proof entails extensive nonclinical, also known as preclinical studies in animal models and well-controlled clinical trials in human subjects. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive, may take several years to complete and could have an uncertain outcome. The FDA regulatory review and approval process is complex and can result in requests for additional data, increased development cost, time to market delays, or preclude us from bringing to market new products. The FDA may also require post-marketing studies and risk evaluation and mitigation strategies (REMS) as condition to approval. These requirements will add to the cost of regulatory compliance and the cost to sell our products, due to complex distribution and restricted commercial operations. Product approvals may be withdrawn if compliance with applicable regulations is not maintained or if safety issues are identified during routine safety monitoring following commercialization. For patented technologies, product development and the regulatory review/approval process can materially reduce the period during which we will have the exclusive right to exploit such technologies. Regulatory exclusivity may offer some additional protection. As a biologic, MACI is entitled to twelve years of data exclusivity from its date of approval.

Adequate and well-controlled clinical studies are required by the FDA for approval of a BLA. To conduct a clinical trial in the U.S., the study sponsor is required to submit an Investigational New Drug (IND) application including the study protocol prior to commencing human clinical trials. The submission must be supported by data, typically including the results of nonclinical, manufacturing and laboratory testing. The conduct of the nonclinical tests must comply with Good Laboratory Practice, and applicable cGMP requirements. Long term nonclinical testing, such as animal reproductive toxicity and carcinogenicity, is conducted if warranted and is submitted to the IND to support a future BLA. Following the initial submission of the IND, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If questions or objections are not raised within that period, the clinical trial may commence according to the investigational protocol submitted to the FDA and following Institutional Review Board (IRB) approvals for each of the clinical sites where the study will be conducted. Protocol amendments need to be submitted and approved by the FDA prior to implementation. We have submitted an IND for MACI and several INDs for ixmyelocel-T, and we conducted clinical investigations under these INDs. Clinical studies can also be conducted outside of the U.S. with or without a U.S. IND. However, a clinical trial application (CTA) or IND is required to be submitted to the local competent regulatory authority for the conduct of human clinical trials. The CTA has similar data requirements to those of an IND.

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

Except in certain circumstances, HUDs approved under an HDE cannot be sold for an amount that exceeds the costs of research and development, fabrication, and distribution of the device (i.e., for profit). Under the current HDE provision, as amended by the Food and Drug Administration Safety and Innovation Act, or FDASIA, a device is eligible to be sold for profit after receiving HDE approval if the device is intended for the treatment or diagnosis of a disease or condition that occurs in pediatric patients or in a pediatric subpopulation, and such device is labeled for use in pediatric patients or in a pediatric subpopulation in which the disease or condition occurs; or is intended for the treatment or diagnosis of a disease or condition that does not occur in pediatric patients or that occurs in pediatric patients in such numbers that the development of the device for such patients is impossible, highly impracticable, or unsafe.  If the FDA makes a determination that a HUD meets the eligibility criteria, the HUD is permitted to be sold for profit after receiving HDE approval as long as the number of devices distributed in any calendar year does not exceed the ADN for the device. The holder of the HDE must immediately notify the FDA if the number of devices distributed during a calendar year exceeds the ADN. The ADN is determined by the FDA when the agency approves the original HDE application; or when the agency approves an HDE supplement for an HDE approved before the enactment of FDASIA if the HDE holder seeks a determination for the HUD in an HDE supplement based upon the profit-making eligibility criteria, and the FDA determines that the HUD meets the eligibility criteria.

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

FDASIA added Section 529 to the FFDCA. Pursuant to that provision, the FDA will award priority review vouchers to sponsors of rare pediatric disease product applications that meet certain criteria after approval of the application. The priority review voucher may be used by the sponsor or sold/transferred to another.

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

The federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including biological products, that are false or fraudulent. Although we would not submit claims directly to payers, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,181 and $22,363 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

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

European Union (EU) pharmaceutical legislation requires Marketing Authorization Holders (MAH) in the EU to comply with the Pediatric Investigational Plan (PIP) that is in place as a post-authorization commitment agreed with the Pediatric Committee or PDCO within EMA to undergo an initial license renewal procedure within five years after initial market authorization. In the case of MACI which has a suspended license due to a European manufacturing facility closure, this would require the registration, qualification and approval of an EU compliant cGMP manufacturing facility before the end of the applicable renewal period in June 2018. However, we did not take such actions prior to expiration, and therefore the EU marketing authorization for MACI expired in June 2018.

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

The main competing treatments for MACI in the U.S. are microfracture and osteochondral allograft. Microfracture, a minimally invasive procedure that can be performed during the initial arthroscopic procedure, involves creating small fractures in the underlying bone allowing bone marrow to enter the defect. This treatment eventually forms a weaker form of cartilage which can offer shorter term relief but is at high risk of breaking down in larger defects. Short term results are generally considered good in smaller cartilage defects. This treatment is sometimes augmented with allograft derived products such as Cartiform® marketed by Arthrex and Prochondrix® marketed by Allosource. Other competitive treatments in the U.S. include a juvenile donor-derived allograft product DeNovo® NT from Zimmer Holdings Inc. (Zimmer Biomet). The osteochondral allograft procedure involves the transplant of a bone and cartilage graft from a deceased donor. The donor tissue is distributed by multiple companies. There are multiple other cartilage repair technologies currently being studied in the clinic. GelrinC® is a biodegradable polyethylene glycol and fibrin injectable gel used in conjunction with microfracture being developed by Regentis Biomaterials Ltd. It is currently being studied in a Phase 3 trial that was initiated in 2017. Hyalofast® is a biodegradable hyaluronic acid-based scaffold used in conjunction with autologous concentrated bone marrow aspirate being developed by Anika Therapeutics, Inc. It is currently being studied in a Phase 3 trial that was initiated in 2015. Agili-C® is a non-cellular biphasic implant derived from aragonite which is implanted like an allograft and is being developed by CartiHeal, Inc. It is currently being studied in a Phase 3 trial that initiated in 2018.

MACI is the only FDA-approved ACI product on the market in the United States. We are aware of two ACI products in development. Histogenics Corporation began a Phase 3 study of its NeoCart® implant in February 2010. NeoCart is an autologous chondrocyte tissue implant under development for treatment of symptomatic articular cartilage lesions on the femur.  In September 2018, Histogenics announced that the NeoCart Phase 3 trial did not achieve its primary endpoint and subsequently that the FDA would require an additional clinical trial before it would accept a submission of a BLA for NeoCart. Aesculap Biologics, LLC initiated a Phase 3 study in 2014 of NOVOCART® 3D, a matrix induced autologous chondrocyte product designed to repair articular cartilage defects of the knee.

Patients suffering catastrophic burns over a significant portion of TBSA have few options for permanent skin coverage. When undamaged skin is available, a procedure known as meshed split-thickness auto-grafting can be considered. However, this option becomes less viable as the percentage of TBSA burn increases. Epicel is a potentially lifesaving therapy and represents the only FDA-approved option for patients with TBSA burns greater than 70%. In September 2018, the FDA approved Avita Medical’s RECELL® System in for use in partial thickness burns and in full thickness burns in conjunction with meshed split-thickness auto-graft. The RECELL system is a device which enables the on-site preparation of an autologous epithelial cell suspension. One RECELL kit can treat an approximately 10% TBSA wound, and, unlike Epicel, the safety and effectiveness of RECELL has not been established in combination with autografting in patients with wounds totaling greater than 50% TBSA or in pediatric patients younger than 18 years of age.

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

Employees

As of December 31, 2018, we employed approximately 216 full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Executive Officers

The following table presents our executive officers and key employees and their respective ages and positions as of December 31, 2018:

Name	Position	Age	Executive Officer Since
Dominick C. Colangelo	President and Chief Executive Officer	54	2013
Daniel R. Orlando	Chief Operating Officer	53	2012
Gerard Michel	Chief Financial Officer & Vice President of Corporate Development	55	2014

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

Available Information

Additional information about Vericel is contained at our website, www.vcel.com.  Information on our website is not incorporated by reference into this report. We make available on our website free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the Securities and Exchange Commission (SEC).  Our reports filed with the SEC are also made available on its website at www.sec.gov.  The following Corporate Governance documents are also posted on the Investor Relations section of our website: Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Board Member Attendance at Annual Meetings Policy, Director Nominations Policy, Shareholder Communications with Directors Policy and the Charters for each of the Committees of the Board of Directors.

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

We presently conduct all of our commercial manufacturing operations in the U.S. at one facility located in Cambridge, Massachusetts.  As a result, all of the commercial manufacturing of our marketed products, MACI and Epicel, for the U.S. market takes place at a single U.S. facility, which is more than thirty years old.  If regulatory, manufacturing or other problems require us to discontinue production at the Cambridge facility, we will not be able to supply our products to our patients, which would adversely impact our business.  If this facility or the equipment in it is significantly damaged or destroyed by fire, flood, power loss or similar events, we will not be able to quickly or inexpensively replace our manufacturing capacity or may not be able to replace our facility at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to a third party.  Even if we could transfer manufacturing from one facility to a third party, the shift would likely be expensive and time-consuming, particularly since an alternative facility would need to comply with the applicable regulatory and quality standard requirements whereby validation and FDA approval would be required before any products manufactured at that facility could be made commercially available.

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

We rely on third parties, including Matricel GmbH (Matricel) to manufacture and/or supply certain of our devices/manufacturing equipment and to manufacture and/or supply certain components, equipment, disposable devices and other materials used in our cell manufacturing process to manufacture our marketed cell therapy products and to develop our product candidates.  In many instances these third parties serve as our sole suppliers. For example, Matricel is the sole supplier of the membrane for MACI. It would be difficult to obtain alternate sources of supply on a short-term basis due to the need for FDA approval of a new supplier.  If any of our manufacturers or suppliers fails to perform its respective obligations, or if our supply of certain components, equipment, disposable devices and other materials is limited or interrupted, it could impair our ability to manufacture our products, which would delay our ability to market our commercial products or future product candidates or conduct clinical trials on a timely and cost-competitive basis, if at all.

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

We may be unable to establish any agreements with third party suppliers or to do so on acceptable terms. Even if we are able to establish agreements with third party suppliers, reliance on third party suppliers entails additional risks, including the possible breach of the supply agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

Failure by our third party manufacturers, including Matricel, to comply with the regulatory requirements set forth by the FDA with respect to our products could limit our ability to manufacture commercial products.

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
We have a limited network of specialty pharmacy distributors for MACI, and we rely on our specialty pharmacy distributors’ contracts with third party payers for reimbursement. Under our distribution agreement with Orsini Pharmaceutical Services, Inc. (Orsini) and AllCare Plus Pharmacy, Inc. (AllCare), we assumed the credit and collection risk of third party payers not paying for implants after June 15, 2018 under the Orsini agreement and after July 26, 2018 under the AllCare agreement. Orsini and AllCare dispense MACI and perform the collection activities. Our largest customer accounts for 16% of our total MACI revenues and 2% of our total accounts receivable balances for the year ended December 31, 2018, see note 4 for further information. This customer concentration increases credit risk and the loss, disruption or a significant reduction in business from Orsini could materially decrease our revenues and have a material adverse impact on our results of operations.
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
Maintaining and growing sales of our products will depend in large part on the availability of adequate coverage and the extent to which third-party payers, including health insurance companies, health maintenance organizations, and government health administration authorities such as the military, Medicare and Medicaid, private insurance plans and managed care programs will pay for the cost of the products and related treatment. Hospitals and other healthcare provider clients that purchase our products typically bill various third-party payers to cover all or a portion of the costs and fees associated with the procedures in which such products are used, sometimes including the cost of the purchase of these products. Third-party payers are also increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage and the amounts that they will pay for certain products, and, as a result, they may not cover or continue to provide adequate payment for our products. For example, in April 2017, we were notified of a contractual dispute between Vital Care and a third-party payer. The dispute was resolved in July 2017, and the initial negotiated reimbursement resulted in an estimated sales allowance of $1.4 million. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products and current and future product candidates to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our products and future products might not ultimately be considered cost-effective. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in our products and future product development. If coverage and adequate reimbursement are not available, reimbursement is available only to limited levels, or if our costs of production increase faster than increases in reimbursement levels, we may not be able to successfully grow the sales of our products or commercialize any current and future product candidates for which marketing approval is obtained.

Coverage decisions and payment amounts are established at the discretion of the individual third-party payer, and the regulations that govern pricing, coverage and reimbursement vary widely from payer to payer and country to country. Many private payers in the United States, however, use coverage decisions and payment amounts determined by the Centers for Medicare & Medicaid Services (CMS), as guidelines in setting their coverage and reimbursement policies. While certain procedures using our products are currently covered by Medicare and other third-party payers, future action by CMS or other government agencies, including the imposition of coverage and reimbursement limitations, may diminish payments to physicians, outpatient centers and/or hospitals for covered services. As a result, we cannot be certain that the procedures performed with our products will be reimbursed at a cost-effective level or reimbursed at all.
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

Historically we have had significant seasonal patterns in product orders with the highest volume quarter being the fourth quarter and the lowest volume quarter being the first quarter. As a result, a significantly higher percentage of our annual revenues have historically been recognized in the fourth quarters and the lowest percentage of annual revenues in the first quarter of a given calendar year. This is due to a number of factors, including insurance copay limits and the time of year patients prefer to start rehabilitation. We expect to continue to experience this seasonality effect in subsequent years.

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

We have incurred net losses each year since our inception in 1989, including net losses of $8.1 million and $17.3 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had accumulated a deficit of approximately $369.0 million and had $18.3 million of cash. Based on our current plan and cash on hand, we believe that we are positioned to sustain our operations until at least February, 2020.

Although we believe we will achieve profitability without the need to raise additional capital, we may continue to incur significant operating losses over the next several years despite sales increasing and margins improving, due to continuing expenses related to our research and development programs, and the expense associated with continuing the commercialization of our approved products. We cannot predict with any certainty the amount of future losses. Our ability to maintain profitability will depend on, among other things, increasing sales of our current products, improving gross margins, successfully commercializing new products, completing the development of our future product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components and the possible acquisition and development of complementary products.  Therefore, we may not be able to achieve or sustain profitability.

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

We may not be able to raise the required capital to develop and commercialize our future product candidates and otherwise grow and expand our business.

Notwithstanding the net proceeds we received from previous public offerings, we may require substantial additional capital resources for strategic opportunities.

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
•The effect of commercialization activities and facility improvements and expansions, if and as required; and
•Complementary business acquisitions or development opportunities.

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

FDA regulations establish the regulatory requirements for drugs, devices and biological products. Our cell therapy products are regulated as devices or biologics under current regulations. Biologics require BLA approval in the U.S. prior to being marketed. The regulations and guidance that govern the approval of biological products for marketing in the U.S. are subject to review and change by the FDA and could have an adverse impact on our ability to continue to market our products and bring new products to the market.

Our products and product development programs are based on novel technologies and are inherently risky.

Our products are subject to the inherent risks of failure associated with the development of new products based on novel technologies. The innovative nature of our therapeutics creates significant challenges in regard to product development and optimization, manufacturing, regulatory environment and emerging regulations, third-party reimbursement and market acceptance. For instance, in April 2017, we received notification from one of our service providers of a contractual dispute between the service provider and the third-party payer related to certain of its insurance reimbursement claims associated with Carticel and MACI surgeries performed in 2016 and the first quarter of 2017, which resulted in the claims being paid at a lower amount than anticipated. Therapeutic advancements are generally ahead of development and release of regulatory guidance and requirements. The lack of established precedents and evolving regulatory policy for novel products can pose significant challenges in product and clinical development, which can decrease the chances of regulatory success.
Our products represent new classes of therapy that the marketplace may not understand or accept. Furthermore, the success of our products is dependent on wider acceptance by the medical community.
While our products have had some commercial success to date, the broader market may not understand or accept our products. Our products represent new treatments or therapies and compete with a number of more conventional products and therapies manufactured and marketed by others. The nature of our products creates significant challenges in regard to product development and optimization, manufacturing, regulations, and third-party reimbursement. For instance, in April 2017, we received notification from one of our service providers of a contractual dispute between the service provider and the third-party payer related to certain of its insurance reimbursement claims associated with Carticel and MACI surgeries performed in 2016 and the first quarter of 2017, which resulted in the claims being paid at a lower amount than anticipated. As a result, the commercialization of our current products and the development pathway for our potential new products may be subject to increased scrutiny, as compared to the pathway for more conventional products.
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

•
Our ability to educate healthcare providers on the autologous use of human tissue, to avoid potential confusion with and differentiate ourselves from the ethical controversies associated with human fetal tissue and engineered human tissue;

•	Our ability to educate healthcare providers, patients and payers on the safety and adverse reactions involving our products;

•	Our ability to meet supply and demand and develop a core group of medical professionals familiar with and committed to the use of our products; and

•	The cost-effectiveness of our products and the reimbursement policies of government and third-party payers.

If the medical community or patients do not accept the safety and effectiveness of our products, it could negatively affect our sales, which would have a material adverse impact on our business, financial condition and operations.

A cyber security incident could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection and privacy laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.
We collect and store sensitive information, including intellectual property and personally identifiable information, on our networks. The secure maintenance of this information is critical to our business operations. We have implemented multiple layers of security measures to protect this confidential data through technology, processes, and our people. We utilize current security technologies, and our defenses are monitored and routinely reviewed by internal and external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities, and advanced new attacks against information systems create risk of cyber security incidents. There can be no assurance that we will not be subject to cyber security incidents that bypass our security measures, result in loss of personal health information or other data subject to privacy laws or disrupt our information systems or business. As a result, cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our information systems from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cyber security vulnerabilities. The occurrence of any of these events could result in interruptions, delays, the loss, access, misappropriation, disclosure or corruption of data, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to federal and state governmental inquiries, any of which could have a material adverse effect on our financial position and results of operations and harm our business reputation.
In addition, regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the European Union adopted a new regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior.  The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is greater. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in.
Our inability to complete our product development activities successfully would materially limit our ability to operate or finance our operations.

In order to obtain regulatory approval to commercialize future product candidates in the United States, we must conduct adequate and well-controlled clinical trials to demonstrate the safety and effectiveness in compliance with current regulatory requirements. We may not be able to successfully complete the development of future product candidates, or successfully market our technologies or future product candidates. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technologies and future product candidates. Our research and development programs may not be successful, and our cell culture technologies and future product candidates may not facilitate the production of cells outside the human body with the expected results. Our technologies and future product candidates may not prove to be safe and effective in clinical trials, and we may not obtain the requisite regulatory approvals for our product candidates. If any of these events occur, our future prospects may be adversely impacted.

We must successfully complete our nonclinical and clinical development program to be able to demonstrate safety and efficacy to seek marketing approval of our future product candidates. Lack of efficacy and or safety events can lead to the discontinuation of clinical development, and this can occur at any stage of the clinical development program. We may experience numerous unforeseen events during development that can delay or prevent commercialization of our future development candidates.

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

We rely on third parties to conduct some of our clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and/or impact commercialization, if approved, of our current and future product candidates.

We use clinical research organizations (CROs) to assist in the conduct of our clinical trials. We may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion, or if we are forced to change service providers. Any third party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials, the commercial prospects for our current and future product candidates could be harmed and our ability to generate product revenue would be delayed or prevented. In addition, we and any provider that we retain will be subject to GCP requirements. If GCP and other regulatory requirements are not adhered to by us or our third-party providers or clinical investigators, the conduct of the trial may be compromised and the development and commercialization of our current and future product candidates could be delayed or approval may never be obtained.

Any failure by a CRO, a clinical trial site, or clinical investigator, or us to successfully accomplish clinical trial monitoring, data collection, safety monitoring and reporting, and data management and other services in a timely manner and in compliance with regulatory requirements could have a material adverse effect on our ability to utilize the trial to obtain regulatory approval or complete clinical development of our product candidates to support regulatory approval. Problems with the timeliness or quality of the work of a CRO or a clinical trial site or clinical investigator may lead us to seek to terminate the relationship and use an alternate provider. However, making such changes may be costly and may delay our trials, could affect regulatory approval and contractual restrictions may make such a change difficult or impossible. Additionally, it may be difficult to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

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

In order to obtain marketing authorization of any of our current or future therapy product candidates in the United States, the FDA requires us to submit a BLA or marketing application, which is subject to the agency’s detailed review.

Cell therapy and other products require FDA review under an appropriate marketing application prior to commercialization. Future cell and other biologic therapy candidates would be subject to FDA’s biological product requirements and would require submission of a BLA. The BLA is a request for permission to introduce, or deliver for introduction, a biologic product into interstate commerce in the U.S. and undergoes a detailed and rigorous review by the FDA. The review process includes pre-approval inspections of the manufacturing facility. Additionally, approval may rely on post-market commitments. These commitments may include costly activities, such as additional clinical trials, and failure to meet these commitments can result in negative actions by the FDA, such as withdrawal of the product from the market.

The BLA for MACI was approved by the FDA on December 13, 2016. The Cambridge manufacturing facility was subject to a pre-approval inspection to demonstrate the capabilities to manufacture the product under cGMP requirements in compliance with the procedures provided in the BLA. The MACI regulatory approval in the U.S. is associated with a number of post-marketing commitments, including conducting a pediatric clinical study in the U.S. Conducting this study will require funding and resources and is ongoing.

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

•
Our exclusion or the exclusion of our products from being reimbursed by federal and state healthcare programs (such as military, Medicare, Medicaid, Veterans Administration, or VA, health programs and Civilian Health and Medical Program Uniformed Service, or CHAMPUS); and

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

In many of the foreign countries in which our products may be marketed in the future, we will be subject to regulations affecting, among other things, clinical efficacy, product standards, packaging requirements, labeling requirements, import/export restrictions, tariff regulations, duties and tax requirements.  Many of the regulations applicable to our products in these countries, such as the Medicinal Products Directive and the ATMP guidelines governing products in the EU, are similar to those of the FDA.  In addition, in many countries the national health or social security organizations may require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility.  Failure to receive or delays in the receipt of relevant foreign qualifications could also be detrimental to our future growth.

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

 The failure by us or one of our suppliers to comply with applicable legal statutes and regulations administered by the FDA and other regulatory agencies, or the failure to timely and adequately respond to any adverse inspectional or review observations, or product safety issues, could result in, among other things, any of the following enforcement actions:

•	Untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	Unanticipated expenditures to address or defend such actions;

•	Client notifications for repair, replacement, or refunds of a product;

•	Recall, detention or seizure of our products;

•	Operating restrictions or partial suspension or total shutdown of production;

•	Denying, refusing or delaying our requests for approval of new products or proposed changes to existing products;

•	Operating restrictions;

•	Withdrawing product approvals that have already been granted;

•	Refusal to approve a pending marketing application, such as a BLA or supplements to a BLA submitted by us;

•	Refusal to grant export approval for our products; or

•	Criminal prosecution.

If any of these actions were to occur it would harm our reputation and cause our product sales and profitability to suffer, preventing us from generating revenue. Furthermore, our key suppliers may have compliance issues which could impact our ability to manufacture our products on a timely basis and in the required quantities.

 Inadequate funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve regulatory submissions and new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including most recently from December 22, 2018 to January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Furthermore, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act (jointly, the ACA), which includes measures to significantly change the way health care is financed by both governmental and private insurers.

The future of the Affordable Care Act and its impact on the pharmaceutical industry and the healthcare system remains uncertain.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed repeal legislation, the Tax Reform Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” As a result of the individual mandate repeal, subsequent litigation challenged the validity of the ACA. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business.

Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” It is possible that Congress may consider other legislation to repeal or replace certain elements of the ACA. In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Further, the Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but the request for a restraining order was denied by a federal judge in California on October 25, 2017. Furthermore, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and the potential effect on our business, are not yet known.

Additionally, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use PA and ST for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while a definition of “price concession” in the regulations.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027, unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

These laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Litigation and legislative efforts to change or repeal the ACA are likely to continue, with unpredictable and uncertain results.

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

The results of the United Kingdom’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, the United Kingdom (“UK”) held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. This referendum has created political and economic uncertainty, particularly in the UK and the EU, and this uncertainty may persist for years. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the UK and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The UK’s vote to exit the EU could also result in similar referendums or votes in other European countries in which we do business. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the UK from the EU would have and how such withdrawal would affect us. Any new regulations could add time and expense to the conduct of our business, as well as the process by which we receive certain materials from vendors in the UK. In addition, the announcement of Brexit and the withdrawal of the UK from the EU have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.

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

We have issued patents in the United States and in certain foreign countries that relate to the combinations of chondrocytes and collagen membranes used in MACI. However, some of these have expired. Other patent filings that include technology relevant to MACI (e.g., its production and/or use of chondrocytes and collagen membranes) include both granted patents outside the U.S., and pending applications both inside and outside the U.S.; these are expected to expire, absent any extensions between 2023 and 2033. Whether or not these patent filings are or will be issued patents, they may not be sufficient to protect our product revenue. We may be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated if our patents fail to issue or expire, or are revoked.

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

The market price of shares of our common stock has been volatile, ranging in closing price between $5.70 and $18.44 during the year ended December 31, 2018.  The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

•	Announcements of research activities, business developments, technological innovations or new products by us or our competitors;

•	Entering into or terminating strategic relationships;

•	Regulatory developments in both the United States and abroad;

•	Disputes concerning patents or proprietary rights;

•	Changes in our revenues or expense levels;

•	Changes in our pricing policies or the pricing policies of our competitors;

•	The amount of our cash resources and our ability to obtain additional funding;

•	Seasonal or other variations in patient demand for MACI and Epicel;

•	Demand for and clinical acceptance of products;

•	The timing of sales of products and of the introduction of new products;

•	Public concern regarding the safety, efficacy or other aspects of the products or methodologies we are developing;

•	Clinical trial results;

•	News or reports from other stem cell, cell therapy or regenerative medicine companies;

•	Reports by securities analysts;

•	Status of the investment markets;

•	Loss of key personnel;

•	Concerns related to management transitions; and

•	Delisting from the NASDAQ Capital Market.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease approximately 57,000 square feet in Cambridge, Massachusetts and 6,000 square feet in Ann Arbor, Michigan. The Cambridge lease expires in February 2022, and we have the right to extend until February 2027, subject to certain conditions being met. The facilities include clean rooms, laboratories and office space. The Ann Arbor lease expires in April 2023. We believe that our facilities are adequate to meet our current needs. Additional facilities may be required to support expansion for research and development activities or to assume manufacturing operations.

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

Price Range of Common Stock

	High	Low
Year ended December 31, 2017
First Quarter	$3.10	$2.50
Second Quarter	3.45	2.55
Third Quarter	6.00	3.00
Fourth Quarter	5.98	3.65
Year ended December 31, 2018
First Quarter	$12.30	$5.70
Second Quarter	14.60	9.60
Third Quarter	14.80	9.10
Fourth Quarter	18.44	10.77

As of February 26, 2019 there were approximately 170 holders of record of the common stock.  We have never paid any cash dividends on our common stock and we do not anticipate paying such cash dividends in the foreseeable future.  We currently anticipate that we will retain all future earnings, if any, for use in the development of our business.

Stock Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2014 through December 31, 2018 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index.  Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date.  The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Stock Price Comparison

Equity Compensation Plan Information as of December 31, 2018

The following table sets forth information as of December 31, 2018 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuances:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)
Equity compensation plans approved by security holders (employees and directors)(1)	4,790,683	$5.85	2,983,774
Employee stock purchase plan(1)	18,407	$11.86	473,980

(1)       The material features of these securities are described in note 8 of the Consolidated Financial Statements.

(2)       Shares issuable under the 2017 Omnibus Incentive Plan.

Recent Sales of Unregistered Securities

On December 21, 2017, Vericel received a payment comprised of an upfront license fee from Innovative Cellular Therapeutics CO., LTD. (ICT) discussed in note 4 and purchase of $4.0 million for a warrant for 818,424 shares of the Company’s common stock based on the closing price as of December 6, 2017 of $4.90 at an exercise price of $0.01 per share. On December 27, 2017, ICT exercised the warrant via a cashless exercise in exchange for 816,850 shares of the Company’s common stock. There were no warrants issued to ICT outstanding as of December 31, 2017.

In April and December of 2018, Silicon Valley Bank and the assignee for MidCap Financial Trust and MidCap Funding III Trust exercised warrants obtained during the debt financings discussed in note 6 via cashless exercise in exchange for a total of 115,085 shares of the Company's common stock. See further discussion of warrants in note 12.

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during the year ended December 31, 2018.

Item 6. Selected Financial Data

The data for each of the five years in the period ended December 31, 2018 are derived from our Consolidated Financial Statements. The selected historical financial data for the financial position of our Company as of December 31, 2018 and 2017 and the results of their operations for each of the five years in the period ended December 31, 2018 presented below should be read together with our consolidated financial statements and the notes to those statements and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016	2015	2014
Product sales, net	$90,857	$62,760	$54,383	$51,168	$28,796
Other	—	1,164	—	—	—
Total revenue(a)	90,857	63,924	54,383	51,168	28,796
Cost of product sales	32,160	30,354	28,307	26,470	17,293
Gross profit	58,697	33,570	26,076	24,698	11,503
Research and development	13,599	12,944	15,295	18,890	21,263
Selling, general and administrative	49,007	35,610	27,388	22,479	13,774
Loss on impairment of intangible asset(b)	—	—	2,638	—	—
Total operating expenses	62,606	48,554	45,321	41,369	35,037
Loss from operations	(3,909)	(14,984)	(19,245)	(16,671)	(23,534)
Other income (expense):
(Increase) decrease in fair value of warrants(c)	(2,524)	(257)	—	324	(27)
Bargain purchase gain(d)	—	—	—	—	3,473
Loss on extinguishment of debt(e)	(838)	(860)	—	—	—
Interest income	897	14	8	36	24
Interest expense	(1,732)	(1,107)	(314)	(20)	150
Other income (expense)	(31)	(92)	(15)	(9)	(6)
Total other (expense) income	(4,228)	(2,302)	(321)	331	3,614
Net loss	$(8,137)	$(17,286)	$(19,566)	$(16,340)	$(19,920)
Net loss per share attributable to common shareholders (Basic and Diluted)	$(0.20)	$(0.52)	$(1.18)	$(0.97)	$(2.23)

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

(e) In December 2017 we modified our debt arrangement for outstanding debt that was held during that time, which resulted in a loss incurred for fees expensed upon the extinguishment of debt that was replaced with a new debt arrangement. In December 2018, we prepaid in full all outstanding indebtedness which resulted in a loss incurred for fees expensed upon the extinguishment of this debt described in note 6.

	December 31,
(In thousands)	2018	2017	2016	2015	2014
Cash and cash equivalents	$18,286	$26,862	$22,978	$14,581	$30,343
Marketable securities	64,638	—	—	—	—
Total cash, cash equivalents, and marketable securities	82,924	26,862	22,978	14,581	30,343
Working capital (a)	97,991	37,416	31,870	15,235	29,661
Property and equipment, net	5,906	4,071	3,875	4,049	2,892
Total assets	118,689	54,577	48,598	34,309	47,579
Total liabilities	16,458	32,037	23,890	12,179	11,938
Total shareholders' equity (deficit)	102,231	22,540	24,708	22,130	35,641

(a) Working capital is defined as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under The Private Securities Litigation Reform Act of 1995
Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business and the biopharmaceutical industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar phrases. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in this report under “Item 1A Risk Factors” and in our other reports filed with the SEC from time to time.
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

Overview

Vericel Corporation is a leader in advanced cell therapies for the sports medicine and severe burn care markets, and a developer of cell therapies for use in the treatment of patients with severe diseases and conditions. We currently market two FDA approved autologous cell therapy products in the United States. MACI® (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults that was approved by the FDA on December 13, 2016. The first shipment and implantation of MACI occurred on January 31, 2017. At the end of the second quarter of 2017, we removed Carticel® (autologous cultured chondrocytes), an earlier generation ACI product, from the market. We also market Epicel® (cultured epidermal autografts), a permanent skin replacement Humanitarian Use Device (HUD) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (TBSA).

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

Product Portfolio

Our approved and marketed products include two approved autologous cell therapy products: MACI, a third generation autologous implant for the repair of symptomatic, full-thickness cartilage defects of the knee in adult patients and Epicel, a permanent skin replacement for full thickness burns in adults and pediatrics with greater than or equal to 30% of TBSA, both of which are currently marketed in the U.S. We also own Carticel which is no longer marketed in the U.S. Until 2017, our active product candidate portfolio included ixmyelocel-T, a patient-specific multicellular therapy for the treatment of advanced heart failure due to dilated cardiomyopathy, or DCM. We have no current plans to continue the development of ixmyelocel-T.

MACI and Carticel

Carticel, an earlier generation ACI product for the treatment and repair of cartilage defects in the knee, was the first FDA-approved autologous cartilage repair product. Carticel was replaced at the end of the second quarter of 2017 by MACI, which was approved on December 13, 2016 by the FDA. MACI is a third generation autologous implant for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. The first shipment and implantation of MACI occurred on January 31, 2017, and we stopped manufacturing and marketing Carticel at the end of the second quarter in 2017.

In the U.S., the physician target audience which repairs cartilage defects is very concentrated and is comprised of a group of physicians who self-identify as or have the formal specialty of sports medicine physicians. We believe this target audience is approximately 3,500 physicians. In addition to these physicians there is a population of 5,000 to 8,000 general orthopedic surgeons who treat cartilage injuries, although at a much lower average volume relative to the sports medicine physicians. We expanded our field force from 40 to 48 representatives in 2018. Most private payers have a medical policy that allows treatment with MACI with all of the top 30 largest commercial payers having a formal medical policy for MACI or ACI in general. For those private payers, which have not yet approved a medical policy for MACI, for medically appropriate cases, we can often obtain approval on a case by case basis. In the year ended December 31, 2018, net revenues were $67.7 million for MACI.

Epicel

Epicel is a permanent skin replacement for full thickness burns greater than or equal to 30% of TBSA.  Epicel is regulated by the Center for Biologics Evaluation and Research, or CBER of the U.S. Food and Drug Administration, or FDA under medical device authorities, and is the only FDA-approved autologous epidermal product available for large total surface area burns. Epicel was designated as a HUD in 1998 and a Humanitarian Device Exception (HDE) application for the product was submitted in 1999.  HUDs are devices that are intended for diseases or conditions that affect fewer than 8,000 individuals annually in the U.S. Under an HDE approval, a HUD cannot be sold for an amount that exceeds the cost of research and development, fabrication and distribution unless certain conditions are met.

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

On February 18, 2016, the FDA approved our HDE supplement to revise the labeled indications of use to specifically include pediatric patients and to add pediatric labeling. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with massive burns treated with Epicel relative to standard care. Due to the change in the label to specifically include use in pediatric patients, Epicel is no longer subject to the HDE profit restrictions. In conjunction with adding the pediatric labeling and meeting the pediatric eligibility criteria, the FDA has determined the ADN number for Epicel is 360,400 which is approximately 45 times larger than the volume of grafts sold in 2018. We currently have a 5-person field force. In the year ended December 31, 2018, net revenues were $23.1 million for Epicel.

Ixmyelocel-T

Our preapproval stage portfolio includes ixmyelocel-T, a unique multicellular therapy derived from an adult patient’s own bone marrow which utilizes our proprietary, highly automated and scalable manufacturing system. This multicellular therapy was developed for the treatment of advanced heart failure due to DCM.

Ixmyelocel-T has been granted a U.S. Orphan Drug designation by the FDA for the treatment of DCM. We completed enrolling and treating patients in our completed Phase 2b ixCELL-DCM study in February, 2015. Patients were followed for 12 months for the primary efficacy endpoint of major cardiac adverse events, or MACE. On March 10, 2016, we announced the trial had met its primary endpoint of reduction in clinical cardiac events and that the incidence of adverse events, including serious adverse events, in patients treated with ixmyelocel-T was comparable to patients in the placebo group.  Patients were then followed for an additional 12 months for safety. Because the trial met the primary endpoint, patients who received placebo or were randomized to ixmyelocel-T in the double-blind portion of the trial but did not receive ixmyelocel-T were offered the option to receive ixmyelocel-T. We successfully treated the last patients in February 2017, and the last follow-up visit occurred approximately one year later. In addition, we have conducted clinical studies for the treatment of critical limb ischemia, and an ixmyelocel-T investigator-initiated clinical study was conducted for the treatment of craniofacial reconstruction.

On September 29, 2017, the FDA indicated we would be required to conduct at least one additional Phase 3 clinical study to support a BLA for ixmyelocel-T.  Given the expense required to conduct further development and our focus on growing our existing commercial products, at this time we have no current plans to initiate or fund a Phase 3 trial on our own.

Results of Operations

Net Loss

Our net loss for the year ended December 31, 2018 totaled $8.1 million which includes a loss on extinguishment of debt of $0.8 million. Our net loss for the year ended December 31, 2017 totaled $17.3 million which also includes a loss on extinguishment of debt of $0.9 million. Our net loss for the year ended December 31, 2016 totaled $19.6 million which includes an impairment of intangible asset charge of $2.6 million related to the write-off of the commercial use rights primarily due to Carticel’s replacement with MACI.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net revenues	$90,857	$63,924	$54,383
Cost of product sales	32,160	30,354	28,307
Gross profit	58,697	33,570	26,076
Total operating expenses	62,606	48,554	45,321
Loss from operations	(3,909)	(14,984)	(19,245)
Other expense	(4,228)	(2,302)	(321)
Net loss	$(8,137)	$(17,286)	$(19,566)

Net Revenues

  Net revenues (comprised of gross revenue from sales net of provision for cash discounts) increased for the year ended December 31, 2018 compared to December 31, 2017 primarily due to an increase in cartilage implants during MACI’s second year on the market as well as continued growth in demand for Epicel grafts over the prior year. Cash discounts for the years ended December 31, 2018 and December 31, 2016 were $0.2 million and $0.5 million, respectively, and were not material in 2017.

Net revenues increased for the year ended December 31, 2017 compared to December 31, 2016 primarily due to an increase in cartilage implants as a result of the MACI launch and a significant increase in burn centers utilizing Epicel while also executing price increases. In addition, we recognized license revenue in connection with the granting of product licenses.

Net revenues for the years ended December 31, 2018, 2017 and 2016 are shown below.

	Year Ended December 31,
Revenue by product (In thousands)	2018	2017	2016
Carticel and MACI	$67,741	$43,902	$38,871
Epicel	23,116	18,858	15,512
License Revenue	—	1,164	—
	$90,857	$63,924	$54,383

 Seasonality. Over the last four years ACI (MACI and Carticel prior to its replacement) sales volumes from the first through the fourth quarter have on average represented 20%, 24%, 22% and 35% respectively, of total annual volumes. MACI orders are stronger in the fourth quarter due to a number of factors including insurance copay limits and the time of year patients prefer to start rehabilitation. Epicel revenue is also subject to seasonal fluctuations mostly associated with the use of heating elements during the colder months, with stronger sales occurring in the winter months of the first and fourth quarters, and weaker sales occurring in the hot summer months of the third quarter. However, in any single year, this trend can be absent due to the extreme variability inherent with Epicel’s patient volume. Over the last four years the percentage of annual product orders for Epicel as on average been 28%, 25%, 21% and 27% from the first to the fourth quarters.

Gross Profit and Gross Profit Ratio

	Year Ended December 31,
(In thousands)	2018	2017	2016
Gross profit	$58,697	$33,570	$26,076
Gross profit %	64.6%	52.5%	47.9%

Gross profit increased for the years ended December 31, 2018 compared to 2017 as well as for the year ended December 31, 2017 compared to 2016, in each case due primarily to an increase in MACI (and formerly Carticel) and Epicel sales combined with our highly fixed manufacturing cost structure which consists mainly of labor and facility costs that do not materially fluctuate with volume increases.

Research and Development Costs

	Year Ended December 31,
(In thousands)	2018	2017	2016
Research and development costs	$13,599	$12,944	$15,295

The following table summarizes the approximate allocation of cost for our research and development projects:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Dilated Cardiomyopathy	$1,345	$4,909	$8,195
ACI	9,099	5,814	4,964
Epicel	3,155	2,221	2,136
Total research and development costs	$13,599	$12,944	$15,295

Research and development expenses for the year ended December 31, 2018 were $13.6 million compared to $12.9 million for the year ended December 31, 2017. These expenses include research costs associated with manufacturing process improvement activities, the ongoing MACI pediatric trial, pharmacovigilance and other reporting and compliance requirements, as well as medical affairs and external grants. The increase for ACI and Epicel costs was primarily driven by increased employee stock-based compensation expenses. Expenses related to Dilated Cardiomyopathy are expected to continue to decrease due to the closure of the study.

Research and development expenses for the year ended December 31, 2017 were $12.9 million compared to $15.3 million for the year ended December 31, 2016. The decrease was primarily related to a decrease in expenditures for ixmyelocel-T (ixCELL-DCM study) as a result of the decision to no longer pursue a Phase 3 trial, partially offset by an increase in MACI expenditures.

Selling, General and Administrative Costs

	Year Ended December 31,
(In thousands)	2018	2017	2016
Selling, general and administrative costs	$49,007	$35,610	$27,388
Loss on impairment of intangible asset	—	—	2,638

Selling, general and administrative expenses for the years ended December 31, 2018 and 2017 increased to $49.0 million from $35.6 million, respectively. The increase in selling, general and administrative expenses in 2018 is due primarily to an incremental $4.4 million in employee related expenses driven mainly by the MACI sales force expansion, $4.0 million increase in selling expenses, and reimbursement patient support services and an incremental $2.7 million in stock based compensation expenses.

Selling, general and administrative expenses for the years ended December 31, 2017 and 2016 were $35.6 million and $27.4 million, respectively. The increase in selling, general and administrative expenses in 2017 is due primarily to an incremental $3.6 million in employee related expenses driven mainly by the MACI sales force expansion, $3.0 million in additional marketing program expenses to support the MACI launch and $1.1 million increase in costs associated with our reimbursement and patient support services.

The loss on impairment of intangible asset is related to the write-off of the commercial use rights for certain products (primarily Carticel). Upon the approval of MACI in December 2016 and the replacement of Carticel with MACI, we determined the Carticel-related intangible asset was fully impaired as of December 31, 2016.

Other Income (Expense)

	Year Ended December 31,
(In thousands)	2018	2017	2016
Increase in fair value of warrants	$(2,524)	$(257)	$—
Loss on extinguishment of debt	(838)	(860)	—
Foreign currency translation loss	—
Interest income	897	14	8
Interest expense	(1,732)	(1,107)	(314)
Other income (expense)	(31)	(92)	(15)
Total other (expense) income	$(4,228)	$(2,302)	$(321)

The change in other income and expense for the year ended December 31, 2018 compared to 2017 is due primarily to the change in warrant value as a result of the increase in our stock price recognized upon exercise, interest expense and the loss on extinguishment of debt related to the extinguishment of our credit term facilities.

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

Stock Compensation

Non-cash stock-based compensation expense included in cost of goods sold, research and development expenses and general, selling and administrative expenses is summarized in the following table:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Cost of goods sold	$1,015	$428	$427
Research and development	1,672	506	497
General, selling and administrative	4,536	1,746	1,575
Total non-cash stock-based compensation expense	$7,223	$2,680	$2,499

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

Our cash and cash equivalents totaled $18.3 million and short term investments totaled $64.6 million as of December 31, 2018. The $0.4 million of cash used by operations was a result of an $8.1 million net loss, offset by noncash charges including

$7.2 million in stock compensation expense, $2.5 million in warrant fair value fluctuations and $1.4 million in depreciation and amortization expense. Working capital requirements increased due to a $5.2 million increase in accounts receivable, and $1.3 million increase in prepaid and other current assets as a result of the increase in sales volume, slightly offset by an increase of $0.9 million and $1.5 million to our accounts payable and accrued expenses, respectively, related to the timing of payments.

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

The change in cash used for investing activities in 2018 is the result of $66.5 million in short term investments purchases offset by $2.2 million of maturities and property plant and equipment purchases of $2.7 million primarily for manufacturing upgrades and leasehold improvements through December 31, 2018. The change in cash used for investing activities in 2017 is the result of material property plant and equipment purchases of $1.5 million primarily for purchases in connection with the integration of the CTRM business through December 31, 2017.

The change in cash provided from financing activities in 2018 is the result of net proceeds from our recent public offering of common stock of $70.1 million, proceeds from the exercise of stock options of $4.4 million and the exercise of warrants of $2.7 million. The cash provided from financing activities was reduced by the prepayment of all outstanding debt under the term loans described below.

On December 19, 2018, we prepaid in full all outstanding indebtedness to terminate the Loan and Security Agreement by and between the Company, Silicon Valley Bank as Agent and Silicon Valley Bank, MidCap Financial Trust, MidCap Funding III Trust (SVB and MidCap) and other lenders listed therein as lenders (SVB Loan Agreement). As of the date of termination, we paid in full $17.1 million in outstanding borrowings at the time of termination. In connection with the termination of the SVB Loan Agreement, we paid an additional prepayment premium of 1.5% in the amount of $0.2 million and a final payment of 3.6% in the amount of $0.5 million.

We believe that, based on our current cash on hand, cash equivalents and short term investments we are in a position to sustain operations through at least February 2020. In the future, we may need to access additional capital; however, we may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of our shareholders. Actual cash requirements may differ from projections and will depend on many factors, including the level of future research and development, the scope and results of ongoing and potential clinical trials, the costs involved in filing, prosecuting and enforcing patents, the need for additional manufacturing capacity, competing technological and market developments, costs of possible acquisition or development of complementary business activities, and the cost to market our products.

Contractual Obligations

We lease facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. In March 2016, we amended our current lease in Cambridge to, among other provisions, extend the term until February 2022 and have the right to extend until February 2027, subject to certain conditions being met. Under the amendment, the landlord will contribute approximately $2.0 million toward the cost of tenant improvements. The contribution toward the cost of tenant improvements is recorded as deferred rent on our consolidated balance sheet and is amortized to our consolidated statement of operations as reductions to rent expense over the lease term. Through December 31, 2018, we have recorded a tenant improvement of $1.9 million. In April 2018 we amended our current lease in Ann Arbor to, among other provisions, extend the term until April 2023. In addition to the property leases, we also pay for use of an offsite warehouse space, and we lease various vehicles and computer equipment. See note 16 to the consolidated financial statements for further information.

Future minimum payments related to our operating, capital leases, contractual obligations including interest on outstanding term loans are as follows:

		Payments Due by Period
Contractual Obligations	Total	2019	2020	2021	2022	2023	More than 5 Years
Operating leases	$15,386	$4,879	$4,719	$4,754	$966	$68	$—
Purchase commitments	2,761	741	711	674	635	—	—
Capital leases	205	41	41	41	41	41	—
Total	$18,352	$5,661	$5,471	$5,469	$1,642	$109	$—

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

Revenue Recognition and Net Product Sales — Revenue from sales to a customer (distributor, hospital or other party) is recognized in accordance with ASC 606, Revenue Recognition, which was adopted January 1, 2018. We recognize product revenue from sales to a customer (distributor or hospital) following the five step model in ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. Under this revenue standard, we recognize revenue when our customer obtains control of the promised goods, in an amount that reflects the consideration which we expect to receive in exchange for those goods.

In April 2017, we were notified of a contractual dispute between Vital Care and a third-party payer and as a result, during the three months ended March 31, 2017, we increased our estimated revenue allowances, reducing revenue by $2.1 million related to 2016 sales and $0.7 million related to 2017 sales to reflect the lower reimbursement that would be obtained if the claims were ultimately required to be treated as out-of-network. In July 2017, the dispute was resolved and the negotiated reimbursement resulted in our ability to initially reduce our estimated sales allowances by $1.4 million which resulted in additional revenue in the second quarter of 2017 related to sales which originated primarily in 2016.

Stock-Based Compensation — The accounting for stock-based compensation requires us to determine the fair value of common stock issued in the form of stock option awards. We use the value of our common stock at the date of the grant in the calculation of the fair value of our share-based awards. The fair value of stock options held by our employees is determined using a Black-Scholes option valuation method, which is a valuation technique that is acceptable for share-based payment accounting. Key assumptions in determining fair value include volatility, risk-free interest rate, dividend yield and expected term. The assumptions used in calculating the fair value of stock options represent our best estimates; however, these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock options expected to vest over the service period.  We estimate the forfeiture rate considering the historical experience of our stock-based awards.  If the actual forfeiture rate is different from the estimate, we adjust the expense accordingly.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

During the year ended December 31, 2018, we purchased marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying consolidated balance sheet included in this Annual Report on Form 10-K. The fair value of our cash equivalents and marketable securities is subject to changes in market interest rates.

Given the relatively short duration of investments in our portfolio we believe that the interest rate risk related to our accounts receivable is not significant.  We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectability and establishment of appropriate allowances.  We do not enter into hedging transactions and do not purchase derivative instruments.

We operate in the United States only. We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities due to vendors in countries outside the United States which are typically paid in Euro. We do not enter into hedging transactions and do not purchase derivative instruments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Vericel Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Vericel Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2019

We have served as the Company’s auditor since at least 1996, which is when the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company.

VERICEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$18,286	$26,862
Short term investments	64,638	—
Accounts receivable (net of allowance for doubtful accounts of $514 and $249, respectively)	23,454	18,270
Inventory	3,558	3,793
Other current assets	2,847	1,581
Total current assets	112,783	50,506
Property and equipment, net	5,906	4,071
Total assets	$118,689	$54,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,108	$5,552
Accrued expenses	6,930	5,573
Deferred rent	566	420
Warrant liabilities	—	1,014
Current portion of term loan credit agreement (net of deferred costs of $0 and $67, respectively)	—	350
Other	188	181
Total current liabilities	14,792	13,090
Revolving and term loan credit agreement (net of deferred costs of $0 and $196, respectively)	—	16,888
Deferred rent	1,666	2,059
Total liabilities	16,458	32,037
COMMITMENTS AND CONTINGENCIES (Note 15)
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 43,578 and 35,861, respectively	471,180	383,020
Other comprehensive loss	(39)	—
Warrants	104	397
Accumulated deficit	(369,014)	(360,877)
Total shareholders’ equity	102,231	22,540
Total liabilities and shareholders’ equity	$118,689	$54,577

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Product sales, net	$90,857	$62,760	$54,383
Other	—	1,164	—
Total revenue	90,857	63,924	54,383
Cost of product sales	32,160	30,354	28,307
Gross profit	58,697	33,570	26,076
Research and development	13,599	12,944	15,295
Selling, general and administrative	49,007	35,610	27,388
Loss on impairment of intangible asset	—	—	2,638
Total operating expenses	62,606	48,554	45,321
Loss from operations	(3,909)	(14,984)	(19,245)
Other income (expense):
Increase in fair value of warrants	(2,524)	(257)	—
Loss on extinguishment of debt	(838)	(860)	—
Interest income	897	14	8
Interest expense	(1,732)	(1,107)	(314)
Other income (expense)	(31)	(92)	(15)
Total other (expense) income	(4,228)	(2,302)	(321)
Net loss	$(8,137)	$(17,286)	$(19,566)
Net loss per share attributable to common shareholders (Basic and Diluted)	$(0.20)	$(0.52)	$(1.18)
Weighted average number of common shares outstanding (Basic and Diluted)	40,242	33,355	23,093

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(8,137)	$(17,286)	$(19,566)
Net change in unrealized loss on investments	(39)	—	—
Comprehensive loss	$(8,176)	$(17,286)	$(19,566)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Treasury Stock		Warrants	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Loss	Deficit	Equity
BALANCE, DECEMBER 31, 2015	13	$41,539	23,789	$307,766	(1,250)	$(3,150)	—	—	$(324,025)	$22,130
Net loss									(19,566)	(19,566)
Conversion of Series A preferred stock for common stock	(1)	(3,150)			1,250	3,150				—
Compensation expense related to stock options granted, net of forfeitures				2,499						2,499
Issuance of common stock, net of issuance costs of $1,653			7,538	18,868						18,868
Stock option exercises			39	120						120
Shares issued under the Employee Stock Purchase Plan			229	467						467
Issuance of warrants							190			190
BALANCE, DECEMBER 31, 2016	12	$38,389	31,595	$329,720	—	$—	$190	$—	$(343,591)	$24,708
Net loss									(17,286)	(17,286)
Conversion of Series B-1 or B-2 preferred stock for common stock	(12)	(38,389)	1,094	38,389						—
Compensation expense related to stock options granted, net of forfeitures				2,680						2,680
Issuance of common stock, net of issuance costs of $311			1,983	7,188						7,188
Stock option exercises			199	608						608
Shares issued under the Employee Stock Purchase Plan			173	425						425
Issuance of warrants							207			207
Exercise of warrants resulting in the issuance of common stock			817	4,010						4,010
BALANCE, DECEMBER 31, 2017	—	$—	35,861	$383,020	—	$—	$397	$—	$(360,877)	$22,540
Net loss									(8,137)	(8,137)
Compensation expense related to stock options granted, net of forfeitures				7,223						7,223
Issuance of common stock, net of issuance costs of $4.7 (Note 9)			5,750	70,028						70,028
Stock option exercises			1,180	3,705						3,705
Shares issued under the Employee Stock Purchase Plan			106	656						656
Exercise of warrants resulting in the issuance of common stock (Note 12)			681	6,548			(293)			6,255
Net change in unrealized loss on investments								(39)	—	(39)
BALANCE, DECEMBER 31, 2018	—	$—	43,578	$471,180	—	$—	$104	$(39)	$(369,014)	$102,231
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(8,137)	$(17,286)	$(19,566)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,426	1,612	1,886
Impairment of intangible asset	—	—	2,638
Stock compensation expense	7,223	2,680	2,499
Change in fair value of warrants	2,524	257	—
Loss on extinguishment of debt	838	860	—
Foreign currency translation loss	51	37	5
Gain (loss) on sale of fixed assets	22	(115)	—
Amortization of premiums and discounts on marketable securities	(327)	—	—
Changes in operating assets and liabilities:
Inventory	235	(305)	(2,108)
Deferred rent	(247)	785	1,568
Accounts receivable	(5,184)	(1,177)	(6,174)
Prepaid and other current assets	(1,267)	(261)	(701)
Accounts payable	899	(1,361)	(1,076)
Accrued expenses	1,493	1,050	920
Other non-current assets and liabilities, net	39	41	217
Net cash used for operating activities	(412)	(13,183)	(19,892)
Investing activities:
Purchases of short term investments	(66,549)	—	—
Sales and maturities of short term investments	2,200	—	—
Expenditures for property, plant and equipment	(2,678)	(1,510)	(1,415)
Net cash used for investing activities	(67,027)	(1,510)	(1,415)
Financing activities:
Net proceeds from equity offering	70,028	—	—
Net proceeds from issuance of common stock	4,361	8,220	19,455
Deferred financing costs	—	(30)	(213)
Proceeds from exercise of warrants	2,716	4,010	—
Borrowings under revolving and term loan credit agreements	—	14,793	12,710
Warrants issued in connection with debt arrangement	—	207	190
Payments on term loan credit agreement	—	(889)	(2,400)
Payments on long-term debt	(17,532)	(7,151)	(38)
Fee on long-term debt	(710)	(583)	—
Net cash provided by (used in) financing activities	58,863	18,577	29,704
Net increase (decrease) in cash	(8,576)	3,884	8,397
Cash at beginning of period	26,862	22,978	14,581
Cash at end of period	$18,286	$26,862	$22,978

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

Vericel Corporation, a Michigan corporation (together with its consolidated subsidiaries referred to herein as the Company, Vericel, we, us or our), was incorporated in March 1989 and began employee-based operations in 1991. On May 30, 2014, Vericel completed the acquisition of certain assets and assumed certain liabilities of Sanofi, a French société anonyme (Sanofi), including all of the outstanding equity interests of Genzyme Biosurgery ApS (Genzyme Denmark or the Danish subsidiary) (now known as Vericel Denmark ApS), a wholly-owned subsidiary of Sanofi, and a portfolio of patents and patent applications of Sanofi and certain of its subsidiaries for purposes of acquiring the portion of the cell therapy and regenerative medicine business (the CTRM Business), related to the MACI®, Carticel® and Epicel® products. The Company is a fully integrated, commercial-stage biopharmaceutical company and currently markets MACI® and Epicel® in the U.S. The Company is a leader in advanced cell therapies for the sports medicine and severe burn care markets. MACI® (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults that was approved by the FDA on December 13, 2016. The first shipment and implantation of MACI occurred on January 31, 2017. At the end of the second quarter of 2017, the Company removed Carticel® (autologous cultured chondrocytes), an earlier generation ACI product, from the market. The Company also markets Epicel® (cultured epidermal autografts), a permanent skin replacement Humanitarian Use Device (HUD) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (TBSA). The Company operates its business primarily in the U.S. in 1 reportable segment — the research, product development, manufacture and distribution of cellular therapies for use in the treatment of specific diseases.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  As of December 31, 2018, the Company has an accumulated deficit of $369.0 million and had a net loss of $8.1 million during 2018.  The Company had cash and cash equivalents of $18.3 million and short term investments of $64.6 million as of December 31, 2018. On December 19, 2018, the Company terminated and prepaid in full all outstanding indebtedness under the Loan and Security Agreement dated as of September 9, 2016 as amended, by and between the Company, Silicon Valley Bank as Agent and Silicon Valley Bank, MidCap Financial Trust, MidCap Funding III Trust (SVB and MidCap) and other lenders listed therein as lenders (SVB Loan Agreement). The Company expects that existing cash, cash equivalents and short term investments will be sufficient to support the Company's current operations through at least February 2020. The Company may seek additional funding through debt or equity financings.  However, the Company may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Vericel and its wholly-owned subsidiaries, Marrow Donation, LLC, located in San Diego, California, Vericel Denmark ApS, in Kastrup, Demark and Vericel Security Corporation (collectively, the Company).  All inter-company transactions and accounts have been eliminated in consolidation.  Marrow Donation, LLC and Vericel Denmark ApS ceased operations in 2015.

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

Consolidated Statement of Cash Flows

The following table presents certain supplementary cash flows information for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Supplementary Cash Flows information:
Non-cash information:
Warrant liabilities settled in common stock	$3,538	$—	$—
Additions to equipment in process included in accounts payable	$606	$341	$18
Shares exchanged between common and preferred stock	$—	$(38,389)	$(3,150)
Cash information:
Interest paid (net of interest capitalized)	$2,230	$931	$226
Income tax withholding paid	$—	$100	$—
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

Accounts Receivable

Accounts receivable are initially recorded at the contractual amount owed by the customer or based on expected payments from the insurance provider, hospital or patient.  Allowances for doubtful accounts are established when the facts and circumstances indicate that a receivable may not be collectible.

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

The depreciable value of property, plant and equipment, net of any residual value, is depreciated on a straight line basis over the useful life of the asset. The useful life of an asset is usually equivalent to its economic life. The useful lives of property, plant and equipment are as follows:

•Equipment and computers:  3 to 5 years
•Furniture and fixtures:  5 years
•Building improvements and leasehold improvements:  Shorter of the remaining life of the lease or 10 years

The costs of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts, with any gain or loss realized upon sale or disposal credited or charged to operations.

Intangible Assets and Other Long Lived Assets

Intangible assets are initially measured at acquisition cost, including any directly attributable costs of preparing the asset for its intended use or, in the case of assets acquired in a business combination at fair value as at the date of the combination.  Identifiable intangible assets related to commercial rights are amortized on a straight line basis over their expected useful lives. Amortization of intangible assets is recognized in these financial statements under Cost of product sales.

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
Revenue Recognition and Net Product Sales
The new revenue standard became effective for the Company on January 1, 2018, and was adopted using the modified retrospective method. Based on the Company's evaluation of all of its product revenue contracts under the new revenue standard there was no cumulative adjustment recorded in the financial statements upon adoption of Accounting Standards Codification 606, Revenue Recognition, (ASC 606) on January 1, 2018. For the year ended December 31, 2018, the timing and amount of revenue recognized under ASC 606 is not materially different from that under the previous guidance.
The Company recognizes product revenue from sales to a customer (distributor or hospital) following the five step model in ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation. Under this revenue standard, the Company recognizes revenue when its customer obtains control of the promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods. There are no contractual rights of returns, refunds or similar obligations related to MACI, kits, or Epicel as of December 31, 2018; however, in certain limited cases the Company will accept a product return if a surgery is canceled. Revenue is not recognized in these cases, and historically such amounts have been insignificant.
Currently, for MACI, MACI kits and Epicel there are no variable pricing arrangements related to warranties or rebates offered to customers. The majority of orders are due within 60 days of delivery. Shipping and handling fees are included as a component of revenue. The Company recognizes any commission fees as an expense when incurred. These fees are included in selling, general, and administrative expenses.
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

Stock-Based Compensation

The Company’s accounting for stock-based compensation requires it to determine the fair value of common stock issued in the form of stock option awards. The Company uses the value of its common stock at the date of the grant in the calculation of the fair value of its share-based awards. The fair value of stock options held by the employees is determined using a Black-Scholes option valuation method, which is a valuation technique that is acceptable for share-based payment accounting. Key assumptions in determining fair value include volatility, risk-free interest rate, dividend yield and expected term. The assumptions used in calculating the fair value of stock options represent the Company’s best estimates; however, these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future.  In addition, the Company estimates the expected forfeiture rate and only recognize expense for those stock options expected to vest over the service period.  The estimated forfeiture rate considers the historical experience of the Company’s stock-based awards.  If the actual forfeiture rate is different from the estimate, expense is adjusted accordingly. For certain non-employee consultants, stock option awards continue to vest post-termination. The guidance for non-employee stock compensation accounting for equity-classified awards was updated, and these awards are now subject to fixed grant date fair value principles which eliminates the variable mark-to-market accounting. The options were valued as of the adoption date July 1, 2018.

The Company also has an Employee Stock Purchase Plan (ESPP) which is a compensatory plan. Compensation expense is recorded based on the fair value of the purchase options at the grant date, which corresponds to the first day of each purchase period, and is amortized over the purchase period.

Comprehensive Loss
Comprehensive loss is the change in stockholders’ equity during a period arising from any gain or loss unrealized related to the Company's investments in short-term investments.
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

Net Loss Per Share Attributable to Common Shareholders

Basic and diluted earnings (loss) per share is calculated using the two-class method. Basic earnings (loss) per share which is based on an earnings allocation formula that determines earnings (loss) per share for the holders of the Company’s common shares and holders of the Series B preferred stock.  The Series B preferred stock shares contain participation rights in undistributed earnings, but do not share in the losses of the Company.  The accumulated but undeclared dividends on the Series B preferred stock of $7.6 million for the year ended December 31, 2016 is treated as a reduction of earnings attributable to common shareholders. There were no undeclared dividends for the year ended December 31, 2018 or 2017. Diluted earnings (loss) per share includes convertible securities or common equivalent share (stock options and warrants) in addition to the Company's common shares. Common equivalent shares and treasury stock are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.

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

3. Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance requiring entities to apply a new model for recognizing revenue from contracts with customers and the reporting of principal versus agent considerations. The guidance superseded the then-applicable revenue recognition guidance and requires entities to evaluate their revenue recognition arrangements using a five step model to determine when a customer obtains control of a transferred good or service. The new revenue standard Accounting Standards Codification 606, Revenue Recognition, (ASC 606), became effective for the Company on January 1, 2018, and was adopted using the modified retrospective method. See note 4 for further discussion.

Accounting for Leases

The FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In accordance with the updated guidance, lessees are required to recognize the right of use assets and lease liabilities arising from operating leases on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within 2019. The Company has evaluated its leasing arrangements under the issued guidance and determined all leases are classified as operating leases and will be recognized as assets and future payments as liabilities on the balance sheet. Based on the Company's evaluation to date, the Company expects that the adoption of the new leasing standards will result in the recognition of material right-to-use assets and liabilities in the Company's consolidated balance sheet. The adoption of the new leasing standards is not expected to have a material impact to the Company's consolidated statements of income. The Company elected to utilize the practical expedients when adopting the standard.

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

4. Revenue
Revenue Recognition and Net Product Sales
As disclosed in note 2, the Company recognizes product revenue from sales of MACI Kits, MACI implants and Epicel grafts following the five step model in ASC 606.
MACI Kits
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
MACI Implants
The Company recognizes product revenues from sales of MACI (and previously Carticel) implants upon delivery at which time the customer is in control of the implant and the claim is billable. Prior authorization or confirmation of coverage level by the patient’s private insurance plan, hospital or government payer is a prerequisite to the shipment of product to a patient. Depending upon the type of contract and whom the payer is for the MACI implant, the Company's net product revenues are based on contracted rates or estimated based on expected payments from the insurance provider, hospital or patient. The estimates of such payment amounts vary by customer and payer and are based on either contracted rates, publicly available rates or past payer precedents. Changes in estimates are recorded through revenue in the period such change occurs. Net product revenues from sales to distributors may include a prompt pay discount.
On July 25, 2018 and August 10, 2018, the Company entered into amendments to its distribution agreement with Orsini Pharmaceutical Services, Inc. (Orsini). The amendments modified certain payment terms for surgeries after June 15, 2018. In addition, under the revised agreement, the parties agreed to eliminate Orsini's right to serve as the Company's exclusive distributor for MACI as the Company moves to a limited expanded network of distributors. Orsini remains the exclusive pharmacy supplying MACI for only an enumerated list of payers. The amended agreement includes a provision whereby the Company retains the credit and collection risk from the end customer on implants after June 15, 2018. Orsini performs the collection activities. The net product revenues for these cases are based on expected payments from the insurance provider, hospital or patient. The estimates of such payment amounts vary by customer and payer and are based on either contracted rates, publicly available rates or past payer precedents. Changes in estimates are recorded through revenue in the period such change occurs. Pursuant to the revised arrangement, the Company pays Orsini a dispensing fee on a per implant basis.
In addition, in consideration of Orsini’s future administrative services related to the amendment, the Company has agreed to pay Orsini an incremental service fee based on a fixed number of MACI cases subsequent to the date of amendment of approximately$1.3 million which is fully expensed as of December 31, 2018.
On July 26, 2018, the Company entered into a Dispensing Agreement (Dispensing Agreement) with AllCare Plus Pharmacy, Inc. (AllCare). Pursuant to the Dispensing Agreement, the Company appoints AllCare as a non-exclusive specialty pharmacy provider of MACI. The Company pays AllCare a fee for each patient to whom MACI is dispensed. Under the Dispensing Agreement, the Company retains the credit and collection risk from the end customer on all implants. The net product revenues for these cases are based on contracted rates stated in the approved contract or other documentation with the insurance provider, hospital or patient.
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
Revenue by Product and Customer
The following table and description below shows the products from which the Company generated its revenue:

	Year Ended December 31,
Revenue by product (in thousands)	2018	2017	2016
MACI and Carticel implants and kits
Implants - based on contracted rate	$40,830	$30,366	$17,027
Implants - based on third party reimbursement	25,096	12,122	20,299
Biopsy kits - direct bill	1,997	1,764	1,545
Change in estimates related to prior periods	(182)	(350)	—
Epicel
Direct bill (hospital)	23,116	18,858	15,512
License Revenue	—	1,164	—
Total revenue	$90,857	$63,924	$54,383

Revenue Recognition for License Grants, Milestone and Royalty Payments
The Company recognizes other revenue from contracts with customers related to license grants, milestone related payments and royalty based payments by following the five step model described above.
On May 10, 2017, the Company announced that it has entered into a License Agreement (License Agreement) with ICT, a leading cell therapy company and developer of CAR-T cell therapy for cancer treatment, for the development, manufacturing and commercialization of the Company's product portfolio in Greater China, South Korea, Singapore, and other countries in Asia. ICT acquired an exclusive license to certain patent rights, know-how and intellectual property relating to Carticel, MACI, ixmyelocel-T, and Epicel for the purpose of developing, manufacturing and commercializing the Company's products in the territory described above. The initiation of the technology transfer, the license grants in the License Agreement and the warrant purchase were contingent upon the Company’s receipt of the upfront payment. ICT will be responsible for funding the development of the programs and manufacturing of the products for commercialization in China and the rest of the territory. On December 21, 2017, the Company received $5.2 million (gross of withholding tax), of which $4.0 million was allocated to the warrant based on the fair value on the date of grant as described in note 12 and the remaining $1.2 million was recognized as described below.

Upon adoption of ASC 606, the Company reassessed the accounting for its license agreement with Innovative Cellular Therapeutics CO., LTD. (ICT). The Company identified its performance obligations under the agreement, which include the license, a training obligation, and supply of certain raw materials for technology transfer. Based on its assessment of this agreement under the new revenue standard the Company determined that the license is distinct and provides ICT with the right to use the Company's technology and accordingly revenue should be recognized at the point in time at which the Company delivered the license (December 2017). This evaluation was based on 1) the rights provided to ICT under the license, including the ability to sublicense, 2) the nature of the technology (primarily rights to technology already commercially approved in the US) and 3) ICT's ability to benefit from the license on its own including using its own existing resources as a manufacturer of autologous cell therapies. The transaction price was determined to be $1.2 million. No milestones or royalties are included in the transaction price as the criteria for including these variable payments have not yet been met. The Company assessed the allocation of arrangement consideration noting no differences in allocation from that determined under ASC 605. The license was delivered in December 2017, and revenue of $1.2 million was recorded in 2017 under the then applicable revenue accounting standard ASC 605. Based upon the Company's evaluation under ASC 606 there was no change in amount or timing of revenue recognized for the agreement, and therefore no cumulative change adjustment was recorded upon adoption of the new revenue standard on January 1, 2018. The Company has no significant performance obligations remaining under the agreement.
The ICT license agreement provides for future milestone payments due to the Company upon the achievement of certain developmental and commercial events. The Company evaluates these milestones under the new revenue recognition standard at contract inception and at each reporting period date. Based on the Company’s evaluations to date, the Company has not included any of the future milestones in its determination of the transaction price because the criteria for including these variable payments have not yet been met. This evaluation was based on 1) the pace and eventual achievement of the milestones are largely dependent on ICT’s performance of its contractual obligations and the Company has no prior experience to determine the likelihood of ICT performing those obligations, and 2) the transfer of the funds for each of the milestone payments by ICT to the Company, if achieved, is subject to approval by the State Administration of Foreign Exchange of the People's Republic of China. The Company does not anticipate receiving any milestone payments in the near-term. Furthermore, there can be no assurance that the Company will receive any such milestone or receive any such transfer of funds from ICT ever.
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

The Company's total revenue and accounts receivable balances were comprised of the following concentrations from its largest customers of Carticel, MACI and Epicel, as follows:

	Revenue Concentration			Accounts Receivable Concentration
	Year Ended December 31,			December 31,
	2018	2017	2016	2018	2017
Carticel and MACI	16%	35%	31%	2%	46%
Epicel	7%	10%	11%	4%	3%

5. Selected Balance Sheet Components

Inventory

Inventory as of December 31, 2018 and 2017:

(In thousands)	2018	2017
Raw materials	$2,872	$3,532
Work-in-process	638	226
Finished goods	48	35
Inventory	$3,558	$3,793

Property and Equipment

Property and Equipment, net as of December 31, 2018 and 2017:

(In thousands)	2018	2017
Machinery and equipment	$1,536	$1,249
Furniture, fixtures and office equipment	775	872
Computer equipment and software	3,712	3,536
Leasehold improvements	4,587	4,213
Construction in process	2,801	822
	13,411	10,692
Less accumulated depreciation	(7,505)	(6,621)
Property and Equipment	$5,906	$4,071

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 were $1.4 million, $1.6 million and $1.6 million, respectively.

Accrued Expenses

Accrued Expenses as of December 31, 2018 and 2017:

(In thousands)	2018	2017
Bonus	$5,161	$2,693
Employee related accruals	1,559	2,389
Other accrued expenses	210	491
Accrued expenses	$6,930	$5,573

6.	Debt

On December 19, 2018, the Company prepaid in full all outstanding indebtedness under, and terminated, the Loan and Security Agreement dated as of September 9, 2016, by and between the Company, Silicon Valley Bank as Agent and Silicon Valley Bank, MidCap Financial Trust, MidCap Funding III Trust and other lenders listed therein as lenders (SVB Loan Agreement), as amended December 30, 2016, May 9, 2017 and December 6, 2017, which termination was effective December 19, 2018. The debt financing consisted of a $15.0 million term loan which was drawn at the closing and up to $10.0 million of a revolving line of credit. The term loans were interest only (indexed to Wall Street Journal (WSJ) Prime plus 4.25%) until December 1, 2018 followed by 36 equal monthly payments of principal plus interest maturing December 6, 2021. Under the terms of the agreement, the revolving credit was limited to a borrowing base calculated using eligible accounts receivable and maturing December 6, 2021 with an interest rate indexed to WSJ Prime plus 1.25%. Warrants were issued to SVB and MidCap in conjunction with the modified debt agreement as discussed in note 12.

On the date of termination, the Company paid in full $17.1 million in outstanding borrowings at the time of termination. In connection with the termination of the SVB Loan Agreement, the Company paid an additional prepayment premium of 1.5% in the amount of $0.2 million and a final payment of 3.6% in the amount of $0.5 million.
The prepayment of the debt in 2018 and the debt modification in 2017 were accounted for as debt extinguishments. The Company considered whether creditors remained the same or changed and whether the changes in debt terms were substantial. After performing the assessment in accordance with accounting guidance for the modification of debt arrangements, the term loan portion was determined to be accounted for as a debt extinguishment under the modified terms in 2017 and the repayment of both the term loans and revolving credit agreement in 2018 was also accounted for as a debt extinguishment. As a result, the unamortized deferred financing costs, prepayment penalty and the accelerated payment of the final payment was recognized as a loss on extinguishment of debt of $0.8 million for the year ended December 31, 2018. The unamortized deferred financing costs, lender fees and warrant issuance costs allocated to the term loan under the modified terms were recognized as a loss on extinguishment of debt of $0.9 million for the year-ended December 31, 2017.

7. Cash Equivalents and Investments

During the year ended December 31, 2018, the Company purchased marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of December 31, 2018:

		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$5,838	$—	$—	$5,838
Repurchase agreements	5,000	—	—	5,000
Commercial paper	30,710	—	—	30,710
Corporate notes	13,168	—	(24)	13,144
U.S. government securities	10,167	—	(1)	10,166
U.S. asset-backed securities	10,632	—	(14)	10,618
	$75,515	$—	$(39)	$75,476
Classified as:
Cash equivalents				$10,838
Short-term investments				64,638
				$75,476
As of the year ended December 31, 2018, the Company invested $5.0 million in overnight repurchase agreement securities classified as cash equivalents on the balance sheet.
There were no marketable securities that the Company considers to be other-than-temporarily impaired as of December 31, 2018. The Company's investment strategy is to buy short-duration marketable securities with a high credit rating. As of December 31, 2018, all marketable securities held by the Company had remaining contractual maturities of one year or less.
If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary,” including the Company's intention to sell and, if so, mark the investment to market through a charge to our consolidated statement of operations. There have been no impairments of the Company’s assets measured and carried at fair value for the year ended December 31, 2018.

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

As of December 31, 2018, there were 2,983,774 shares available for future grant under the 2017 Plan.

Employee Stock Purchase Plan

Employees are able to purchase stock under the Vericel Corporation Employee Stock Purchase Plan (ESPP). The ESPP allows for the issuance of an aggregate of 1,000,000 shares of common stock of which 526,020 have been granted since the inception of the benefit in 2015. Participation in this plan is available to substantially all employees. The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. In January 2019, employees purchased 18,407 shares resulting in proceeds from the sale of common stock of $0.2 million under the ESPP for the fourth quarter of 2018. The total share-based compensation expense for the ESPP for the years ended December 31, 2018, 2017, and 2016 was approximately $0.3 million, $0.2 million, and $0.2 million, respectively.

Service-Based Stock Options

During the year ended December 31, 2018, the Company granted 1,644,160 service-based options to purchase common stock.  The exercise price of the options is the fair market value per share of common stock on the grant date, generally vest over four years (other than 105,000 non-employee director options which vest over one year) and have a term of ten years.  The weighted average grant-date fair value of service-based options granted during the years ended December 31, 2018, 2017, and 2016 was $6.96, $1.99 and $2.15, respectively.

The net compensation costs recorded for the service-based stock options related to employees and directors (including the impact of forfeitures) for the years ended December 31, 2018, 2017, and 2016 were $6.9 million, $2.5 million and $2.3 million, respectively.

Stock Compensation Expense

Non-cash stock-based compensation expense (employee stock purchase plan and service-based stock options) is summarized in the following table:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Cost of goods sold	$1,015	$428	$427
Research and development	1,672	506	497
General, selling and administrative	4,536	1,746	1,575
Total non-cash stock-based compensation expense	$7,223	$2,680	$2,499

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

Year Ended December 31,
Service-Based Stock Options	2018	2017	2016
Expected dividend rate	—%	—%	—%
Expected stock price volatility	82.3-88.3%	79.7 – 88.2%	78.7 – 92.2%
Risk-free interest rate	2.4-3.1%	1.39 – 2.3%	1.1 – 2.1%
Expected life (years)	5.3 - 6.3	5.5 - 6.3	5.5 – 6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,528,426	$3.77	8.0	$10,776,000
Granted	1,644,160	$9.64
Exercised	(1,180,815)	$3.14
Expired	(12,862)	$6.84
Forfeited	(188,226)	$5.89
Outstanding at December 31, 2018	4,790,683	$5.85	7.7	$11,407
Exercisable at December 31, 2018	2,292,065	$5.40		$4,840

As of December 31, 2018, 4,481,963 shares are vested and expected to vest. As of December 31, 2018 there was approximately $7.2 million, of total unrecognized compensation cost related to non-vested service-based stock options granted under the 2017 Plan and the Prior Plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

The total intrinsic value of stock options exercised for the years ended December 31, 2018, 2017, and 2016 was $10.3 million, $0.7 million and $0.1 million, respectively.

9.     Shareholders’ Equity

At-the-Market Sales Agreement

On October 10, 2016, the Company entered into an at-the-market sales agreement with Cowen (ATM Agreement), pursuant to which the Company sold shares of its common stock through Cowen, as sales agent, in registered transactions from the Company's shelf registration statement filed in June 2015.  Shares of common stock were sold under the ATM at market prices.  The Company paid 3% of the gross proceeds to Cowen as a commission. A total of 2,340,879 shares of common stock were sold under the ATM Agreement for proceeds of $8.0 million (net of $0.3 million in commission and issuance costs). There were no shares sold under the ATM Agreement during 2018. Effective May 29, 2018, the Company terminated the ATM Agreement and no further sales pursuant to the ATM Agreement will be made following such date of termination

Public Equity Offering

In June 2018, the Company sold 5,750,000 shares of its common stock in an underwritten public offering at a price of $13.00 per share.  The Company received proceeds of $70.1 million, net of $4.7 million of underwriters’ discount and issuance costs consisting primarily of legal and accounting fees. The Company recorded these proceeds as a common stock issuance.

Dividends

 No cash dividends have been declared or paid by the Company since its inception.

10. Preferred Stock

Series B Convertible Preferred Stock

On March 9, 2012, the Company completed the sale of 12,308 shares of Series B-1 Non-Voting Convertible Preferred Stock (Series B-1 preferred stock) at an offering price of $3,250 per share.  In addition to the Series B-1 preferred stock, which was issued at the closing, the Company also authorized Series B-2 Voting Convertible preferred Stock (Series B-2 preferred stock).  The Series B-1 preferred stock and Series B-2 preferred stock collectively are referred to as the Series B preferred stock. The Series B preferred stock is convertible, at the option of the holder thereof at any time after the 5 year anniversary of the closing of the offering, into shares of common stock at a conversion price of $3.25 per share of common stock, at a conversion ratio of one share of preferred stock for 50 shares of common stock.

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

11.  Net Loss Per Common Share

The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2018	2017	2016
Numerator:
Net loss	$(8,137)	$(17,286)	$(19,566)
Less: earnings attributable to convertible preferred stock	—	—	7,579
Numerator of basic and diluted EPS	$(8,137)	$(17,286)	$(27,145)
Denominator:
Denominator for basic and diluted EPS: weighted-average common shares outstanding	40,242	33,355	23,093
Net loss per share attributable to common shareholders (basic and diluted)	$(0.20)	$(0.52)	$(1.18)

Common equivalent shares and treasury stock are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The aggregate number of common equivalent shares (related to options, warrants, and preferred stock) that have been excluded from the computations of diluted net loss per common share for the years ended December 31, 2018, 2017 and 2016 was 4.8 million, 5.4 million and 5.3 million, respectively.

12.  Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings and in September 2016 and December 2017 the Company issued warrants in connection with the amended SVB Loan Agreement discussed in note 6 (collectively the Debt Warrants) classified in equity.  The warrants issued in August 2013 (August 2013 Warrants) expired in August 2018, and included anti-dilution price protection provisions that required cash settlement of the warrants and accordingly required the warrants to be recorded as liabilities of the Company at the estimated fair value at the balance sheet date, with changes in estimated fair value recorded as income or expense (non-cash) in the Company’s statement of operations in each subsequent period. The following table describes the outstanding warrants as of December 31, 2018:

December 2017 Warrants
Exercise price	$4.27
Expiration date	December 6, 2023
Total shares issuable on exercise	26,951

During the year ended December 31, 2018, the Company issued 565,895 shares of common stock upon the exercise of August 2013 Warrants with an exercise price of $4.80. As of December 31, 2018, the unexercised August 2013 Warrants expired by their terms. In addition, SVB and MidCap's assignee exercised all 117,074 of the September 2016 Warrants with an exercise price of $2.25 and 26,951 of the December 2017 Warrants with an exercise price of $4.27, in each case via cashless exercise in exchange for 95,335 and 19,750 shares of the Company's common stock, respectively. As of December 31, 2018 no August 2013 or September 2016 warrants are outstanding.

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

	December 31, 2018				December 31, 2017
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,838	$5,838	$—	$—	$—	$—	$—	$—
Repurchase agreements	5,000	—	5,000	—	—	—	—	—
Commercial paper	30,710	—	30,710	—	—	—	—	—
Corporate notes	13,144	—	13,144	—	—	—	—	—
U.S. government securities	10,166	—	10,166	—	—	—	—	—
U.S. asset-backed securities	10,618	—	10,618	—	—	—	—	—
	$75,476	$5,838	$69,638	$—	$—	$—	$—	$—
Liabilities:
Warrant liabilities	$—	$—	$—	$—	$1,014	$—	$1,014	$—

The fair values of the cash equivalents and marketable securities are based on observable market prices. Accrued interest of $0.1 million is included in the fair value measurements above and currently classified as an other asset on the consolidated balance sheet as of December 31, 2018.
The fair values of the warrants are measured using the Black-Scholes valuation model. See note 12 for further discussion of the significant observable inputs use to measure the warrant liabilities.

The following table summarizes the change in the estimated fair value of the Company’s warrant liabilities:

Warrant Liabilities (In thousands)
Balance at December 31, 2016	$757
Increase in fair value	257
Balance at December 31, 2017	1,014
Increase in fair value (net of expired warrants)	2,524
Warrant exercise	(3,538)
Balance at December 31, 2018	$—

14.  Income Taxes

Income (loss) before income taxes for U.S and non-U.S operations was as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. loss	$(8,056)	$(17,066)	$(19,302)
Non U.S. loss	(81)	(220)	(264)
	$(8,137)	$(17,286)	$(19,566)

A reconciliation of income taxes computed using the federal statutory rate to the taxes reported in the consolidated statements of operations is as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Loss before income taxes	$(8,137)	$(17,286)	$(19,566)
Federal statutory rate	21%	34%	34%
Taxes computed at federal statutory rate	(1,709)	(5,877)	(6,652)
State taxes (net of federal benefit)	(385)	(1,106)	(1,016)
Nondeductible stock compensation	(605)	563	549
Federal and State Rate Change	839	11,749	(614)
Other	172	116	56
Change in valuation allowance	1,688	(5,445)	7,677
Reported income taxes	$—	$—	$—

Deferred tax assets consist of the following:

	Year Ended December 31,
(In thousands)	2018	2017
Net operating loss carryforwards	$10,969	$10,487
Employee benefits and stock compensation	2,798	2,128
Research and development costs	9,067	8,275
Fixed assets	418	508
Inventory reserve	2,339	2,568
Other, net	345	282
Total deferred tax assets	25,936	24,248
Valuation allowance	(25,936)	(24,248)
Net deferred tax assets	$—	$—

As of December 31, 2018, the Company’s U.S. federal and state tax net operating loss carryforwards available to offset future profits, after considering the annual Section 382 limit described below, are $44.6 million and $25.2 million, respectively.  These net operating loss carryforwards will expire between 2019 and 2038 with the exception of the federal net operating loss generated in 2018. The federal net operating loss of $1.3 million generated in 2018 can be carried forward indefinitely. The projected annual limitation on the use of the net operating losses that existed prior to September 17, 2014 as a result of our change in control in 2014 per Section 382 of the Internal Revenue Code is $0.8 million.  As a result, a significant portion of the net operating losses and tax credit carryforwards will expire prior to their utilization, regardless of the level of future profitability.

In accordance with the accounting guidance for income taxes, the Company estimated whether recoverability of its deferred tax assets is “more likely than not,” based on forecasts of taxable income in the related tax jurisdictions.  In this estimate, the Company uses historical results, projected future operating results based upon approved business plans, eligible carry forward periods, tax planning opportunities and other relevant considerations.  Based on these factors, including historical losses incurred by the Company, a full valuation allowance for the deferred tax assets, including the deferred tax assets for the aforementioned net operating losses and credits, has been provided since they are not more likely than not to be realized.  If the Company achieves profitability, these deferred tax assets may be available to offset future income taxes. The change in the valuation allowance was an increase of $1.7 million and a decrease of $5.4 million for the years ended December 31, 2018 and 2017, respectively.

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

The Company files U.S. federal and state income tax returns with varying statute of limitations. Due to the Company’s net operating loss carryforwards, federal income tax returns from incorporation are still subject to examination. Michigan tax returns for the year ended December 31, 2013 and forward are subject to examination. Massachusetts tax returns for the year ended December 31, 2015 and forward are subject to examination.

On December 22, 2017 the Tax Cuts and Jobs Act (Tax Act) was enacted. The Tax Act contains significant changes to corporate taxation, including the reduction of the corporate tax rate from 35 percent to 21 percent, increased deductions for capital spending, limitations on interest expense deductions, implementation of a territorial tax system, and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The Company remeasured the deferred taxes based on the enacted rate of 21 percent which resulted in an increase to tax expense of $11.7 million, which was recorded in 2017. The increase to tax expense was offset by the reversal of the valuation allowance. Our final determination of the Tax Act impact and the remeasurement of our deferred assets and liabilities was completed prior to the deadline of one year from enactment of the Tax Act. For the year ended December 31, 2018, there were no material changes to our analysis originally performed as of December 31, 2017.

15. Employee Savings Plan

The Company has a 401(k) savings plan that allows participating employees to contribute a portion of their salary, subject to annual limits and minimum qualifications.  The Board may, at its sole discretion, approve Company matching contributions to the plan.  The Company made contributions of $0.6 million, $0.6 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

16. Commitments and Contingencies

Manufacturing and Supply Agreements

Matricel — In October 2015, the Company signed a long-term supply agreement with Matricel GmbH for the ACI-Maix collagen membrane used in the manufacture of MACI. Matricel supplied ACI-Maix membranes used in the production of MACI when it was previously marketed outside the U.S. by Genzyme Corporation, a Sanofi company. The Company and Matricel amended the agreement on March 17, 2018. Under the agreement, the Company has committed to purchase annually approximately $0.6 million per year. For the years ended December 31, 2016, 2017 and 2018, the Company has fulfilled this commitment. The agreement is effective until December 31, 2022 and contains a 5-year renewal option by the Company and an additional 5-year automatic renewal, unless otherwise terminated.

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

Contractual Obligations

The Company leases facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. In March 2016, the Company amended its current lease in Cambridge to extend the terms until February 2022 and have the right to extend until February 2027, subject to certain conditions. The Cambridge facilities include clean rooms, laboratories for MACI and Epicel manufacturing and office space. It is probable the Company will exercise its right to extend the lease. Under the amendment, the landlord will contribute approximately $2.0 million toward the cost of tenant improvements. The contribution toward the cost of tenant improvements is recorded as deferred rent on the Company's consolidated balance sheet and is amortized to our consolidated statement of operations as reductions to rent expense over the lease term. Through December 31, 2018, the Company has recorded tenant improvements of $1.9 million. In addition to the property leases, the Company also pays for use of an offsite warehouse space, and leases various vehicles and computer equipment.

Future minimum payments related to our operating and capital leases, and contractual obligations including interest on outstanding term loans are as follows:

		Payments Due by Period
Contractual Obligations	Total	2019	2020	2021	2022	2023	More than 5 Years
Operating leases	$15,386	$4,879	$4,719	$4,754	$966	$68	$—
Purchase commitments	2,761	741	711	674	635	—	—
Capital leases	205	41	41	41	41	41	—
Total	$18,352	$5,661	$5,471	$5,469	$1,642	$109	$—

Rent expense for the years ended December 31, 2018, 2017 and 2016, was $5.5 million, $5.6 million and $4.8 million, respectively.

17. Supplementary Quarterly Financial Information (unaudited)
Quarterly earnings per share amounts may not sum to the totals for each of the years, since quarterly computations are based on weighted average common shares outstanding during each quarter.

In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2018
Revenues	$18,027	$19,011	$22,484	$31,335	$90,857
Gross profit	10,361	11,284	14,346	22,706	58,697
Profit (loss) from operations	(4,322)	(4,246)	(1,336)	5,995	(3,909)
Net (loss) profit	(7,659)	(4,651)	(1,069)	5,242	(8,137)
Net (loss) profit per share (Basic)	(0.21)	(0.12)	(0.02)	0.12	(0.20)
Net (loss) profit per share (Diluted)	(0.21)	(0.12)	(0.02)	0.11	(0.20)

2017
Revenues	$9,361	$16,953	$14,260	$23,350	$63,924
Gross profit	2,252	9,283	7,074	14,961	33,570
Loss from operations	(9,623)	(2,521)	(4,031)	1,191	(14,984)
Net loss	(9,778)	(2,388)	(5,407)	287	(17,286)
Net (loss) profit per share (Basic and Diluted)	(0.31)	(0.07)	(0.16)	0.01	(0.52)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 There are none to report.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its certifying officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of December 31, 2018, the Company's Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management concluded our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2018, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K, and is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2019 Annual Meeting of Shareholders scheduled for May 1, 2019.

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

3.4
Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 21, 2014, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2014, incorporated herein by reference.

3.5
Certificate of Designations, Preferences and Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference as Exhibit 3.7 to the Company's Annual Report on Form 10-K, filed March 14, 2016).

3.6	Bylaws, as amended, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010, incorporated herein by reference.

4.1	Form of Senior Indenture for Senior Debt Securities, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed on August 16, 2018 and incorporated herein by reference.

4.2	Form of Indenture for Subordinated Debt Securities, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on August 16, 2018 and incorporated herein by reference.

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
10.5 #
Form of Indemnification Agreement entered into between the Company and each of its directors, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2010, incorporated herein by reference.

10.6 #	Senior Executive Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 25, 2011).

10.7 #
Executive Employment Agreement, executed March 4, 2013 and effective March 1, 2013, by and between the Company and Dominick C. Colangelo (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed on March 8, 2013).

10.8
Asset Purchase Agreement, dated as of April 19, 2014, by and between the Company and Sanofi (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 23, 2014).

10.9 #
Second Amended and Restated 2009 Omnibus Incentive Plan (previously filed as Appendix II to the Company’s definitive proxy statement on Schedule 14A, filed on October 21, 2014 and incorporated herein by reference).

10.10
Lease Agreement, dated November 30, 2005, by and between the Company and Up 64 Sidney Street, LLC, as amended (incorporated herein by reference as Exhibit 10.57 to the Company's Annual Report on Form 10-K, filed March 14, 2016).

10.11
Lease Agreement, dated January 23, 2008, by and between the Company and Up 64 Sidney Street, LLC, as amended (incorporated herein by reference as Exhibit 10.58 to the Company's Annual Report on Form 10-K, filed March 14, 2016).

10.12
Vericel Corporation 2015 Employee Stock Purchase Plan (incorporated herein by reference to Appendix I of the Company’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2014, filed on March 25, 2015).

10.13
Services Agreement, dated April 5, 2016 between the Company and Dohmen Life Science Services, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016).

10.14
First Amendment to the Services Agreement, dated April 5, 2016 between the Company and Dohmen Life Science Services, LLC, dated May 31, 2016 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016).

10.15 †
Second Amendment to the Services Agreement, dated April 5, 2016 between the Company and Dohmen Life Science Services, LLC, dated July 1, 2016 (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016).

10.16 †	Form of Warrants issued by the Company to the Lenders (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed September 14, 2016, as amended on December 30, 2016).

10.17 †
Third Amendment to Services Agreement, dated October 12, 2016, by and between the Company and Dohmen Life Science Services, LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2016).

10.18 †
Fourth Amendment, dated November 19, 2016 to Services Agreement by and between the Company and Dohmen Life Science Services, LLC, dated April 5, 2016, as amended (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed November 25, 2016).

Exhibit No.	Description
10.19 †	Form of Warrant issued by the Company to ICT (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed May 15, 2017).

10.20 †	Distribution Agreement by and between Orsini Pharmaceutical Services, Inc. and the Company, dated May 15, 2017 (incorporated herein by reference to Exhibit 10.1 on Form 8-K/A filed June 2, 2017).

10.21 †
Fifth Amendment, dated May 15, 2017, to the Services Agreement by and between the Company and Dohmen Life Science Services, LLC, dated April 5, 2016, as amended (incorporated herein by reference to Exhibit 10.2 on Form 8-K/A filed June 2, 2017).

10.22 †	License Agreement between the Company and Innovative Cellular Therapeutics CO., LTD., dated May 9, 2017 (incorporated herein by reference to Exhibit 10.2 on Form 8-K/A filed June 2, 2017).

10.23 †	Side Letter between the Company and Innovative Cellular Therapeutics CO., LTD., dated May 9, 2017 (incorporated herein by reference to Exhibit 10.3 on Form 8-K/A filed June 2, 2017).

10.24 #
First Amendment to Executive Employment Agreement by and between Dominick C. Colangelo and the Company, dated September 14, 2017 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed September 19, 2017).

10.25 #
Amended and Restated Employment Agreement by and between Daniel Orlando and the Company, dated September 14, 2017 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed September 19, 2017).

10.26 #
Amended and Restated Employment Agreement by and between Gerard Michel and the Company, dated September 15, 2017 (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed September 19, 2017).

10.27
Amendment No. 1 to License Agreement between the Company and Innovative Cellular Therapeutics CO., LTD., dated August 3, 2017 (incorporated herein by reference to Exhibit 10.4 on Form 10-Q filed November 7, 2017).

10.28
Amendment No. 2 to License Agreement between the Company and Innovative Cellular Therapeutics CO., LTD., dated September 5, 2017 (incorporated herein by reference to Exhibit 10.5 on Form 10-Q filed November 7, 2017).

10.29
Amendment No. 1 to Side Letter between the Company and Innovative Cellular Therapeutics CO., LTD., dated August 3, 1017 (incorporated herein by reference to Exhibit 10.6 on Form 10-Q filed November 7, 2017).

10.30
Amendment No. 2 to Side Letter between the Company and Innovative Cellular Therapeutics CO., LTD., dated September 5, 2017 incorporated herein by reference to Exhibit 10.7 on Form 10-Q filed November 7, 2017).

10.31
First Amendment to Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated August 10, 2017 (incorporated herein by reference to Exhibit 10.8 on Form 10-Q filed November 7, 2017).

10.32 †	Form of Warrant issued by the Company to each of SVB and MidCap (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed December 8, 2017).

10.33
Amendment No. 3 to License Agreement between the Company and Innovative Cellular Therapeutics CO., LTD., dated October 9, 2017 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed December 28, 2017).

Exhibit No.	Description
10.34
Amendment No. 3 to Side Letter between the Company and Innovative Cellular Therapeutics CO., LTD., dated October 9, 2017 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed December 28, 2017).

10.35
Amendment No. 4 to License Agreement between the Company and Innovative Cellular Therapeutics CO., LTD., dated November 9, 2017 (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed December 28, 2017).

10.36
Amendment No. 4 to Side Letter between the Company and Innovative Cellular Therapeutics CO., LTD., dated November 9, 2017 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed December 28, 2017).

10.37
Amendment No. 5 to License Agreement between the Company and Innovative Cellular Therapeutics CO., LTD., dated December 5, 2017 (incorporated herein by reference to Exhibit 10.5 on Form 8-K filed December 28, 2017).

10.38
Amendment No. 5 to Side Letter between the Company and Innovative Cellular Therapeutics CO., LTD., dated December 5, 2017 (incorporated herein by reference to Exhibit 10.6 on Form 8-K filed December 28, 2017).

10.39	Warrant issued by the Company to ICT (incorporated herein by reference to Exhibit 10.7 on Form 8-K filed December 28, 2017).

10.40 †
Second Amendment to Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated October 13, 2017 (incorporated herein by reference to Exhibit 10.56 on Form 10-K filed March 8, 2018).

10.41 †
Third Amendment to Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated November 14, 2017 (incorporated herein by reference to Exhibit 10.57 on From 10-K filed March 8, 2018).

10.42 †
Fourth Amendment to Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated July 25, 2018 (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed November 6, 2018).

10.43 †	Dispensing Agreement by and between AllCare Plus Pharmacy and the Company, dated July 26, 2018 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q, filed November 6, 2018).

10.44 †
Fifth Amendment to Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated October 18, 2018 (incorporated herein by reference to Exhibit 10.3 on Form 10-Q filed November 6, 2018).

10.45 #	Amended and Restated Non-employee Director Compensation Guidelines (incorporated herein by reference to Exhibit 10.58 on Form 10-K filed March 5, 2018).

10.46 †
Amended and Restated ACI-Maix Supply Agreement, dated March 17, 2018, as amended, by and between the Company and Matricel GMBH (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed May 8, 2018).

10.47 #	2017 Omnibus Incentive Plan (previously filed as Appendix I to the Company's definitive proxy statement on Schedule 14A, filed March 20, 2017 and incorporated herein by reference).

10.48 #**	Form of New Hire Incentive Stock Option Agreement under the 2017 Omnibus Incentive Plan.

10.49 #**	Form of Incentive Stock Option Award Agreement under the 2017 Omnibus Incentive Plan.

Exhibit No.	Description

10.50 #**	Form of Non-Employee Director Award Agreement under the 2017 Omnibus Incentive Plan.

10.51 #**	Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Incentive Plan.

21.1**	Subsidiaries of Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

Date:	February 26, 2019
Vericel Corporation

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on behalf of the registrant on February 26, 2019 by the following persons in the capacities indicated.

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