Form 10-Q
period 2019-06-30
Vericel Corp
filed 2019-08-06
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 Commission file number 001-35280
VERICEL CORPORATION
(Exact name of registrant as specified in its charter)

Michigan		94-3096597
(State or other jurisdiction of		(I.R.S. employer
incorporation or organization)		identification no.)
64 Sidney Street
Cambridge	MA	02139
(Address of principal executive offices, including zip code)

(Registrant’s telephone number, including area code) (800) 556-0311

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	VCEL	NASDAQ

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes - ☐  No - ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	44,136,896
(Class)	Outstanding at July 31, 2019

VERICEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$13,962	$18,286
Short-term investments	52,047	64,638
Accounts receivable (net of allowance for doubtful accounts of $748 and $514, respectively)	21,084	23,454
Inventory	4,788	3,558
Other current assets	2,167	2,847
Total current assets	94,048	112,783
Property and equipment, net	6,963	5,906
Right-of-use assets	24,815	—
Total assets	$125,826	$118,689
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,250	$7,108
Accrued expenses	4,701	6,930
Current portion of operating lease liabilities	2,558	—
Other liabilities	34	754
Total current liabilities	12,543	14,792
Operating lease liabilities	24,607	—
Other long-term liabilities	134	1,666
Total liabilities	37,284	16,458
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 44,066 and 43,578, respectively	480,050	471,180
Other comprehensive gain (loss)	38	(39)
Warrants	104	104
Accumulated deficit	(391,650)	(369,014)
Total shareholders’ equity	88,542	102,231
Total liabilities and shareholders’ equity	$125,826	$118,689

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product sales, net	$26,151	$19,011	$47,961	$37,038
Cost of product sales	9,022	7,727	17,662	15,393
Gross profit	17,129	11,284	30,299	21,645
Research and development	21,070	3,739	24,078	7,468
Selling, general and administrative	16,259	11,791	29,779	22,745
Total operating expenses	37,329	15,530	53,857	30,213
Loss from operations	(20,200)	(4,246)	(23,558)	(8,568)
Other income (expense):
Increase in fair value of warrants	—	(37)	—	(2,944)
Interest income	428	83	908	83
Interest expense	(2)	(448)	(4)	(880)
Other income (expense)	(18)	(3)	18	(1)
Total other income (expense)	408	(405)	922	(3,742)
Net loss	$(19,792)	$(4,651)	$(22,636)	$(12,310)

Net loss per share (Basic and Diluted)	$(0.45)	$(0.12)	$(0.52)	$(0.33)
Weighted average number of common shares outstanding (Basic and Diluted)	43,956	38,349	43,841	37,251

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(19,792)	$(4,651)	$(22,636)	$(12,310)
Other comprehensive loss:
Unrealized gain on investments	35	—	38	—
Comprehensive loss	$(19,757)	$(4,651)	$(22,598)	$(12,310)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
(Unaudited, amounts in thousands)

	Common Stock		Warrants Amounts	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2018	43,578	$471,180	$104	$(39)	$(369,014)	$102,231
Net loss					(2,844)	(2,844)
Compensation expense related to stock options and restricted stock units, net of forfeitures		2,628				2,628
Stock option exercises	228	780				780
Shares issued under the Employee Stock Purchase Plan	19	218				218
Change in unrealized gain(loss) on investments				42		42
BALANCE, MARCH 31, 2019	43,825	$474,806	$104	$3	$(371,858)	$103,055
Net loss					(19,792)	(19,792)
Compensation expense related to stock options and restricted stock units, net of forfeitures		4,183				4,183
Stock option exercises	227	850				850
Shares issued under the Employee Stock Purchase Plan	14	211				211
Change in unrealized gain (loss) on investments				35		35
BALANCE, JUNE 30, 2019	44,066	$480,050	$104	$38	$(391,650)	$88,542

	Common Stock		Warrants Amounts	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2017	35,861	$383,020	$397	$—	$(360,877)	$22,540
Net loss					(7,659)	(7,659)
Compensation expense related to stock options granted, net of forfeitures		1,348				1,348
stock option exercises	253	851				851
Shares issued under the Employee Stock Purchase Plan	28	127				127
Exercise of warrants resulting in the issuance of common stock	360	1,727				1,727
Net change in warrant valuation of exercised warrants		2,001				2,001
BALANCE, MARCH 31, 2018	36,502	$389,074	$397	$—	$(368,536)	$20,935
Net loss					(4,651)	(4,651)
Compensation expense related to stock options granted, net of forfeitures		2,465				2,465
Issuance of common stock, net of issuance costs	5,750	70,090				70,090
Stock option exercises	306	964				964
Shares issued under the Employee Stock Purchase Plan	31	148				148
Exercise of warrants resulting in the issuance of common stock	95	333	(95)			238
Net change in warrant valuation of exercised warrants		409				409
BALANCE, JUNE 30, 2018	42,684	$463,483	$302	$—	$(373,187)	$90,598

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(22,636)	$(12,310)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	698	813
Stock compensation expense	6,810	3,807
Change in fair value of warrants	—	2,944
Loss on sale of fixed assets	—	23
Foreign currency translation loss	13	49
Amortization of premiums and discounts on marketable securities	(408)	—
Non-cash lease cost	1,139	—
Change in operating assets and liabilities:
Inventory	(1,230)	68
Accounts receivable	2,370	771
Prepaid and other current assets	680	254
Accounts payable	(2,238)	(1,049)
Accrued expenses	(2,229)	(462)
Operating lease liabilities	(1,007)	—
Other assets and liabilities, net	(187)	56
Net cash used in operating activities	(18,225)	(5,036)
Investing activities:
Purchases of short-term investments	(32,402)	—
Maturities of short-term investments	45,477	—
Expenditures for property, plant and equipment	(1,224)	(979)
Net cash provided by (used in) investing activities	11,851	(979)
Financing activities:
Net proceeds from equity offering	—	70,090
Net proceeds from common stock issuance due to stock option exercises	2,059	2,096
Proceeds from exercise of warrants	—	1,965
Other	(9)	(29)
Net cash provided by financing activities	2,050	74,122
Net increase (decrease) in cash and cash equivalents	(4,324)	68,107
Cash and cash equivalents at beginning of period	18,286	26,862
Cash and cash equivalents at end of period	$13,962	$94,969

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2019 (UNAUDITED)

1.	Organization

Vericel Corporation, a Michigan corporation (together with its consolidated subsidiaries referred to herein as the Company, Vericel, we, us or our), was incorporated in March 1989 and began employee-based operations in 1991. On May 30, 2014, Vericel completed the acquisition of certain assets and assumed certain liabilities of Sanofi, a French société anonyme (Sanofi), including all of the outstanding equity interests of Genzyme Biosurgery ApS (Genzyme Denmark or the Danish subsidiary) (now known as Vericel Denmark ApS), a wholly-owned subsidiary of Sanofi, and a portfolio of patents and patent applications of Sanofi and certain of its subsidiaries for purposes of acquiring the portion of the cell therapy and regenerative medicine business related to the MACI®, Epicel® and Carticel® products. The Company is a fully integrated, commercial-stage biopharmaceutical company and currently markets MACI and Epicel in the U.S. and holds exclusive rights to commercialize NexoBrid® in all countries of North America. The Company is a leader in advanced cell therapies for the sports medicine and severe burn care markets.

MACI (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. At the end of the second quarter of 2017, the Company removed Carticel (autologous cultured chondrocytes), an earlier generation autologous chrondocyte implant (ACI) product, from the market. The Company also markets Epicel (cultured epidermal autografts), a permanent skin replacement Humanitarian Use Device (HUD) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns greater than or equal to 30 percent of total body surface area (TBSA). The Company also entered into exclusive license and supply agreements with MediWound Ltd. (MediWound) to commercialize NexoBrid® in all countries in North America. NexoBrid is a topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns. NexoBrid is currently in clinical development in North America, and a U.S. Biologics License Application (BLA) currently is targeted for submission to the U.S. Food and Drug Administration (FDA) in the second quarter of 2020. The Company operates its business primarily in the U.S. in one reportable segment — the research, product development, manufacture and distribution of advanced therapies for use in the treatment of specific diseases.

The accompanying condensed consolidated financial statements have been prepared on a basis, which assumes that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  As of June 30, 2019, the Company has an accumulated deficit of $391.7 million and had a net loss of $19.8 million and $22.6 million during the three and six months ended June 30, 2019.  The Company had cash and cash equivalents of $14.0 million, and short-term investments of $52.0 million as of June 30, 2019.  The Company expects that existing cash, cash equivalents and short-term investments will be sufficient to support the Company's current operations through at least 12 months from the issuance of these financial statements. The Company may seek additional funding through debt or equity financings.  However, the Company may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders.

2.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year or for any other period. The June 30, 2019 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 26, 2019 (Annual Report).

Consolidated Statement of Cash Flows

The following table presents certain supplementary cash flows information for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(In thousands)	2019	2018
Supplementary Cash Flows information:
Warrants exercised for common stock	$—	$2,409
Interest paid (net of interest capitalized)	4	754
Additions to equipment in process included in accounts payable	365	459
Right-of-use asset and lease liability recognized	560	—

3.	Recent Accounting Pronouncements

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
MACI Implants
The Company recognizes product revenues from sales of MACI implants upon delivery at which time the customer is in control of the implant and the claim is billable. Prior authorization or confirmation of coverage level by the patient’s private insurance plan, hospital or government payer is a prerequisite to the shipment of product to a patient. Depending upon the type of contract and payer for the MACI implant, the Company's net product revenues are either based on contracted rates or estimated based on expected payments from the insurance provider, hospital or patient. The estimates of such payment amounts vary by customer and payer and are based on either contracted rates, publicly available rates or past payer precedents. Changes in estimates are recorded through revenue in the period such change occurs. Net product revenues from sales to distributors may include a prompt pay discount.

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

Revenue by Product and Customer
The following table and description below reflect the products from which the Company generated its revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by product (in thousands)	2019	2018	2019	2018
MACI implants and kits
Implants based on contracted rate sold through a specialty pharmacy (a)	$12,989	$7,363	$22,776	$15,155
Implants subject to third-party reimbursement sold through a specialty pharmacy (b)	3,459	2,639	6,202	3,647
Implants sold direct based on contracted rates (c)	3,450	3,409	6,676	6,083
Implants sold direct subject to third-party reimbursement (d)	281	297	603	580
Biopsy kits - direct bill	557	468	1,099	904
Change in estimates related to prior periods	87	(51)	50	(189)
Epicel
Direct bill (hospital)	5,328	4,886	10,555	10,858
Total revenue	$26,151	$19,011	$47,961	$37,038

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

(d) Represents implants sold directly from the Company to the facility based on a contract and known price agreed upon prior to the surgery date. The payment terms are subject to third-party reimbursement from an underlying insurance provider.

Concentration of Credit Risk

On May 15, 2017, the Company entered into a distribution agreement with Orsini Pharmaceutical Services, Inc. as a specialty pharmacy distributor of MACI and has engaged a third-party services provider to provide the patient support program to manage patient cases for MACI. The Company’s receivables risk and credit risk became more concentrated from June 30, 2017 through June 15, 2018 due to the shift to Orsini. Beginning June 16, 2018, the concentration of risk decreased because the Company retains the credit and collection risk from the end customer on implants after June 15, 2018. The Company sells Epicel directly to hospitals and not through a distributor.

The Company's total revenue and accounts receivable balances were comprised of the following concentrations from its largest customers of MACI and Epicel, as follows:

	Revenue Concentration				Accounts Receivable Concentration
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2019	2018	2019	2018	2019	2018
MACI	7%	39%	7%	41%	7%	8%
Epicel	6%	9%	8%	12%	3%	4%

5.	Selected Balance Sheet Components

Inventory as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Raw materials	$4,127	$2,872
Work-in-process	596	638
Finished goods	65	48
Inventory	$4,788	$3,558

Property and equipment, net as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Machinery and equipment	$2,456	$1,536
Furniture, fixtures and office equipment	775	775
Computer equipment and software	5,906	3,712
Leasehold improvements	4,631	4,587
Construction in process	1,230	2,801
Financing right-of-use lease	166	—
Total property and equipment, gross	15,164	13,411
Less: Accumulated depreciation	(8,201)	(7,505)
	$6,963	$5,906

Depreciation expense for the three and six months ended June 30, 2019 was $0.4 million and $0.7 million and $0.4 million and $0.8 million for the same period in 2018.

Accrued expenses as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Bonus related compensation	$1,528	$5,161
Employee related accruals	2,695	1,559
Other accrued expenses	478	210
	$4,701	$6,930

6.	Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings and in December 2017 the Company issued warrants in connection with a previous loan agreement. The following table describes the outstanding warrants classified in equity as of June 30, 2019:

December 2017 Warrants
Exercise price	$4.27
Expiration date	December 6, 2023
Total shares issuable on exercise	26,951

The fair value of the warrants described in the table above were initially measured using the Black-Scholes valuation model.  Inherent in the Black-Scholes valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock-based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

7.	Leases

The Company leases facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. The Cambridge facility includes clean rooms, laboratories for MACI and Epicel manufacturing and office space. The Company also leases offsite warehouse space, vehicles and computer equipment.

The Company adopted the new leasing standards using the modified retrospective transition approach, as of January 1, 2019, with no restatement of prior periods. As a result of adoption, no cumulative adjustment to retained earnings occurred. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. Certain of the Company’s lease agreements include lease payments that are adjusted periodically for an index or rate. The leases are initially measured using the projected payments adjusted for the index or rate in effect at the commencement date. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Upon adoption all operating lease commitments with a lease term greater than 12 months that were previously assessed under previous lease guidance, were recognized as right to use assets and liabilities, on a discounted basis on the balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet and for the six months ended June 30, 2019, lease expense of less than $0.1 million was recorded related to short-term leases for both the three and six months ended June 30, 2019.

Adoption of ASU 2016-02 resulted in the recording of additional right-of-use assets and lease liabilities of approximately $25.6 million and $27.8 million, respectively, as of January 1, 2019. There was an immaterial impact on the Company's consolidated net earnings and cash flows upon adoption. The contribution toward the cost of tenant improvements is recorded as a reduction of the operating lease assets and reclassed from deferred rent to lease operating assets. For both the three and six months ended June 30, 2019 and for the same periods ending June 30, 2018 (as reported under the prior leasing guidance), the Company recognized $1.3 million and $2.6 million of operating lease expense and less than $0.1 million of financing lease expense, respectively. The Company's leases contain non-lease components and activities that do not transfer a good or service to the Company. The Company elected not to combine lease and non-lease components and therefore non-lease costs were not included in the net lease assets or lease liabilities.

Total leased assets and liabilities as reassessed under the updated guidance and classified on the balance sheet, as of June 30, 2019 are as follows:

(In thousands)	Classification	June 30, 2019
Assets
Operating	Right-of-use assets	$24,815
Finance	Property and equipment, net	166
		$24,981
Liabilities
Current
Operating	Current portion of operating lease liabilities	2,558
Finance	Other liabilities	34
		$2,592
Non-current
Operating	Operating lease liabilities	24,607
Finance	Other long-term liabilities	134
		$24,741

Cash paid for amounts included in the measurement of the Company's operating lease liabilities was $2.5 million for the six months ended June 30, 2019.

Maturity of lease liabilities as of June 30, 2019 are as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2019	$2,504	$21	$2,525
2020	4,944	41	4,985
2021	4,864	41	4,905
2022	4,929	41	4,970
2023	4,901	41	4,942
2024	4,968	—	4,968
Thereafter	11,269	—	11,269
Total lease payments	38,379	185	38,564
Less: Interest	(11,214)	(17)	(11,231)
Present value of lease liabilities	$27,165	$168	$27,333

An explicit rate is not provided for some of the Company's leases, therefore the Company uses a mix of incremental borrowing rate based on the information available at commencement date, as well as implicit and explicit rates in determining the present value of lease payments.
The Company has options to renew lease terms for facilities and other assets. The exercise of lease renewal options is generally at the Company's sole discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option on the basis of economic factors. For certain leases, the Company's exercise of the renewal option was determined to be probable and the renewal period was accordingly included in the lease term and related calculations. Lease terms and discount rates as of June 30, 2019 are as follows:

June 30, 2019
Weighted average remaining lease term (years)
Operating leases	7.26
Finance leases	4.01
Weighted average discount rate
Operating leases	9.53%
Finance leases	5.00%

Future minimum payments related to operating and capital leases, as reflected under the prior guidance, for the fiscal year ended December 31, 2018, are as follows with no changes from prior disclosure:

(In thousands)	Total	2019	2020	2021	2022	2023	More than 5 years
Operating leases	$15,386	$4,879	$4,719	$4,754	$966	$68	$—
Capital leases	205	41	41	41	41	41	—
Total	$15,591	$4,920	$4,760	$4,795	$1,007	$109	$—

8.	Stock-based Compensation

Stock Option, Restricted Stock Units and Equity Incentive Plans

The Company has historically had various stock incentive plans and agreements that provide for the issuance of nonqualified and incentive stock options as well as other equity awards.  Such awards may be granted by the Company’s Board of Directors to certain of the Company’s employees, directors and consultants.

Options and restricted stock units granted to employees and non-employees under these plans expire no later than ten years from the date of grant and generally become exercisable over a four year period, under a graded-vesting methodology for stock options and annually on the anniversary grant date for restricted stock units, following the date of grant.  The Company generally issues new shares upon the exercise of stock options or vesting of restricted stock units. For certain non-employee consultants, stock option awards continue to vest post-termination. The guidance for non-employee stock compensation accounting for equity-classified awards was updated, and these awards are now subject to fixed grant date fair value principles which eliminates the variable mark-to-market accounting. The options were valued as of the adoption date of July 1, 2018.

The 2019 Omnibus Incentive Plan (2019 Plan) was approved on May 1, 2019 and provides incentives through the grant of stock options, stock appreciation rights, restricted stock awards and restricted stock units.  The exercise price of stock options granted under the 2019 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant.  The 2019 Plan replaced the 1992 Stock Option Plan, the 2001 Stock Option Plan, the Amended and Restated 2004 Equity Incentive Plan, the 2009 Second Amended and Restated Omnibus Incentive Plan and the 2017 Omnibus Incentive Plan (Prior Plans), and no new awards have been granted under the Prior Plans after approval.  However, the expiration or forfeiture of options previously granted under the Prior Plans will increase the number of shares available for issuance under the 2019 Plan.

As of June 30, 2019, there were 3,517,347 shares available for future grant under the 2019 Plan.

Employee Stock Purchase Plan

Employees are able to purchase stock under the Vericel Corporation Employee Stock Purchase Plan (ESPP). The ESPP allows for the issuance of an aggregate of 1,000,000 shares of common stock of which 558,977 have been issued since the inception of the plan in 2015. Participation in this plan is available to substantially all employees. The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. On July 1, 2019, employees purchased 18,729 shares resulting in proceeds from the sale of common stock of $0.3 million under the ESPP.

 Service-Based Stock Options

During the three and six months ended June 30, 2019, the Company granted 152,500 and 1,638,510 service-based options to purchase common stock.  The options have an exercise price equal to the fair market value per share of common stock on the grant date, generally vest over four years (other than non-employee director options which vest over one year) and have a term of ten years. The Company issues new shares upon the exercise of stock options. The weighted average grant-date fair value of service-based options granted under the 2017 and 2019 Plans for the three and six month periods ended June 30, 2019 was $11.94 and $12.74, respectively and $9.26 and $6.85, respectively, for the same periods in 2018.

Restricted Stock Units

During the three and six months ended June 30, 2019, the Company granted 10,500 and 186,922 service-based restricted stock units. The restricted stock units vest annually over four years in equal installments commencing on the first anniversary of the grant date (other than non-employee director options which vest over one year from the grant date). The Company issues new shares upon the vesting of restricted stock units. Restricted stock awards are recorded at fair value at the date of grant, which is based on the closing share price on the grant date. Compensation expense is recorded for restricted stock units that are expected to vest based on their fair value at grant date, and is amortized over the expected vesting period. The weighted average grant-date fair value of restricted stock units awarded for the three and six month periods ended June 30, 2019 was $16.62 and $17.71. The total grant-date fair value of restricted stock units granted in the six months ended June 30, 2019 was $3.3 million. No restricted stock units were granted in 2018.

Stock Compensation Expense

Non-cash stock-based compensation expense (employee stock purchase plan, service-based stock options and restricted stock units) included in cost of goods sold, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Cost of goods sold	$716	$394	$976	$536
Research and development	886	442	1,410	917
Selling, general and administrative	2,581	1,629	4,424	2,354
Total non-cash stock-based compensation expense	$4,183	$2,465	$6,810	$3,807

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

Six Months Ended June 30,
Service-Based Stock Options	2019	2018
Expected dividend rate	—%	—%
Expected stock price volatility	79.5-85.5%	82.3-88.3%
Risk-free interest rate	1.9-2.7%	2.4-2.9%
Expected life (years)	5.3-6.3	5.2-6.3

9.	Cash Equivalents and Investments

Marketable debt securities are classified as available-for-sale and carried at fair value in the accompanying consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of June 30, 2019 and December 31, 2018:

	June 30, 2019
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$4,831	$—	$—	$4,831
Commercial paper	17,149	—	—	17,149
Corporate notes	17,225	20	—	17,245
U.S. government securities	6,955	11	—	6,966
U.S. asset-backed securities	10,680	7	—	10,687
	$56,840	$38	$—	$56,878
Classified as:
Cash equivalents				$4,831
Short-term investments				52,047
				$56,878

	December 31, 2018
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$5,838	$—	$—	$5,838
Repurchase agreements	5,000	—	—	5,000
Commercial paper	30,710	—	—	30,710
Corporate notes	13,168	—	(24)	13,144
U.S. government securities	10,167	—	(1)	10,166
U.S. asset-backed securities	10,632	—	(14)	10,618
	$75,515	$—	$(39)	$75,476
Classified as:
Cash equivalents				$10,838
Short-term investments				64,638
				$75,476

At December 31, 2018, the Company invested $5.0 million in overnight repurchase agreement securities classified as cash equivalents on the balance sheet. As of June 30, 2019, no amounts were invested in overnight repurchase agreements.
There were no marketable securities that the Company considers to be other-than-temporarily impaired as of June 30, 2019. The Company's investment strategy is to buy short-duration marketable securities with a high credit rating. As of June 30, 2019, all marketable securities held by the Company had remaining contractual maturities of one year or less.
If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary,” including the Company's intention to sell and, if so, mark the investment to market through a charge to our consolidated statements of operations. There have been no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2019.

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

There was no movement between Level 1 and Level 2 or between Level 2 and Level 3 from December 31, 2018 to June 30, 2019. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, government securities and asset-backed securities are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2019				December 31, 2018
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,831	$4,831	$—	$—	$5,838	$5,838	$—	$—
Repurchase agreements	—	—	—	—	5,000	—	5,000	—
Commercial paper	17,149	—	17,149	—	30,710	—	30,710	—
Corporate notes	17,245	—	17,245	—	13,144	—	13,144	—
U.S. government securities	6,966	—	6,966	—	10,166	—	10,166	—
U.S. asset-backed securities	10,687	—	10,687	—	10,618	—	10,618	—
	$56,878	$4,831	$52,047	$—	$75,476	$5,838	$69,638	$—

11.	Net Loss Per Common Share

The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands except per share amounts)	2019	2018	2019	2018
Numerator:
Net loss	$(19,792)	$(4,651)	(22,636)	$(12,310)
Denominator for basic and diluted EPS:
Weighted-average common shares outstanding	43,956	38,349	43,841	37,251
Net loss per share attributable to common shareholders (basic and diluted)	$(0.45)	(0.12)	$(0.52)	(0.33)

Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.  The number of common equivalent shares of options of 5.6 million, restricted stock unit awards of 0.2 million and less than 0.1 million of warrants have been excluded from the computations of diluted net loss per common share at June 30, 2019 and 2018. The number of common equivalent shares of options of 5.4 million and 0.4 million of warrants have been excluded from the computations of diluted net loss per common share at June 30, 2018.

12. NexoBrid License and Supply Agreements

On May 6, 2019, the Company entered into exclusive license and supply agreements with MediWound Ltd. (MediWound) to commercialize NexoBrid® and any improvements to Nexobrid in all countries of North America. NexoBrid is a topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns.

NexoBrid is currently in clinical development in North America, and pursuant to the terms of the license agreement, MediWound will continue to conduct all clinical activities described in the development plan to support the BLA filing with the United States Food and Drug Administration under the supervision of a Central Steering Committee comprised of members of each party.

In May 2019, the Company paid MediWound $17.5 million in consideration of the license. The $17.5 million upfront payment was recorded to research and development expense in the three months ended June 30, 2019 as the license is for registration-stage product rights and is considered in process research and development.  The Company is also obligated to pay MediWound $7.5 million upon U.S. regulatory approval of the BLA for NexoBrid and up to $125 million contingent upon meeting certain sales milestones.  The first sales milestone of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to it in North America exceed $75 million.  The Company also will pay MediWound tiered royalties on net sales ranging from high single-digit to low double-digit percentages, subject to customary reductions.  The U.S. Biomedical Advanced Research and Development Authority (BARDA) has committed to procure NexoBrid, and the Company will pay a percentage of gross profits to MediWound on initial committed amounts and a royalty on any additional BARDA purchases of NexoBrid beyond the initial committed amount.  The Company also entered into a supply agreement with MediWound under which MediWound will manufacture NexoBrid for the Company on a unit price basis which may be increased based on a published index. MediWound is obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. After the exclusivity period or upon supply failure, the Company will be permitted to establish an alternate source of supply.

13. Commitments and Contingencies

The Company leases facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. The Cambridge facility includes clean rooms, laboratories for MACI and Epicel manufacturing and office space. The Company also pays for use of an offsite warehouse space and leases various vehicles and computer equipment.

In March 2016, the Company amended its current lease in Cambridge to, among other provisions, extend the term until February 2022. Under the amendment, the landlord will contribute approximately $2.0 million toward the cost of tenant improvements. The contribution toward the cost of tenant improvements is recorded as part of the operating lease assets under the new leasing guidance described below, on the Company's condensed consolidated balance sheet. As of June 30, 2019, the Company has recorded $1.9 million of leasehold improvements funded by the tenant improvement allowance.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vericel Corporation is a leader in advanced cell therapies for the sports medicine and severe burn care markets, and a developer of cell therapies for use in the treatment of patients with severe diseases and conditions. We currently market two FDA approved autologous cell therapy products in the United States. MACI® (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. We also market Epicel® (cultured epidermal autografts), a permanent skin replacement Humanitarian Use Device (HUD) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns greater than or equal to 30 percent of total body surface area (TBSA).

Manufacturing

We have a cell-manufacturing facility in Cambridge, Massachusetts which is used for U.S. manufacturing and distribution of MACI and Epicel.

Product Portfolio

Our marketed products include two FDA-approved autologous cell therapies: MACI, a third-generation autologous implant for the repair of symptomatic, full-thickness cartilage defects of the knee in adult patients and Epicel, a permanent skin replacement for adult and pediatric patients with deep dermal or full thickness burns greater than or equal to 30% of TBSA. Both products are currently marketed in the U.S. We also own Carticel which is no longer marketed in the U.S. We also entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in all countries of North America. NexoBrid is currently in clinical development in North America. Until 2017, our active product candidate portfolio included ixmyelocel-T, a patient-specific multicellular therapy for the treatment of advanced heart failure due to dilated cardiomyopathy, or DCM. We have no current plans to continue the development of ixmyelocel-T.

MACI

MACI is a third-generation autologous implant for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. MACI replaced Carticel, an earlier generation ACI product for the treatment and repair of cartilage defects in the knee and was the first FDA-approved autologous cartilage repair product.

In the U.S., the physician target audience which repairs cartilage defects is concentrated and is comprised of a group of orthopedic surgeons who self-identify and/or have a formal specialty as sports medicine physicians. We believe this target audience is approximately 2,500 to 3,000 physicians. In addition to these physicians there is a population of approximately 8,000 general orthopedic surgeons who treat cartilage injuries, although typically at a much lower average volume relative to the sports medicine physicians. As we look to more effectively engage this customer base, we expanded our field force from 40 to 48 representatives in the second quarter of 2019. Most private payers have a medical policy that covers treatment with MACI with the top 30 largest commercial payers having a formal medical policy for MACI or ACI in general. For those private payers which have not yet approved a medical policy for MACI, for medically appropriate cases we can often obtain approval on a case by case basis. For the three and six months ended June 30, 2019, net revenues for MACI were $20.8 million and $37.4 million, respectively and $14.1 million and $26.2 million, for the same periods in 2018.

Epicel

Epicel is a permanent skin replacement for deep dermal or full thickness burns greater than or equal to 30% of TBSA.  Epicel is regulated by the Center for Biologics Evaluation and Research, or CBER of the U.S. Food and Drug Administration, or FDA under medical device authorities, and is the only FDA-approved autologous epidermal product available for large total surface area burns. Epicel was designated as a HUD in 1998 and a Humanitarian Device Exception (HDE) application for the product was submitted in 1999.  HUDs are devices that are intended for diseases or conditions that affect fewer than 8,000 individuals annually in the U.S. Under an HDE approval, a HUD cannot be sold for an amount that exceeds the cost of research and development, fabrication and distribution unless certain conditions are met.

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

On February 18, 2016, the FDA approved our HDE supplement to revise the labeled indications of use to specifically include pediatric patients and to add pediatric labeling. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with massive burns treated with Epicel relative to standard care. Due to the change in the label to specifically include use in pediatric patients, Epicel is no longer subject to the HDE profit restrictions. In conjunction with adding the pediatric labeling and meeting the pediatric eligibility criteria, the FDA has determined the ADN number for Epicel is 360,400 which is approximately 45 times larger than the volume of grafts sold in 2018. We currently have a 5-person field force. For the three and six months ended June 30, 2019, net revenues for Epicel were $5.3 million and $10.6 million, respectively, and $4.9 million and $10.9 million for the same periods in 2018.

NexoBrid

Our preapproval stage portfolio includes NexoBrid, a topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns. NexoBrid is currently in clinical development in North America, and pursuant to the terms of our license agreement with MediWound, MediWound will continue to conduct all clinical activities described in the development plan to support the filing of a BLA with the United States Food and Drug Administration under the supervision of a Central Steering Committee comprised of members of each party.

Ixmyelocel-T

Our preapproval stage portfolio also includes ixmyelocel-T, a unique multicellular therapy derived from an adult patient’s own bone marrow which utilizes our proprietary, highly automated and scalable manufacturing system. This multicellular therapy was developed for the treatment of advanced heart failure due to DCM.

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

Results of Operations

Net Loss

Our net loss for the three and six months ended June 30, 2019 totaled $19.8 million and $22.6 million, respectively and $4.7 million and $12.3 million for the same periods in 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Total revenues	$26,151	$19,011	$47,961	$37,038
Cost of product sales	9,022	7,727	17,662	15,393
Gross profit	17,129	11,284	30,299	21,645
Total operating expenses	37,329	15,530	53,857	30,213
Loss from operations	(20,200)	(4,246)	(23,558)	(8,568)
Other income (expense)	408	(405)	922	(3,742)
Net loss	$(19,792)	$(4,651)	$(22,636)	$(12,310)

Net Revenues

Net revenues increased for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to significant MACI volume growth.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by product (in thousands)	2019	2018	2019	2018
MACI	$20,823	$14,125	$37,406	$26,180
Epicel	5,328	4,886	10,555	10,858
Total Revenue	$26,151	$19,011	$47,961	$37,038

   Seasonality. Over the last four years ACI (MACI and Carticel prior to its replacement) sales volumes from the first through the fourth quarter have on average represented 20%, 24%, 22% and 35% respectively, of total annual volumes. In some years individual quarters have deviated from these means by up to 4%. MACI orders are stronger in the fourth quarter due to several factors including insurance copay limits and the time of year patients prefer to start rehabilitation. Epicel revenue is also subject to seasonal fluctuations mostly associated with the use of heating elements during the colder months, with stronger sales occurring in the winter months of the first and fourth quarters, and weaker sales occurring in the hot summer months of the third quarter. However, in any single year, this trend can be absent due to the extreme variability inherent with Epicel’s patient volume. Over the last four years the percentage of annual product orders for Epicel has on average been 28%, 25%, 21% and 27% from the first to the fourth quarters.

Gross Profit and Gross Profit Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Gross profit	$17,129	$11,284	$30,299	$21,645
Gross profit %	66%	59%	63%	58%

Gross profit increased for the three and six months ended June 30, 2019 compared to the same period in 2018 due primarily to an increase in MACI sales combined with our highly fixed manufacturing cost structure which consists mainly of labor and facility costs that do not materially fluctuate with volume increases.

Research and Development Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Research and development costs	$21,070	$3,739	$24,078	$7,468

The following table summarizes the approximate allocation of cost for our research and development projects:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Dilated Cardiomyopathy	$—	$604	$3	$1,160
MACI	2,231	2,423	4,390	4,880
Epicel	1,091	712	1,937	1,428
NexoBrid	17,748	—	17,748	—
Total research and development costs	$21,070	$3,739	$24,078	$7,468

Research and development costs for the three months ended June 30, 2019 were $21.1 million compared to $3.7 million for the same period a year ago. The increase in research and development costs during the three months ended June 30, 2019 is due to a $17.5 million upfront payment to MediWound for the North American rights to NexoBrid.

Research and development costs for the six months ended June 30, 2019 were $24.1 million compared to $7.5 million for the same period a year ago. The increase in research and development costs during the six months ended June 30, 2019 is due to the $17.5 million upfront payment to MediWound for the North American rights to NexoBrid, partially offset by costs related to the ongoing MACI pediatric trial, which decreased, compared to the same period a year ago.

Selling, General and Administrative Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Selling, general and administrative costs	$16,259	$11,791	$29,779	$22,745

Selling, general and administrative costs for the three months ended June 30, 2019 were $16.3 million compared to $11.8 million for the same period a year ago. The increase in selling, general and administrative costs for the three months ended June 30, 2019 is due primarily to a $1.1 million increase in marketing expenses, an incremental $0.7 million in MACI sales force expenses driven by the expansion in the second quarter of 2019, a $1.0 million increase in stock-based compensation expenses and a $0.9 million increase in selling expenses and patient reimbursement support services. The increase in selling expenses and patient reimbursement support services is primarily driven by higher MACI sales volume and the engagement of a third-party services provider to provide the patient support program under the current distributor model which began June 15, 2018, compared to the same period a year ago.

Selling, general and administrative costs for the six months ended June 30, 2019 were $29.8 million compared to $22.7 million for the same period a year ago. The increase in selling, general and administrative costs for the six months ended June 30, 2019 is due primarily to a $2.1 million increase in stock-based compensation expenses, a $1.5 million increase in selling expenses and patient reimbursement support services, an incremental $1.3 million in MACI sales force expenses driven by the expansions in the second quarter of 2019 and a $1.3 million increase in marketing expenses.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Increase in fair value of warrants	$—	$(37)	$—	$(2,944)
Other income (expense)	(18)	(3)	18	83
Net interest income (expense)	426	(365)	904	(881)
Total other income (expense)	$408	$(405)	$922	$(3,742)

The other income and expense for the three and six months ended June 30, 2019 is due primarily to interest income as a result of our investments in various marketable debt securities. The same periods in 2018 relate to the increase in our stock price in 2018 resulting in an increase in the fair value of warrants, and we did not experience a change in warrant value for the three and six months ended June 30, 2019 due to the expiration of the liability classified 2013 warrants in 2018 which contributed to the valuation change.

Stock Compensation

Non-cash stock-based compensation expense included in cost of goods sold, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Cost of goods sold	$716	$394	$976	$536
Research and development	886	442	1,410	917
Selling, general and administrative	2,581	1,629	4,424	2,354
Total non-cash stock-based compensation expense	$4,183	$2,465	$6,810	$3,807

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

Our cash and cash equivalents totaled $14.0 million, and short-term investments totaled $52.0 million as of June 30, 2019. The cash used in operations of $18.2 million was largely a result of our net loss of $22.6 million which included a cash outflow of $17.5 million for the upfront payment for the NexoBrid license. The net loss was offset by noncash charges including $6.8 million of stock compensation expense and $0.7 million of depreciation expense.

Our cash and cash equivalents totaled $95.0 million as of June 30, 2018. During the six months ended June 30, 2018, the cash used for operations of $5.0 million was largely a result of our net loss of $12.3 million, offset by noncash charges including $3.8 million of stock compensation expense, $2.9 million due to the change in fair value of warrants and $0.8 million of depreciation expense.

The change in cash provided by investing activities as of June 30, 2019 is the result of $32.4 million in short-term investments purchases offset by $45.5 million of short-term investment maturities and property plant and equipment purchases of $1.2 million primarily for manufacturing upgrades and leasehold improvements through June 30, 2019. The change in cash used for investing activities as of June 30, 2018 is the result of the purchases of $1.0 million of property plant and equipment for manufacturing upgrades.

The change in cash provided from financing activities is the result of net proceeds from the exercise of stock options of $2.1 million during the six months ended June 30, 2019. The change in cash provided from financing activities during the six months ended June 30, 2018 is the result of net proceeds from our public equity offering of common stock of $70.1 million, proceeds from the exercise of stock options of $2.1 million and exercise of warrants of $2.0 million.

We believe that, based on current revenue levels, cash on hand, cash equivalents and short-term investments we are able to operate our business without the need to finance our operations through the sales of equity securities. If revenues decline for a sustained period, we may need to access additional capital; however, we may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of our shareholders. Actual cash requirements may differ from projections and will depend on many factors, including the level of future research and development, the scope and results of ongoing and potential clinical trials, the costs involved in filing, prosecuting and enforcing patents, the need for additional manufacturing capacity, competing technological and market developments, costs of possible acquisition or development of complementary business activities, and the cost to market our products.

Off-Balance Sheet Arrangements

At June 30, 2019, we were not party to any off-balance sheet arrangements.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Form 10-K for the fiscal year ended December 31, 2018 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the six months ended June 30, 2019.

Forward-Looking Statements

This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking.  These statements are often, but are not always, made through the use of words or phrases such as “anticipates,” “estimates,” “plans,” “projects,” “trends,” “opportunity,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “target,” “achieve,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar words or phrases, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions.  Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them.  The factors described in our Annual Report, among others, could have a material adverse effect upon our business, results of operations and financial conditions.

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
•reimbursement for our products;
•submission of a BLA for NexoBrid to the FDA;
•product development and marketing plans;
•features and successes of our therapies;
•clinical trial plans, including publication thereof;
•anticipation of future losses;
•replacement of manufacturing sources;
•commercialization plans; or
•revenue expectations and operating results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2019, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. For additional information regarding our market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Management of the Company, with the participation of its Certifying Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules l3a-15(e) and l5d-15(e) under the Exchange Act. Based on the evaluation as of June 30, 2019, our Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we receive threats or may be subject to litigation matters incidental to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A.  Risk Factors
Certain risks described below update the risk factors discussed in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition, results of operations, or cash flows. The risks described below and in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely affect our business, financial condition, results of operations or cash flows.
We rely on complex information technology (IT) systems for various critical purposes, including timely delivery of product and maintaining patient confidentiality.
We have developed a comprehensive, integrated information technology (IT) system for the intake of physician orders for our products, to track product delivery, and to store patient-related data we obtain for purposes of manufacturing MACI and Epicel. We rely on this system to maintain the chain of identity for each autologous product, and to ensure timely delivery of product prior to expiration. Each product has a limited usable life measured in days from the completion of the manufacturing process to patient implant or grafting. Accordingly maintaining accurate scheduling logistics is critical. In addition, this IT system stores and protects the privacy of the required patient information for the manufacture of our products. If our systems were to fail or be disrupted for an extended period of time, we could lose product sales and our revenue and reputation would suffer. In the event our systems were to be breached by an unauthorized third party, they could potentially access confidential patient information we obtain in manufacturing our products, which could cause us to suffer reputational damage and loss of customer confidence. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.
If we fail to fulfill our obligations under our intellectual property licenses with third parties, we could lose license rights that are important to our business.
We are a party to intellectual property license agreements with third parties, including our license agreement with MediWound Ltd. for NexoBrid, and may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. In addition, if these in‑licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours after the expiry of data exclusivity. The occurrence of such events could materially harm our business.
If our licensing arrangement with MediWound is unsuccessful, our revenues and product development may be limited.
We have entered into a licensing arrangement with MediWound Ltd. for the development of NexoBrid in North America. However, there can be no assurance that this agreement and our and MediWound's efforts pursuant to it will result in FDA approval of NexoBrid, or that we will be able to market NexoBrid at a profit. Under the terms of the License Agreement, MediWound will continue to conduct all development activities under the supervision of a Central Steering Committee comprised of members of each party until the BLA is approved and subsequently transferred to Vericel. Collaboration and licensing arrangements pose the following risks:

•	collaborations and licensing arrangements may be terminated;

•	collaborators and licensors may delay clinical trials and prolong clinical development, or under-fund or stop a clinical trial;

•	expected revenue might not be generated because product candidates may not be approved;

•	collaborators and licensors could independently develop, or develop with third parties, products that could compete with our future products despite non-competition provisions;

•	the terms of our contracts with current or future collaborators and license parties may not be favorable to us in the future;

•	disputes may arise delaying or terminating the research, development, or commercialization of our product candidates, or result in significant and costly litigation or arbitration; and

•	one or more third-party developers could obtain approval for a similar product prior to the product candidate resulting in unforeseen price competition in connection with the product candidate.
Product development is a lengthy and expensive process, with an uncertain outcome.

We intend to commercialize NexoBrid in the U.S. and potentially other North American countries. However, before we can commercialize NexoBrid, we must first obtain regulatory approval for the sale of NexoBrid in any jurisdiction, which includes the submission of an application utilizing completed and ongoing clinical studies to demonstrate that the product is safe and effective. We depend on MediWound for its efforts in completing clinical trials and other clinical activities pursuant to the development plan, obtaining regulatory approval and manufacturing and supplying NexoBrid.

Certain events could delay or prevent our ability to successfully gain regulatory approval, including:

•	patients may not participate in necessary follow-up visits to obtain required data, which would result in significant delays in the clinical testing process;

•	third-party contractors, such as a research institute, may fail to comply with regulatory requirements or meet their contractual obligations to MediWound;

•
undetected or concealed fraudulent activity by a clinical researcher, if discovered, could preclude the submission of clinical data prepared by that researcher, lead to the suspension or substantive scientific review of one or more of our marketing applications by regulatory agencies, and result in the recall of any approved product distributed pursuant to data determined to be fraudulent; and

•
an audit of preclinical or clinical studies by regulatory authorities may reveal noncompliance with applicable protocols or regulations, which could lead to disqualification of the results and the need to perform additional studies.

We may be unable to successfully obtain approval of NexoBrid for treatment of severe burns in the United States and other North American markets.

Our continued growth partially depends on our and MediWound’s ability to develop and obtain regulatory approval from the FDA for NexoBrid for treatment of severe burns in the United States. MediWound recently announced top-line results from the Phase 3 pivotal study to support a BLA submission to the FDA, according to which the study has met its primary and all secondary endpoints. Planned twelve-month and twenty-four month safety follow-ups are ongoing for cosmesis, function, quality of life and other safety measurements. While this and previous studies have met their primary endpoints, we cannot predict the outcome of the planned safety follow-ups, whether the FDA will accept a BLA submission based on the available preclinical and clinical data, how long the FDA may take to review and approve NexoBrid following the BLA submission or whether any such approval in the United States will ultimately be granted. Similarly, we cannot predict how long regulatory authorities in Mexico or Canada will take to provide NexoBrid with marketing authorization in their jurisdictions or whether such authorizations will be granted at all. The failure to receive regulatory approval in the United States would have a materially adverse impact on our business prospects.

There is no guarantee that NexoBrid will be accepted in the market even if regulatory approval is received.

The success of NexoBrid, if and when approved, depends upon the acceptance of NexoBrid by patients, the medical community and third-party payors, effectively competing with other products, a continued acceptable safety profile following approval and qualifying for, maintaining, enforcing and defending related intellectual property rights and claims. Even if we and MediWound successfully obtain regulatory approvals to market NexoBrid, our revenues will be dependent, in part, upon the size of the markets for which we gain regulatory approval. If the markets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

Our licensor MediWound is dependent on a contract with the U.S. Biomedical Advanced Research and Development Authority to fund the Phase 3 pivotal studies and other development activities of NexoBrid in the United States.

MediWound has a contract with BARDA valued at up to $132 million for the advancement of the development and manufacturing, as well as the procurement, of NexoBrid in the United States. Under the contract, BARDA has agreed to fund up to $56 million of the development costs of NexoBrid required to obtain marketing approval in the United States, including its ongoing pediatric Phase 3 study and its expansion to include U.S. pediatric burn care sites, and has an option to further fund $10 million in development activities for other potential NexoBrid indications. BARDA has also made a $16.5 million commitment for procurement of NexoBrid, which is contingent upon the U.S. FDA Emergency Use Authorization and/or FDA regulatory approval for NexoBrid, and has a $50 million option for additional procurement of NexoBrid. In addition, MediWound was recently awarded a new contract to develop NexoBrid for the treatment of Sulfur Mustard injuries as part of BARDA preparedness for mass casualty events. The contract provides approximately $12 million of funding to support research and development activities up to pivotal studies in animals under the U.S. FDA Animal Efficacy Rule and contains options for additional funding of up to $31 million for additional development activities, animal pivotal studies, and the BLA submission for licensure of NexoBrid for the treatment of Sulfur Mustard injuries. MediWound also was recently awarded funding for the NexoBrid expanded access treatment (NEXT) protocol being conducted under the FDA’s expanded access program. However, the contracts provide that BARDA may terminate the contract at any time, at its convenience, without any further funding obligations. There can be no assurances that BARDA will not terminate the contract. Changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the development of products for the treatment of severe burns such as NexoBrid. Any reduction or delay in BARDA funding may result in a decrease in planned development activities, including the development of NexoBrid for the treatment of Sulfur Mustard injuries and the NEXT study. In addition, the loss of funding may adversely affect MediWound’s ability to complete the required activities to file the BLA without access to alternative sources of funding. This could lead to a modification to the financial provisions of our agreement or a significant delay in the development of NexoBrid. Further, we cannot provide any assurances as to when or whether BARDA’s commitment for procurement of NexoBrid will occur nor when or whether BARDA's option to fund additional development activities for NexoBrid will be exercised.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any repurchases or unregistered issuances of its equity securities during the quarter ended June 30, 2019.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1†**	Sixth Amendment to Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated April 18, 2019.

10.2†**	First Amendment to Dispensing Agreement by and between AllCare Plus Pharmacy and the Company, dated May 1, 2019.

10.3#	Vericel Corporation 2019 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2019).

10.4#
Form of Incentive Stock Option Agreement for Employees under the 2019 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 1, 2019).

10.5#
Form of Incentive Stock Option Agreement for New Hires under the 2019 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 1, 2019).

10.6#	Form of Non-Qualified Stock Option Agreement under the 2019 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 1, 2019).

10.7#
Form of Restricted Stock Unit Award Agreement for Employees under the 2019 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 1, 2019).

10.8#
Form of Restricted Stock Unit Award Agreement for non-employee directors under the 2019 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 1, 2019).

10.9†**	License Agreement between MediWound, Ltd. and the Company, dated May 6, 2019.

10.10†**	Supply Agreement between MediWound, Ltd. and the Company, dated May 6, 2019.

10.11**	Amended and Restated Employment Agreement by and between Michael Halpin and the Company, dated September 14, 2017.

10.12**	First Amendment to Employment Agreement by and between Michael Halpin and the Company, dated June 3, 2019.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document

# Management contract or compensatory plan or arrangement covering executive officers or directors of Vericel.

† Portions of this Exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2019

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GERARD MICHEL
Gerard Michel
Chief Financial Officer and Vice President, Corporate Development
(Principal Financial Officer)