Form 10-Q
period 2019-09-30
Vericel Corp
filed 2019-11-05
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes - ☐  No - ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE	44,694,512
(Class)	Outstanding at October 31, 2019

VERICEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$36,905	$18,286
Short-term investments	37,760	64,638
Accounts receivable (net of allowance for doubtful accounts of $643 and $514, respectively)	19,958	23,454
Inventory	6,823	3,558
Other current assets	3,272	2,847
Total current assets	104,718	112,783
Property and equipment, net	7,190	5,906
Right-of-use assets	25,619	—
Total assets	$137,527	$118,689
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,281	$7,108
Accrued expenses	6,960	6,930
Current portion of operating lease liabilities	2,836	—
Other liabilities	35	754
Total current liabilities	15,112	14,792
Operating lease liabilities	25,311	—
Other long-term liabilities	114	1,666
Total liabilities	40,537	16,458
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 44,520 and 43,578, respectively	485,141	471,180
Other comprehensive gain (loss)	29	(39)
Warrants	—	104
Accumulated deficit	(388,180)	(369,014)
Total shareholders’ equity	96,990	102,231
Total liabilities and shareholders’ equity	$137,527	$118,689

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product sales, net	$30,499	$22,484	$78,460	$59,522
Cost of product sales	9,324	8,138	26,986	23,531
Gross profit	21,175	14,346	51,474	35,991
Research and development	3,096	3,113	27,174	10,581
Selling, general and administrative	14,982	12,569	44,761	35,314
Total operating expenses	18,078	15,682	71,935	45,895
Income (loss) from operations	3,097	(1,336)	(20,461)	(9,904)
Other income (expense):
Increase (decrease) in fair value of warrants	—	420	—	(2,524)
Interest income	385	307	1,293	390
Interest expense	(2)	(460)	(6)	(1,340)
Other income (expense)	(10)	—	8	(1)
Total other income (expense)	373	267	1,295	(3,475)
Net income (loss)	$3,470	$(1,069)	$(19,166)	$(13,379)

Net income (loss) per share (Basic)	$0.08	$(0.02)	$(0.44)	$(0.34)
Weighted average number of common shares outstanding (Basic)	44,251	42,925	43,979	39,163
Net income (loss) per share (Diluted)	$0.07	$(0.02)	$(0.44)	$(0.34)
Weighted average number of common shares outstanding (Diluted)	46,667	42,925	43,979	39,163

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$3,470	$(1,069)	$(19,166)	$(13,379)
Other comprehensive income (loss):
Unrealized (loss) gain on investments	(9)	(18)	29	(18)
Comprehensive income (loss)	$3,461	$(1,087)	$(19,137)	$(13,397)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
(Unaudited, amounts in thousands)

	Common Stock		Warrants Amounts		Accumulated Other Comprehensive Income (Loss)		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2018	43,578	$471,180	$104		$(39)		$(369,014)	$102,231
Net loss							(2,844)	(2,844)
Compensation expense related to stock options and restricted stock units, net of forfeitures		2,628						2,628
Stock option exercises	228	780						780
Shares issued under the Employee Stock Purchase Plan	19	218						218
Change in unrealized gain (loss) on investments					42			42
BALANCE, MARCH 31, 2019	43,825	$474,806	$104		$3		$(371,858)	$103,055
Net loss							(19,792)	(19,792)
Compensation expense related to stock options and restricted stock units, net of forfeitures		4,183						4,183
Stock option exercises	227	850						850
Shares issued under the Employee Stock Purchase Plan	14	211						211
Change in unrealized gain (loss) on investments					35			35
BALANCE, JUNE 30, 2019	44,066	$480,050	$104		$38		$(391,650)	$88,542
Net income							3,470	3,470
Compensation expense related to stock options granted, net of forfeitures		3,285						3,285
Stock option exercises	416	1,427						1,427
Shares issued under the Employee Stock Purchase Plan	18	275						275
Change in unrealized gain (loss) on investments					(9)			(9)
Exercise of warrants resulting in issuance of common stock	20	104	(104)	—		—		—
BALANCE, SEPTEMBER 30, 2019	44,520	$485,141	$—		$29		$(388,180)	$96,990

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
(Unaudited, amounts in thousands)

	Common Stock		Warrants Amounts	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2017	35,861	$383,020	$397	$—	$(360,877)	$22,540
Net loss					(7,659)	(7,659)
Compensation expense related to stock options granted, net of forfeitures		1,348				1,348
Stock option exercises	253	851				851
Shares issued under the Employee Stock Purchase Plan	28	127				127
Exercise of warrants resulting in the issuance of common stock	360	1,727				1,727
Net change in warrant valuation of exercised warrants		2,001				2,001
BALANCE, MARCH 31, 2018	36,502	$389,074	$397	$—	$(368,536)	$20,935
Net loss					(4,651)	(4,651)
Compensation expense related to stock options granted, net of forfeitures		2,465				2,465
Issuance of common stock, net of issuance costs	5,750	70,090				70,090
Stock option exercises	306	964				964
Shares issued under the Employee Stock Purchase Plan	31	148				148
Exercise of warrants resulting in the issuance of common stock	95	333	(95)			238
Net change in warrant valuation of exercised warrants		409				409
BALANCE, JUNE 30, 2018	42,684	$463,483	$302	$—	$(373,187)	$90,598
Net loss					(1,069)	(1,069)
Compensation expense related to stock options granted, net of forfeitures		1,932				1,932
Stock option exercises	305	952				952
Shares issued under the Employee Stock Purchase Plan	25	200				200
Exercise of warrants resulting in the issuance of common stock	156	751				751
Net change in warrant valuation of exercised warrants		1,129				1,129
Change in unrealized gain (loss) on investments				(18)		(18)
BALANCE, SEPTEMBER 30, 2018	43,170	$468,447	$302	$(18)	$(374,256)	$94,475

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(19,166)	$(13,379)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	1,174	1,133
Stock compensation expense	10,095	5,739
Change in fair value of warrants	—	2,524
Loss on sale of fixed assets	—	23
Foreign currency translation loss	21	49
Amortization of premiums and discounts on marketable securities	(529)	—
Non-cash lease cost	2,011	—
Change in operating assets and liabilities:
Inventory	(3,265)	155
Accounts receivable	3,496	2,742
Prepaid and other current assets	(425)	(758)
Accounts payable	(1,895)	(1,212)
Accrued expenses	30	19
Operating lease liabilities	(1,804)	—
Other assets and liabilities, net	(76)	(58)
Net cash used in operating activities	(10,333)	(3,023)
Investing activities:
Purchases of short-term investments	(46,303)	(44,480)
Maturities of short-term investments	73,777	—
Expenditures for property, plant and equipment	(2,255)	(2,101)
Net cash provided by (used in) investing activities	25,219	(46,581)
Financing activities:
Net proceeds from equity offering	—	70,028
Net proceeds from common stock issuance due to stock option exercises	3,762	3,310
Proceeds from exercise of warrants	—	2,716
Other	(29)	(23)
Net cash provided by financing activities	3,733	76,031
Net increase in cash and cash equivalents	18,619	26,427
Cash and cash equivalents at beginning of period	18,286	26,862
Cash and cash equivalents at end of period	$36,905	$53,289

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2019 (UNAUDITED)

1.	Organization

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

MACI (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. At the end of the second quarter of 2017, the Company removed Carticel (autologous cultured chondrocytes), an earlier generation autologous chrondocyte implant (ACI) product, from the market. The Company also markets Epicel (cultured epidermal autografts), a permanent skin replacement Humanitarian Use Device (HUD) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns greater than or equal to 30 percent of total body surface area (TBSA). In May 2019, the Company also entered into exclusive license and supply agreements with MediWound Ltd. (MediWound) to commercialize NexoBrid® in all countries in North America. NexoBrid is a topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns. NexoBrid is currently in clinical development in North America, and a U.S. Biologics License Application (BLA) currently is targeted for submission to the U.S. Food and Drug Administration (FDA) in the second quarter of 2020. The Company operates its business primarily in the U.S. in one reportable segment — the research, product development, manufacture and distribution of advanced therapies for use in the treatment of specific diseases.

The accompanying condensed consolidated financial statements have been prepared on a basis, which assumes that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  As of September 30, 2019, the Company has an accumulated deficit of $388.2 million and had net income of $3.5 million and a net loss of $19.2 million during the three and nine months ended September 30, 2019.  The Company had cash and cash equivalents of $36.9 million, and short-term investments of $37.8 million as of September 30, 2019.  The Company expects that existing cash, cash equivalents and short-term investments will be sufficient to support the Company's current operations through at least 12 months from the issuance of these financial statements. The Company may seek additional funding through debt or equity financings.  However, the Company may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders.

2.	Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2018 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in U.S. GAAP requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 26, 2019 (Annual Report).

Consolidated Statement of Cash Flows

The following table presents certain supplementary cash flows information for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Supplementary Cash Flows information:
Warrants exercised for common stock	$104	$3,538
Interest paid (net of interest capitalized)	6	1,161
Additions to equipment in process included in accounts payable	46	191
Right-of-use asset and lease liability recognized	2,338	—

3.	Recent Accounting Pronouncements

Accounting for Leases

The Financial Accounting Standards Board (FASB) issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In accordance with the updated guidance, lessees are required to recognize the assets and liabilities arising from operating leases on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018. The leasing Accounting Standard Update 2016-02 became effective for the Company on January 1, 2019 and was adopted using the modified retrospective method. See note 7 for further discussion.

Measuring Credit Losses on Financial Instruments

The FASB issued updated guidance on measuring credit losses on financial instruments. The guidance removes the probable loss thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities and available-for-sale debt securities with unrealized losses. Prior to the updated guidance, credit losses are recognized when it is probable that the loss has been incurred. Companies are required to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that a company expected to collect over the instrument’s contractual life. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance is effective for annual reporting periods beginning after December 15, 2019. The Company is currently in the process of evaluating the impact to its consolidated financial statements.

4. Revenue
Revenue Recognition and Net Product Sales
The Company recognizes product revenue from sales of MACI kits, MACI implants and Epicel grafts following the five step model in Accounting Standards Codification 606 Revenue Recognition (ASC 606).
MACI Kits
MACI kits are sold directly to hospitals based on contracted rates in the approved contract or sales order. The Company recognizes MACI kit revenue upon delivery of the biopsy kit at which time the customer (the facility) is in control of the kit. The kit provides the doctor the ability to biopsy a sampling of cells to provide to the Company that can be used later to manufacture the implant. The ordering of the kit does not obligate the Company to manufacture an implant nor does the receipt of the cell tissue. The customer’s order of an implant is separate from the process of ordering the kit. Therefore, the sale of the kit and any subsequent sale of an implant are distinct contracts and are accounted for separately.
MACI Implants
From July 1, 2017 until June 15, 2018 the Company sold MACI primarily to distributors and directly to hospitals or patients at contracted rates. Beginning on June 16, 2018, the Company contracted with a specialty pharmacy, Orsini Pharmaceutical Services, Inc. (Orsini) to distribute its MACI product in arrangements whereby the Company retains the credit and collection risk from the end customer. Since July 26, 2018, the Company has also contracted with AllCare Plus Pharmacy, Inc. (AllCare), a specialty pharmacy, in arrangements whereby the Company retains the credit and collection risk from the end customer. The

Company pays both specialty pharmacies a fee for each patient to whom MACI is dispensed. Both Orsini and AllCare perform collection activities to receive payment from customers. The Company has engaged a third-party services provider to provide the patient support program to manage patient cases and to ensure complete and correct billing information is provided to the insurers and hospitals.

In addition, the Company also sells MACI directly to DMS Pharmaceutical (DMS) for all military implants. The sales directly to DMS are sold at a contracted rate.

Prior authorization and confirmation of coverage level by the patient’s private insurance plan, hospital or government payer is a prerequisite to the shipment of product to a patient. The Company recognizes product revenues from sales of all MACI implants upon delivery at which time the customer obtains control of the implant and the claim is billable. The total consideration which the Company expects to collect in exchange for MACI implants (the transaction price) may be fixed or variable. Direct sales to hospitals or distributors are recorded at a contracted price, and other than customary prompt pay discounts, there are typically no forms of variable consideration.

When the Company sells MACI, the patient is responsible for payment, however, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, government fee schedules or past payer precedents. Net product revenues recognized consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration the Company expects to receive from the transaction. The Company estimates the amount of consideration it expects to receive for these transactions using the portfolio approach. These estimates include the impact of contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. The allowance for uncollectible consideration was $4.2 million as of September 30, 2019 and $2.0 million at December 31, 2018.

Changes in estimates of the transaction price are recorded through revenue in the period in which such change occurs. Changes in estimates related to prior period sales resulted in a $0.7 million and $0.4 million increase to revenue for the three and nine months ended September 30, 2019, respectively and an increase to revenue of $0.1 million and a decrease to revenue of $0.3 million for the three and nine months ended September 30, 2018, respectively.
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

Revenue by Product and Customer
The following table and description below reflect the products from which the Company generated its revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net revenue by product (in thousands)	2019	2018	2019	2018
MACI implants and kits
Implants based on contracted rates sold to or through a specialty pharmacy (a)	$11,779	$11,102	$34,555	$26,257
Implants subject to third-party reimbursement sold through a specialty pharmacy (b)	4,030	1,612	10,584	5,468
Implants sold direct based on contracted rates (c)	3,039	2,632	9,715	8,715
Implants sold direct subject to third-party reimbursement (d)	573	490	1,176	1,070
Biopsy kits - direct bill	533	488	1,632	1,392
Change in estimates related to prior periods	656	125	353	(273)
Epicel
Direct bill (hospital)	9,889	6,035	20,445	16,893
Total revenue	$30,499	$22,484	$78,460	$59,522

(a) Represents implants sold through Orsini or AllCare in which such specialty pharmacy has entered into a direct contract with the underlying insurance provider. The amount of reimbursement is based on contracted rates at the time of sale supported by the pharmacy's direct contract. Also represents sales directly to DMS based on a contracted rate. Prior to June 15, 2018, the sales to Orsini represented here were based on a fixed transfer price under the distribution model.

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

Concentration of Credit Risk

Prior to June 16, 2018 the company sold MACI primarily to its distributor Orsini at a fixed transfer price. Beginning June 16, 2018, the Company started retaining the credit and collection risk from the end customer on implants resulting in a decrease in risk concentration. The Company sells Epicel directly to hospitals and not through a distributor.

The Company's total revenue and accounts receivable balances were comprised of the following concentrations from its largest customer of MACI and Epicel based on customers whose revenue or accounts receivable concentration is greater than 10% in any of the periods disclosed below and are as follows:

	Revenue Concentration				Accounts Receivable Concentration
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2019	2018	2019	2018	2019	2018
MACI	—%	—%	—%	24%	—%	2%
Epicel	10%	5%	9%	9%	6%	4%

5.	Selected Balance Sheet Components

Inventory as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Raw materials	$5,730	$2,872
Work-in-process	976	638
Finished goods	117	48
Inventory	$6,823	$3,558

Property and equipment, net as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Machinery and equipment	$2,577	$1,536
Furniture, fixtures and office equipment	775	775
Computer equipment and software	6,007	3,712
Leasehold improvements	4,631	4,587
Construction in process	1,716	2,801
Financing right-of-use lease	157	—
Total property and equipment, gross	15,863	13,411
Less: Accumulated depreciation	(8,673)	(7,505)
	$7,190	$5,906

Depreciation expense for the three and nine months ended September 30, 2019 was $0.4 million and $1.2 million and $0.3 million and $1.1 million for the same period in 2018.

Accrued expenses as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Bonus related compensation	$3,426	$5,161
Employee related accruals	2,546	1,559
Other accrued expenses	988	210
	$6,960	$6,930

6.	Stock Purchase Warrants

The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings. The fair value of the warrants as of December 31, 2018 were initially measured using the Black-Scholes valuation model.  Inherent in the Black-Scholes valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock-based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

During the nine months ended September 30, 2019, the Company issued 19,808 shares of common stock upon the exercise of warrants with an exercise price of $4.27 per share. There are no outstanding warrants as of September 30, 2019.

7.	Leases

The Company leases facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. The Cambridge facility includes clean rooms, laboratories for MACI and Epicel manufacturing and office space. The Company also leases offsite warehouse space, vehicles and computer equipment.

The Company adopted the new leasing standards using the modified retrospective transition approach, as of January 1, 2019, with no restatement of prior periods. As a result of adoption, no cumulative adjustment to retained earnings occurred. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. Certain of the Company’s lease agreements include lease payments that are adjusted periodically for an index or rate. The leases are initially measured using the projected payments adjusted for the index or rate in effect at the commencement date. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Upon adoption all operating lease commitments with a lease term greater than 12 months that were previously assessed under previous lease guidance, were recognized as right to use assets and liabilities, on a discounted basis on the balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet and for the nine months ended September 30, 2019, lease expense of less than $0.1 million was recorded related to short-term leases for both the three and nine months ended September 30, 2019.

Adoption of ASU 2016-02 resulted in the recording of additional right-of-use assets and lease liabilities of approximately $25.6 million and $27.8 million, respectively, as of January 1, 2019. There was an immaterial impact on the Company's consolidated net earnings and cash flows upon adoption. The contribution toward the cost of tenant improvements is recorded as a reduction of the operating lease assets and reclassed from deferred rent to lease operating assets. For the three and nine months ended September 30, 2019, the Company recognized $1.4 million and $4.0 million of operating lease expense and less than $0.1 million of financing lease expense, respectively. For the three and nine months ending September 30, 2018 (as reported under the prior leasing guidance) the Company recognized $1.3 million and $3.9 million of operating lease expense and less than $0.1 million of financing lease expense, respectively. The Company's leases contain non-lease components and activities that do not transfer a good or service to the Company. The Company elected not to combine lease and non-lease components and therefore non-lease costs were not included in the net lease assets or lease liabilities.

Total leased assets and liabilities as reassessed under the updated guidance and classified on the balance sheet, as of September 30, 2019 are as follows:

(In thousands)	Classification	September 30, 2019
Assets
Operating	Right-of-use assets	$25,619
Finance	Property and equipment, net	157
		$25,776
Liabilities
Current
Operating	Current portion of operating lease liabilities	$2,836
Finance	Other liabilities	35
		$2,871
Non-current
Operating	Operating lease liabilities	$25,311
Finance	Other long-term liabilities	114
		$25,425

Cash paid for amounts included in the measurement of the Company's operating lease liabilities was $3.6 million for the nine months ended September 30, 2019.

Maturity of lease liabilities as of September 30, 2019 are as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2019	$1,324	$—	$1,324
2020	5,336	41	5,377
2021	5,255	41	5,296
2022	5,309	41	5,350
2023	5,292	41	5,333
2024	5,302	—	5,302
Thereafter	11,269	—	11,269
Total lease payments	39,087	164	39,251
Less: Interest	(10,940)	(15)	(10,955)
Present value of lease liabilities	$28,147	$149	$28,296

An explicit rate is not provided for some of the Company's leases, therefore the Company uses a mix of incremental borrowing rate based on the information available at commencement date, as well as implicit and explicit rates in determining the present value of lease payments.
The Company has options to renew lease terms for facilities and other assets. The exercise of lease renewal options is generally at the Company's sole discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option on the basis of economic factors. For certain leases, the Company's exercise of the renewal option was determined to be probable and the renewal period was accordingly included in the lease term and related calculations. Lease terms and discount rates as of September 30, 2019 are as follows:

September 30, 2019
Weighted average remaining lease term (years)
Operating leases	7.07
Finance leases	3.75
Weighted average discount rate
Operating leases	9.46%
Finance leases	5.00%

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

As of September 30, 2019, there were 3,605,081 shares available for future grant under the 2019 Plan.

Employee Stock Purchase Plan

Employees are able to purchase stock under the Vericel Corporation Employee Stock Purchase Plan (ESPP). The ESPP allows for the issuance of an aggregate of 1,000,000 shares of common stock of which 576,723 have been issued since the inception of the plan in 2015. Participation in this plan is available to substantially all employees. The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. On October 1, 2019, employees purchased 17,746 shares resulting in proceeds from the sale of common stock of $0.2 million under the ESPP.

 Service-Based Stock Options

During the three and nine months ended September 30, 2019, the Company granted 111,600 and 1,750,110 service-based options to purchase common stock.  The options have an exercise price equal to the fair market value per share of common stock on the grant date, generally vest over four years (other than non-employee director options which vest over one year) and have a term of ten years. The Company issues new shares upon the exercise of stock options. The weighted average grant-date fair value of service-based options granted under the 2017 Omnibus Incentive Plan and 2019 Plan for the three and nine month periods ended September 30, 2019 was $13.28 and $12.77, respectively and $10.90 and $9.62, respectively, for the same periods in 2018.

Restricted Stock Units

During the nine months ended September 30, 2019, the Company granted 186,922 service-based restricted stock units. The restricted stock units vest annually over four years in equal installments commencing on the first anniversary of the grant date (other than non-employee director options which vest over one year from the grant date). The Company issues new shares upon the vesting of restricted stock units. Restricted stock awards are recorded at fair value at the date of grant, which is based on the closing share price on the grant date. Compensation expense is recorded for restricted stock units that are expected to vest based on their fair value at grant date and is amortized over the expected vesting period. The weighted average grant-date fair value of restricted stock units awarded for the nine months ended September 30, 2019 was $17.71. The total grant-date fair value of restricted stock units granted in the nine months ended September 30, 2019 was $3.3 million. No restricted stock units were granted in 2018.

Stock Compensation Expense

Non-cash stock-based compensation expense (employee stock purchase plan, service-based stock options and restricted stock units) included in cost of goods sold, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Cost of goods sold	$543	$284	$1,519	$820
Research and development	583	365	1,993	1,282
Selling, general and administrative	2,159	1,283	6,583	3,637
Total non-cash stock-based compensation expense	$3,285	$1,932	$10,095	$5,739

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

Nine Months Ended September 30,
Service-Based Stock Options	2019	2018
Expected dividend rate	—%	—%
Expected stock price volatility	79.5-85.5%	82.3-88.3%
Risk-free interest rate	1.4-2.7%	2.4-2.9%
Expected life (years)	5.3-6.3	5.3-6.3

9.	Cash Equivalents and Investments

Marketable debt securities are classified as available-for-sale and carried at fair value in the accompanying consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of September 30, 2019 and December 31, 2018:

	September 30, 2019
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$19,431	$—	$—	$19,431
Commercial paper	13,018	—	—	13,018
Corporate notes	13,549	19	—	13,568
U.S. government securities	6,986	6	—	6,992
U.S. asset-backed securities	4,178	4	—	4,182
	$57,162	$29	$—	$57,191
Classified as:
Cash equivalents				$19,431
Short-term investments				37,760
				$57,191

	December 31, 2018
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$5,838	$—	$—	$5,838
Repurchase agreements	5,000	—	—	5,000
Commercial paper	30,710	—	—	30,710
Corporate notes	13,168	—	(24)	13,144
U.S. government securities	10,167	—	(1)	10,166
U.S. asset-backed securities	10,632	—	(14)	10,618
	$75,515	$—	$(39)	$75,476
Classified as:
Cash equivalents				$10,838
Short-term investments				64,638
				$75,476

At December 31, 2018, the Company invested $5.0 million in overnight repurchase agreement securities classified as cash equivalents on the balance sheet. As of September 30, 2019, no amounts were invested in overnight repurchase agreements.
There were no marketable securities that the Company considers to be other-than-temporarily impaired as of September 30, 2019. The Company's investment strategy is to buy short-duration marketable securities with a high credit rating. As of September 30, 2019, all marketable securities held by the Company had remaining contractual maturities of one year or less.
If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary,” including the Company's intention to sell and, if so, mark the investment to market through a charge to our consolidated statements of operations. There have been no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2019.

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

There was no movement between Level 1 and Level 2 or between Level 2 and Level 3 from December 31, 2018 to September 30, 2019. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, government securities and asset-backed securities are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2019				December 31, 2018
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$19,431	$19,431	$—	$—	$5,838	$5,838	$—	$—
Repurchase agreements	—	—	—	—	5,000	—	5,000	—
Commercial paper	13,018	—	13,018	—	30,710	—	30,710	—
Corporate notes	13,568	—	13,568	—	13,144	—	13,144	—
U.S. government securities	6,992	—	6,992	—	10,166	—	10,166	—
U.S. asset-backed securities	4,182	—	4,182	—	10,618	—	10,618	—
	$57,191	$19,431	$37,760	$—	$75,476	$5,838	$69,638	$—

11.	Net Earnings (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adding the dilutive potential common shares to the weighted average number of common shares that were outstanding during the period. For purposes of the diluted earnings per share calculation, outstanding stock options and restricted stock units are considered common stock equivalents, using the treasury stock method.

The following reflects the net income (loss) attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the treasury class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands except per share amounts)	2019	2018	2019	2018
Numerator:
Net income (loss)	$3,470	$(1,069)	$(19,166)	$(13,379)
Denominator:
Weighted-average common shares outstanding (basic)	44,251	42,925	43,979	39,163
Weighted-average shares outstanding (diluted)	46,667	42,925	43,979	39,163
Net income (loss) per share attributable to common shareholders (basic)	$0.08	$(0.02)	$(0.44)	$(0.34)

Net income (loss) per share attributable to common shareholders (diluted)	$0.07	$(0.02)	$(0.44)	$(0.34)

Anti-dilutive shares excluded from the calculation of diluted earnings per share(a):
Stock options	1,619	5,196	5,116	5,196
Restricted stock unit awards	—	—	159	—
Warrants	—	112	—	112

(a) Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.

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

In May 2019, the Company paid MediWound $17.5 million in consideration of the license. The $17.5 million upfront payment was recorded to research and development expense in the nine months ended September 30, 2019 as the license is for registration-stage product rights and is considered in process research and development.  The Company is also obligated to pay MediWound $7.5 million upon U.S. regulatory approval of the BLA for NexoBrid and up to $125 million contingent upon meeting certain sales milestones.  The first sales milestone of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to it in North America exceed $75 million.  The Company also will pay MediWound tiered royalties on net sales ranging from high single-digit to low double-digit percentages, subject to customary reductions.  The U.S. Biomedical Advanced Research and Development Authority (BARDA) has committed to procure NexoBrid, and the Company will pay a percentage of gross profits to MediWound on initial committed amounts and a royalty on any additional BARDA purchases of NexoBrid beyond the initial committed amount.  The Company also entered into a supply agreement with MediWound under which MediWound will manufacture NexoBrid for the Company on a unit price basis which may be increased based on a published index. MediWound is obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. After the exclusivity period or upon supply failure, the Company will be permitted to establish an alternate source of supply.

13. Commitments and Contingencies

The Company leases facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. The Cambridge facility includes clean rooms, laboratories for MACI and Epicel manufacturing and office space. The Company also pays for use of an offsite warehouse space and leases various vehicles and computer equipment.

In March 2016, the Company amended its current lease in Cambridge to, among other provisions, extend the term until February 2022. Under the amendment, the landlord will contribute approximately $2.0 million toward the cost of tenant improvements. The contribution toward the cost of tenant improvements is recorded as part of the operating lease assets under the new leasing guidance described below, on the Company's condensed consolidated balance sheet. As of September 30, 2019, the Company has recorded $2.0 million of leasehold improvements funded by the tenant improvement allowance.

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

Product Portfolio

Our marketed products include two FDA-approved autologous cell therapies: MACI, a third-generation autologous implant for the repair of symptomatic, full-thickness cartilage defects of the knee in adult patients and Epicel, a permanent skin replacement for adult and pediatric patients with deep dermal or full thickness burns greater than or equal to 30% of TBSA. Both products are currently marketed in the U.S. We also own Carticel which is no longer marketed in the U.S. In addition, we have entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in all countries of North America. NexoBrid is currently in clinical development in North America. Until 2017, our active product candidate portfolio included ixmyelocel-T, a patient-specific multicellular therapy for the treatment of advanced heart failure due to dilated cardiomyopathy, or DCM. We have no current plans to continue the development of ixmyelocel-T.

MACI

MACI is a third-generation product for autologous chondrocyte implantation (ACI), a class of methods for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. MACI replaced Carticel, an earlier generation ACI product for the treatment and repair of cartilage defects in the knee and was the first FDA-approved cartilage repair product.

In the U.S., the physician target audience which repairs cartilage defects is concentrated and is comprised of a group of orthopedic surgeons who self-identify and/or have a formal specialty as sports medicine physicians. We believe this target audience is approximately 3,000 physicians. In addition to these physicians there is a population of approximately 8,000 general orthopedic surgeons who treat cartilage injuries, although typically at a much lower average volume relative to the sports medicine segment. As we look to more effectively engage this customer base, we expanded our field force from 40 to 48 representatives in the second quarter of 2019 to target the majority of the approximately 3,000 sports medicine physicians. In 2020 we plan on a further expansion to 76 representatives to enable the field force to also call on 2,000 of the general orthopedic surgeons. Most private payers have a medical policy that covers treatment with MACI with the top 30 largest commercial payers having a formal medical policy for MACI or ACI in general. Even for private payers which have not yet approved a medical policy for MACI, for medically appropriate cases, we often obtain approval on a case by case basis. For the three and nine months ended September 30, 2019, net revenues for MACI were $20.6 million and $58.0 million, respectively and $16.4 million and $42.6 million, for the same periods in 2018.

Epicel

Epicel is a permanent skin replacement for deep dermal or full thickness burns greater than or equal to 30% of total body surface area (TBSA).  Epicel is regulated by the Center for Biologics Evaluation and Research, or CBER of the U.S. Food and Drug Administration, or FDA under medical device authorities, and is the only FDA-approved cultured epidermal autograft product available for large total surface area burns. Epicel was designated as a Humanitarian Use Device (HUD) in 1998 and a Humanitarian Device Exception (HDE) application for the product was submitted in 1999.  HUDs are devices that are intended for diseases or conditions that affect fewer than 8,000 individuals annually in the U.S. Under an HDE approval, a HUD cannot be sold for an amount that exceeds the cost of research and development, fabrication and distribution unless certain conditions are met.

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

On February 18, 2016, the FDA approved our HDE supplement to revise the labeled indications of use to specifically include pediatric patients and to add pediatric labeling. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with massive burns treated with Epicel relative to standard care. Due to the change in the label to specifically include use in pediatric patients, Epicel is no longer subject to the HDE profit restrictions. In conjunction with adding the pediatric labeling and meeting the pediatric eligibility criteria, the FDA has determined the ADN number for Epicel is 360,400 which is approximately 45 times larger than the volume of grafts sold in 2018. We currently have a 9-person field force. For the three and nine months ended September 30, 2019, net revenues for Epicel were $9.9 million and $20.4 million, respectively, and $6.0 million and $16.9 million for the same periods in 2018.

NexoBrid

Our preapproval stage portfolio includes NexoBrid, a topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns. NexoBrid is currently in clinical development in North America, and a BLA currently is targeted for submission to the FDA in the second quarter of 2020. Pursuant to the terms of our license agreement with MediWound, MediWound will continue to conduct all clinical activities described in the development plan to support the filing of a BLA with the United States Food and Drug Administration under the supervision of a Central Steering Committee comprised of members of each party.

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

Results of Operations

Net Income (Loss)

Our net earnings and loss for the three and nine months ended September 30, 2019 totaled $3.5 million and $19.2 million, respectively and a loss of $1.1 million and $13.4 million for the same periods in 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Total revenues	$30,499	$22,484	$78,460	$59,522
Cost of product sales	9,324	8,138	26,986	23,531
Gross profit	21,175	14,346	51,474	35,991
Total operating expenses	18,078	15,682	71,935	45,895
Income (loss) from operations	3,097	(1,336)	(20,461)	(9,904)
Other income (expense)	373	267	1,295	(3,475)
Net income (loss)	$3,470	$(1,069)	$(19,166)	$(13,379)

Net Revenues

Net revenues increased for the three and nine months ended September 30, 2019 compared to the same periods in 2018 due to significant volume growth for both MACI and Epicel.

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by product (in thousands)	2019	2018	2019	2018
MACI	$20,610	$16,449	$58,015	$42,629
Epicel	9,889	6,035	20,445	16,893
Total Revenue	$30,499	$22,484	$78,460	$59,522

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

Gross Profit and Gross Profit Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Gross profit	$21,175	$14,346	$51,474	$35,991
Gross profit %	69%	64%	66%	60%

Gross profit increased for the three and nine months ended September 30, 2019 compared to the same period in 2018 due primarily to an increase in MACI and Epicel sales combined with our highly fixed manufacturing cost structure which consists mainly of labor and facility costs that do not materially fluctuate with volume increases.

Research and Development Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Research and development costs	$3,096	$3,113	$27,174	$10,581

The following table summarizes the approximate allocation of cost for our research and development projects:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Dilated Cardiomyopathy	$2	$153	$32	$1,119
MACI	1,804	2,095	6,165	7,169
Epicel	875	865	2,813	2,293
NexoBrid	415	—	18,164	—
Total research and development costs	$3,096	$3,113	$27,174	$10,581

Research and development costs for the three months ended September 30, 2019 and 2018 were $3.1 million. Research and development expenses are due primarily to manufacturing process improvement activities, the ongoing MACI pediatric trial, pharmacovigilance and other reporting and compliance requirements, and medical affairs and external grants which are similar to the same period in the previous year.

Research and development costs for the nine months ended September 30, 2019 were $27.2 million compared to $10.6 million for the same period a year ago. The increase in research and development costs during the nine months ended September 30, 2019 is due to the $17.5 million upfront payment to MediWound for the North American rights to NexoBrid, partially offset by costs related to the ongoing MACI pediatric trial which decreased compared to the same period a year ago.

Selling, General and Administrative Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Selling, general and administrative costs	$14,982	$12,569	$44,761	$35,314

Selling, general and administrative costs for the three months ended September 30, 2019 were $15.0 million compared to $12.6 million for the same period a year ago. The increase in selling, general and administrative costs for the three months ended September 30, 2019 is due primarily to $0.9 million increase in stock-based compensation expenses, a $0.8 million increase in marketing expenses, and a $0.7 million increase in MACI sales force expenses driven by the expansion in the second quarter of 2019.

Selling, general and administrative costs for the nine months ended September 30, 2019 were $44.8 million compared to $35.3 million for the same period a year ago. The increase in selling, general and administrative costs for the nine months ended September 30, 2019 is due primarily to a $3.0 million increase in stock-based compensation expenses, a $2.1 million increase in marketing expenses, an incremental $1.9 million increase in MACI sales force expenses driven by the expansions in the second quarter of 2019 and a $1.1 million increase in patient reimbursement support services.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Increase in fair value of warrants	$—	$420	$—	$(2,524)
Other income (expense)	(10)	—	8	(1)
Net interest income (expense)	383	(153)	1,287	(950)
Total other income (expense)	$373	$267	$1,295	$(3,475)

The other income and expense for the three and nine months ended September 30, 2019 is due primarily to interest income as a result of our investments in various marketable debt securities. The other income and expense for the same periods in 2018 relate to the increase in our stock price in 2018 resulting in an increase in the fair value of warrants and interest expense related to the then outstanding term loan. For the three and nine months ended September 30, 2019 we did not incur interest expense as the term loan was repaid in December 2018 and we did not experience a change in warrant value due to the expiration of the liability classified 2013 warrants in 2018.

Stock Compensation

Non-cash stock-based compensation expense included in cost of goods sold, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Cost of goods sold	$543	$284	$1,519	$820
Research and development	583	365	1,993	1,282
Selling, general and administrative	2,159	1,283	6,583	3,637
Total non-cash stock-based compensation expense	$3,285	$1,932	$10,095	$5,739

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

Our cash and cash equivalents totaled $36.9 million, and short-term investments totaled $37.8 million as of September 30, 2019. During the nine months ended September 30, 2019, the cash used in operations of $10.3 million was largely a result of our net loss of $19.2 million which included a cash outflow of $17.5 million for the upfront payment for the NexoBrid license. The net loss was offset by noncash charges including $10.1 million of stock compensation expense and $1.2 million of depreciation expense.

Our cash and cash equivalents totaled $53.3 million as of September 30, 2018. During the nine months ended September 30, 2018, the cash used for operations of $3.0 million was largely a result of our net loss of $13.4 million, offset by noncash charges including $5.7 million of stock compensation expense, $2.5 million due to the change in fair value of warrants and $1.1 million of depreciation expense.

The change in cash provided by investing activities as of September 30, 2019 is the result of $46.3 million in short-term investments purchases offset by $73.8 million of short-term investment maturities and property plant and equipment purchases of $2.3 million primarily for manufacturing upgrades and leasehold improvements through September 30, 2019. The change in cash used for investing activities as of September 30, 2018 is the result of $44.5 million in short term investments and the purchases of $2.1 million of property plant and equipment for manufacturing upgrades through September 30, 2018.

The change in cash provided from financing activities is the result of net proceeds from the exercise of stock options of $3.8 million during the nine months ended September 30, 2019. The change in cash provided from financing activities during the nine months ended September 30, 2018 is the result of net proceeds from our public equity offering of common stock of $70.0 million, proceeds from the exercise of stock options of $3.3 million and exercise of warrants of $2.7 million.

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

Off-Balance Sheet Arrangements

At September 30, 2019, we were not party to any off-balance sheet arrangements.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Form 10-K for the fiscal year ended December 31, 2018 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the nine months ended September 30, 2019.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2019, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. We invest our excess cash balances in marketable securities including municipal bond securities, U.S. government agency securities and high-grade corporate bonds that meet high credit quality standards, as specified in our investment policy. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. Because of the short-term nature of these investments, we do not believe we have material exposure due to market risk. For additional information regarding our market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Management of the Company, with the participation of its Certifying Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules l3a-15(e) and l5d-15(e) under the Exchange Act. Based on the evaluation as of September 30, 2019, our Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we receive threats or may be subject to litigation matters incidental to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A.  Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. The risks described in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks the Company faces. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely affect the Company’s business, financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any repurchases or unregistered issuances of its equity securities during the quarter ended September 30, 2019.

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

Date: November 5, 2019

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GERARD MICHEL
Gerard Michel
Chief Financial Officer and Vice President, Corporate Development
(Principal Financial Officer)