Form 10-K
period 2019-12-31
Vericel Corp
filed 2020-02-25
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2019
or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 Commission File Number 001-35280

VERICEL CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	94-3096597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

64 Sidney Street
Cambridge, MA 02139
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (800) 556-0311

 Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock (No par value)	VCEL	NASDAQ

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock, no par value per share (“Common Stock”), held by non-affiliates of the registrant (based on the closing sales price of the Common Stock as reported on the NASDAQ Capital Market) on June 30, 2019 was approximately $827,617,275. This computation excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding shares of Common Stock, since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2020, 44,945,133 shares of Common Stock, no par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference
Proxy Statement for the Annual Meeting of Shareholders scheduled for April 29, 2020	Items 10, 11, 12, 13 and 14 of Part III

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

We own various trademark registrations and applications, and unregistered trademarks, including Vericel Corporation, Epicel, MACI and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this Form 10-K are the property of their respective holders, including NexoBrid, which is a registered trademark of MediWound Ltd. Solely for convenience, the trademarks and trade names in this document may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I

Item 1. Business

General Information

Vericel Corporation is a leader in advanced cell therapies and specialty biologics for the sports medicine and severe burn care markets. We currently have two marketed advanced cell therapy products in the United States. MACI (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults that was approved by the U.S. Food and Drug Administration (FDA) on December 13, 2016. The first implantation of MACI occurred on January 31, 2017. At the end of the second quarter of 2017, we removed Carticel (autologous cultured chondrocytes), an earlier generation ACI product, from the market. We also market Epicel (cultured epidermal autografts), a permanent skin replacement Humanitarian Use Device (HUD) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (TBSA). As of May 6, 2019, we also hold an exclusive license for North American commercial rights to NexoBrid, a registration-stage biological orphan product manufactured by MediWound Ltd. (MediWound) for debridement of severe thermal burns.

Our Strategy

Our objective is to become the leading developer in advanced therapies for the sports medicine and severe burn care markets.

To achieve this objective, we intend to:

•	Increase MACI revenue by increasing the number of surgeons implanting MACI and the average number of implants per surgeon;

•	Increase Epicel revenue by expanding the number of burn centers consistently using Epicel;

•	Lower the marginal manufacturing costs for MACI and Epicel through increased volume;

•	Submit a Biologics License Application (BLA) for NexoBrid to the FDA midyear 2020 and, if approved, commercialize and market NexoBrid for burn patients requiring debridement; and

•	Generate positive operating income by keeping the growth in commercial expense lower than the growth in revenue.

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

Product Portfolio

Our marketed products include two FDA-approved autologous cell therapies: MACI, a third-generation autologous implant for the repair of symptomatic, full-thickness cartilage defects of the knee in adult patients and Epicel, a permanent skin replacement for adult and pediatric patients with deep dermal or full thickness burns greater than or equal to 30% of TBSA. Both products are currently marketed in the U.S. We also own Carticel which is no longer marketed in the U.S. In addition, we have entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. NexoBrid, a topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns, is currently in clinical development in North America. Until 2017, our active product candidate portfolio included ixmyelocel-T, a patient-specific multicellular therapy for the treatment of advanced heart failure due to dilated cardiomyopathy, or DCM. We have no current plans to continue the development of ixmyelocel-T.

MACI

Background of Cartilage Defects

Damage to cartilage in the knee can occur from acute or repetitive trauma from playing sports, exercising, work related physical demands, or performing everyday activities. When damaged, cartilage in the knee does not usually heal on its own. If left untreated, cartilage defects can progress and lead to degenerative joint disease, osteoarthritis and potentially require total knee replacement a poor option for younger and more active patients.

For patients diagnosed with cartilage defects, there are several treatment options, including arthroscopic debridement/chondroplasty, marrow stimulation techniques such as microfracture (a minimally invasive procedure that can be performed arthroscopically), osteochondral autografts for smaller cartilage injuries, osteochondral allografts, and autologous chondrocyte implantation (ACI). Allogeneic tissue-based products are also used to treat cartilage defects. These products, which are subject to human tissue regulation, include DeNovo® NT (Zimmer Biomet), Cartiform® (Arthrex) and Prochondrix® (Allosource). Products subject only to FDA human tissue regulations are not required to obtain a Biologics License prior to being marketed. Products, like MACI, which must meet the requirements for a Biologics License Application before being marketed, are required to demonstrate clinical efficacy equal or superior to a standard of care.

Carticel was the first FDA-approved autologous cartilage repair product for the repair of symptomatic cartilage defects and was indicated for the repair of symptomatic cartilage defects of the femoral condyle (medial, lateral or trochlea) caused by acute or repetitive trauma, in patients who have had an inadequate response to a prior arthroscopic or other surgical repair procedure such as debridement (the removal of damaged or defective cartilage), microfracture (the creation of tiny fractures in the bone to encourage new cartilage), drilling/abrasion arthroplasty, or osteochondral allograft/autograft. Carticel received a Biologics License Application (BLA) approval in 1997 and was marketed in the U.S. until the second quarter of 2017 at which time it was replaced by MACI. MACI was approved on December 13, 2016 by the FDA.

MACI is an autologous cellular scaffold product consisting of autologous cultured chondrocytes seeded onto a resorbable Type I/III porcine-derived collagen membrane. Autologous cultured chondrocytes are human-derived cells which are obtained from a sample of the patient’s own cartilage for the manufacture of MACI. An orthopedic surgeon obtains the sample by taking a cartilage biopsy during an initial arthroscopic procedure. We isolate the patient’s chondrocytes, the cells that produce cartilage, from the biopsy and expand those cells in a manufacturing process compliant with current Good Manufacturing Practices (cGMP). The expanded cells are then uniformly seeded onto a resorbable collagen membrane using a proprietary process prior to shipment. After receipt by the surgeon, MACI is implanted into the cartilage defect(s). A key driver of ACI’s therapeutic advantage relative to other approaches, such as microfracture, is that autologous chondrocytes have the potential to produce the hyaline-like cartilage that is naturally present in the knee, rather than fibrous cartilage that lacks the durability and wear characteristics of hyaline cartilage. Since MACI is comprised of cells uniformly seeded on a collagen membrane, the surgery is simpler than with Carticel since that product was a cell suspension and required a membrane to be sutured in place to confine the cell suspension to the defect area. This allows the implantation of MACI through a smaller incision or mini arthrotomy for focal defects. MACI is simply trimmed to the size of the defect and fixed to the bone with an off-the-shelf surgical fibrin sealant. MACI has expanded the ACI market since MACI shares the efficacy advantages of Carticel while being less invasive, having a shorter procedure time, and eliminating the need for a periosteal harvest and suture fixation of the periosteal patch. In addition, MACI is indicated for a broader range of cartilage defects of the knee, ensures more uniform distribution of the cells in the cartilage defect and is supported by Phase 3 clinical data demonstrating a statistically significant improvement in pain and function scores compared to microfracture.

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

MACI became available in the EU in 2000 and Australia in 2002 prior to promulgation of regulations requiring marketing authorizations for cell therapies in Europe and Australia. MACI received marketing authorization in Europe in June 2013 by meeting the requirements of the Advanced Therapy and Medicinal Product (ATMP) guidelines based on the results of the SUMMIT trial in which MACI was manufactured at, and supplied from, our Cambridge, Massachusetts site. We suspended the marketing of MACI in Europe as of September 2014 primarily due to an unfavorable pricing environment. Lifting of the suspension would have required the registration of a new manufacturing facility in Europe prior to the five year renewal deadline of June 2018, which was not feasible. Consequently, the European manufacturing authorization for MACI expired by its terms at the end of June 2018. Sanofi had discontinued Australian operations and commercialization prior to our purchase of MACI.

Market Opportunity for MACI

According to a 2018 external market study, approximately 750,000 patients undergo cartilage repair procedures of the knee, annually in the United States. Of these, approximately 315,000 patients are consistent with the current MACI label. Based on defect characteristics, doctors that have implanted MACI consider approximately 125,000 of these patients clinically appropriate for MACI. Approximately 60,000 of these eligible patients have larger lesions and are likely to secure insurance authorization for MACI.

Initially, all patients undergo arthroscopy to confirm a cartilage defect. Approximately 80% of these patients have a chondroplasty only, with the balance also undergoing a microfracture procedure during this initial surgery. Approximately 10% of patients undergo a second surgery and receive either an osteochondral allografts or MACI. Although data shows that patients treated with microfracture do experience pain score improvement, generally only patients with Class 1 defects (i.e., the smallest defects) do not experience subsequent deterioration after 18 months following the procedure. Treatment with MACI provides an opportunity to replace the damaged cartilage in larger defects with a durable cartilage tissue.

In the U.S., the physician target audience that repairs cartilage defects is partly comprised of a group of orthopedic surgeons who self-identify and/or have a formal specialty as sports medicine physicians. We believe this target audience is approximately 3,000 physicians. In order to more effectively engage this customer base, we expanded our sales force from 40 to 48 representatives in the second quarter of 2019. In addition to sports medicine physicians, there is a population of approximately 8,000 general orthopedic surgeons who treat cartilage injuries, although typically at a lower average volume relative to the sports medicine segment. In 2020 we plan to implement a further expansion to 76 representatives to enable the sales force to also call on approximately 2,000 of the general orthopedic surgeons.

 In the year ended December 31, 2019, MACI generated net revenues of approximately $91.6 million. The volume of our MACI business has varied significantly by quarter due to several factors including insurance deductible limits and the time of year patients prefer to start rehabilitation. Over the last four years ACI (MACI and Carticel prior to its replacement) sales volumes from the first through the fourth quarter have on average represented 19% (16%-24% range), 23% (21%-25% range), 22% (20%-23% range) and 36% (32%-38% range) respectively, of total annual volumes.

Seasonal sales patterns and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows. We expect to continue to experience this seasonality effect in subsequent years.
Epicel

Epicel (cultured epidermal autografts) is a permanent skin replacement for full thickness burns greater than or equal to 30% of TBSA. The extent of the skin surface that the burn affects is usually referred to as a percent of TBSA. Epicel is currently the only FDA-approved autologous epidermal product available for large total surface area burns in both adult and pediatric patients. Currently, approximately 100 patients are treated with Epicel in the U.S. each year. In the year ended December 31, 2019, Epicel net revenues totaled $26.2 million.

Epicel is produced by isolating and expanding keratinocytes, which are the predominant cell type in the epidermis or outer layer of the skin, and which are originally obtained by taking of a small biopsy of a patient’s healthy skin. Epicel is an important treatment option for patients with severe burns because these patients are generally understood to need a keratinocyte-based epithelium, and because of the severity and extent of their burns, these patients generally have very little healthy skin remaining on their bodies from which to obtain keratinocyte-based epithelium for autografting.

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

On February 18, 2016, the FDA approved our HDE supplement to revise the labeled indications of use for Epicel to specifically include pediatric patients. As a result of the change in the label to include use in pediatric patients, the FDA determined that Epicel met the eligibility criteria to be sold for profit, so long as the number of devices distributed in any calendar year does not exceed the annual distribution number (ADN). The ADN is defined as the number of devices reasonably needed to treat, diagnose or cure a population of 8,000 individuals per year in the United States. The FDA has determined that the ADN for Epicel is 360,400 devices. The holder of the HDE must immediately notify FDA if the number of devices distributed during a calendar year exceeds the ADN. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with large burns treated with Epicel relative to the standard care.

Market Opportunity for Epicel

Each year in the U.S., more than 40,000 people are hospitalized for burns. Approximately 1,500 of these patients are treated for burns covering more than 30% of their TBSA, the labeled indication for Epicel. Currently, the mortality rate for this group is approximately 34%, partially due to the inability to close wounds due to the lack of healthy tissue from which to harvest autografts. Although age can vary, the typical Epicel patient is young and has suffered full thickness burns due to a wide variety of occupational, household or auto accidents. Many of the most severely burned patients are medivac transported to one of the 132 specialized burn centers across the U.S. While the average acute care hospital has less than 3 admissions for burns annually, these specialized burn centers average over 200 admissions per year.

Relative to clinical need, we believe Epicel has been underutilized due to the lack of a consistent promotional effort prior to 2015. Since the acquisition of Epicel we have expanded our sales force from a single representative to ten representatives. We expect Epicel’s utility to continue to grow as commercial and medical efforts are appropriately dedicated to the product and the burn centers that use it to treat patients.

Due to the low incidence and sporadic nature of severe burns, Epicel revenue has inherent variability from quarter to quarter and does not exhibit significant seasonality.  Over the past four years, a single quarter has ranged from as high as 34% to as low as 17% of annual revenue. Seasonal sales patterns and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows.

NexoBrid

Our preapproval stage portfolio includes NexoBrid, a topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns. NexoBrid is currently in clinical development in North America, and a BLA currently is targeted for submission to the FDA midyear 2020. Pursuant to the terms of our license agreement with MediWound, MediWound will continue to conduct clinical activities described in the development plan to support the filing of a BLA with the United States FDA under the supervision of a Central Steering Committee comprised of members of each party.

Ixmyelocel-T

Our preapproval stage portfolio also includes ixmyelocel-T, a unique multicellular therapy derived from an adult patient’s own bone marrow which utilizes our proprietary, highly automated and scalable manufacturing system. This multicellular therapy was developed for the treatment of advanced heart failure due to dilated cardiomyopathy, or DCM.

Ixmyelocel-T has been granted a U.S. Orphan Drug designation by the FDA for the treatment of DCM. We completed enrolling and treating patients in our Phase 2b ixCELL-DCM study in February 2015. On September 29, 2017, the FDA indicated that we would be required to conduct at least one additional Phase 3 clinical study to support a BLA for ixmyelocel-T.  Given the expense required to conduct further development and our focus on growing our existing commercial products, at this time we have no current plans to initiate or fund a Phase 3 trial on our own.

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

Through September 2017 we operated a centralized cell manufacturing facility in Ann Arbor, Michigan. The facility supported the final stage of the open label extension of the ixCELL-DCM clinical trial conducted in the United States and Canada. Upon completion of the trial, the Ann Arbor manufacturing facility was converted to office space since there are no plans to continue development of ixmyelocel-T.

Research & Development

The bulk of our ongoing research and development activities are focused on exploring methods that improve our ability to efficiently manufacture high quality cell therapy products for patients.  We have performed an in-depth analysis of the cell culture processes used in the manufacturing of Epicel and MACI and have identified several areas for their potential improvement.  Therefore, our research and development program is focused on the many facets of process development for all of our products including, but not limited to, tissue procurement and processing, cell culture surface and media modification, and other process efficiencies.

Patents and Proprietary Rights

Our success depends in part on our ability, and the ability of our future licensors, to obtain patent protection for our products and processes.

  As part of the acquisition of the CTRM business from Sanofi, we acquired a multinational intellectual property estate. The intellectual property estate includes patents and patent applications directed to chondrocyte implants and technologies related to the determination of the presence of chondrocytes in the cell cultures used to produce the chondrocyte implants. Although we do not own any patents or patent applications relating to Epicel, many of the processes and techniques are trade secrets and would be difficult to replicate without significant investment and time. We own issued patents directed to methods of determination of the presence of chondrocytes in cell cultures used to produce both MACI and Carticel, which are scheduled to expire October 2029 in the U.S. and in April 2028 abroad. We have one issued patent in the U.S. directed to a device related to MACI that is set to expire in November 2023, and one pending U.S. application and one pending European application as well. As a biologic, MACI is entitled to twelve years of data exclusivity until December 13, 2028, calculated from its date of approval. When these patents and data exclusivity expire, our opportunity to establish or maintain product revenue could be substantially reduced. In the future, we may also rely on certain licenses granted by third parties for certain patent rights, including for future product candidates, such as the license for North American commercial rights to NexoBrid. We will need to comply with the terms of such agreements in order to maintain our rights to such patents.

Our efforts to secure our proprietary rights also includes our reliance on trade secrets and un-patentable know-how, which we seek to protect, in part, by confidentiality agreements. It is our policy to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of Vericel.

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

Sales and Marketing

Both our marketed and development stage products are specialty products with focused physician and institutional call points. The MACI sales organization is comprised of approximately 48 Clinical Account Specialists and we have announced plans to expand the organization to 76 Clinical Account Specialists, the vast majority of whom we anticipate will be employed and in the field by the beginning of the second quarter of 2020.  The current target audience is a concentrated (approximately 5,000) set of sports medicine and general orthopedic surgeons and their staffs.

Most private payers have a medical policy that allows treatment with MACI, and all of the top 30 payers have a formal medical policy for MACI or ACI in general. For those private payers which have not yet approved a medical policy for MACI, for medically appropriate cases, the patient can often obtain approval on a case by case basis.

On July 25, 2018 and August 10, 2018, we entered into amendments to our distribution agreement with Orsini Pharmaceutical Services, Inc. (Orsini). Under the revised agreement, we agreed to eliminate Orsini’s right to serve as our exclusive distributor for MACI. On July 26, 2018, we entered into a Dispensing Agreement (Dispensing Agreement) with AllCare Plus Pharmacy, Inc. (AllCare). Pursuant to the Dispensing Agreement, we appointed AllCare as a non-exclusive specialty pharmacy provider of MACI.

Epicel customers are supported by 10 Burn Therapy and Clinical Support Specialists, as well as dedicated marketing and sales management staff. There are approximately 132 specialized burn centers in the U.S., and a subset of these institutions regularly treat patients suffering from large TBSA burns. As a result, reaching target centers is feasible with a relatively small number of Burn Therapy Specialists.

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

Some human cell or tissue products that are intended for implantation, transplantation, infusion, or transfer into a human recipient are regulated solely as human cell, tissue, and cellular and tissue-based products (HCT/Ps) and do not require the FDA’s premarket review. If these cell or tissue products do not meet the FDA’s requirements for regulation solely as an HCT/P, they require FDA premarket review and marketing authorization.  The types of marketing authorizations required for non HCT/P cell therapy products have evolved since cell therapy products were initially introduced. Epicel was approved by the Center for Devices and Radiological Health, as an HDE medical device in 2007 but now is regulated by CBER under the same medical device regulations.  MACI, approved in 2016, is regulated by CBER as a combination cell therapy/device product and required an approved BLA to be marketed in the U.S. NexoBrid, a product licensed in North America from MediWound, is currently in clinical development in North America. In the U.S., NexoBrid is regulated as a botanical protein biologic and requires an approved BLA to be marketed in the U.S. Commercial production of these products needs to occur in FDA-registered facilities in compliance with cGMP requirements for biologics.

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

Product Approval

In order to obtain FDA license, or approval of, a new biological product, sponsors must submit proof of safety, purity and potency, or effectiveness. In most cases, such proof entails extensive nonclinical, also known as preclinical studies in animal models and well-controlled clinical trials in human subjects. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive, may take several years to complete and could have an uncertain outcome. The FDA regulatory review and approval process is complex and can result in requests for additional data, increased development cost, time to market delays, or preclude us from bringing to market new products. The FDA may also require post-marketing studies and risk evaluation and mitigation strategies (REMS) as condition to approval. These requirements will add to the cost of regulatory compliance and the cost to sell our products, due to complex distribution and restricted commercial operations. Product approvals may be withdrawn if compliance with applicable regulations is not maintained or if safety issues are identified during routine safety monitoring following commercialization. For patented technologies, product development and the regulatory review/approval process can materially reduce the period during which we will have the exclusive right to exploit such technologies. Regulatory exclusivity may offer some additional protection. As a biologic, MACI is entitled to twelve years of data exclusivity from its date of approval. As an orphan biologic, NexoBrid may be entitled upon approval to twelve years of data exclusivity and 7 years of market exclusivity from its date of approval.

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

MACI, Nexobrid, Carticel and ixmyelocel-T are regulated by the FDA as biologics. For products that are regulated as biologics, the FDA requires: (i) nonclinical animal testing to establish a safety profile and/or a starting dose for initiation of clinical trials in humans; (ii) submission to the FDA of an IND application, which must become effective prior to the initiation of human clinical trials; (iii) adequate and well-controlled clinical trials to demonstrate the safety, purity and potency, or effectiveness, of the product for its intended use; (iv) submission to the FDA of a BLA; and (v) review and approval of the BLA as well as pre-approval inspections of the manufacturing facility by the FDA.

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
Accelerated Approval for Regenerative Advanced Therapies
As part of the 21st Century Cures Act, Congress recently amended the FFDCA to create an accelerated approval pathway for regenerative advanced therapies, which include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Regenerative advanced therapies do not include those human cells, tissues, and cellular and tissue-based products regulated solely under section 361 of the Public Health Service Act and 21 CFR Part 1271. The new program is intended to facilitate efficient development and expedite review of regenerative advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A sponsor may request that the FDA designate a drug as a regenerative advanced therapy concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A new drug application or BLA for a regenerative advanced therapy may be eligible for priority review or accelerated approval through surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Therapies with a Regenerative Medicine Advanced Therapy (RMAT) designation will be eligible for accelerated approval through, as appropriate:
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
Another benefit of RMAT designation is that it creates the option to meet post-approval requirements beyond the standard, controlled clinical trial. Post-approval requirements can be met through:

•	Clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records;

•	The collection of larger confirmatory data sets; or

•	Post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

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

The main competing treatments for MACI in the U.S. are microfracture and osteochondral allograft. Microfracture, a minimally invasive procedure that can be performed during the initial arthroscopic procedure, involves creating small fractures in the underlying bone allowing bone marrow to enter the defect. This treatment eventually forms a weaker form of cartilage which can offer shorter term relief but is at high risk of breaking down in larger defects. Short term results are generally considered good in smaller cartilage defects. This treatment is sometimes augmented with allograft derived products such as Cartiform® marketed by Arthrex and Prochondrix® marketed by Allosource. Other competitive treatments in the U.S. include a juvenile donor-derived allograft product DeNovo® NT marketed by Zimmer Holdings Inc. (Zimmer Biomet). The osteochondral allograft procedure involves the transplant of a bone and cartilage graft from a deceased donor. The donor tissue is distributed by multiple companies. There are multiple other cartilage repair technologies currently being studied in the clinic. Hyalofast® is a biodegradable hyaluronic acid-based scaffold used in conjunction with autologous concentrated bone marrow aspirate being developed by Anika Therapeutics, Inc. It is currently being studied in a Phase 3 trial that was initiated in 2015. Agili-C® is a non-cellular biphasic implant derived from aragonite coral which is implanted into the subchondral bone and is being developed by CartiHeal, Inc. It is currently being studied in a Phase 3 trial that initiated in 2018.

MACI is the only FDA-approved ACI product on the market in the United States. We are aware of one other ACI product in development in the United States for the treatment of articular cartilage defects of the knee. In 2014, Aesculap Biologics, LLC initiated a Phase 3 trial of NOVOCART® 3D, a biologic-device combination product comprised of autologous chondrocytes seeded on a collagen scaffold. The trial is still enrolling patients.

Patients suffering catastrophic burns over a significant portion of TBSA have few options for permanent skin coverage. When undamaged skin is available, a procedure known as meshed split-thickness auto-grafting can be considered. However, this option becomes less viable as the percentage of TBSA burn increases. Epicel is a potentially lifesaving therapy and represents the only FDA-approved option for patients with TBSA burns greater than 30%. In September 2018, the FDA approved Avita Medical’s RECELL® System in for use in partial thickness burns and in full thickness burns in conjunction with meshed split-thickness auto-graft. The RECELL system is a device which enables the on-site preparation of an autologous epithelial cell suspension. One RECELL kit can treat an approximately 10% TBSA wound, and, unlike Epicel, the safety and effectiveness of RECELL has not been established in combination with autografting in patients with wounds totaling greater than 50% TBSA or in pediatric patients younger than 18 years of age.

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

Employees

As of December 31, 2019, we employed approximately 241 full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Executive Officers

The following table presents our executive officers and key employees and their respective ages and positions as of December 31, 2019:

Name	Position	Age	Executive Officer Since
Dominick C. Colangelo	President and Chief Executive Officer	54	2013
Gerard Michel	Chief Financial Officer & Vice President of Corporate Development	56	2014
Michael Halpin	Chief Operating Officer	58	2019

Dominick C. Colangelo — Mr. Colangelo joined Vericel Corporation in 2013 with more than 20 years of executive management and corporate development experience in the biopharmaceutical industry, including nearly a decade with Eli Lilly and Company.  During his career, he has held a variety of executive positions of increasing responsibility in product development, pharmaceutical operations, sales and marketing, and corporate development. He has extensive experience in the acquisition, development and commercialization of products across a variety of therapeutic areas. During his tenure at Eli Lilly and Company, Mr. Colangelo held positions as Director of Strategy and Business Development for Lilly’s Diabetes Product Group and also served as a founding Managing Director of Lilly Ventures. Mr. Colangelo received his B.S.B.A. in Accounting, Magna Cum Laude, from the State University of New York at Buffalo and a J.D. degree, with Honors, from the Duke University School of Law.

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

Michael Halpin — Mr. Halpin joined Vericel in April of 2017 with over 28 years of regulatory, quality assurance, and clinical research experience with a variety of medical device, combination product, small molecule, biologic, and advanced therapy technologies. Prior to joining Vericel, Mr. Halpin was with Sanofi and Genzyme Corporation; most recently as vice president, North American region regulatory head with responsibility for Sanofi Genzyme’s rare disease, immuno-inflammatory, multiple sclerosis and other business unit products. Mr. Halpin has also served as vice president, regulatory affairs for Genzyme’s biosurgery division, with regulatory oversight of all biosurgery and cell and gene therapy products, including Carticel®, Epicel®, and MACI®. Prior to Genzyme, Mr. Halpin held a number of regulatory, quality, and clinical affairs positions at several medical device companies, including Abbott/MediSense, C.R. Bard, and Abiomed. Mr. Halpin received his master’s degree in biomedical engineering and bachelor’s degree in biochemistry from the University of Virginia.

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

We presently conduct all of our commercial manufacturing operations in the U.S., at one facility located in Cambridge, Massachusetts.  As a result, all of the commercial manufacturing of our marketed products, MACI and Epicel, for the U.S. market takes place at a single U.S. facility.  If regulatory, manufacturing or other problems require us to discontinue production at the Cambridge facility, we will not be able to supply our products to our patients, which would adversely impact our business.  If this facility, or the equipment in it, is significantly damaged or destroyed by fire, flood, power loss or similar event, we will not be able to quickly or inexpensively replace our manufacturing capacity, and we may not be able to replace our facility at all. In the event of a temporary or protracted loss of the facility or critical equipment, we might not be able to transfer manufacturing to a third party.  Even if we could transfer manufacturing from one facility to a third party, the shift would likely be expensive and time-consuming, particularly since an alternative facility would need to comply with applicable regulatory and quality standard requirements whereby validation and FDA approval would be required before any products manufactured at that facility could be made commercially available.

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

Many of our suppliers are sole or single source suppliers. We do not have long term supply agreements with many of our third‑party sole or single source suppliers of certain components and other materials used in our cell manufacturing process to manufacture our marketed cell therapy products. We purchase our required supply on a purchase order basis, and at any time the third-party suppliers could stop supplying our orders. FDA approval of a new supplier may be required if these materials become unavailable from our current suppliers. Although there may be other suppliers that have equivalent materials that would be available to us, FDA approval of any alternate suppliers, if required, could take several months or a year or more to obtain, if we could obtain such approval at all. Any delay, interruption or cessation of production by our third party suppliers of important materials, or any delay in qualifying new materials, if necessary, would prevent or delay our ability to manufacture products. In addition, a supplier’s variation in a raw material or testing, either unknown to us or incompatible with our manufacturing process, or any other problem with our materials, testing or components, would prevent or delay our ability to manufacture products. These delays may limit our ability to meet demand for our products, which would have a material adverse impact on our business, results of operations and financial condition.

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
We have a limited network of specialty pharmacy distributors for MACI, and we primarily rely on our specialty pharmacy distributors’ contracts with third party payers for reimbursement. Under our distribution agreements with Orsini Pharmaceutical Services, Inc. (Orsini) and AllCare Plus Pharmacy, Inc. (AllCare), we assume the credit and collection risk of third party payers, as Orsini and AllCare dispense MACI and perform the collection activities. We sell Epicel directly to hospitals based on contracted rates stated in an approved contract or an applicable purchase order with the hospital.
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

Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Increasingly, third-party payers have attempted to control costs by challenging the prices charged for medical products. Therefore, we cannot be certain that the procedures performed with our products will be reimbursed at a cost-effective level. Nor can we be certain that third-party payers using a methodology that sets amounts based on the type of procedure performed, such as those utilized in many privately managed care systems and by Medicare, will view the cost of our products as justified so as to incorporate such costs into the overall cost of the procedure. Moreover, we are unable to predict what changes will be made to the reimbursement methodologies used by third-party payers in the future. As a result of the continuing evaluation and assessment of these expected payments, our estimates for expected payments could change. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, the level of such reimbursement. Reimbursement may impact the demand for, or the price of, any product or product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product or product candidate for which we obtain marketing approval.
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

Historically, we have had significant seasonal patterns in product orders with the highest volume occurring in the fourth quarter and the lowest volume occurring in the first quarter. As a result, a significantly higher percentage of our annual revenues have historically been recognized in the fourth quarter and the lowest percentage of annual revenues in the first quarter of a given calendar year. This is due to a number of factors, including insurance deductible limits and the time of year during which patients prefer to start rehabilitation. We expect to continue to experience this seasonality of our business in subsequent years.

Our quarterly growth in revenues also may not align with new orders that we receive in a given quarter, which could mask the impact of seasonal variations. This mismatch can be due to the timing of revenue recognition.
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
There can be no assurance that we will be able to manage our future growth efficiently or profitably. Our business remains unproven at a large-scale operational level and actual revenue and operating margins, or revenue and margin growth, may be less than expected. If we are unable to scale our production capabilities efficiently or maintain pricing without significant discounting, we may fail to achieve expected operating margins, which would have a material and adverse effect on our operating results. Growth may also stress our ability to adequately manage our operations, quality of products, safety and regulatory compliance. If growth significantly decreases it will negatively impact our cash reserves, and we may be required to obtain additional financing, which may increase indebtedness or result in dilution to shareholders. Further, there can be no assurance that we would be able to obtain additional financing on acceptable terms if at all.
If we do not manage inventory in an effective and efficient manner, it could adversely affect our results of operations.
Many factors affect the efficient use and planning of inventory of certain components and other materials used in our cell manufacturing process to manufacture our marketed products, such as effectiveness of predicting demand, effectiveness of preparing manufacturing to meet demand, efficiently meeting product demand requirements and expiration of materials in inventory. We may be unable to manage our inventory efficiently, keep inventory within expected budget goals, keep inventory on hand or manage it efficiently, control expired inventory or keep sufficient inventory of materials to meet product demand due to our dependence on third party suppliers. Finally, we cannot provide assurances that we can keep inventory costs within our target levels. Failure to do so may harm our long-term growth prospects.
We have incurred losses, and may not achieve consistent profitability for some time or at all.

We have incurred net losses each year since our inception in 1989, including net losses of $9.7 million and $8.1 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had accumulated a deficit of approximately $378.7 million and had $79.1 million of cash, cash equivalents and investments. Based on our current plan and existing cash, cash equivalents and investments on hand we are positioned to sustain current operations through at least 12 months following the issuance of these financial statements.

Although we believe we will achieve profitability without the need to raise additional capital, we may continue to incur significant operating losses over the next several years despite sales increasing and margins improving, due to continuing expenses related to research and development, and the expense associated with continuing the commercialization of our approved products. We cannot predict with any certainty the existence or amount of future losses. Our ability to maintain profitability will depend on, among other things, increasing sales of our current products, improving gross margins, successfully commercializing new products, completing the development of our future product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components and the possible acquisition and development of complementary products.  Therefore, we may not be able to achieve or sustain profitability.

In the longer term, we may need to raise additional funds in order to continue to complete product development programs and the clinical trials needed to obtain approval for and commercialize our future product candidates, or to capitalize on potential strategic opportunities. We cannot be certain that actual results will not differ materially from our current projections and that current capital will be sufficient to achieve profitability nor that funding will be available on favorable terms, if at all. Some of the factors that will impact our ability to raise additional capital and our overall success include:

•	The ability to maintain our manufacturing facility’s compliance with FDA requirements, including establishment and product fees;

•	The requirements necessary to maintain in good standing marketing authorizations and licenses from regulatory bodies in the United States and other countries;

•	The liquidity and market volatility of our equity securities;

•	Regulatory and manufacturing requirements and uncertainties;

•	Anticipating technological developments by competitors;

•	The rate and degree of progress of our product development; and

•	The rate and cadence of the regulatory approvals needed to proceed with clinical development programs.

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

We may try to access the public or private equity markets if conditions are favorable to complete a financing, even if we do not have an immediate need for additional capital at that time, or whenever we require additional operating capital.  In addition, we may seek collaborative relationships, incur debt and access other available funding sources.  This additional funding may not be available to us on reasonable terms, or at all.  Some of the factors that will impact our ability to raise additional capital and our overall success include:

•	Our ability to further commercialize our products;

•	The rate and degree of progress of our product development;

•	The rate of regulatory approval to proceed with clinical developmental programs;

•	The level of success achieved in clinical trials;

•	The requirements necessary for marketing authorization from regulatory bodies in the United States and other countries;

•	The liquidity and market volatility of our equity securities; and

•	Regulatory and manufacturing requirements and uncertainties, and technological developments by competitors.

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

We must maintain our foreign regulatory approvals in compliance with regulatory requirements and applicable local regulations to allow for commercialization outside the U.S. Regulatory requirements outside the U.S. often require additional studies and data to obtain registration and, as a result, approval timelines can also be longer than those in the U.S.

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

FDA regulations establish the regulatory requirements for drugs, devices and biological products. Our cell therapy products are regulated as devices or biologics under current regulations. Biologics require BLA approval in the U.S. prior to being marketed. The regulations and guidance that govern the approval of biological products for marketing in the U.S. are subject to review and change by the FDA, and such potential changes could have an adverse impact on our ability to continue to market our products and bring new products to the market.

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
The degree of market acceptance of any of our marketed or potential new products will depend on a number of factors, including:

•	The clinical safety and effectiveness of our products and their demonstrated advantage over alternative treatment methods;

•	Our ability to demonstrate to healthcare providers that our products provide a therapeutic advancement over standard of care treatment or other competitive products and methods;

•
Our ability to educate healthcare providers on the autologous use of human tissue, to avoid potential confusion with, and differentiate ourselves from, the ethical controversies associated with human fetal tissue and engineered human tissue;

•	Our ability to educate healthcare providers, patients and payers on the safety and adverse reactions involving our products;

•	Our ability to meet supply and demand and develop a group of medical professionals familiar with and committed to the use of our products; and

•	The cost-effectiveness of our products and the reimbursement policies of government and third-party payers.

If the medical community or patients do not accept the safety and effectiveness of our products, it could negatively affect our sale of those products, which would have a material adverse impact on our business, financial condition and operations.

A cyber security incident could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection and privacy laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We collect and store sensitive information, including intellectual property and personally identifiable information, on our networks. The secure maintenance of this information is critical to our business operations. We have implemented multiple layers of security measures to protect this confidential data through technology, processes, and our people. We utilize current security technologies, and our defenses are monitored and routinely reviewed by internal and external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities, and advanced new attacks against information systems create risk of cyber security incidents. There can be no assurance that we will not be subject to cyber security incidents that evade our security measures, result in the loss of personal health information or other data subject to privacy laws or disrupt our information systems and business. As a result, cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our information systems from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cyber security vulnerabilities. The occurrence of any of these events could result in interruptions, delays, the loss, access, misappropriation, disclosure or corruption of data, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to federal and state governmental inquiries, any of which could have a material adverse effect on our financial position and results of operations and harm our business reputation.
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
We rely on complex information technology (IT) systems for various critical purposes, including timely delivery of products and maintaining patient confidentiality.
We have developed a comprehensive, integrated information technology (IT) system for the intake of physician orders for our products, to track product delivery, and to store patient-related data that we obtain for purposes of manufacturing MACI and Epicel. We rely on this system to maintain the chain of identity for each autologous product, and to ensure timely delivery of product, prior to expiration. Each of our products has a limited usable life measured in days from the completion of the manufacturing process to patient implant or grafting. Accordingly, maintaining accurate scheduling logistics is critical. In addition, this IT system stores and protects the privacy of certain patient information, which is required for the manufacture of our individualized cell therapy products. If our systems were to fail or be disrupted for an extended period of time, we could lose product sales and our revenue and reputation would suffer. Similarly, in the event our systems were to be breached by an unauthorized third party, that party could potentially access the aforementioned patient information, which could cause us to suffer further reputational damage and loss of customer confidence. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.
Our inability to complete our product development activities successfully would materially limit our ability to operate or finance our operations.

In order to obtain regulatory approvals necessary to commercialize future product candidates in the United States, we must conduct adequate and well-controlled clinical trials to demonstrate the safety and effectiveness of those products, in compliance with current regulatory requirements. We may not be able to successfully complete the development of future product candidates, or successfully market our technologies or future product candidates. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technologies and future product candidates. Our research and development programs may not be successful, and our cell therapy technologies and future product candidates may not facilitate the production of cells outside the human body with the expected results. Additionally, our technologies and future product candidates may not prove to be safe and effective in clinical trials, and we may not obtain the requisite regulatory approvals for our product candidates. If any of these events occur, our future prospects may be adversely impacted.

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

The FDA, the IRBs, and the sponsor monitor the progress of clinical trials and they may suspend or terminate a clinical trial at any time because of concerns related to patient safety or for other considerations. The FDA may impose a clinical hold on our trials because of safety concerns that have arisen for products or product candidates that are similar to our product candidates. Even when successful clinical results are reported for a product from a completed clinical trial, the durability of response may not be sustained over time, or may not be sufficient to support regulatory approval.

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

Our research and development and manufacturing processes involve the use of hazardous materials. We are subject to federal, state, local and foreign environmental requirements, including regulations governing the use, manufacture, handling, storage and disposal of hazardous materials, discharge to air and water, the cleanup of contamination and occupational health and safety matters. We cannot eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur liability as a result of any contamination or injury. Under some environmental laws and regulations, we could also be held responsible for costs relating to any contamination at our past or present facilities and at third party waste disposal sites where we have sent wastes.  These could include costs relating to contamination that did not result from any violation of law, and in some circumstances, contamination that we did not cause. We may incur significant expenses in the future relating to any failure to comply with environmental laws.  Any such future expenses or liability could have a significant negative impact on our financial condition.  The enactment of stricter laws or regulations, the stricter interpretation of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at our own or at a third party site may require us to make additional expenditures, which could be material.

In order to obtain marketing authorization of any of our current or future therapy product candidates in the United States, the FDA requires us to submit a BLA or marketing application, which is subject to the agency’s detailed review.

Cell therapy and other products require FDA review under an appropriate marketing application prior to commercialization. Future cell and other biologic therapy candidates would be subject to FDA’s biological product requirements and would require submission of a BLA. The BLA is a request for permission to introduce, or deliver for introduction, a biologic product into interstate commerce in the U.S. and, once submitted, undergoes a detailed and rigorous review by the FDA. The review process includes, among other requirements, pre-approval inspections of the manufacturing facility. Additionally, approval may rely on post-market commitments. These commitments may include costly activities, such as additional clinical trials, and a failure to meet these commitments can result in negative actions by the FDA, including the withdrawal of the product from the market.

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

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities.  Overall, there appears to be a trend toward more stringent regulation worldwide, and we do not anticipate that this trend will dissipate in the near future.

In general, the development, testing, labeling, manufacturing and marketing of our products are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. The regulatory process requires the expenditure of significant time, effort and expense to bring new products to market.  For example, the FDA approved Epicel as a HUD pursuant to an HDE application. A HUD is a medical device intended to benefit patients in the treatment or diagnosis of a disease or condition that affects not more than 8,000 individuals in the United States per year.  Once a HUD receives a HDE from the FDA, the product may be marketed and sold in the U.S.  However, IRB approval is required before a HUD can be used at a facility, with the exception of emergency use. The HDE holder is responsible for ensuring that the product is administered only in facilities having an IRB that is constituted and which acts in accordance with the agency’s regulation governing IRBs, including the requirement of continuing review of the use of the device.  HUDs are also subject to additional FDA requirements, such as adverse event reporting and the submission of updated information on a periodic basis to demonstrate that the HUD designation is still valid. Failure to meet FDA requirements pertaining to a HUD could result in the suspension or revocation of the HDE.

If the HDE for Epicel is suspended or revoked, marketing approval for the product would require the submission and approval of a premarket approval application (PMA) in order for Epicel to be commercially available. The PMA process is costly, lengthy and uncertain. A PMA must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. If the HDE approval for Epicel was withdrawn, and we were unable to obtain premarket approval through the PMA process, we would be unable to market Epicel for sale in the U.S.

We are also required to implement and maintain stringent reporting, labeling and record keeping procedures for our products, both in the United States, and abroad. Specifically, in the United States, both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. Compliance with the FDA’s requirements, including the FDA’s cGMP recordkeeping regulations, labeling and promotional requirements and adverse event reporting regulations, is subject to continual review and is monitored rigorously through periodic inspections by the FDA and through submission of annual reports. Our failure to comply with federal, state and foreign governmental regulations could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most extreme cases, criminal sanctions or the closure of our manufacturing facility are possible.

In addition, the pharmaceutical, biologic and medical device industries also are subject to many complex laws and regulations governing Medicare and Medicaid reimbursement, and which target healthcare fraud and abuse. Many of these laws and regulations are subject to interpretation.  In many instances, manufacturers and the life science industry do not have the benefit of significant regulatory or judicial interpretation of these laws and regulations.  In certain public statements, governmental authorities have taken positions on issues for which little official interpretation was previously available.  Some of these positions appear to be inconsistent with common practices within the industry but have not previously been challenged.

Various federal and state agencies have become increasingly active in recent years in their investigation and prosecution of various business practices, such as through the enforcement of the federal Anti-kickback Statute, the federal False Claims Act and the federal Food, Drug & Cosmetic Act.  Governmental and regulatory actions against us could result in various consequences that could adversely impact our operations, including:

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

•	Other civil or criminal prosecution or sanctions against us or our officers, directors and employees, such as fines, penalties or imprisonment.

Any of these consequences, in combination or alone, or even a public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In the United States, if the FDA were to conclude that we are not in compliance with applicable laws or regulations or that any of our products are ineffective or pose an unreasonable health risk, the FDA could ban such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of payment of certain products, refuse to grant pending applications, refuse to provide certificates to foreign governments for exports, and/or require us to notify healthcare professionals and others that the products present unreasonable risks of substantial harm to the public health.  The FDA may also impose operating restrictions on a companywide basis, enjoin and restrain certain violations of applicable law pertaining to our products and assess civil or criminal penalties against our officers, employees or us.  The FDA may also recommend further investigation and prosecution to the United States Department of Justice (DOJ).  Adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products.

In many of the foreign countries in which our products may be marketed in the future, we will be subject to regulations affecting, among other things, clinical efficacy, product standards, packaging requirements, labeling requirements, import/export restrictions, tariff regulations, duties and tax requirements.  Many of the regulations applicable to our products in these countries, such as the Medicinal Products Directive and the ATMP guidelines governing products in the EU, are similar to those imposed by the FDA.  In addition, in many countries the national health or social security organizations of those nations may require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility.  Failure to receive or delays in the receipt of relevant foreign qualifications could also be detrimental to our future growth.

As both U.S. and foreign government regulators have become increasingly stringent, we may be subject to more rigorous regulation by governmental authorities in the future. Our products and our operations are also often subject to the rules of industrial standards bodies, such as the International Standards Organization (ISO). If we fail to adequately address any of these regulations, our business will be harmed.

Changes to our products or future product candidates may require regulatory approvals.

Changes or modifications in the manufacturing process of any of our products may require the submission of supplements to our BLAs, HDE application, and Investigational New Drug applications (INDs). These supplements require the generation of data to support the change, and the review and approval by the FDA to obtain authorization for the change in the commercial product or in the investigational biological product before they can be implemented. Obtaining regulatory approvals for these changes may require the conduct of new studies and the purchase of new equipment to justify the change. This can be costly and time consuming. Regulatory delays can adversely impact our ability to improve our products and to introduce new products in a timely manner, which can be detrimental to our future growth.

If we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

The manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for each of our products is subject to continued regulatory reporting and periodic inspections by the FDA, as well as other domestic and foreign regulatory agencies.  In particular, we and our suppliers are required to comply with cGMP and GTP regulations for the manufacture of our products and other regulations which include methods and documentation of production controls, labeling, packaging, storage and shipment of any product, to name a few.  Regulatory agencies such as the FDA enforce the cGMP, GTP and other regulations through periodic inspections and reporting. For example, the holder of an approved BLA or HDE is obligated to monitor and report adverse events and product failures, including critical deviations and lack of efficacy. A BLA or HDE device holder must maintain regulatory compliance for all aspects of the applicable regulations or the holder can be subject to regulatory action, including the recall or withdrawal of the product from the market.

Product manufacturers are subject to payment of annual prescription drug product program user fees and their facilities are subject to periodic inspections by the FDA and other regulatory agencies for compliance with cGMP and other applicable regulations.  If at any time we or a regulatory agency discovers a previously unknown safety concern with a product, such as a serious adverse event of unanticipated severity or frequency that cannot be adequately managed and changes the risk-benefit profile of the product, or there are problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including suspension of manufacturing, recall or the withdrawal of the product from the market.

Furthermore, advertising and promotional materials, including educational and website material, must comply with the FDA’s promotional and advertising regulations in addition to other potentially applicable federal and state laws, and such materials for biologics are subject to submission and review by the Center for Biologics Evaluation and Research.

 The failure by us or one of our suppliers to comply with applicable legal statutes and regulations administered by the FDA and other regulatory agencies, or the failure to timely and adequately respond to any adverse inspectional or review observations, or product safety issues, could result in, among other things, any of the following enforcement actions:

•	Untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	Unanticipated expenditures to address or defend such actions;

•	Client notifications for repair, replacement, or refund of a product;

•	Recall, detention or seizure of our products;

•	Operating restrictions or partial suspension or total shutdown of production;

•	Denial, refusal or delay of our requests for approval of new products or proposed changes to existing products;

•	Implementation of operating restrictions;

•	Withdrawal of product approvals that have already been granted;

•	Refusal to approve a pending marketing application, such as a BLA or supplements to a BLA submitted by us;

•	Refusal to grant export approval for our products; or

•	Criminal prosecution.

If any of these actions were to occur it would harm our reputation and cause our product sales and profitability to suffer, preventing us from generating revenue. Furthermore, our key suppliers may have compliance issues, which could impact our ability to manufacture our products on a timely basis and in the required quantities.

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
The ability of the FDA to review and approve regulatory submissions and new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel, and statutory, regulatory, and policy changes. The average time to review and approve regulatory submissions at the agency has fluctuated in recent years as a result of some of these factors. In addition, government funding of the SEC and other government agencies on which our operations may depend, including those that fund research and development activities, is subject to the political process, which is inherently unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, several times in recent years, including most recently from December 22, 2018 to January 25, 2019, the U.S. government has shut down. As a result, certain regulatory agencies, including the FDA, have had to furlough essential employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

If the FDA determines that we have marketed or promoted our products for one or more off-label uses, we may be subject to civil or criminal penalties.

Although federal law and the FDA do not restrict practicing healthcare professionals from, in the practice of medicine, prescribing and using our products to treat patients with conditions that the physician believes our products are clinically appropriate for, under the FFDCA and other laws, we are prohibited from promoting our products for uses that are inconsistent with the uses that have been approved by the FDA - also known as “off-label” uses. This means, for example, that we may not make claims about the use of any of our marketed products, including MACI or Epicel, which are outside of their approved labeling and indications. Consequently, our sales representatives may not proactively discuss or provide information to healthcare professionals on such off-label uses. Should the FDA determine that our activities constitute off-label promotion, the FDA could bring an action to prevent us from distributing MACI or Epicel for the off-label use and could impose fines and penalties on us and our executives. In addition, failure to follow FDA rules and guidelines relating to promotion and advertising can result in, among other things, the FDA’s refusal to approve a product, the suspension or withdrawal of an approved product from the market, product recalls, fines, disgorgement of money, operating restrictions, injunctions and/or criminal prosecutions.

If the Office of Inspector General within the Department of Health and Human Services, the DOJ, or another federal or state agency determines that we have promoted the off-label use of our products, we may be subject to various penalties, including civil or criminal penalties, and the off-label use of our products may result in injuries that lead to product liability lawsuits, which could be costly to our business.

In addition to FDA restrictions concerning the manner in which we market our products, several other state and federal healthcare laws have been applied by the DOJ and state attorneys general to restrict certain marketing practices in the biopharmaceutical and medical technology industries. While physicians may prescribe products for off-label uses and indications, if other federal or state regulatory authorities determine that we have engaged in off-label promotion through remuneration, kickbacks or other monetary benefits to prescribers, we may be subject to civil or criminal penalties and could be prohibited from participating in government healthcare programs such as Medicaid and Medicare. In addition, government agencies or departments could conclude that we have engaged in off-label promotion and, potentially, caused the submission of false claims. Even if we are successful in resolving such matters without incurring penalties, responding to investigations or prosecutions will likely result in substantial costs and could significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition and our ability to finance our operations. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims being pursued against the Company. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

The use of our products and future product candidates may expose us to product liability claims, and we may not be able to obtain adequate insurance. As a result, such claims could affect our earnings and financial condition.

We face an inherent business risk of exposure to product liability claims in the event that the manufacture and/or use of our products during clinical trials, or after commercialization, results in adverse events.  Moreover, we derive the raw materials for our products from patients serving as their own donors, the production process is complex, and the handling requirements are specific. All of these factors increase the likelihood of quality failures and subsequent product liability claims. Although we are not currently subject to any product liability proceedings and we have no reserves for product liability disbursements, we may incur material liabilities relating to product liability claims in the future, including product liability claims arising out of the usage of our products. Additionally, we may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage or at all. If we are unable to obtain insurance, or if claims against us substantially exceed our coverage, then our business could be adversely impacted.  Excessive insurance costs or uninsured claims would increase our operating loss and adversely affect our financial condition.  Whether or not we are ultimately successful in any product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources and could result in, among other things:

•	Significant awards against us;

•	Substantial litigation costs;

•	Recall of the product;

•	Injury to our reputation;

•	Withdrawal of clinical trial participants; or

•	Adverse regulatory action.

Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

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

The future of the Affordable Care Act and its impact on the pharmaceutical industry and the healthcare system remains uncertain. Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed repeal legislation, the Tax Reform Act includes a provision repealing, effective January 1, 2019, the tax-

based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” As a result of the individual mandate repeal, subsequent litigation challenged the validity of the ACA. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Tissue based products are regulated differently in different countries. Many foreign jurisdictions have a different, and potentially more difficult, regulatory pathway for human tissue-based products, which may prohibit the distribution of these products until the applicable regulatory agencies grant marketing approval, or licensure. The process of obtaining regulatory approval is lengthy, expensive and uncertain, and we may never seek such approvals, or if we do, we may never gain those approvals. Furthermore, any adverse events in our clinical trials could negatively impact our products and product candidates.

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

In June 2016, the United Kingdom (“UK”) held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit” and on January 31, 2020 the UK formally withdrew from the EU. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. This referendum has created political and economic uncertainty, particularly in the UK and the EU, and this uncertainty may persist for years. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the UK and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The UK’s withdrawal from the EU could also result in similar referendums or votes in other European countries in which we do business. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the UK from the EU will have and how such withdrawal will affect us. Any new regulations could add time and expense to the conduct of our business, as well as the process by which we receive certain materials from vendors in the UK. In addition, the withdrawal of the UK from the EU have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.
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
We have entered into a licensing arrangement with MediWound Ltd. for the development of NexoBrid in North America. However, there can be no assurance that this agreement and our and MediWound’s efforts pursuant to it will result in FDA approval of NexoBrid, or that we will be able to market NexoBrid at a profit. Under the terms of the License Agreement, MediWound will continue to conduct all development activities under the supervision of a Central Steering Committee comprised of members of each party until the BLA is approved and subsequently transferred to Vericel. Collaboration and licensing arrangements pose the following risks:

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

NexoBrid may not be approved for treatment of severe burns in the United States and other North American markets.

Our continued growth partially depends on our and MediWound’s ability to develop and obtain regulatory approval from the FDA for NexoBrid for treatment of severe burns in the United States. MediWound recently announced top-line results from the Phase 3 pivotal study to support a BLA submission to the FDA, according to which the study has met its primary and all secondary endpoints. MediWound is conducting twelve and twenty-four month safety follow-ups for cosmesis, function, quality of life and other safety measurements. Data from MediWound’s twelve-month follow-up has been compiled and is being evaluated, while it’s twenty-four month follow-up is ongoing. While this and previous studies have met their primary endpoints, we cannot predict the outcome of the planned safety follow-ups, whether the FDA will accept a BLA submission based on the available preclinical and clinical data, how long the FDA may take to review and approve NexoBrid following the BLA submission or whether any such approval in the United States will ultimately be granted. Similarly, we cannot predict how long regulatory authorities in Mexico or Canada will take to provide NexoBrid with marketing authorization in their jurisdictions or whether such authorizations will be granted at all. The failure to receive regulatory approval in the United States would have a material adverse impact on our business prospects.

There is no guarantee that NexoBrid will be accepted in the market even if regulatory approval is received.

The success of NexoBrid, if and when approved, depends upon the acceptance of NexoBrid by patients, the medical community and third-party payers, effectively competing with other products, a continued acceptable safety profile following approval and qualifying for, maintaining, enforcing and defending related intellectual property rights and claims. Even if we and MediWound successfully obtain regulatory approvals to market NexoBrid, our revenues will be dependent, in part, upon the size of the markets for which we gain regulatory approval. If the markets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

Our licensor MediWound is dependent on a contract with the U.S. Biomedical Advanced Research and Development Authority to fund the Phase 3 clinical trial and other development activities of NexoBrid in the United States.

MediWound has a contract with BARDA valued at up to $132 million for the advancement of the development and manufacturing, as well as the procurement, of NexoBrid in the United States. Under the contract, BARDA has agreed to fund up to $56 million of the development costs of NexoBrid required to obtain marketing approval in the United States, including its ongoing pediatric Phase 3 study and its expansion to include U.S. pediatric burn care sites, and has an option to further fund $10 million in development activities for other potential NexoBrid indications. In January 2020, MediWound confirmed its previous commitment and began procuring NexoBrid for emergency stockpile as part of the HHS mission to build national preparedness for public health medical emergencies. The initial BARDA procurement is valued at $16.5 million, with the first delivery of NexoBrid expected by the end of the first quarter of 2020 and additional deliveries occurring over the subsequent five quarters. In addition, BARDA holds an option to procure additional quantities of NexoBrid through funding of up to $50 million. In addition, MediWound was recently awarded a new contract to develop NexoBrid for the treatment of Sulfur Mustard injuries as part of BARDA preparedness for mass casualty events. The contract provides approximately $12 million of funding to support research and development activities up to pivotal studies in animals under the U.S. FDA Animal Efficacy Rule and contains options for additional funding of up to $31 million for additional development activities, animal pivotal studies, and the BLA submission for licensure of NexoBrid for the treatment of Sulfur Mustard injuries. MediWound also was recently awarded funding for the NexoBrid expanded access treatment (NEXT) protocol being conducted under the FDA’s expanded access program. However, the contracts provide that BARDA may terminate the contract at any time, at its convenience, without any further funding obligations. There can be no assurances that BARDA will not terminate the contract. Changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the development of products for the treatment of severe burns such as NexoBrid. Any reduction or delay in BARDA funding may result in a decrease in planned development activities, including the development of NexoBrid for the treatment of Sulfur Mustard injuries and the NEXT study. In addition, the loss of funding may adversely affect MediWound’s ability to complete the required activities to file the BLA without access to alternative sources of funding. This could lead to a modification to the financial provisions of our agreement or a significant delay in the development of NexoBrid. Further, we cannot provide any assurances as to when or whether BARDA’s commitment for procurement of NexoBrid will occur nor when or whether BARDA’s option to fund additional development activities for NexoBrid will be exercised.

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

With respect to MACI if we are unable to obtain and enforce patents and to protect our trade secrets, others could use our technology to compete with us, which could limit opportunities for us to generate revenues by licensing our technology and selling products.

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

The market price of shares of our common stock has been volatile, ranging in closing price between $13.77 and $20.29 during the year ended December 31, 2019.  The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease approximately 57,000 square feet in Cambridge, Massachusetts and 6,000 square feet in Ann Arbor, Michigan. The Cambridge lease expires in February 2022 and we have the right to extend until February 2027, subject to certain conditions being met. The facilities include clean rooms, laboratories and office space. The Ann Arbor lease expires in April 2023. We believe that our facilities are adequate to meet our current needs. Additional facilities may be required to support expansion for research and development activities or to assume manufacturing operations.

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

Price Range of Common Stock

	High	Low
Year ended December 31, 2018
First Quarter	$12.30	$5.70
Second Quarter	14.60	9.60
Third Quarter	14.80	9.10
Fourth Quarter	18.44	10.77
Year ended December 31, 2019
First Quarter	$20.29	$16.23
Second Quarter	18.89	15.01
Third Quarter	19.83	14.93
Fourth Quarter	19.20	13.77

As of February 21, 2020 there were approximately 165 holders of record of the common stock.  We have never paid any cash dividends on our common stock and we do not anticipate paying such cash dividends in the foreseeable future.  We currently anticipate that we will retain all future earnings, if any, for use in the development of our business.

Stock Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2015 through December 31, 2019 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index.  Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date.  The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Stock Price Comparison

Equity Compensation Plan Information as of December 31, 2019

The following table sets forth information as of December 31, 2019 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuances:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (employees and directors)(1)(2)	5,052,950	$10.35	3,344,242
Employee stock purchase plan(1)(3)	19,076	$11.73	404,201

(1)       The material features of these securities are described in note 9 of the Consolidated Financial Statements.

(2)       Shares issuable under the 2019 Omnibus Incentive Plan.

(3)       Shares issuable under the 2015 Employee Stock Purchase Plan.

Recent Sales of Unregistered Securities

On December 21, 2017, Vericel received a payment comprised of an upfront license fee from Innovative Cellular Therapeutics CO., LTD. (ICT) discussed in note 4 and purchase of $4.0 million for a warrant for 818,424 shares of the Company’s common stock based on the closing price as of December 6, 2017 of $4.90 at an exercise price of $0.01 per share. On December 27, 2017, ICT exercised the warrant via a cashless exercise in exchange for 816,850 shares of the Company’s common stock. There were no warrants issued to ICT outstanding as of December 31, 2019.

In April and December of 2018 and September of 2019, Silicon Valley Bank and the assignee for MidCap Financial Trust and MidCap Funding III Trust exercised warrants obtained during the debt financings discussed in note 6 via cashless exercise in exchange for a total of 134,893 shares of the Company’s common stock. See further discussion of debt financings and warrants in note 6 and note 12, within the attached consolidated Financial Statements and Supplementary Data included in Item 8, of this Form 10-K, respectively.

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during the year ended December 31, 2019.

Item 6. Selected Financial Data

The data for each of the five years in the period ended December 31, 2019 are derived from our Consolidated Financial Statements. The selected historical financial data for the financial position of our Company as of December 31, 2019 and 2018 and the results of their operations for each of the five years in the period ended December 31, 2019 presented below should be read together with our consolidated financial statements and the notes to those statements and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017	2016	2015
Product sales, net	$117,850	$90,857	$62,760	$54,383	$51,168
Other revenue	—	—	1,164	—	—
Total revenue	117,850	90,857	63,924	54,383	51,168
Cost of product sales	37,571	32,160	30,354	28,307	26,470
Gross profit	80,279	58,697	33,570	26,076	24,698
Research and development (a)	30,391	13,599	12,944	15,295	18,890
Selling, general and administrative	61,139	49,007	35,610	27,388	22,479
Loss on impairment of intangible asset(b)	—	—	—	2,638	—
Total operating expenses	91,530	62,606	48,554	45,321	41,369
Loss from operations	(11,251)	(3,909)	(14,984)	(19,245)	(16,671)
Other income (expense):
(Increase) decrease in fair value of warrants(c)	—	(2,524)	(257)	—	324
Loss on extinguishment of debt(d)	—	(838)	(860)	—	—
Interest income	1,614	897	14	8	36
Interest expense	(8)	(1,732)	(1,107)	(314)	(20)
Other expense	(20)	(31)	(92)	(15)	(9)
Total other income (expense)	1,586	(4,228)	(2,302)	(321)	331
Net loss	$(9,665)	$(8,137)	$(17,286)	$(19,566)	$(16,340)
Net loss per share attributable to common shareholders (Basic and Diluted)	$(0.22)	$(0.20)	$(0.52)	$(1.18)	$(0.97)
Weighted average number of common shares outstanding (Basic and Diluted)	44,180	40,242	33,355	23,093	23,760

(a) In May 2019, the Company paid MediWound $17.5 million in consideration for a license to commercialize NexoBrid. The $17.5 million upfront payment was recorded to research and development expense in the year ended December 31, 2019 as the license is for registration-stage product rights and is considered in process research and development.

(b) The loss on impairment of intangible asset in 2016 is related to write-off of the commercial use rights for certain products (primarily Carticel). Upon the approval of MACI in December 2016 and the replacement of Carticel with MACI, it was determined the Carticel related intangible asset was fully impaired as of December 31, 2016.

(c) Fluctuations in the fair value of the warrants are due to the reduction in the time to maturity and changes in our stock price. There are no warrants outstanding as of December 31, 2019.

(d) In December 2017 we modified our debt arrangement for outstanding debt that was held during that time, which resulted in a loss incurred for fees expensed upon the extinguishment of debt that was replaced with a new debt arrangement. In December 2018, we prepaid in full all outstanding indebtedness which resulted in a loss incurred for fees expensed upon the extinguishment of this debt described in note 6, within the attached Financial Statements and Supplementary Data in Item 8, of this Form 10-K.

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Cash and cash equivalents	$26,889	$18,286	$26,862	$22,978	$14,581
Short term investments	42,829	64,638	—	—	—
Total cash, cash equivalents, and short term investments	69,718	82,924	26,862	22,978	14,581
Working capital (a)	91,860	97,991	37,416	31,870	15,235
Property and equipment, net	7,144	5,906	4,071	3,875	4,049
Total assets	153,238	118,689	54,577	48,598	34,309
Total liabilities	42,147	16,458	32,037	23,890	12,179
Total shareholders’ equity	111,091	102,231	22,540	24,708	22,130

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

Overview

Vericel Corporation is a leader in advanced cell therapies and specialty biologics for the sports medicine and severe burn care markets, and a developer of cell therapies for use in the treatment of patients with severe diseases and conditions. We currently market two FDA approved autologous cell therapy products in the United States. MACI® (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults that was approved by the FDA on December 13, 2016. The first shipment and implantation of MACI occurred on January 31, 2017. At the end of the second quarter of 2017, we removed Carticel® (autologous cultured chondrocytes), an earlier generation ACI product, from the market. We also market Epicel® (cultured epidermal autografts), a permanent skin replacement Humanitarian Use Device (HUD) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (TBSA). We hold an exclusive license for North America commercial rights to NexoBrid, a registration-stage biological orphan product for debridement of severe thermal burns.

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

In the U.S., the physician target audience which repairs cartilage defects is concentrated and is partly comprised of a group of orthopedic surgeons who self-identify and/or have a formal specialty as sports medicine physicians. We believe this target audience is approximately 3,000 physicians. To more effectively engage this customer base, we expanded our sales force from 40 to 48 representatives in the second quarter of 2019. In addition to sports medicine physicians there is a population of approximately 8,000 general orthopedic surgeons who treat cartilage injuries, although typically at a much lower average volume relative to the sports medicine segment. In 2020 we plan on a further expansion to 76 representatives to enable the sales force to also call on 2,000 of the general orthopedic surgeons. Most private payers have a medical policy that covers treatment with MACI with the top 30 largest commercial payers having a formal medical policy for MACI or ACI in general. Even for private payers which have not yet approved a medical policy for MACI, for medically appropriate cases, we often obtain approval on a case by case basis.
For the year ended December 31, 2019, net revenues were $91.6 million for MACI.

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

On February 18, 2016, the FDA approved our HDE supplement to revise the labeled indications of use to specifically include pediatric patients. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with massive burns treated with Epicel relative to standard care. Due to the change in the label to specifically include use in pediatric patients, Epicel is no longer subject to the HDE profit restrictions. In conjunction with adding the pediatric labeling and meeting the pediatric eligibility criteria, the FDA has determined the ADN number for Epicel is 360,400 which is approximately 45 times larger than the volume of grafts sold in 2018. We currently have a 10 person field force. In the year ended December 31, 2019, net revenues were $26.2 million for Epicel.

NexoBrid

Our preapproval stage portfolio includes NexoBrid, a topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns. NexoBrid is currently in clinical development in North America, and a BLA currently is targeted for submission to the FDA midyear 2020. Pursuant to the terms of our license agreement with MediWound, MediWound will continue to conduct all clinical activities described in the development plan to support the filing of a BLA with the United States Food and Drug Administration under the supervision of a Central Steering Committee comprised of members of each party.

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

Results of Operations

Net Loss

Our net loss for the year ended December 31, 2019 totaled $9.7 million which included a $17.5 million upfront payment for the NexoBrid license. Our net loss for the year ended December 31, 2018 and December 31, 2017 totaled $8.1 million and $17.3 million, which included a loss on extinguishment of debt of $0.8 million and $0.9 million, respectively.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net revenues	$117,850	$90,857	$63,924
Cost of product sales	37,571	32,160	30,354
Gross profit	80,279	58,697	33,570
Total operating expenses	91,530	62,606	48,554
Loss from operations	(11,251)	(3,909)	(14,984)
Other expense	1,586	(4,228)	(2,302)
Net loss	$(9,665)	$(8,137)	$(17,286)

Net Revenues

  Net revenues increased for the year ended December 31, 2019 compared to December 31, 2018 primarily due to significant volume growth for both MACI and Epicel. Cash discounts for the year ended December 31, 2019, were insignificant.

Net revenues increased for the year ended December 31, 2018 compared to December 31, 2017 primarily due to an increase in cartilage implants during MACI’s second year on the market as well as continued growth in demand for Epicel grafts over the prior year. Cash discounts for the years ended December 31, 2018 were $0.2 million, and were insignificant in 2017.

Net revenues for the years ended December 31, 2019, 2018 and 2017 are shown below.

	Year Ended December 31,
Revenue by product (In thousands)	2019	2018	2017
MACI	$91,620	$67,741	$43,902
Epicel	26,230	23,116	18,858
License Revenue	—	—	1,164
	$117,850	$90,857	$63,924

 Seasonality. Over the last four years ACI (MACI and Carticel prior to its replacement) sales volumes from the first through the fourth quarter have on average represented 19% (16%-24% range), 23% (21%-25% range), 22% (20%-23% range) and 36% (32%-38% range) respectively, of total annual volumes. MACI orders are consistently stronger in the fourth quarter due to several factors including insurance deductible limits and the time of year patients prefer to start rehabilitation. Due to the low incidence and sporadic nature of severe burns, Epicel revenue has inherent variability from quarter to quarter and does not exhibit significant seasonality.  Over the past four years, Epicel revenue in a single quarter has ranged from as high as 34% to as low as 17% of annual revenue.

Gross Profit and Gross Profit Ratio

	Year Ended December 31,
(In thousands)	2019	2018	2017
Gross profit	$80,279	$58,697	$33,570
Gross profit %	68.1%	64.6%	52.5%

Gross profit increased for the years ended December 31, 2019 compared to 2018 as well as for the year ended December 31, 2018 compared to 2017 primarily due to an increase in MACI (and formerly Carticel) and Epicel sales combined with our highly fixed manufacturing cost structure which consists mainly of labor and facility costs that do not materially fluctuate with volume increases.

Research and Development Costs

	Year Ended December 31,
(In thousands)	2019	2018	2017
Research and development costs	$30,391	$13,599	$12,944

The following table summarizes the approximate allocation of cost for our research and development projects:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Dilated Cardiomyopathy	$—	$1,345	$4,909
ACI	8,088	9,099	5,814
Epicel	3,538	3,155	2,221
Nexobrid	18,765	—	—
Total research and development costs	$30,391	$13,599	$12,944

Research and development expenses for the year ended December 31, 2019 were $30.4 million compared to $13.6 million for the year ended December 31, 2018. The increase in research and development costs during the year ended December 31, 2019 is due primarily to the $17.5 million upfront payment to MediWound for the North American rights to NexoBrid, which was partially offset by costs related to the ongoing MACI pediatric trial which decreased compared to the same period a year ago.

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

Selling, General and Administrative Costs

	Year Ended December 31,
(In thousands)	2019	2018	2017
Selling, general and administrative costs	$61,139	$49,007	$35,610

Selling, general and administrative expenses for the years ended December 31, 2019 and 2018 increased to $61.1 million from $49.0 million, respectively. The increase in selling, general and administrative expenses in 2019 is due primarily to a $4.2 million increase in stock based compensation expenses, an incremental $2.6 million in MACI sales force expenses driven by the expansion in the second quarter of 2019, a $2.4 million increase in marketing expenses and a $1.8 million increase in patient reimbursement support services.

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

Other Income (Expense)

	Year Ended December 31,
(In thousands)	2019	2018	2017
Increase in fair value of warrants	$—	$(2,524)	$(257)
Loss on extinguishment of debt	—	(838)	(860)
Interest income	1,614	897	14
Interest expense	(8)	(1,732)	(1,107)
Other expense	(20)	(31)	(92)
Total other income (expense)	$1,586	$(4,228)	$(2,302)

The change in other income and expense for the year ended December 31, 2019 compared to 2018 is due primarily to interest income as a result of our investments in various marketable debt securities. The other income and expense in 2018 relate to the increase in our stock price in 2018 resulting in an increase in the fair value of warrants and interest expense related to the then outstanding term loan. For the year ended December 31, 2019 we did not incur interest expense as the term loan was repaid in December 2018 and we did not experience a change in warrant value due to the expiration of the liability classified 2013 warrants in 2018.

The change in other income and expense for the year ended December 31, 2018 compared to 2017 is due primarily to the change in warrant value as a result of the increase in our stock price, interest expense and the loss on extinguishment of debt related to the extinguishment of our credit term facilities.

Stock Compensation

Non-cash stock-based compensation expense included in cost of goods sold, research and development expenses and general, selling and administrative expenses is summarized in the following table:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Cost of goods sold	$2,029	$1,015	$428
Research and development	2,428	1,672	506
General, selling and administrative	8,722	4,536	1,746
Total non-cash stock-based compensation expense	$13,179	$7,223	$2,680

The increase in stock-based compensation expense is due primarily to fluctuations in stock prices which impacts the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Liquidity and Capital Resources

Since the acquisition in 2014 of MACI, Epicel and Carticel from Sanofi, our primary focus has been to invest in our existing commercial business with the goal of growing revenue. We have raised significant funds in order to complete our product development programs and to market and commercialize our products.  To date, we have financed our operations primarily through public and private sales of our equity securities. At present revenue levels, we do not currently anticipate the need to finance our operations through the sales of equity securities.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2019	2018
Cash used for operating activities	$(7,183)	$(412)
Cash provided by (used for) investment activities	10,615	(67,027)
Cash provided by financing activities	5,260	58,863
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,692	$(8,576)

Our cash and cash equivalents totaled $26.9 million, short term investments totaled $42.8 million and long term investments totaled $9.2 million as of December 31, 2019. The $7.2 million of cash used by operations was the result of a $9.7 million net loss which included a cash outflow of $17.5 million for the upfront payment for the NexoBrid license, offset by noncash charges including $13.2 million in stock compensation expense and $1.7 million in depreciation and amortization expense. Working capital requirements increased due to a $8.7 million increase in accounts receivable as a result of the increase in sales volume.

Our cash and cash equivalents totaled $18.3 million and short term investments totaled $64.6 million at December 31, 2018. The $0.4 million of cash used by operations was the result of an $8.1 million net loss, offset by noncash charges including $7.2 million in stock compensation expense, $2.5 million in warrant fair value fluctuations and $1.4 million in depreciation and amortization expense. Working capital requirements increased due to a $5.2 million increase in accounts receivable, and $1.3 million increase in prepaid and other current assets as a result of the increase in sales volume, slightly offset by an increase of $0.9 million and $1.5 million to our accounts payable and accrued expenses, respectively, related to the timing of payments.

The change in cash used for investing activities in 2019 is the result of $63.1 million and $9.3 million in short and long term investments purchases, respectively, offset by $85.6 million of investment maturities and property plant and equipment purchases of $2.6 million primarily for manufacturing upgrades and leasehold improvements through December 31, 2019. The change in cash used for investing activities in 2018 is the result of $66.5 million in short term investments purchases offset by $2.2 million of maturities and property plant and equipment purchases of $2.7 million through December 31, 2018.

The change in cash provided from financing activities is the result of net proceeds from the exercise of stock options of $5.3 million through December 31, 2019. The change in cash provided from financing activities during the year ended December 31, 2019 compared to the prior period is the result of net proceeds in 2018 from our public equity offering of common stock of $70.0 million, proceeds from the exercise of stock options of $4.4 million and exercise of warrants of $2.7 million reduced by the prepayment of all outstanding debt that occurred on December 19, 2018. On that date we prepaid in full all outstanding indebtedness to terminate the Loan and Security Agreement by and between the Company, Silicon Valley Bank as Agent and Silicon Valley Bank, MidCap Financial Trust, MidCap Funding III Trust (SVB and MidCap) and other lenders listed therein as lenders (SVB Loan Agreement). As of the date of termination, we paid in full $17.1 million in outstanding borrowings at the time of termination. In connection with the termination of the SVB Loan Agreement, we paid an additional prepayment premium of 1.5% in the amount of $0.2 million and a final payment of 3.6% in the amount of $0.5 million.

We believe that, based on our current cash on hand, cash equivalents and investments we will be able to operate our business through at least 12 months from the issuance of these financial statements. If revenues decline for a sustained period, we may need to access additional capital; however, we may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of our shareholders. Actual cash requirements may differ from projections and will depend on many factors, including the level of future research and development, the scope and results of ongoing and potential clinical trials, the costs involved in filing, prosecuting and enforcing patents, the need for additional manufacturing capacity, competing technological and market developments, costs of possible acquisition or development of complementary business activities, and the cost to market our products.

Contractual Obligations

We lease facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. The Cambridge facilities include clean rooms, laboratories for MACI and Epicel manufacturing and office space. We also pay for use of an offsite warehouse space and leases various vehicles and computer equipment.

In March 2016, we amended our current lease in Cambridge to, among other provisions, extend the term until February 2022. Under the amendment, the landlord contributed approximately $2.0 million toward the cost of tenant improvements. The contribution toward the cost of tenant improvements was recorded as part of the operating lease assets under the new leasing guidance described below, on our consolidated balance sheet.

We adopted the updated leasing guidance as described in note 7, within the attached Financial Statements and Supplementary Data included in Item 8, of this Form 10-K, as of January 1, 2019. Upon adoption all operating lease commitments with a lease term greater than 12 months that were previously assessed under previous lease guidance, were recognized as right to use assets and liabilities, on a discounted basis on the balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recorded on a straight-line basis over the lease term.

Our purchase commitments consist of minimum purchase amounts of materials used in our cell manufacturing process to manufacture its marketed cell therapy products. Future minimum payments related to our contractual obligations are as follows:

		Payments Due by Period
(in thousands)	Total	2020	2021	2022	2023	2024	More than 5 Years
Purchase commitments	$1,821	$607	$607	$607	$—	$—	$—

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

MACI Implants

We have engaged a third-party services provider to provide the patient support program to manage patient cases and to ensure complete and accurate billing information is provided to the insurers and hospitals, to facilitate reimbursement.

Prior authorization and confirmation of coverage level by the patient’s private insurance plan, hospital or government payer is a prerequisite to the shipment of product to a patient. We recognize product revenues from sales of all MACI implants upon delivery at which time the customer obtains control of the implant and the claim is billable. The total consideration which we expect to collect in exchange for MACI implants (the transaction price) may be fixed or variable. Direct sales to hospitals or distributors are recorded at a contracted price, and other than customary prompt pay discounts, there are typically no forms of variable consideration.

When we sell MACI, the patient is responsible for payment, however, we are typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, government fee schedules or past payer precedents. Net product revenue is recognized net of contractual allowances, which considers historical collection experience from both the payer and patient and the terms of our contractual arrangements. We estimate the amount of consideration it expects to receive for these transactions using the portfolio approach. These estimates include the impact of contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of our contractual arrangements. We record a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected.

Changes in estimates of the transaction price are recorded through revenue in the period in which such change occurs.

Stock-Based Compensation — The accounting for stock-based compensation requires us to determine the fair value of common stock issued in the form of stock option awards and restricted stock units. The fair value of restricted stock units held by the employees is determined based on the fair value of our common stock on the date of the grant. We use the value of our common stock at the date of the grant in the calculation of the fair value of our share-based awards. The fair value of stock options held by our employees is determined using a Black-Scholes option valuation method, which is a valuation technique that is acceptable for share-based payment accounting. Key assumptions in determining fair value include volatility, risk-free interest rate, dividend yield and expected term. The assumptions used in calculating the fair value of stock options represent our best estimates; however, these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock options expected to vest over the service period.  We estimate the forfeiture rate considering the historical experience of our stock-based awards.  If the actual forfeiture rate is different from the estimate, we adjust the expense accordingly.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

During the year ended December 31, 2019, we purchased marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying consolidated balance sheet included in this Annual Report on Form 10-K. The fair value of our cash equivalents and marketable securities is subject to changes in market interest rates. Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable debt securities. We do not believe we are materially exposed to changes in interest rates related to our investments, and we do not currently use interest rate derivative instruments or hedging transactions to manage exposure to interest rate changes of our investments. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $0.3 million and $0.2 million decrease in the fair value of our investment portfolio as of December 31, 2019 and 2018, respectively.

We are not subject to significant credit risk associated with our accounts receivables. See note 4 within the attached consolidated Financial Statements and Supplementary Data included in Item 8 of this Form 10-K, for further discussion.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Vericel Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Vericel Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Contractual allowances related to MACI sales subject to third party reimbursement

As described in Note 4 to the consolidated financial statements, when the Company sells MACI directly to patients, management records a reduction of revenue at the time of sale for the estimate of consideration that will not be collected. As of December 31, 2019, the allowance for this uncollectible consideration was $3.9 million. When the Company sells MACI the patient is responsible for payment, however, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, government fee schedules or past payer precedents. Revenue is recognized net of contractual allowances, which considers historical collection experience from both the payer and patient and the terms of the Company’s contractual arrangements.

The principal considerations for our determination that performing procedures relating to contractual allowances related to MACI sales subject to third party reimbursement is a critical audit matter are there was significant judgment by management due to the measurement uncertainty involved in developing the estimated contractual allowances, as these estimates are based on assumptions developed using historical collection experience from the payer and current contractual arrangement terms. This in turn led to a high degree of auditor judgment, effort and subjectivity in applying procedures to these assumptions and evaluating audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition, including controls relating to MACI sales subject to third party reimbursement and controls over the assumptions used to estimate the contractual allowance. These procedures also included, among others, testing management’s process and methodology for determining the contractual allowances, performing an analysis of the past collection history by payer and assessing the reasonableness of management’s contractual allowances. Assessing the reasonableness of management’s contractual allowances involved considering the historical accuracy of the contractual allowance by comparing the estimated transaction price to actual consideration received. Additionally, actual consideration received for a sample of transactions was evaluated for consistency with contracted rates, publicly available rates, government fee schedules or past history.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 25, 2020

We have served as the Company’s auditor since at least 1996, which is when the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the company.

VERICEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$26,889	$18,286
Short term investments	42,829	64,638
Accounts receivable (net of allowance for doubtful accounts of $306 and $514, respectively)	32,168	23,454
Inventory	6,816	3,558
Other current assets	2,953	2,847
Total current assets	111,655	112,783
Property and equipment, net	7,144	5,906
Restricted cash	89	—
Right-of-use assets	25,103	—
Long term investments	9,247	—
Total assets	$153,238	$118,689
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,345	$7,108
Accrued expenses	7,948	6,930
Current portion of operating lease liabilities	5,461	—
Other liabilities	41	754
Total current liabilities	19,795	14,792
Operating lease liabilities	22,242	—
Other long-term liabilities	110	1,666
Total liabilities	42,147	16,458
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 44,864 and 43,578, respectively	489,749	471,180
Other comprehensive gain (loss)	21	(39)
Warrants	—	104
Accumulated deficit	(378,679)	(369,014)
Total shareholders’ equity	111,091	102,231
Total liabilities and shareholders’ equity	$153,238	$118,689

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Product sales, net	$117,850	$90,857	$62,760
Other revenue	—	—	1,164
Total revenue	117,850	90,857	63,924
Cost of product sales	37,571	32,160	30,354
Gross profit	80,279	58,697	33,570
Research and development	30,391	13,599	12,944
Selling, general and administrative	61,139	49,007	35,610
Total operating expenses	91,530	62,606	48,554
Loss from operations	(11,251)	(3,909)	(14,984)
Other income (expense):
Increase in fair value of warrants	—	(2,524)	(257)
Loss on extinguishment of debt	—	(838)	(860)
Interest income	1,614	897	14
Interest expense	(8)	(1,732)	(1,107)
Other expense	(20)	(31)	(92)
Total other income (expense)	1,586	(4,228)	(2,302)
Net loss	$(9,665)	$(8,137)	$(17,286)
Net loss per share attributable to common shareholders (Basic and Diluted)	$(0.22)	$(0.20)	$(0.52)
Weighted average number of common shares outstanding (Basic and Diluted)	44,180	40,242	33,355

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(9,665)	$(8,137)	$(17,286)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	60	(39)	—
Comprehensive loss	$(9,605)	$(8,176)	$(17,286)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Treasury Stock		Warrants	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Loss	Deficit	Equity
BALANCE, DECEMBER 31, 2016	12	$38,389	31,595	$329,720	—	$—	$190	$—	$(343,591)	$24,708
Net loss									(17,286)	(17,286)
Conversion of Series B-1 or B-2 preferred stock for common stock	(12)	(38,389)	1,094	38,389						—
Compensation expense related to stock options granted, net of forfeitures				2,680						2,680
Issuance of common stock, net of issuance costs of $311			1,983	7,188						7,188
Stock option exercises			199	608						608
Shares issued under the Employee Stock Purchase Plan			173	425						425
Issuance of warrants							207			207
Exercise of warrants resulting in the issuance of common stock			817	4,010						4,010
BALANCE, DECEMBER 31, 2017	—	$—	35,861	$383,020	—	$—	$397	$—	$(360,877)	$22,540
Net loss									(8,137)	(8,137)
Compensation expense related to stock options granted, net of forfeitures				7,223						7,223
Issuance of common stock, net of issuance costs of $4.7 (Note 9)			5,750	70,028						70,028
Stock option exercises			1,180	3,705						3,705
Shares issued under the Employee Stock Purchase Plan			106	656						656
Exercise of warrants resulting in the issuance of common stock			681	6,548			(293)			6,255
Net change in unrealized loss on investments								(39)	—	(39)
BALANCE, DECEMBER 31, 2018	—	—	43,578	$471,180	—	—	104	$(39)	$(369,014)	$102,231
Net loss									(9,665)	(9,665)
Compensation expense related to stock options granted, net of forfeitures				13,179						13,179
Stock option exercises			1,197	4,354						4,354
Shares issued under the Employee Stock Purchase Plan			69	932						932
Exercise of warrants resulting in issuance of common stock			20	104			(104)			—
Net change in unrealized gain on investments								60		60
BALANCE, DECEMBER 31, 2019	—		44,864	$489,749			—	$21	$(378,679)	$111,091
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(9,665)	$(8,137)	$(17,286)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,744	1,426	1,612
Stock compensation expense	13,179	7,223	2,680
Change in fair value of warrants	—	2,524	257
Loss on extinguishment of debt	—	838	860
Foreign currency translation loss	42	51	37
Gain (loss) on sale of fixed assets	—	22	(115)
Amortization of premiums and discounts on marketable securities	(610)	(327)	—
Non-cash lease cost	2,787	—	—
Changes in operating assets and liabilities:
Inventory	(3,258)	235	(305)
Accounts receivable	(8,714)	(5,184)	(1,177)
Prepaid and other current assets	(106)	(1,267)	(261)
Accounts payable	(1,024)	899	(1,361)
Accrued expenses	1,018	1,493	1,050
Operating lease liabilities	(2,512)		—
Other non-current assets and liabilities, net	(64)	(208)	826
Net cash used for operating activities	(7,183)	(412)	(13,183)
Investing activities:
Purchases of short term investments	(63,092)	(66,549)	—
Maturities of short term investments	85,577	2,200	—
Purchases of long term investments	(9,254)	—	—
Expenditures for property, plant and equipment	(2,616)	(2,678)	(1,510)
Net cash provided by (used for) investing activities	10,615	(67,027)	(1,510)
Financing activities:
Net proceeds from equity offering	—	70,028	—
Net proceeds from common stock issuance due to stock option exercises	5,286	4,361	8,220
Deferred financing costs	—	—	(30)
Proceeds from exercise of warrants	—	2,716	4,010
Borrowings under revolving and term loan credit agreements	—	—	14,793
Warrants issued in connection with debt arrangement	—	—	207
Payments on term loan credit agreement	—	—	(889)
Payments on long-term debt	—	(17,532)	(7,151)
Fee on long-term debt	—	(710)	(583)
Other	(26)	—	—
Net cash provided by financing activities	5,260	58,863	18,577
Net increase (decrease) in cash, cash equivalents, and restricted cash	8,692	(8,576)	3,884
Cash, cash equivalents, and restricted cash at beginning of period	18,286	26,862	22,978
Cash, cash equivalents, and restricted cash at end of period	$26,978	$18,286	$26,862

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

MACI® (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults that was approved by the FDA on December 13, 2016. The first shipment and implantation of MACI occurred on January 31, 2017. At the end of the second quarter of 2017, the Company removed Carticel® (autologous cultured chondrocytes), an earlier generation ACI product, from the market. The Company also markets Epicel® (cultured epidermal autografts), a permanent skin replacement Humanitarian Use Device (HUD) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (TBSA). The Company operates its business primarily in the U.S. in one reportable segment — the research, product development, manufacture and distribution of cellular therapies for use in the treatment of specific diseases.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  As of December 31, 2019, the Company has an accumulated deficit of $378.7 million and had a net loss of $9.7 million during 2019.  The Company had cash and cash equivalents of $26.9 million and investments of $52.1 million as of December 31, 2019. The Company expects that existing cash, cash equivalents and investments will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these financial statements. If revenues decline for a sustained period, we may need to access additional capital; however, the Company may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Vericel and its wholly-owned subsidiaries, Vericel Denmark ApS, in Kastrup, Demark and Vericel Security Corporation (collectively, the Company).  All inter-company transactions and accounts have been eliminated in consolidation.  Vericel Denmark ApS ceased operations in 2015.

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

Consolidated Statement of Cash Flows

The following table presents certain supplementary cash flows information for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Supplementary Cash Flows information:
Non-cash information:
Warrants exercised for common stock	$104	$3,538	$—
Right-of-use asset and lease liability recognized	2,599	—	—
Additions to equipment in process included in accounts payable	217	606	341
Shares exchanged between common and preferred stock	—	—	(38,389)
Cash information:
Interest paid (net of interest capitalized)	$—	$2,230	$931
Income tax withholding paid	—	—	100

Total cash, cash equivalents, and restricted cash of $27.0 million shown in the statement of cash flows is comprised of cash and cash equivalents of $26.9 million and restricted cash of $0.1 million which is included in other long term assets on the consolidated balance sheet.
Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase and consist primarily of demand deposits, money market funds, overnight repurchase agreements and short duration agency bonds and commercial paper.
Restricted cash
Amounts included in restricted cash represent those required to be set aside to meet contractual terms of a lease agreement held by the Company.
Investments
Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments consist of debt securities classified as available-for-sale and have maturities greater than one year as of the balance sheet date. All investments are carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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
Inventory

Inventories are measured at the lower of cost or net realizable value. Cost is calculated based upon standard-cost which approximates costs determined on the first-in, first-out method. The Company periodically reviews its inventories for excess or obsolescence and write-down obsolete or other unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by us, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. In all cases, product inventory is carried at the lower of cost or its estimated net realizable value. Amounts written down are charged to cost of sales.

Leases

The Company adopted the new leasing standards using the modified retrospective transition approach, as of January 1, 2019, with no restatement of prior periods. Upon adoption all operating lease commitments with a lease term greater than 12 months that were previously assessed under the prior lease guidance, were recognized as right to use assets and liabilities, on a discounted basis on the balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Adoption of ASU 2016-02 resulted in the recording of additional right-of-use assets and lease liabilities of approximately $25.6 million and $27.8 million, respectively, as of January 1, 2019.

Certain lease agreements include rental payments that are adjusted periodically for inflation or other variables. The leases are initially measured using the projected payments adjusted for the index or rate in effect at the commencement date. In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance and other expenses, which are generally referred to as non-lease components. Variable non-lease components are not measured as part of the right-of-use asset and liability. Only when lease components and their associated non-lease components are fixed are they accounted for as a single lease component and are recognized as part of a right-of-use asset and liability.
Some leases contain clauses for renewal at the Company’s option with renewal terms that generally extend the lease term from 1 to 5 years. Certain lease agreements contain options to purchase the leased property and options to terminate the lease. Payments to be made in option periods are recognized as part of the right-of-use lease assets and lease liabilities when it is reasonably certain that the option to extend the lease will be exercised or the option to terminate the lease will not be exercised, or is not at the Company’s option. The Company determines whether the reasonably certain threshold is met by considering contract-, asset-, market-, and entity-based factors.
A portfolio approach is applied to certain lease contracts with similar characteristics. The Company’s lease agreements do not contain any significant residual value guarantees or material restrictive covenants imposed by the leases.

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

Revenue Recognition and Net Product Sales
The new revenue standard became effective for the Company on January 1, 2018, and was adopted using the modified retrospective method. Based on the Company’s evaluation of all of its product revenue contracts under the new revenue standard there was no cumulative adjustment recorded in the financial statements upon adoption of Accounting Standards Codification 606, Revenue Recognition, (ASC 606) on January 1, 2018. For the year ended December 31, 2018, the timing and amount of revenue recognized under ASC 606 was not materially different from that under the previous guidance.
The Company recognizes product revenue from sales to a customer (distributor or hospital) following the five step model in ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation. Under this revenue standard, the Company recognizes revenue when its customer obtains control of the promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods. There are no contractual rights of returns, refunds or similar obligations related to MACI, kits, or Epicel as of December 31, 2019; however, in certain limited cases the Company will accept a product return if a surgery is canceled. Revenue is not recognized in certain canceled cases.
Currently, for MACI, MACI kits and Epicel there are no variable pricing arrangements related to warranties or rebates offered to customers. The majority of orders are due within 60 to 90 days of delivery. Shipping and handling fees are included as a component of revenue. The Company recognizes any commission fees as an expense when incurred. These fees are included in selling, general, and administrative expenses.
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

Stock-Based Compensation

The Company’s accounting for stock-based compensation requires it to determine the fair value of common stock issued in the form of stock option awards and restricted stock units. The Company uses the value of its common stock at the date of the grant in the calculation of the fair value of its share-based awards. The fair value of restricted stock units held by the employees is determined based on the fair value of the Company's common stock on the date of the grant. The fair value of stock options held by the employees is determined using a Black-Scholes option valuation method, which is a valuation technique that is acceptable for share-based payment accounting. Key assumptions in determining fair value include volatility, risk-free interest rate, dividend yield and expected term. The assumptions used in calculating the fair value of stock options represent the Company’s best estimates; however, these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future.  In addition, the Company estimates the expected forfeiture rate and only recognize expense for those stock options expected to vest over the service period.  The estimated forfeiture rate considers the historical experience of the Company’s stock-based awards.  If the actual forfeiture rate is different from the estimate, expense is adjusted accordingly. For certain non-employee consultants, stock option awards continue to vest post-termination.

The Company also has an Employee Stock Purchase Plan (ESPP) which is a compensatory plan. Compensation expense is recorded based on the fair value of the purchase options at the grant date, which corresponds to the first day of each purchase period, and is amortized over the purchase period.

Comprehensive Loss
Comprehensive loss is the change in stockholders’ equity during a period arising from any gain or loss unrealized related to the Company’s investments.
Income Taxes

Deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized based on the weight of available evidence, that a portion or all of the deferred tax assets will not be realized. When evaluating the realizability of the deferred tax assets, all evidence, both positive and negative, is considered. Items considered when evaluating the need for a valuation allowance include the ability to carry back losses, future reversals of existing temporary differences, tax planning strategies, and expectations of future earnings.

The Company records uncertain tax positions in the financial statements only if it is more likely than not that the uncertain tax position will be sustained upon examination by the taxing authorities. The Company records interest and penalties related to uncertain tax positions in income tax expense.

Net Earnings (Loss) Per Share Attributable to Common Shareholders

Basic and diluted earnings (loss) per share is calculated using the two-class method. Basic earnings (loss) per share which is based on an earnings allocation formula that determines earnings (loss) per share for the holders of the Company’s common shares. There were no undeclared dividends for the year ended December 31, 2019 or 2018. Diluted earnings (loss) per share includes convertible securities or common equivalent share (stock options and warrants) in addition to the Company’s common shares. Common equivalent shares and treasury stock are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.

Financial Instruments

The Company’s financial instruments include receivables for which the current carrying amounts approximate market value, based upon their short-term nature and marketable debt securities which are classified as available-for-sale and carried at fair value on a settlement date basis.

Warrants

Warrants that could be cash settled or have anti-dilution price protection provisions are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in our statement of operations in each subsequent period.  Warrants that meet the requirements for equity classification are recorded at fair value with no subsequent remeasurement. In general, warrants are measured using the Black-Scholes valuation model.  The methodology is based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions.  The assumptions used in calculating the estimated fair value of the warrants represent our best estimates; however, these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and different assumptions are used, the change in estimated fair value of the warrant liability for those warrants that could be cash settled or have anti-dilution price protection provisions, could be materially different. As of December 31, 2019, there were no outstanding warrants.

3. Recent Accounting Pronouncements

Accounting for Leases

The Financial Accounting Standards Board (FASB) issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In accordance with the updated guidance, lessees are required to recognize the assets and liabilities arising from operating leases on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018. The Accounting Standard Update 2016-02, Leases (Topic 842), became effective for the Company on January 1, 2019 and was adopted using the modified retrospective method. See note 7 for further discussion.

Measuring Credit Losses on Financial Instruments

The FASB issued updated guidance on measuring credit losses on financial instruments. The guidance removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Prior to the updated guidance, credit losses are recognized when it is probable that the loss has been incurred. The revised guidance removes all recognition thresholds and requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that a company expected to collect over the instrument’s contractual life. This guidance will be issued through Accounting Standard Update 2016-13, Financial Instruments-Credit Losses (Topic 326), which will be effective for the Company January 1, 2020. The Company is currently in the process of evaluating the impact to its consolidated financial statements.

Fair Value Measurement Disclosure

The FASB issued updated guidance through ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The revised guidance is intended to develop a more consistent disclosure framework that will increase clarity, remove, modify and add certain fair value disclosures to improve the effectiveness of the Company’s disclosures in the notes of the financial statements. This guidance will be effective for the Company January 1, 2020. The Company is currently in the process of evaluating the impact to its consolidated financial statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (ASC 740). The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intra-period tax allocation exception to the incremental approach, ownership changes in investments, changes from a subsidiary to an equity method investment, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. This guidance is effective for the Company for annual and interim periods beginning after December 31, 2020; however, early adoption is permitted. The Company is currently in the process of evaluating the impact to its consolidated financial statements.

4. Revenue
Revenue Recognition and Net Product Sales
As disclosed in note 2, the Company recognizes product revenue from sales of MACI Kits, MACI implants and Epicel grafts following the five-step model in Accounting Standards Codification 606, Revenue Recognition, (ASC 606).
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
MACI Implants
From July 1, 2017 until June 15, 2018 the Company sold MACI primarily to distributors and directly to hospitals or patients at contracted rates. Beginning on June 16, 2018, the Company contracted with a specialty pharmacy, Orsini Pharmaceutical Services, Inc. (Orsini) to distribute its MACI product in arrangements whereby the Company retains the credit and collection risk from the end customer. Since July 26, 2018, the Company has also contracted with AllCare Plus Pharmacy, Inc. (AllCare), a specialty pharmacy, in arrangements whereby the Company retains the credit and collection risk from the end customer. The Company pays both specialty pharmacies a fee for each patient to whom MACI is dispensed. Both Orsini and AllCare perform collection activities to receive payment from customers. The Company has engaged a third-party to provide services in connection with a patient support program to manage patient cases and to ensure complete and correct billing information is provided to the insurers and hospitals.

In addition, the Company also sells MACI directly to DMS Pharmaceutical (DMS) for all military implants in 2019 and 2018. The Company sold MACI directly to UsBio Services (UsBio) for all military implants in 2017. The sales directly to DMS and UsBio are sold at a contracted rate.

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

When the Company sells MACI the patient is responsible for payment, however, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, government fee schedules or past payer precedents. Net product revenue is recognized net of contractual allowances, which considers historical collection experience from both the payer and patient and the terms of the Company’s contractual arrangements. The Company estimates the amount of consideration it expects to receive for these transactions using the portfolio approach. These estimates include the impact of contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. The allowance for uncollectible consideration was $3.9 million and $2.0 million as of December 31, 2019, and 2018, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact to the revenue recognized. A 0.5% change to the estimated uncollectible percentage could result in approximately a $0.5 million decrease or increase in the revenue recognized for the year ended December 31, 2019.

Changes in estimates of the transaction price are recorded through revenue in the period in which such change occurs. Changes in estimates related to prior period sales resulted in an increase to revenue of $0.7 million and decrease of $0.2 million and $0.4 million for the years ended December 31, 2019, 2018, and 2017 respectively.
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
Other Revenue
The Company recognizes other revenue from contracts with customers related to license grants, milestone related payments and royalty-based payments by following the five-step model described in note 2.
On May 10, 2017, the Company announced that it entered into a License Agreement (License Agreement) with Innovative Cellular Therapeutics CO., LTD. (ICT), a leading cell therapy company and developer of CAR-T cell therapy for cancer treatment, for the development, manufacturing and commercialization of the Company’s product portfolio in Greater China, South Korea, Singapore, and other countries in Asia. ICT acquired an exclusive license to certain patent rights, know-how and intellectual property relating to Carticel, MACI, ixmyelocel-T, and Epicel for the purpose of developing, manufacturing and commercializing the Company's products in the territory described above. The initiation of the technology transfer, the license grants in the License Agreement and the warrant purchase were contingent upon the Company’s receipt of the upfront payment. ICT will be responsible for funding the development of the programs and manufacturing of the products for commercialization in China and the rest of the territory. On December 21, 2017, the Company received $5.2 million (gross of withholding tax), of which $4.0 million was allocated to the warrant based on the fair value on the date of grant as described in note 12 and the remaining $1.2 million was recognized as described below.

The license was delivered in December 2017, and revenue of $1.2 million was recorded in 2017 under the then applicable revenue accounting standard ASC 605. Based upon the Company’s evaluation under ASC 606 there was no change in amount or timing of revenue recognized for the agreement, and therefore no cumulative change adjustment was recorded upon adoption of the new revenue standard on January 1, 2018. The Company has no significant performance obligations remaining under the agreement.
The License Agreement provides for future milestone payments due to the Company upon the achievement of certain developmental and commercial events. The Company evaluates these milestones under the new revenue recognition standard at contract inception and at each reporting period date. Based on the Company’s evaluations to date, the Company has not included any of the future milestones in its determination of the transaction price because the criteria for including these variable payments have not yet been met. This evaluation was based on 1) the pace and eventual achievement of the milestones are largely dependent on ICT’s performance of its contractual obligations and the Company has no prior experience to determine the likelihood of ICT performing those obligations, and 2) the transfer of the funds for each of the milestone payments by ICT to the Company, if achieved, is subject to approval by the State Administration of Foreign Exchange of the People’s Republic of China.
The License Agreement contains future sales-based royalties to the Company in the low-to-mid double digits. These royalties meet the exception for sales-based or usage-based royalties because they predominantly relate to the license and will be recognized when and if the subsequent sales occur. As of December 31, 2019, we have not received any payments under the License Agreement.
Revenue by Product and Customer
The following table and description below shows the products from which the Company generated its revenue:

	Year Ended December 31,
Revenue by product (in thousands)	2019	2018	2017
MACI and Carticel implants and kits
Implants based on contracted rate sold through a specialty pharmacy (a)	$56,185	$42,926	$37,796
Implants subject to third party reimbursement sold through a specialty pharmacy (b)	17,076	8,621	1,299
Implants sold direct based on contracted rates (c)	13,933	12,122	3,393
Implants sold direct subject to third party reimbursement (d)	1,529	2,257	—
Biopsy kits - direct bill	2,243	1,997	1,764
Change in estimates related to prior periods	654	(182)	(350)
Epicel
Direct bill (hospital)	26,230	23,116	18,858
Other revenue	—	—	1,164
Total revenue	$117,850	$90,857	$63,924

(a) Represents implants sold through Orsini and AllCare in both 2019 and 2018 and Dohmen Life Science Services, LLC (DLSS) and Vital Care, Inc (Vital Care) in 2017 in which such specialty pharmacies have entered into a direct contract with the underlying insurance provider. The amount of reimbursement is based on contracted rates at the time of sale supported by the pharmacy's direct contracts. Also represents sales with DMS and UsBio, based on direct contracts the Company holds with the facilities. The Company sold implants through DLSS and Vital Care through June 2017 and began selling directly to Orsini based on a fixed transfer price under a distribution model until June 2018.

(b) Represents implants sold through Orsini, AllCare or DLSS in which such specialty pharmacy does not have a direct contract with the underlying payer. The amount of reimbursement is established based on a payer or state fee schedule and/or payer history.

(c) Represents implants sold directly from the Company to the facility based on a contract and known price agreed upon prior to the surgery date.

(d) Represents implants sold directly from the Company to the facility based on a contract and known price agreed upon prior to the surgery date. The payment terms are subject to third-party reimbursement from an underlying insurance provider.

Concentration of Credit Risk

From July 2016 through June 2017, the Company utilized a direct sales model and contracted with Dohmen Life Science Services, LLC (DLSS) to also provide administrative services associated with case management and reimbursement support and to provide billing and collection services for MACI. The Company also utilized Vital Care, Inc. (Vital Care) to provide similar billing and collection services for a subset of insurance payers and patients. In the second quarter of 2017, the Company and DLSS mutually terminated their agreement effective June 30, 2017. On May 15, 2017, the Company entered into a distribution agreement with Orsini Pharmaceutical Services, Inc. as a specialty pharmacy distributor of MACI and has engaged a third party services provider to provide the patient support program previously provided by DLSS and to manage patient cases for MACI. The Company’s receivables risk and credit risk became more concentrated from June 30, 2017 through June 15, 2018 due to the shift from DLSS to Orsini. Beginning June 16, 2018, the concentration of risk decreased because the Company retains the credit and collection risk from the end customer on implants after June 15, 2018. The Company sells Epicel directly to hospitals and not through a distributor.

The Company’s total revenue and accounts receivable balances were comprised of the following concentrations from its largest customer of MACI and Epicel based on customers whose revenue or accounts receivable concentration is greater than 10% of total revenue or total accounts receivable in any of the periods disclosed below and are as follows:

	Revenue Concentration			Accounts Receivable Concentration
	Year Ended December 31,			December 31,
	2019	2018	2017	2019	2018
MACI (a)	8%	16%	35%	8%	2%
Epicel	7%	7%	10%	2%	4%
(a) For MACI net revenue, the concentration of credit risk in 2018 and 2017 represents sales directly to Orsini. The comparable concentration in 2019 represents a different end customer under the sales model where the Company retains the credit and collection risk from the end customer.

5. Selected Balance Sheet Components

Inventory

Inventory as of December 31, 2019 and 2018:

(In thousands)	2019	2018
Raw materials	$6,085	$2,872
Work-in-process	541	638
Finished goods	190	48
Inventory	$6,816	$3,558

Property and Equipment

Property and Equipment, net as of December 31, 2019 and 2018:

(In thousands)	2019	2018
Machinery and equipment	$3,152	$1,536
Furniture, fixtures and office equipment	775	775
Computer equipment and software	6,174	3,712
Leasehold improvements	5,256	4,587
Construction in process	859	2,801
Financing right-of-use lease	148	—
Total property and equipment, gross	16,364	13,411
Less accumulated depreciation	(9,220)	(7,505)
	$7,144	$5,906

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 were $1.7 million, $1.4 million and $1.6 million, respectively.

Accrued Expenses

Accrued Expenses as of December 31, 2019 and 2018:

(In thousands)	2019	2018
Bonus related compensation	$5,116	$5,161
Employee related accruals	1,785	1,559
Other accrued expenses	1,047	210
Accrued expenses	$7,948	$6,930

6.	Debt

On December 19, 2018, the Company prepaid in full all outstanding indebtedness under, and terminated, the Loan and Security Agreement dated as of September 9, 2016, by and between the Company, Silicon Valley Bank as Agent and Silicon Valley Bank, MidCap Financial Trust, MidCap Funding III Trust and other lenders listed therein as lenders (SVB Loan Agreement), as amended December 30, 2016, May 9, 2017 and December 6, 2017, which termination was effective December 19, 2018. Warrants were issued to SVB and MidCap in conjunction with the modified debt agreement as discussed in note 13. On the date of termination, the Company paid in full $17.1 million in outstanding borrowings at the time of termination. In connection with the termination of the SVB Loan Agreement, the Company paid an additional prepayment premium of 1.5% in the amount of $0.2 million and a final payment of 3.6% in the amount of $0.5 million.

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

The Company leases facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. The Ann Arbor facility supports office space, and the Cambridge facility includes clean rooms, laboratories for MACI and Epicel manufacturing and office space. The Company also leases offsite warehouse space, vehicles and computer equipment.

The Company adopted the new leasing standards using the modified retrospective transition approach, as of January 1, 2019, with no restatement of prior periods. As a result of adoption, no cumulative adjustment to retained earnings occurred. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. Certain of the Company’s lease agreements include lease payments that are adjusted periodically for an index or rate. The leases are initially measured using the projected payments adjusted for the index or rate in effect at the commencement date. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Upon adoption all operating lease commitments with a lease term greater than 12 months that were previously assessed under previous lease guidance, were recognized as right to use assets and liabilities, on a discounted basis on the balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet and for the year ended December 31, 2019, lease expense of less than $.1 million was recorded related to short-term leases.

Adoption of ASU 2016-02 resulted in the recording of additional right-of-use assets and lease liabilities of approximately $25.6 million and $27.8 million, respectively, as of January 1, 2019. There was an immaterial impact on the Company’s consolidated net earnings and cash flows upon adoption. The contribution toward the cost of tenant improvements is recorded as a reduction of the operating lease assets and reclassed from deferred rent to lease operating assets. For the year ended December 31, 2019, the Company recognized $5.4 million of operating lease expense and less than $0.1 million of financing lease expense. For the year ended December 31, 2018 (as reported under the prior leasing guidance) the Company recognized $5.2 million of operating lease expense and less than $0.1 million of financing lease expense, respectively. The Company’s leases contain non-lease components and activities that do not transfer a good or service to the Company. The Company elected not to combine lease and non-lease components and therefore non-lease costs were not included in the net lease assets or lease liabilities.

Total leased assets and liabilities as reassessed under the updated guidance and classified on the balance sheet, as of December 31, 2019 are as follows:

(In thousands)	Classification	December 31, 2019
Assets
Operating	Right-of-use assets	$25,103
Finance	Property and equipment, net	148
		$25,251
Liabilities
Current
Operating	Current portion of operating lease liabilities	$5,461
Finance	Other liabilities	41
		$5,502
Non-current
Operating	Operating lease liabilities	$22,242
Finance	Other long-term liabilities	110
		$22,352

Cash paid for amounts affecting the measurement of the Company’s operating lease liabilities was $5.0 million for the year ended December 31, 2019.

Maturity of lease liabilities as of December 31, 2019 are as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2020	5,461	41	5,502
2021	5,358	41	5,399
2022	5,316	41	5,357
2023	5,294	41	5,335
2024	5,302	—	5,302
more than 5 years	11,270	—	11,270
Total lease payments	$38,001	$164	$38,165
Less: Interest	(10,298)	(13)	(10,311)
Present value of lease liabilities	$27,703	$151	$27,854

Total minimum future lease payments of approximately $2.1 million for a lease that has not commenced as of December 31, 2019 is not included in the consolidated financial statements, as the Company does not yet have control of the underlying asset. The lease is expected to commence in July 2020 with a lease term of 4.3 years.

An explicit rate is not provided in some of the Company’s leases, therefore the Company uses a mix of incremental borrowing rate based on the information available at commencement date, as well as implicit and explicit rates in determining the present value of lease payments.

The Company has options to renew lease terms for facilities and other assets. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option on the basis of economic factors. For certain leases, the Company's exercise of the renewal option was determined to be probable and the renewal period was accordingly included in the lease term and related calculations. Lease terms and discount rates as of December 31, 2019 are as follows:

December 31, 2019
Weighted average remaining lease term (years)
Operating leases	6.8
Finance leases	3.5
Weighted average discount rate
Operating leases	9.44%
Finance leases	5.00%

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

Rent expense, as reflected under the prior guidance, for the years ended December 31, 2018 and 2017 was $5.5 million and $5.6 million, respectively.

8. Cash Equivalents and Investments

During the years ended December 31, 2019 and 2018, the Company purchased marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of December 31, 2019 and December 31, 2018:

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$5,381	$—	$—	$5,381
Commercial paper	11,892	—	—	11,892
Corporate notes	18,369	11	—	18,380
U.S. government securities	11,291	4	—	11,295
U.S. asset-backed securities	10,503	6	—	10,509
	$57,436	$21	$—	$57,457
Classified as:
Cash equivalents				$5,381
Short term investments				42,829
Long term investments				9,247
				$57,457

	December 31, 2018
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$5,838	$—	$—	$5,838
Repurchase agreements	5,000	—	—	5,000
Commercial paper	30,710	—	—	30,710
Corporate notes	13,168	—	(24)	13,144
U.S. government securities	10,167	—	(1)	10,166
U.S. asset-backed securities	10,632	—	(14)	10,618
	$75,515	$—	$(39)	$75,476
Classified as:
Cash equivalents				$10,838
Short-term investments				64,638
				$75,476

As of the year ended December 31, 2018, the Company invested $5.0 million in overnight repurchase agreement securities classified as cash equivalents on the balance sheet.
There were no marketable securities that the Company considers to be other-than-temporarily impaired as of December 31, 2019. The Company's investment strategy is to buy short-duration marketable securities with a high credit rating. As of December 31, 2019, all marketable securities held by the Company had remaining contractual maturities of three years or less.
If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary,” including the Company’s intention to sell and, if so, mark the investment to market through a charge to our consolidated statement of operations. There have been no impairments of the Company’s assets measured and carried at fair value for the year ended December 31, 2019.

9.     Stock-Based Compensation

Stock Option, Restricted Stock Units and Equity Incentive Plans

The Company has historically had various stock incentive plans and agreements that provide for the issuance of nonqualified and incentive stock options and restricted stock units as well as other equity awards.  Such awards may be granted by the Company’s Board of Directors to certain of the Company’s employees, directors and consultants.

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

The 2019 Omnibus Incentive Plan (2019 Plan) was approved on May 1, 2019 and provides incentives through the grant of stock options, stock appreciation rights, restricted stock awards and restricted stock units.  The exercise price of stock options granted under the 2019 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant.  The 2019 Plan replaced the 1992 Stock Option Plan, the 2001 Stock Option Plan, the Amended and Restated 2004 Equity Incentive Plan, the 2009 Second Amended and Restated Omnibus Incentive Plan and the 2017 Omnibus Incentive Plan (Prior Plans), and no new grants have been granted under the Prior Plans after approval.  However, the expiration or forfeiture of options previously granted under the Prior Plans will increase the number of shares available for issuance under the 2019 Plan.

As of December 31, 2019, there were 3,344,242 shares available for future grant under the 2019 Plan.

Employee Stock Purchase Plan

Employees are able to purchase stock under the Vericel Corporation Employee Stock Purchase Plan (ESPP). The ESPP allows for the issuance of an aggregate of 1,000,000 shares of common stock of which 595,799 have been issued since the inception of the benefit in 2015. Participation in this plan is available to substantially all employees. The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. In January 2020, employees purchased 19,076 shares resulting in proceeds from the sale of common stock of $0.2 million under the ESPP for the fourth quarter of 2019. The total share-based compensation expense for the ESPP for the years ended December 31, 2019, 2018, and 2017 was approximately $0.3 million, $0.3 million, and $0.2 million, respectively.

Service-Based Stock Options

During the year ended December 31, 2019, the Company granted 2,033,760 service-based options to purchase common stock.  The exercise price of the options is the fair market value per share of common stock on the grant date, generally vest over four years (other than 78,750 non-employee director options which vest over one year) and have a term of ten years. The Company issues new shares upon the exercise of stock options.  The weighted average grant-date fair value of service-based options granted during the years ended December 31, 2019, 2018, and 2017 was $12.62, $6.96 and $1.99, respectively.

The net compensation costs recorded for the service-based stock options related to employees and directors (including the impact of forfeitures) for the years ended December 31, 2019, 2018, and 2017 were $11.8 million, $6.9 million and $2.5 million, respectively.

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table.

Year Ended December 31,
Service-Based Stock Options	2019	2018	2017
Expected dividend rate	—%	—%	—%
Expected stock price volatility	77.9-85.5%	82.3 – 88.3%	79.7 – 88.2%
Risk-free interest rate	1.4-2.7%	2.4 – 3.1%	1.39 – 2.3%
Expected life (years)	5.3 - 6.3	5.3 - 6.3	5.5 - 6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2018	4,790,683	$5.85	7.7	$11,407
Granted	2,033,760	$17.51
Exercised	(1,197,016)	$3.64
Expired	(36,561)	$26.16
Forfeited	(537,916)	$11.26
Outstanding at December 31, 2019	5,052,950	$10.35	7.7	$37,974
Exercisable at December 31, 2019	2,385,824	$7.49	6.5	$25,113

As of December 31, 2019, 4,700,318 shares are vested and expected to vest. As of December 31, 2019, there was approximately $16.6 million, of total unrecognized compensation cost related to non-vested service-based stock options granted under the 2019 Plan and the Prior Plans. That cost is expected to be recognized over a weighted-average period of 3.2 years.

The total intrinsic value of stock options vested for the years ended December 31, 2019, 2018, and 2017 was $12.4 million, $10.3 million and $0.7 million, respectively.

Restricted Stock Units

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

The following table summarizes the activity for restricted stock awards for the indicated periods:

Restricted Stock Units	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Term	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2018	—
Granted	186,922	$17.71		$3,310
Vested	—
Forfeited	(29,892)	$17.24
Unvested at December 31, 2019	157,030	$17.80	1.6	$2,732

The total grant-date fair value of restricted stock units granted in the year ended December 31, 2019 was $3.3 million. No restricted stock units were granted in 2018. The net compensation costs recorded for the service-based restricted stock units related to employees and directors (including the impact of forfeitures) for the year ended December 31, 2019 was $1.0 million.

At December 31, 2019, the total unrecognized compensation cost related to the restricted stock awards was $1.8 million and the weighted average period over which that cost is expected to be recognized was 3.1 years.

Stock Compensation Expense

Non-cash stock-based compensation expense (employee stock purchase plan, service-based stock options and restricted stock units) included in cost of goods sold, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Cost of goods sold	$2,029	$1,015	$428
Research and development	2,428	1,672	506
General, selling and administrative	8,722	4,536	1,746
Total non-cash stock-based compensation expense	$13,179	$7,223	$2,680

10.     Shareholders’ Equity

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

11.  Net Loss Per Common Share

The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2019	2018	2017
Numerator:
Net loss	$(9,665)	$(8,137)	$(17,286)
Denominator:
Denominator for basic and diluted EPS: weighted-average common shares outstanding	44,180	40,242	33,355
Net loss per share attributable to common shareholders (basic and diluted)	$(0.22)	$(0.20)	$(0.52)

Anti-dilutive shares excluded from the calculation of diluted earnings per share(a) (amounts in millions):
Stock options	5.1	4.8	4.6
Restricted stock unit awards	0.2	—	—
Warrants	—	—	0.9
(a) Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.

12.  Stock Purchase Warrants

 The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings. The fair value of the warrants described in the table above is measured using the Black-Scholes valuation model.  Inherent in the Black-Scholes valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

During the year ended December 31, 2019, the Company issued 19,808 shares of common stock upon the exercise warrants with an exercise price of 4.27. There are no warrants outstanding as of December 31, 2019.

ICT Warrants

On December 21, 2017, the Company received $5.2 million (gross of withholding tax) from Innovative Cellular Therapeutics CO., LTD. (ICT), of which $4.0 million was allocated to the purchase of a warrant for 818,424 shares of the Company's common stock based on the fair value on the date of grant and the remaining $1.2 million was allocated as consideration for the license agreement described in note 4. The fair value of the warrant was based on the closing price as of December 6, 2017 of $4.90 at an exercise price of $0.01 per share. On December 27, 2017, ICT exercised the warrant via a cashless exercise in exchange for 816,850 shares of the Company’s common stock. There were no warrants issued to ICT outstanding as of December 31, 2019.

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

	December 31, 2019				December 31, 2018
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,381	$5,381	$—	$—	$5,838	$5,838	$—	$—
Repurchase agreements	—	—	—	—	5,000	—	5,000	—
Commercial paper	11,892	—	11,892	—	30,710	—	30,710	—
Corporate notes	18,380	—	18,380	—	13,144	—	13,144	—
U.S. government securities	11,295	—	11,295	—	10,166	—	10,166	—
U.S. asset-backed securities	10,509	—	10,509	—	10,618	—	10,618	—
	$57,457	$5,381	$52,076	$—	$75,476	$5,838	$69,638	$—

The fair values of the cash equivalents and marketable securities are based on observable market prices.

14.  Income Taxes

Loss before income taxes for U.S and non-U.S operations was as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. loss	$(9,632)	$(8,056)	$(17,066)
Non U.S. loss	(33)	(81)	(220)
	$(9,665)	$(8,137)	$(17,286)

A reconciliation of income taxes computed using the federal statutory rate to the taxes reported in the consolidated statements of operations is as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Loss before income taxes	$(9,665)	$(8,137)	$(17,286)
Federal statutory rate	21%	21%	34%
Taxes computed at federal statutory rate	(2,030)	(1,709)	(5,877)
State taxes	(484)	(385)	(1,106)
Stock compensation	(1,329)	(605)	563
Federal and State Rate Change	(164)	839	11,749
Other	(49)	172	116
Change in valuation allowance	4,056	1,688	(5,445)
Reported income taxes	$—	$—	$—

Deferred tax assets (liabilities) consist of the following:

	Year Ended December 31,
(In thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$10,542	$10,969
Employee benefits and stock compensation	4,329	2,798
Research and development costs	7,851	9,067
Fixed assets	—	418
Intangible assets	4,350	—
Operating lease liability	102	—
Inventory reserve	3,303	2,339
Other, net	119	345
Total deferred tax assets	30,596	25,936
Less: valuation allowance	(29,991)	(25,936)
Total net deferred tax assets	605	—
Deferred tax liabilities:
Fixed assets	(605)	—
Total net deferred tax liabilities	(605)	—
Net deferred tax assets and liabilities	$—	$—

As of December 31, 2019, the Company’s U.S. federal and state tax net operating loss carryforwards available to offset future profits, after considering the annual Section 382 limit described below, are $42.2 million and $24.5 million, respectively.  These net operating loss carryforwards will expire between 2020 and 2039 with the exception of the federal net operating loss generated in 2018. The federal net operating loss of $1.5 million generated in 2018 can be carried forward indefinitely. The projected annual limitation on the use of the net operating losses that existed prior to September 17, 2014 as a result of our change in control in 2014 per Section 382 of the Internal Revenue Code is $0.8 million.  As a result, a significant portion of the net operating losses and tax credit carryforwards will expire prior to their utilization, regardless of the level of future profitability.

In accordance with the accounting guidance for income taxes, the Company estimated whether recoverability of its deferred tax assets is “more likely than not,” based on forecasts of taxable income in the related tax jurisdictions.  In this estimate, the Company uses historical results, projected future operating results based upon approved business plans, eligible carry forward periods, tax planning opportunities and other relevant considerations.  Based on these factors, including historical losses incurred by the Company, a full valuation allowance for the deferred tax assets, including the deferred tax assets for the aforementioned net operating losses and credits, has been provided since they are not more likely than not to be realized.  If the Company achieves profitability, these deferred tax assets may be available to offset future income taxes. The change in the valuation allowance was an increase of $4.1 million and $1.7 million for the years ended December 31, 2019 and 2018, respectively.

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

15. Employee Savings Plan

The Company has a 401(k) savings plan that allows participating employees to contribute a portion of their salary, subject to annual limits and minimum qualifications.  The Board may, at its sole discretion, approve Company matching contributions to the plan.  The Company made contributions of $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

16. NexoBrid License and Supply Agreements

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

In May 2019, the Company paid MediWound $17.5 million in consideration of the license. The $17.5 million upfront payment was recorded to research and development expense in the year ended December 31, 2019 as the license is considered in process research and development.  The Company is also obligated to pay MediWound $7.5 million upon U.S. regulatory approval of the BLA for NexoBrid and up to $125 million contingent upon meeting certain sales milestones.  The first sales milestone of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to it in North America exceed $75 million.  The Company also will pay MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions.  The U.S. Biomedical Advanced Research and Development Authority (BARDA) has committed to procure NexoBrid, and the Company will pay a percentage of gross profits to MediWound on initial committed amounts and a royalty on any additional BARDA purchases of NexoBrid beyond the initial committed amount.  The Company also entered into a supply agreement with MediWound under which MediWound will manufacture NexoBrid for the Company on a unit price basis which may be increased based on a published index. MediWound is obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. After the exclusivity period or upon supply failure, the Company will be permitted to establish an alternate source of supply. As of December 31, 2019, the milestone payments are not yet probable and therefore, not considered a commitment.

17. Commitments and Contingencies

Manufacturing and Supply Agreements

Matricel — In October 2015, the Company signed a long-term supply agreement with Matricel GmbH for the ACI-Maix collagen membrane used in the manufacture of MACI. Matricel supplied ACI-Maix membranes used in the production of MACI when it was previously marketed outside the U.S. by Genzyme Corporation, a Sanofi company. The Company and Matricel amended the agreement on March 17, 2018. Under the agreement, the Company has committed to purchase annually approximately $0.6 million per year, the Company has fulfilled this commitment for the years ended December 31, 2019, 2018 and 2017, respectively. The agreement is effective until December 31, 2022 and contains a 5-year renewal option by the Company and an additional 5-year automatic renewal, unless otherwise terminated.

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

The Company's purchase commitments consist of minimum purchase amounts of materials used in the Company's cell manufacturing process to manufacture its marketed cell therapy products. Future minimum purchase commitments related to our contractual obligations are as follows:

		Payments Due by Period
(in thousands)	Total	2020	2021	2022	2023	2024	More than 5 Years
Purchase commitments	$1,821	$607	$607	$607	$—	$—	$—

18. Supplementary Quarterly Financial Information (unaudited)
Quarterly earnings per share amounts may not sum to the totals for each of the years, since quarterly computations are based on weighted average common shares outstanding during each quarter.

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2019
Revenues	$21,810	$26,151	$30,499	$39,390	$117,850
Gross profit	13,170	17,129	21,175	28,805	80,279
Income (loss) from operations	(3,358)	(20,200)	3,097	9,210	(11,251)
Net (loss) income	(2,844)	(19,792)	3,470	9,501	(9,665)
Net (loss) income per share (Basic)	(0.07)	(0.45)	0.08	0.21	(0.22)
Net (loss) income per share (Diluted)	(0.07)	(0.45)	0.07	0.20	(0.22)

2018
Revenues	$18,027	$19,011	$22,484	$31,335	$90,857
Gross profit	10,361	11,284	14,346	22,706	58,697
Income (loss) from operations	(4,322)	(4,246)	(1,336)	5,995	(3,909)
Net (loss) income	(7,659)	(4,651)	(1,069)	5,242	(8,137)
Net (loss) income per share (Basic)	(0.21)	(0.12)	(0.02)	0.12	(0.20)
Net (loss) income per share (Diluted)	(0.21)	(0.12)	(0.02)	0.11	(0.20)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 There are none to report.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its certifying officers, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of December 31, 2019, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management concluded our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2019, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K, and is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2019 Annual Meeting of Shareholders scheduled for April 29, 2020.

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

4.5	Description of Capital Stock

10.1 #	2004 Equity Incentive Plan, attached as Exhibit 10.82 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, incorporated herein by reference.

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

Exhibit No.	Description
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

10.23 #
First Amendment to Executive Employment Agreement by and between Dominick C. Colangelo and the Company, dated September 14, 2017 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed September 19, 2017).

10.24 #
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

10.26
First Amendment to Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated August 10, 2017 (incorporated herein by reference to Exhibit 10.8 on Form 10-Q filed November 7, 2017).

10.27 †	Form of Warrant issued by the Company to each of SVB and MidCap (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed December 8, 2017).

10.28	Warrant issued by the Company to ICT (incorporated herein by reference to Exhibit 10.7 on Form 8-K filed December 28, 2017).

10.29 †
Second Amendment to Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated October 13, 2017 (incorporated herein by reference to Exhibit 10.56 on Form 10-K filed March 8, 2018).

10.30 †
Third Amendment to Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated November 14, 2017 (incorporated herein by reference to Exhibit 10.57 on Form 10-K filed March 8, 2018).

10.31 †
Fourth Amendment to Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated July 25, 2018 (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed November 6, 2018).

10.32 †	Dispensing Agreement by and between AllCare Plus Pharmacy and the Company, dated July 26, 2018 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q, filed November 6, 2018).

Exhibit No.	Description
10.33 †
Fifth Amendment to Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated October 18, 2018 (incorporated herein by reference to Exhibit 10.3 on Form 10-Q filed November 6, 2018).

10.34 #	Amended and Restated Non-employee Director Compensation Guidelines (incorporated herein by reference to Exhibit 10.58 on Form 10-K filed March 5, 2018).

10.35 †
Amended and Restated ACI-Maix Supply Agreement, dated March 17, 2018, as amended, by and between the Company and Matricel GMBH (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed May 8, 2018).

10.36 #	2017 Omnibus Incentive Plan (previously filed as Appendix I to the Company's definitive proxy statement on Schedule 14A, filed March 20, 2017 and incorporated herein by reference).

10.37 #**	Form of New Hire Incentive Stock Option Agreement under the 2017 Omnibus Incentive Plan.

10.38 #**	Form of Incentive Stock Option Award Agreement under the 2017 Omnibus Incentive Plan.

10.39 #**	Form of Non-Employee Director Award Agreement under the 2017 Omnibus Incentive Plan.

10.40 #**	Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Incentive Plan.

10.41 #	Vericel Corporation 2019 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed May 1, 2019).

10.42 #	Form of Incentive Stock Option Agreement for employees under the 2019 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed May 1, 2019).

10.43 #	Form of Incentive Stock Option Agreement for New Hires under the 2019 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed May 1, 2019).

10.44 #	Form of Non-Qualified Stock Option Agreement under the 2019 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed May 1, 2019).

10.45 #	Form of Restricted Stock Unit Award Agreement for Employees under the 2019 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 on Form 8-K filed May 1, 2019).

10.46 #	Form of Restricted Stock Unit Award Agreement for Non-employees under the 2019 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 on Form 8-K filed May 1, 2019).

10.47
Sixth Amendment to Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated April 18, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed August 6, 2019).

10.48 †	First Amendment to Dispensing Agreement by and between AllCare Plus Pharmacy and the Company, dated May 1, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q, filed August 6, 2019)

10.49 †	License Agreement between the Company and Mediwound LTD., dated May 6, 2019 (incorporated herein by reference to Exhibit 10.9 on Form 10-Q filed August 6, 2019).

10.50 †	Supply Agreement between the Company and Mediwound LTD., dated May 6, 2019 (incorporated herein by reference to Exhibit 10.10 on Form 10-Q filed August 6, 2019).

Exhibit No.	Description

10.51 #	Amended and Restated Employment Agreement by and between Michael Halpin and the Company, dated September 14, 2017 (incorporated herein by reference to Exhibit 10.11 on Form 10-Q filed August 6, 2019).

10.52 #
First Amendment to Executive Employment Agreement, executed and effective June 3, 2019, by and between the Company and Michael Halpin (incorporated herein by reference to Exhibit 10.12 on Form 10-Q, filed August 6, 2019).

21.1**	Subsidiaries of Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

#            Management contract or compensatory plan or arrangement covering executive officers or directors of Vericel.
†            Confidential treatment status has been granted as to certain portions thereto, which portions are omitted and filed separately with the Securities and Exchange Commission.
* Furnished herewith.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 25, 2020
Vericel Corporation

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on behalf of the registrant on February 25, 2020 by the following persons in the capacities indicated.

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