Form 10-Q
period 2020-03-31
Vericel Corp
filed 2020-05-11
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2020
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

Registrant’s telephone number, including area code: (617) 588-5555

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

As of April 30, 2020, 45,110,635 shares of Common Stock, no par value per share, were outstanding.

VERICEL CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

ITEM I - FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$45,623	$26,889
Short term investments	35,957	42,829
Accounts receivable (net of allowance for doubtful accounts of $223 and $306, respectively)	24,171	32,168
Inventory	7,282	6,816
Other current assets	3,504	2,953
Total current assets	116,537	111,655
Property and equipment, net	7,423	7,144
Restricted cash	89	89
Right-of-use assets	24,496	25,103
Long term investments	1,720	9,247
Total assets	$150,265	$153,238
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,400	$6,345
Accrued expenses	6,149	7,948
Current portion of operating lease liabilities	5,535	5,461
Other liabilities	41	41
Total current liabilities	18,125	19,795
Operating lease liabilities	21,597	22,242
Other long-term liabilities	91	110
Total liabilities	39,813	42,147
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 44,963 and 44,864, respectively	$493,774	$489,749
Other comprehensive gain	62	21
Accumulated deficit	(383,384)	(378,679)
Total shareholders’ equity	110,452	111,091
Total liabilities and shareholders’ equity	$150,265	$153,238

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Product sales, net	$26,678	$21,810
Cost of product sales	9,922	8,640
Gross profit	16,756	13,170
Research and development	3,763	3,008
Selling, general and administrative	18,069	13,520
Total operating expenses	21,832	16,528
Loss from operations	(5,076)	(3,358)
Other income (expense):
Interest income	306	480
Interest expense	(2)	(2)
Other income	67	36
Total other income (expense)	371	514
Net loss	$(4,705)	$(2,844)
Net loss per share attributable to common shareholders (Basic and Diluted)	$(0.10)	$(0.07)
Weighted average number of common shares outstanding (Basic and Diluted)	44,924	43,725

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	March 31,
	2020	2019
Net loss	$(4,705)	$(2,844)
Other comprehensive loss:
Unrealized gain on investments	41	42
Comprehensive loss	$(4,664)	$(2,802)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
(Unaudited, amounts in thousands)

	Common Stock		Warrants	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Amount
BALANCE, DECEMBER 31, 2019	44,864	$489,749	—	$21	$(378,679)	$111,091
Net loss					(4,705)	(4,705)
Compensation expense related to stock options and restricted stock units granted, net of forfeitures		3,768				3,768
Stock option exercises	57	196				196
Shares issued under the Employee Stock Purchase Plan	20	224				224
Issuance of stock upon restricted stock unit vesting	36					—
Restricted stock withheld for employee tax remittance	(14)	(163)				(163)
Unrealized gain on investments				41		41
BALANCE, MARCH 31, 2020	44,963	$493,774	—	$62	$(383,384)	$110,452

	Common Stock		Warrants	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Amount
BALANCE, DECEMBER 31, 2018	43,578	$471,180	$104	$(39)	$(369,014)	$102,231
Net loss					(2,844)	(2,844)
Compensation expense related to stock options and restricted stock units granted, net of forfeitures		2,628				2,628
Stock option exercises	228	780				780
Shares issued under the Employee Stock Purchase Plan	19	218				218
Unrealized gain on investments				42		42
BALANCE, MARCH 31, 2019	43,825	$474,806	$104	$3	$(371,858)	$103,055

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(4,705)	$(2,844)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	533	324
Stock compensation expense	3,768	2,628
Foreign currency translation loss	7	6
Amortization of premiums and discounts on marketable securities	(20)	(215)
Amortization and interest accretion related to operating leases	794	387
Changes in operating assets and liabilities:
Inventory	(466)	(505)
Accounts receivable	7,997	4,680
Prepaid and other current assets	(549)	168
Accounts payable	(59)	(1,368)
Accrued expenses	(1,864)	(2,751)
Operating lease liabilities	(750)	(310)
Other non-current assets and liabilities, net	—	(46)
Net cash provided by operating activities	4,686	154
Investing activities:
Purchases of short term investments	(5,676)	(10,686)
Maturities of short term investments	20,135	26,580
Expenditures for property, plant and equipment	(717)	(232)
Net cash provided by investing activities	13,742	15,662
Financing activities:
Net proceeds from common stock issuance due to stock option exercises	420	998
Payments on employee's behalf for taxes related to vesting of restricted stock unit awards	(97)	—
Other	(17)	(16)
Net cash provided by financing activities	306	982
Net increase in cash, cash equivalents, and restricted cash	18,734	16,798
Cash, cash equivalents, and restricted cash at beginning of period	26,978	18,286
Cash, cash equivalents, and restricted cash at end of period	$45,712	$35,084

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

Vericel Corporation, a Michigan corporation (together with its consolidated subsidiaries referred to herein as the Company, Vericel, we, us or our), was incorporated in March 1989 and began employee-based operations in 1991. The Company is a fully-integrated, commercial-stage biopharmaceutical company and is a leader in advanced cell therapies for the sports medicine and severe burn care markets. Vericel currently markets two cell therapy products, MACI® and Epicel®, in the United States. Vericel obtained both products in May 2014, as part of the acquisition of certain assets and the assumption of certain liabilities from Sanofi, a French société anonyme (Sanofi).

MACI® (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. The Company also markets Epicel® (cultured epidermal autografts), a permanent skin replacement Humanitarian Use Device (HUD) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (TBSA). The Company operates its business primarily in the U.S. in one reportable segment — the research, product development, manufacture and distribution of biopharmaceuticals for use in the treatment of specific diseases.
COVID-19

The novel coronavirus (COVID-19) outbreak was first reported by China in late December 2019 and rapidly spread globally. The World Health Organization (WHO) declared the outbreak a pandemic on March 11, 2020 and the President of the United States declared a national health emergency two days later. Subsequently most states' governments, including those in Massachusetts and Michigan where the Company's operations are located, issued, and have subsequently extended orders requiring businesses that do not conduct essential services to temporarily close their physical workplaces to employees and customers. Vericel is currently deemed an essential business and, as a result, is exempt from these state orders in their current form.
Notwithstanding being an essential business, the Company’s business and operations have been, and are expected to continue to be, adversely impacted by the effects of COVID-19 as a result of various factors including, without limitation, the imposition of a widespread moratorium on the conduct of elective surgical procedures in the United States, the recent economic downturn due to the pandemic, the imposition of related public health measures and travel and business restrictions and disruptions to the ability of the Company’s employees to perform their jobs.
The implantation of MACI is an elective surgical procedure. On March 13, 2020 and March 14, 2020, the American College of Surgeons and United States Surgeon General, respectively, recommended that each hospital, health system, and surgeon minimize, postpone, or cancel electively scheduled surgeries, which has resulted in a reduction in MACI sales. The stated purpose for these recommendations was that every elective surgery could spread COVID-19 within a facility, use up personal protective equipment (PPE) which may be needed by healthcare workers treating COVID-19 patients, and burden hospital workforce who may be needed to respond to COVID-19. These recommendations were followed by numerous state level executive orders either banning or partially banning elective surgeries. By April 3, 2020, 31 U.S. states had issued executive mandates calling for the suspension of elective or non-essential surgeries. These 31 states represent an estimated 69% of total U.S. surgical capacity. In addition, 14 states had either announced recommendations by state health agencies or voluntary initiatives by hospitals in these states to suspend elective surgeries. These 14 states represent an estimated 28% of total U.S. surgical capacity. In total by early April 45 states, representing over 95% of total U.S. surgical capacity had issued either mandates or recommendations and guidelines suspending elective procedures.
As a result of these restrictions, beginning in mid-March 2020, the Company started to experience a significant increase in cancellations of scheduled MACI procedures as well as a slowdown in new MACI orders. The cancellations negatively impacted the Company’s results of operations for the quarter ended March 31, 2020. The Company’s MACI business will continue to be negatively impacted so long as multiple state orders remain in effect restricting elective surgical procedures. Epicel may be less directly impacted by the pandemic given the critical nature of severe burn injuries, however trauma injury admissions have also been reported to be reduced due to the various COVID-19 related restrictions. Given the rare nature of the severe burns Epicel treats, it is difficult to ascertain whether a similar decline is occurring with severe burns. In addition, any prolonged disruption of the Company’s employees, distributors, suppliers or customers will impact its sales and operating results that could lead to potential impairments to inventory and accounts receivable.

Going Concern

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of March 31, 2020, the Company has an accumulated deficit of $383.4 million and had a net loss of $4.7 million for the three months ended March 31, 2020.  The Company had cash and cash equivalents of $45.7 million and investments of $37.7 million as of March 31, 2020. The Company expects that existing cash, cash equivalents and investments will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these financial statements. However, the continuing effects of the COVID-19 pandemic may require the Company to engage in layoffs, furloughs and/or reductions in salary, all of which may result in irrecoverable losses of customers and significantly impact long-term liquidity. If current elective surgery restrictions persist for 12 months or longer, the Company may need to access additional capital; however, the Company may not be able to obtain financing on acceptable terms or at all, particularly in light of the impact of COVID-19 on the global economy and financial markets. The terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders.

2. Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in U.S. GAAP requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on our customers. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates. As of March 31, 2020, the Company has not recorded impairments to inventory, other current assets or longed-lived assets as a result of the COVID-19 pandemic and does not expect material impairments in the future. The Company has assessed the impact of COVID-19 on accounts receivables (see note 4) and investments (see note 8).

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 25, 2020 (Annual Report).

Consolidated Statement of Cash Flows

The following table presents certain supplementary cash flows information for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Supplementary Cash Flows information:
Non-cash information:
Right-of-use asset and lease liability recognized	326	185
Additions to equipment in process included in accounts payable	105	455
Restricted shares held for employee tax remittance included in accounts payable	66	—

Total cash, cash equivalents, and restricted cash of $45.7 million as of March 31, 2020, shown in the statement of cash flows is comprised of cash and cash equivalents of $45.6 million and restricted cash of $0.1 million which is included in other long term assets on the consolidated balance sheet.

3. Recent Accounting Pronouncements

Measuring Credit Losses on Financial Instruments

The FASB issued updated guidance on measuring credit losses on financial instruments. The guidance removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Prior to the updated guidance, credit losses are recognized when it is probable that the loss has been incurred. The revised guidance removes all recognition thresholds and requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that a company expected to collect over the instrument’s contractual life. The Accounting Standard Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326), became effective for the Company January 1, 2020. See note 4 and note 8 for further discussion.

Fair Value Measurement Disclosure

The FASB issued updated guidance through ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The revised guidance is intended to develop a more consistent disclosure framework that will increase clarity, remove, modify and add certain fair value disclosures to improve the effectiveness of the Company’s disclosures in the notes of the financial statements. This guidance became effective for the Company January 1, 2020 and had no impact to its consolidated financial statements.

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
MACI Implants
The Company contracts with two specialty pharmacies, Orsini Pharmaceutical Services, Inc. (Orsini) and AllCare Plus Pharmacy, Inc. (AllCare) to distribute its MACI product in arrangements whereby the Company retains the credit and collection risk from the end customer. The Company pays both specialty pharmacies a fee for each patient to whom MACI is dispensed. Both Orsini and AllCare perform collection activities to receive payment from customers. The Company has engaged a third-party to provide services in connection with a patient support program to manage patient cases and to ensure complete and correct billing information is provided to the insurers and hospitals. In addition, the Company also sells MACI directly to DMS Pharmaceutical (DMS) for military implants. The sales directly to DMS are sold at a contracted rate. There is no expected impact of COVID-19 on the Company's distributors or third-party service providers' ability to manage patient cases.

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

When the Company sells MACI the patient is responsible for payment, however, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates or a fee schedule. Net product revenue is recognized net of contractual allowances, which considers historical collection experience from both the payer and patient and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. These estimates include the impact of contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for the Company's accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The Company assesses risk and determines a loss percentage by pooling account receivables based on similar risk characteristics. The loss percentage is based on current and historical information as well as reasonable and supportable forecasts. This loss percentage was applied to the accounts receivables as of March 31, 2020. The total allowance for uncollectible consideration was $3.5 million as of March 31, 2020 and $3.9 million at December 31, 2019. The allowance includes estimated impacts of the COVID-19 outbreak and its potential impact on collections from third-party insurers, government payers, hospitals and patients. Changes to the estimate of the amount of consideration that will not be collected could have a material impact to the revenue recognized. A 0.5% change to the estimated uncollectible percentage could result in approximately a $0.5 million decrease or increase in the revenue recognized for the three months ended March 31, 2020.

Changes in estimates of the transaction price are recorded through revenue in the period in which such change occurs. Changes in estimates related to prior period sales resulted in an increase to revenue of $1.2 million and decrease of $0.04 million for the three months ended March 31, 2020 and 2019, respectively. The change in estimate recorded during the three-months ended March 31, 2020 was primarily due to completion of the billing claims process for implants that occurred in late 2019. Upon completion of the billing claims process, the Company concluded that it was probable that a significant reversal in the amount of revenue recognized would not occur.

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
Revenue by Product and Customer
The following table and description below shows the products from which the Company generated its revenue:

	Three Months Ended March 31,
Revenue by product (in thousands)	2020	2019
MACI implants and kits
Implants based on contracted rate sold through a specialty pharmacy (a)	$11,338	$9,787
Implants subject to third party reimbursement sold through a specialty pharmacy (b)	3,730	2,743
Implants sold direct based on contracted rates (c)	3,109	3,226
Implants sold direct subject to third party reimbursement (d)	436	322
Biopsy kits - direct bill	466	542
Change in estimates related to prior periods (e)	1,207	(37)
Epicel
Direct bill (hospital)	6,392	5,227
Total revenue	$26,678	$21,810

(a) Represents implants sold through Orsini and AllCare in both 2020 and 2019 in which such specialty pharmacies have entered into a direct contract with the underlying insurance provider. The amount of reimbursement is based on contracted rates at the time of sale supported by the pharmacy's direct contracts. Also represents direct sales under a contract to the specialty distributor DMS.

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

(e) Primarily represents changes in estimates related to implants sold through Orsini or AllCare in which such specialty pharmacy does not have a direct contract with the underlying payer. The initial estimate of the amount of reimbursement is established based on a payer or state fee schedule and/or payer history. The change in estimates is a result of additional information or actual cash collections received in the current period.

Concentration of Credit Risk

The table below shows the Company’s total Epicel revenue and accounts receivable balances from customers whose revenue or accounts receivable concentration is greater than 10% in any of the periods disclosed below. The Company did not have MACI revenue or accounts receivable concentrations greater than 10% in any of the periods disclosed below.

	Revenue Concentration		Accounts Receivable Concentration
	Three Months Ended March 31,		March 31,	December 31,
	2020	2019	2020	2019
Epicel	12%	9%	3%	2%

5. Selected Balance Sheet Components

Inventory

Inventory as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Raw materials	$6,576	$6,085
Work-in-process	617	541
Finished goods	89	190
Inventory	$7,282	$6,816

Property and Equipment

Property and Equipment, net as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Machinery and equipment	$3,096	$3,152
Furniture, fixtures and office equipment	810	775
Computer equipment and software	6,220	6,174
Leasehold improvements	5,256	5,256
Construction in process	1,532	859
Financing right-of-use lease	138	148
Total property and equipment, gross	17,052	16,364
Less accumulated depreciation	(9,629)	(9,220)
	$7,423	$7,144

Depreciation expense for the three months ended March 31, 2020 was $0.5 million and $0.3 million for the same period in 2019.

Accrued Expenses

Accrued Expenses as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Bonus related compensation	$2,014	$5,116
Employee related accruals	2,653	1,785
Other accrued expenses	1,482	1,047
Accrued expenses	$6,149	$7,948

6.	Leases

The Company leases facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. The Ann Arbor facility includes office space, and the Cambridge facility includes clean rooms, laboratories for MACI and Epicel manufacturing and office space. The Company also leases offsite warehouse space, vehicles and computer equipment. Certain of the Company’s lease agreements include lease payments that are adjusted periodically for an index or rate. The leases are initially measured using the projected payments adjusted for the index or rate in effect at the commencement date. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. All operating lease commitments with a lease term greater than 12 months are recognized as right to use assets and liabilities, on a discounted basis on the balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet and for both the three months ended March 31, 2020 and 2019, lease expense of less than $0.1 million was recorded related to short-term leases.

The contribution toward the cost of tenant improvements is recorded as a reduction of the operating lease assets. For the three months ended March 31, 2020 and 2019, the Company recognized $1.4 million and $1.3 million of operating lease expense and less than $0.1 million of financing lease expense for the three months ended March 31, 2020 and 2019, respectively. The Company’s leases contain non-lease components and activities that do not transfer a good or service to the Company. The Company elected not to combine lease and non-lease components and therefore non-lease costs were not included in the net lease assets or lease liabilities.

Total leased assets and liabilities as reassessed under the updated guidance and classified on the balance sheet, as of March 31, 2020 and December 31, 2019 are as follows:

(In thousands)	Classification	March 31, 2020	December 31, 2019
Assets
Operating	Right-of-use assets	$24,496	$25,103
Finance	Property and equipment, net	139	148
		$24,635	$25,251
Liabilities
Current
Operating	Current portion of operating lease liabilities	$5,535	$5,461
Finance	Other liabilities	41	41
		$5,576	$5,502
Non-current
Operating	Operating lease liabilities	$21,597	$22,242
Finance	Other long-term liabilities	91	110
		$21,688	$22,352

7.     Stock-Based Compensation

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

As of March 31, 2020, there were 1,959,142 shares available for future grant under the 2019 Plan.

Employee Stock Purchase Plan

Employees are able to purchase stock under the Vericel Corporation Employee Stock Purchase Plan (ESPP). The ESPP allows for the issuance of an aggregate of 1,000,000 shares of common stock of which 628,770 have been issued since the inception of the benefit in 2015. Participation in this plan is available to substantially all employees. The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. In April 2020, employees purchased 32,971 shares resulting in proceeds from the sale of common stock of $0.2 million under the ESPP for the first quarter of 2020.

Service-Based Stock Options

During the three months ended March 31, 2020, the Company granted 1,186,140 service-based options to purchase common stock.  The exercise price of the options is the fair market value per share of common stock on the grant date, generally vest over four years (other than non-employee director options which vest over one year) and have a term of ten years. The Company issues new shares upon the exercise of stock options.  The weighted average grant-date fair value of service-based options granted during the three months ended March 31, 2020 and 2019 was $8.64 and $12.82, respectively.

Restricted Stock Units

During the three months ended March 31, 2020 and 2019, the Company granted 186,136 and 176,422, service-based restricted stock units, respectively. The restricted stock units vest annually over four years in equal installments commencing on the first anniversary of the grant date (other than non-employee director options which vest over one year from the grant date). The Company issues new shares upon the vesting of restricted stock units. Restricted stock awards are recorded at fair value at the date of grant, which is based on the closing share price on the grant date. Compensation expense is recorded for restricted stock units that are expected to vest based on their fair value at grant date and is amortized over the expected vesting period. The weighted average grant-date fair value of restricted stock units granted during the three months ended March 31, 2020 and 2019 was $11.24 and $17.77, respectively. The aggregate fair value of restricted stock units for the three months ended March 31, 2020 and 2019 was $2.1 million and $3.1 million, respectively.

As restricted stock units vest, a portion of the shares awarded are withheld and net settled by the Company to cover employee tax obligations. As a result of 36,212 units vesting in the three months ended March 31, 2020, 13,872 shares were withheld for payment of taxes on the employee's behalf and retired from the 2019 Plan.

Stock Compensation Expense

Non-cash stock-based compensation expense (employee stock purchase plan, service-based stock options and restricted stock units) included in cost of goods sold, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cost of goods sold	$493	$260
Research and development	513	525
General, selling and administrative	2,762	1,843
Total non-cash stock-based compensation expense	$3,768	$2,628

8. Cash Equivalents and Investments

Marketable debt securities held by the Company are classified as available-for-sale and carried at fair value in the accompanying consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Gross Unrealized				Estimated Fair Value
	Amortized Cost	Gains	Losses	Credit Losses
Money market funds	$32,089	$—	$—	—	$32,089
Commercial paper	7,061	—	—	—	7,061
Corporate notes	14,466	—	(44)	—	14,422
U.S. government securities	7,786	103	—	—	7,889
U.S. asset-backed securities	8,303	3	—	—	8,306
	$69,705	$106	$(44)	$—	$69,767
Classified as:
Cash equivalents					$32,090
Short term investments					35,957
Long term investments					1,720
					$69,767

	December 31, 2019
	Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses
Money market funds	$5,381	$—	$—	$5,381
Commercial paper	11,892	—	—	11,892
Corporate notes	18,369	11	—	18,380
U.S. government securities	11,291	4	—	11,295
U.S. asset-backed securities	10,503	6	—	10,509
	$57,436	$21	$—	$57,457
Classified as:
Cash equivalents				$5,381
Short-term investments				42,829
Long term investments				9,247
				$57,457

There were no marketable securities that the Company considers to be other-than-temporarily impaired as of March 31, 2020 and December 31, 2019. The Company's investment strategy is to buy short-duration marketable securities with a high credit rating. As of March 31, 2020, all marketable securities held by the Company had remaining contractual maturities of three years or less.
If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary,” including the Company’s intention to sell and, if so, mark the investment to market through a charge to our consolidated statement of operations. Upon adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), the Company evaluated its investments for impairment under the new framework. Any allowance for credit losses are recorded at the lower of either the fair market value less book value or the difference between the present value of future cash flows and the book value. As of March 31, 2020, the analysis under ASU 2016-13 and the current macroeconomic impact of the COVID-19 pandemic did not result in material allowances for credit losses. There have been no impairments of the Company’s assets measured and carried at fair value for the three months ended March 31, 2020.

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

There was no movement between Level 1 and Level 2 or between Level 2 and Level 3 from December 31, 2019 to March 31, 2020. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, government securities and asset-backed securities are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2020				December 31, 2019
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	32,089	32,089	—	—	5,381	5,381	—	—
Repurchase agreements	—	—	—	—	—	—	—	—
Commercial paper	7,061	—	7,061	—	11,892	—	11,892	—
Corporate notes	14,422	—	14,422	—	18,380	—	18,380	—
U.S. government securities	7,889	—	7,889	—	11,295	—	11,295	—
U.S. asset-backed securities	8,306	—	8,306	—	10,509	—	10,509	—
	69,767	32,089	37,678	—	57,457	5,381	52,076	—

The fair values of the cash equivalents and marketable securities are based on observable market prices.     See note 8 for impact of ASU 2016-13 on the investment valuation.

10.  Net Loss Per Common Share

The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2020	2019
Numerator:
Net loss	$(4,705)	$(2,844)
Denominator:
Basic and diluted EPS: weighted-average common shares outstanding	44,924	43,725
Net loss per share attributable to common shareholders (basic and diluted)	$(0.10)	$(0.07)

Anti-dilutive shares excluded from the calculation of diluted earnings per share(a) (amounts in millions):
Stock options	6.2	6.0
Restricted stock unit awards	0.3	0.2
Warrants	—	0.1
(a) Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.

11. NexoBrid License and Supply Agreements

On May 6, 2019, the Company entered into exclusive license and supply agreements with MediWound Ltd. (MediWound) to commercialize NexoBrid® and any improvements to Nexobrid in all countries of North America. NexoBrid is a topically administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns.

NexoBrid is currently in clinical development in North America, and pursuant to the terms of the license agreement, MediWound will continue to conduct all clinical activities described in the development plan to support the BLA filing with the United States Food and Drug Administration under the supervision of a Central Steering Committee comprised of members of each party.

In May 2019, the Company paid MediWound $17.5 million in consideration of the license. The $17.5 million upfront payment was recorded to research and development expense during 2019, as the license is considered in process research and development.  The Company is also obligated to pay MediWound $7.5 million upon U.S. regulatory approval of the BLA for NexoBrid and up to $125 million contingent upon meeting certain sales milestones.  The first sales milestone of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to it in North America exceed $75 million.  The Company also will pay MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions.  The U.S. Biomedical Advanced Research and Development Authority (BARDA) has committed to procure NexoBrid, and the Company will pay a percentage of gross profits to MediWound on initial committed amounts and a royalty on any additional BARDA purchases of NexoBrid beyond the initial committed amount.  The Company also entered into a supply agreement with MediWound under which MediWound will manufacture NexoBrid for the Company on a unit price basis which may be increased based on a published index. MediWound is obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. After the exclusivity period or upon supply failure, the Company will be permitted to establish an alternate source of supply. As of March 31, 2020, the milestone payments are not yet probable and therefore, not considered a commitment.

12. Commitments and Contingencies

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
COVID-19

The novel coronavirus (COVID-19) outbreak was first reported by China in late December 2019 and rapidly spread globally. The World Health Organization (WHO) declared the outbreak a pandemic on January 30, 2020 and the President of the United States declared a national health emergency. Subsequently most states' governments, including those in Massachusetts and Michigan where the Company's operations are located, issued, and have subsequently extended orders requiring businesses that do not conduct essential services to temporarily close their physical workplaces to employees and customers. We are currently deemed an essential business and, as a result, is exempt from these state orders.
Notwithstanding being an essential business, our business and operations have been, and are expected to continue to be, adversely impacted by the effects of COVID-19 as a result of various factors including, without limitation, the imposition of a widespread moratorium on the conduct of elective surgical procedures in the United States, the recent economic downturn due to the pandemic, the imposition of related public health measures and travel and business restrictions and disruptions to the ability of the our employees to perform their jobs.
The implantation of MACI is an elective surgical procedure. On March 13, 2020 and March 14, 2020, the American College of Surgeons and the United States Surgeon General, respectively, recommended that each hospital, health system, and surgeon minimize, postpone, or cancel electively scheduled surgeries, which has resulted in a significant reduction in MACI sales. The stated purpose for these recommendations was that every elective surgery could spread COVID-19 within a facility, use up personal protective equipment (PPE) which may be needed by healthcare workers treating COVID-19 patients, and burden hospital workforce who may be needed to respond to COVID-19. These recommendations were followed by numerous state level executive orders either banning or partially banning elective surgeries. By April 3, 2020, 31 U.S. states had issued executive mandates calling for the suspension of elective or non-essential surgeries. These 31 states represent an estimated 69% of total U.S. surgical capacity. In addition, 14 states have either announced recommendations by state health agencies or voluntary initiatives by hospitals in these states to suspend elective surgeries. These 14 states represent an estimated 28% of total U.S. surgical capacity. By early April, 45 states, representing over 95% of total U.S. surgical capacity had issued either mandates or recommendations and guidelines suspending elective procedures.
As a result of these restrictions, beginning in mid-March 2020, we started to experience a significant increase in cancellations of scheduled MACI procedures as well as a slowdown in new MACI orders. The number of MACI procedures scheduled to occur in the first quarter that were canceled between March 15, 2020 and the end of the quarter reduced the volume of MACI implants for the quarter by approximately 9%. The cancellations have negatively impacted the Company’s results of operations and cash flows for the quarter ended March 31, 2020. Our MACI business will continue to be negatively impacted so long as multiple orders restricting elective surgical procedures remain in effect. Although we believe Epicel may be less directly impacted by COVID-19 given the critical nature of severe burn injuries, trauma injury admissions have reportedly been reduced as a result of the various COVID-19 related restrictions and potential reluctance on the part of patients to seek care in light of COVID-19. In addition, any prolonged material disruption of the Company’s employees, distributors, suppliers or customers will impact its sales and operating results that could lead to potential impairments to inventory and accounts receivable.

On April 16, 2020, the United States Federal government issued guidelines that recommend a three-phase approach for states and counties to begin relaxing the multiple commercial and personal restrictions put in place to slow the COVID-19 outbreak. The guidelines defer to states on reopening decisions and do not set a timeline for removing coronavirus restrictions. They call for states and counties to meet a series of criteria prior to reopening, including observing a downward trajectory of COVID-19 cases for 14 days and expanding testing for at-risk health care workers. The first of the three phases allows for the resumption of elective surgeries in hospitals which meet certain U.S. Centers for Medicare & Medicaid Services (CMS) guidelines. These guidelines include the ability to treat all patients without crisis standard of care and having in place a robust testing program for at-risk healthcare workers, including emerging antibody testing. As of May 1, 2020 approximately 25 states representing an estimated 60% of total U.S. surgical capacity had rescinded restrictions on elective surgery. Within each state it is not known what amount of surgical capacity is now available since certain institutions may not meet the required CMS guidelines. It is unknown when other states will rescind elective surgical restrictions and it is possible future outbreaks of COVID-19 may require such restrictions again. Patient concerns regarding risk of exposure to COVID-19 or increased unemployment could also have an impact on demand for MACI.
We have implemented a number of initiatives to maintain our near-term and future growth opportunities while supporting patients and reducing non-essential discretionary spending, including the imposition of a temporary moratorium on new employee hiring. In March 2020, we initiated protective measures in response to the COVID-19 outbreak including the canceling of all business-related international travel, requesting employees limit non-essential personal travel, enhancing our facilities’ janitorial and sanitary procedures and the provision of certain personal protective equipment to employees working in our offices, encouraging employees to work from home to the extent their job function enables them to do so, limiting third-party access to our facilities, encouraging the use of virtual meetings, and modifying the manner and schedule of on-site production activities. We are reviewing all of these measures on a daily basis as the situation evolves, and we are likely to take additional actions as we learn more and as instruction is provided by national, state and local governmental agencies.
We continue to manufacture MACI and Epicel and maintains a significant safety stock of all key raw materials.  We do not expect current supply chain interruptions will impact the Company’s ongoing manufacturing operations.  The Company also continues to plan for a mid-2020 submission of the NexoBrid BLA to the FDA.  With respect to customer delivery, MACI final product has an established shelf life of 6 days and established shipping shelf life of 3 days.  Currently, MACI is picked up by courier and shipped by commercial air or ground transportation to our customer’s location.  Epicel final product has an established shelf life of 24 hours and is hand carried to customer hospital sites by courier. Transportation is primarily commercial or charter airline.  Although we have not experienced material shipping delays or increased costs to date, significant disruption of air travel could result in the inability to deliver MACI or Epicel final products to customer sites within appropriate timeframes, which could further adversely impact our business.

For a discussion of additional risks associated with COVID-19, please see Item 1A. Risk Factors.

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

In the U.S., the physician target audience which repairs cartilage defects is concentrated and is partly comprised of a group of orthopedic surgeons who self-identify and/or have a formal specialty as sports medicine physicians. We believe this target audience is approximately 3,000 physicians. In addition to sports medicine physicians there is a population of approximately 8,000 general orthopedic surgeons who treat cartilage injuries, although typically at a much lower average volume relative to the sports medicine segment. As of March 31, 2020, we have expanded the number of MACI sales representative and clinical support specialists to 71 to enable the sales force to call on 2,000 of the general orthopedic surgeons. Amid the COVID-19 outbreak, the sales representatives and clinical support specialists are adapting their practices to support physician education initiatives using virtual tools in regions where executive orders or hospital restrictions preclude their physical presence. MACI sales and clinical representatives are continuing to provide on-site assistance for MACI surgical procedures, so long at the representative’s presence is in accordance with governmental orders and the policies and procedures of the relevant hospital or surgical center. Most private payers have a medical policy that covers treatment with MACI with the top 30 largest commercial payers having a formal medical policy for MACI or ACI in general. Even for private payers which have not yet approved a medical policy for MACI, for medically appropriate cases, we often obtain approval on a case-by-case basis. For the three months ended March 31, 2020 and 2019, net revenues were $20.3 million and $16.6 million, respectively, for MACI.

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

A HUD is eligible to be sold for profit after receiving HDE approval if the device meets certain eligibility criteria, including where the device is intended for the treatment of a disease or condition that occurs in pediatric patients and such device is labeled for use in pediatric patients. If the FDA determines that a HUD meets the eligibility criteria, the HUD is permitted to be sold for profit so long as the number of devices distributed in any calendar year does not exceed the Annual Distribution Number (ADN). The ADN is defined as the number of devices reasonably needed to treat a population of 8,000 individuals per year in the U.S.

On February 18, 2016, the FDA approved our HDE supplement to revise the labeled indications of use to specifically include pediatric patients. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with massive burns treated with Epicel relative to standard care. Because of the change in the label to specifically include use in pediatric patients, Epicel is no longer subject to the HDE profit restrictions. In conjunction with adding the pediatric labeling and meeting the pediatric eligibility criteria, the FDA has determined the ADN number for Epicel is 360,400 which is approximately 45 times larger than the volume of grafts sold in 2018. We currently have a ten-person field force which is adapting its practices to support physician education initiatives using virtual tools in regions where executive orders or hospital restrictions preclude their physical presence. Epicel sales and clinical representatives are continuing to provide on-site assistance for Epicel surgical procedures, so long at the representative’s presence is in accordance with governmental orders and the policies and procedures of the relevant hospital or surgical center. For the three months ended March 31, 2020 and 2019, net revenues were $6.4 million and $5.2 million, respectively, for Epicel.

NexoBrid

Our preapproval stage portfolio includes NexoBrid, a topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns. NexoBrid is currently in clinical development in North America, and a BLA currently is targeted for submission to the FDA mid-year 2020. Although we do not expect the effects of the COVID-19 pandemic to impact the target submission date of the BLA, we are not certain whether the effects of the pandemic will impact the timing of the FDA’s review of the submission. Pursuant to the terms of our existing license agreement, MediWound will continue to conduct all clinical activities described in the development plan to support the filing of a BLA with the FDA under the supervision of a Central Steering Committee comprised of members of each party.

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

Results of Operations

Net Loss

Our net loss for the three months ended March 31, 2020 and 2019 totaled $4.7 million and $2.8 million, respectively.

	Three Months Ended March 31,
(In thousands)	2020	2019
Net revenues	$26,678	$21,810
Cost of product sales	9,922	8,640
Gross profit	16,756	13,170
Total operating expenses	21,832	16,528
Loss from operations	(5,076)	(3,358)
Other income	371	514
Net loss	$(4,705)	$(2,844)

Net Revenues

  Net revenues increased for the three months ended March 31, 2020 compared to March 31, 2019 primarily due to significant volume growth for both MACI and Epicel. Growth was partially offset due to cancellations of MACI procedures related to the effects of the COVID-19 pandemic. Beginning in mid-March 2020, the Company experienced a significant increase in cancellations of scheduled MACI procedures as well as a slowdown in new MACI orders. The number of MACI procedures scheduled to occur in the first quarter that were canceled between March 15, 2020 and the end of the quarter reduced the volume of MACI implants for the quarter by approximately 9%. We expect that this temporary slowdown in our MACI business will continue in the near term, so long as national and state orders remain in effect and hospitals and other healthcare organization continue to defer elective surgical procedures during the COVID-19 pandemic, although the duration and extent of this slowdown remains unclear.

Net revenues for the three months ended March 31, 2020 and 2019 are shown below.

	Three Months Ended March 31,
Revenue by product (In thousands)	2020	2019
MACI	$20,286	$16,583
Epicel	6,392	5,227
	$26,678	$21,810

 Seasonality. Over the last four years ACI sales volumes from the first through the fourth quarter have on average represented 19% (16%-24% range), 23% (21%-25% range), 22% (20%-23% range) and 36% (32%-38% range) respectively, of total annual volumes. MACI orders are consistently stronger in the fourth quarter due to several factors including insurance deductible limits and the time of year patients prefer to start rehabilitation. Due to the low incidence and sporadic nature of severe burns, Epicel revenue has inherent variability from quarter to quarter and does not exhibit significant seasonality.  Over the past four years, Epicel revenue in a single quarter has ranged from as high as 34% to as low as 17% of annual revenue. As previously stated, the recent outbreak of COVID-19 has resulted in a widespread moratorium on elective procedures in the United States. The ultimate duration and extent of this moratorium is currently unclear. We believe that many of the MACI procedures that have been canceled or deferred will occur at a later time, which will likely impact the typical seasonality percentages that our business usually experiences.

Gross Profit and Gross Profit Ratio

	Three Months Ended March 31,
(In thousands)	2020	2019
Gross profit	$16,756	$13,170
Gross profit %	63%	60%

Gross profit increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in MACI and Epicel sales combined with our highly fixed manufacturing cost structure which consists mainly of labor and facility costs that do not materially fluctuate with volume increases.

Research and Development Costs

	Three Months Ended March 31,
(In thousands)	2020	2019
Research and development costs	$3,763	$3,008

The following table summarizes the approximate allocation of cost for our research and development projects:

	Three Months Ended March 31,
(In thousands)	2020	2019
ACI	$2,096	$2,130
Epicel	1,027	846
Nexobrid	631	—
Other	9	32
Total research and development costs	$3,763	$3,008

Research and development expenses for the three months ended March 31, 2020 were $3.8 million compared to $3.0 million for the three months ended March 31, 2019. The increase in research and development costs during the three months ended March 31, 2020 is due primarily to the purchase of raw materials for research projects and fees related to third party vendors.

Selling, General and Administrative Costs

	Three Months Ended March 31,
(In thousands)	2020	2019
Selling, general and administrative costs	$18,069	$13,520

Selling, general and administrative expenses for the three months ended March 31, 2020 increased to $18.1 million from $13.5 million compared to the same period in 2019. The increase in selling, general and administrative expenses in 2020 is due primarily to an incremental $1.3 million in MACI sales force expenses driven by the expansion in the first quarter of 2019 and 2020, a $0.9 million increase in stock based compensation expense, $0.6 million increase in patient reimbursement support services, a $0.6 million increase in non-sales force related salaries and a $0.6 million increase in Epicel sales force expenses compared to the same period a year ago.

Other Income (Expense)

	Three Months Ended March 31,
(In thousands)	2020	2019
Net interest income (expense)	$304	$478
Other income	67	36
Total other income (expense)	$371	$514

The decrease in other income and expense for the three months ended March 31, 2020 compared to the same period in 2019 is due primarily to a decrease in interest income as a result of lowering rates of returns on our investments in various marketable debt securities compared to the prior period.

Stock Compensation

Non-cash stock-based compensation expense included in cost of goods sold, research and development expenses and general, selling and administrative expenses is summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cost of goods sold	$493	$260
Research and development	513	525
General, selling and administrative	2,762	1,843
Total non-cash stock-based compensation expense	$3,768	$2,628

The increase in stock-based compensation expense is due primarily to fluctuations in stock prices which impacts the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Liquidity and Capital Resources

Our primary focus has been to invest in our existing commercial business with the goal of growing revenue. We have raised significant funds in order to complete our product development programs and to market and commercialize our products.  To date, we have financed our operations primarily through cash received through Epicel and MACI sales and public and private sales of our equity securities.

Our cash, cash equivalents and restricted cash totaled $45.7 million, short-term investments totaled $36.0 million and long term investments totaled $1.7 million as of March 31, 2020. The $4.7 million of cash provided by operations during the three months ended March 31, 2020 was the result of cash collections and a decrease in accounts receivable of $8.0 million from an increase in sales volume from prior quarter, including noncash charges including $3.8 million in stock compensation expense and $0.5 million in depreciation and amortization expense offset by a $4.7 million net loss.

Our cash and cash equivalents totaled $35.1 million and short term investments totaled $49.0 million at March 31, 2019. The $0.2 million of cash used by operations during the three months ended March 31, 2020 was the result of an $2.8 million net loss, offset by noncash charges including $2.6 million in stock compensation expense, $0.2 million due to the amortization of premiums and discounts on marketable securities and $0.3 million in depreciation and amortization expense.

The change in cash provided by investing activities during the three months ended March 31, 2020 is the result of $20.1 million of investment maturities offset by $5.7 million in short term investment purchases and property plant and equipment purchases of $0.7 million primarily for manufacturing upgrades and leasehold improvements through March 31, 2020. The cash provided by investing activities for the three months ended March 31, 2019 is the result of $10.7 million in short term investments purchases offset by $26.6 million of maturities and property plant and equipment purchases of $0.2 million primarily for manufacturing upgrades and leasehold improvements.

The change in cash provided from financing activities is the result of net proceeds from the exercise of stock options of $0.4 million, slightly offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $0.1 million during the three months ended March 31, 2020. The change in cash provided from financing activities is the result of proceeds from the exercise of stock options of $1.0 million during the three months ended March 31, 2019.

We believe that, based on our current cash on hand, cash equivalents and investments will be sufficient to support our current operations through at least 12 months from the issuance of these financial statements. However, the continuing effects of the COVID-19 pandemic may require us to engage in layoffs, furloughs, and/or reductions in salary, all of which may result in irrecoverable losses of customers and significantly impact long-term liquidity. We have implemented a number of initiatives to maintain our near-term and future growth opportunities while supporting patients and reducing non-essential discretionary spending.

If current elective surgery restrictions persist for 12 months or longer, we may need to access additional capital; however, we may not be able to obtain financing on acceptable terms or at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access financing as and when needed. The terms of any financing may adversely affect the holdings or the rights of our shareholders. Actual cash requirements may differ from projections and will depend on many factors, including the ultimate duration of the effects of the COVID-19 pandemic, the level of future research and development, the scope and results of ongoing and potential clinical trials, the costs involved in filing, prosecuting and enforcing patents, the need for additional manufacturing capacity, competing technological and market developments, costs of possible acquisition or development of complementary business activities, and the cost to market our products.

Off-Balance Sheet Arrangements

At March 31, 2020, we were not party to any off-balance sheet arrangements.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Form 10-K, filed with the SEC on February 25, 2020 (Annual Report), for the fiscal year ended December 31, 2019 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three months ended March 31, 2020.

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

•
the effects of the COVID-19 pandemic on our business, including economic slowdowns or recessions, impact to our operations or to the healthcare industry generally, which could reduce demand for our products;

•anticipation of future losses;
•replacement of manufacturing sources;
•commercialization plans; or
•revenue expectations and operating results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, we held marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying consolidated balance sheet included in this Form 10-Q. The fair value of our cash equivalents and marketable securities is subject to changes in market interest rates. Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable debt securities. We do not believe we are materially exposed to changes in interest rates related to our investments, and we do not currently use interest rate derivative instruments or hedging transactions to manage exposure to interest rate changes of our investments. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $0.2 million and $0.3 million decrease in the fair value of our investment portfolio as of March 31, 2020 and December 31, 2019, respectively.

We have evaluated the potential credit risk exposure for our accounts receivable and available-for sale investment securities in accordance with ASC 326, Financial Instruments - Credit Losses. See note 4 and note 8, for further discussion.

We operate in the United States only. We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities due to vendors in countries outside the United States which are typically paid in Euro. We do not enter into hedging transactions and do not purchase derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its certifying officers, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of March 31, 2020, the Company’s certifying officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The effects of the COVID-19 pandemic did not have a material impact on our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

We are currently not party to any material legal proceedings, although from time to time we may become involved in disputes in connection with the operation of our business.

Item 1A. Risk Factors

Certain risks described below update the risk factors discussed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and expound upon and amend the specific risks resulting from the COVID-19 pandemic, which were first discussed by the Company in its Form 8-K filed on April 2, 2020. Each of these risks, as well as those discussed in our previous filings could materially affect our business, financial condition, results of operations, or cash flows. The risks described below and in our previous filings are not the only risks we face. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely affect our business, financial condition, results of operations or cash flows.

The current pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research, development and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research, development and commercialization activities. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread globally. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. For example, on March 23, 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. The Governor of Michigan issued a substantially similar executive order applicable to Michigan residents on March 23, 2020. In both instances, the executive orders exempt certain individuals needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government, and the governors of both Massachusetts and Michigan have clarified that biopharmaceutical research and development is essential and exempt, however, these government policies and directives are subject to change.

In March 2020, we put in place a number of protective measures in response to the COVID-19 pandemic. These measures include the canceling of all commercial international travel, requesting that employees limit non-essential personal travel, enhancing our facilities’ janitorial and sanitary procedures, providing certain personal protective equipment to employees working in our offices, encouraging employees to work from home to the extent their job function enables them to do so, limiting third-party access to our facilities, encouraging the use of virtual employee meetings, modifying the manner and schedule of on-site production activities, and providing guidance to our field-based commercial teams concerning their communications and contact with customers and healthcare professionals. We are reviewing these measures on a daily basis as the situation evolves, and we are likely to take additional actions as we learn more and as instruction is provided by national, state and local governmental agencies. Both these existing measures and any future actions we take may result in continued disruption to our business.

The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious disease, impacts our preclinical studies, clinical trial operations and current or future commercialization efforts will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic may adversely affect our business, financial condition and results of operations, and it may have the effect of heightening many of the risks described herein, including the below.

•
The implantation of MACI is an elective surgical procedure. On March 13, 2020 and March 14, 2020, the American College of Surgeons and United States Surgeon General, respectively, recommended that each hospital, health system, and surgeon minimize, postpone, or cancel electively scheduled surgeries, which has resulted in a reduction in MACI sales. The stated purpose for these recommendations was that every elective surgery could spread COVID-19 within a facility, use up personal protective equipment (PPE) which may be needed by healthcare workers treating COVID-19 patients, and burden hospital workforce who may be needed to respond to COVID-19. These recommendations were followed by numerous state-level executive orders either banning or partially banning elective surgeries. By April 3, 2020, 31 U.S. states had issued executive mandates calling for the suspension of elective or non-essential surgeries.

As a result of these restrictions, beginning in mid-March 2020, the Company started to experience a significant increase in cancellations of scheduled MACI procedures as well as a slowdown in new MACI orders. The cancellations have negatively impacted the Company’s results of operations for the quarter. Any prolonged material disruption of the Company’s employees, distributors, suppliers or customers will impact its sales and operating results that could lead to potential impairments to inventory and accounts receivable. The Company’s MACI business will continue to be negatively impacted as long as multiple state orders remain in effect restricting elective surgical procedures. We believe Epicel may be less directly impacted by the pandemic given the critical nature of severe burn injuries, however trauma injury admissions have been reported to be reduced due to the various COVID-19 related restrictions. Given the rare nature of the severe burns Epicel treats, it is difficult to ascertain whether a similar decline is occurring with severe burns.

•
We are currently conducting the PEAK (A Study of MACI in Patients Aged 10 to 17 Years with Symptomatic Chondral or Osteochondral Defects of the Knee) Study at ten (10) sites throughout the United States. Although it is premature to draw any conclusions at this time, given the reduction of elective surgical procedures as a result of COVID-19, the Company anticipates a decreased rate of patient enrollment to the PEAK Study. Additionally, the PEAK Study or another of our clinical trials may experience difficulties associated with patient visits and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including closure of site access to outside medical monitors, quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the FDA, heightened exposure of patients, principal investigators and site staff to COVID-19 if an outbreak occurs in their geography, or other reasons related to the COVID-19 pandemic. Further patients who are already recruited into our clinical trials may be unable or unwilling to attend follow-up visits within the timelines specified in our trial protocols, potentially impacting our ability to meet our clinical trial endpoints. An outbreak may also affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out our clinical trials.

•
We continue to manufacture MACI and Epicel and we maintain a significant safety back-up of all key raw materials. We do not expect current supply chain interruptions will impact the Company’s ongoing manufacturing operations. However, we currently rely on third parties to, among other things, manufacture and supply raw materials, which are used to produce our products, and supply other goods and services to run our business. If any such third parties in our supply chain are adversely impacted by restrictions resulting from the COVID-19 pandemic for an extended period of time, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our products and product candidates and conduct our research and development operations, or for potential commercial launch of any of our product candidates, if approved. With respect to customer delivery, MACI final product has an established shelf life of 6 days and established shipping shelf life of 3 days.  Currently, MACI is picked-up by courier and shipped by commercial air or ground transportation to our customers’ locations. Epicel final product has an established shelf life of 24 hours and is hand carried to customer hospital sites by courier. Transportation is primarily commercial or charter airline.  Although we have not experienced material shipping delays or increased costs to date, significant disruption of air travel could result in the inability to deliver MACI or Epicel final products to customer sites within appropriate timeframes, which would have a material adverse effect on our business and results of operations.

•
We have closed our offices and requested that most of our personnel, including the majority of our administrative employees, work remotely. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. We continue to manufacture MACI and Epicel but have restricted on-site staff to only those personnel and contractors who must perform essential activities related to the manufacture, production and delivery of our products. However, the continued spread of COVID-19 or similar infectious diseases in the U. S. may lead to further government-imposed quarantines and restrictions, which may result in the closure of our administrative offices, with our employees working outside of our offices for an extended period of time. These actions may also result in the disruption of our manufacturing operations, which are currently accomplished within our administrative offices. Additionally, such quarantines and restrictions may adversely affect our ability to conduct certain product enhancement and business development activities.

•
Our increased reliance on personnel working from home may also increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, institutional review boards and ethics committees, third party contractors and suppliers, clinical trial sites and other important agencies and contractors. Our business operations may be further disrupted if any of our employees, officers or board of directors contract an illness related to COVID-19 and are unable to perform their duties. For example, COVID-19 illness could impact members of management or our board of directors resulting in absenteeism from management meetings or meetings of the directors or committees of directors, and making it more difficult for management to effectively oversee our daily operations, or to convene the quorums of the full board of directors or its committees needed to conduct meetings for the management of our affairs.

•
Our employees, and employees of third-party contractors and licensees, including MediWound, responsible for conducting research and development activities may not be able to access laboratories and places of business for an extended period of time as a result of the temporary closure of such workspaces and the possibility that governmental authorities further modify current restrictions. As a result, this could delay timely completion of ongoing clinical trials or preclinical activities, and our ability to select future development candidates.

•
NexoBrid is currently in clinical development in North America, and the Company continues to target a BLA submission to the FDA for that product candidate by mid-year 2020. However, health regulatory agencies globally, including the FDA, may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials or consider our regulatory submissions and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development, study and ultimate commercialization of our product candidates.

•
The trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.

•
Given the economic downturn and increased unemployment in the U.S. related to COVID-19, millions of individuals have lost or will be losing their employer-based insurance coverage, which may adversely affect our ability to commercialize our products. In addition, market disruption and rising unemployment caused by the COVID-19 pandemic may lead to delays in obtaining insurance coverage and reimbursement of newly approved products as well as an increase in the numbers of uninsured patients and patients who may no longer be able to afford their co-insurance or co-pay obligations. These factors may lead to decreased utilization of our products, which could reduce revenue. The recent outbreak of COVID-19 may also negatively impact our commercialization strategy for our products and product candidates, if approved. Hospitals and other medical institutions have begun to reduce and divert staffing, divert resources to patients suffering COVID-19 and limit hospital access for non-patients, which may include our sales personnel. In addition, travel restrictions due to COVID-19 could impact the ability of our sales personnel to travel to customers. We may decide to limit our interactions with physicians and patients through the use of webinars, telemedicine, direct-to-consumer advertising and social media. These circumstances may adversely affect the ability of our sales professionals to effectively market our products to physicians, which may have a negative impact on our potential sales and our market penetration.

If any of these risks related to the impact of the COVID-19 pandemic were to occur, our preclinical activities, clinical development progress, data and timelines, commercialization efforts including any potential revenue from sales, supply chain continuity, and general business operations, could be delayed and/or materially harmed and our business, prospects, financial condition, and results of operations would suffer as a result. The extent to which the current pandemic, or a future pandemic, impacts our business and operations will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and governmental actions to contain the outbreak or treat its impact, which are highly uncertain and cannot be predicted with confidence.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Defaults Upon Senior Securities

Not applicable.

Item 3. Mine Safety Disclosures

Not applicable.

Item 4. Other Information

Not applicable.

Item 5.  Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Vericel Corporation Amended and Restated 2019 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2020).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2020

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GERARD MICHEL
Gerard Michel
Chief Financial Officer and Vice President, Corporate Development
(Principal Financial Officer)