Form 10-K
period 2020-12-31
Vericel Corp
filed 2021-02-24
CIK 887359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2020
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
 Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock, no par value per share (“Common Stock”), held by non-affiliates of the registrant (based on the closing sales price of the Common Stock as reported on the NASDAQ Capital Market) on June 30, 2020 was approximately $617,742,709. This computation excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding shares of Common Stock, since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2021, 45,954,992 shares of Common Stock, no par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference
Proxy Statement for the Annual Meeting of Shareholders scheduled for April 28, 2021	Items 10, 11, 12, 13 and 14 of Part III

VERICEL CORPORATION

ANNUAL REPORT ON FORM 10-K

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the documents incorporated by reference herein, contains certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “projects,” “trends,” “opportunity,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “target,” “achieve,” “continuing,” “ongoing,” and similar words or phrases, or future or conditional verbs such as “would,” “should,” “could,” “may,” or similar expressions. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in this Annual Report on Form 10-K under “Part I, Item 1A Risk Factors.”

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

SUMMARY OF THE MATERIALS RISKS ASSOCIATED WITH OUR BUSINESS

•We have incurred losses and may not achieve consistent profitability for some time or at all.
•Future sales of shares of common stock could have an adverse effect on the market price of such shares.
•We may not be able to raise the required capital to develop and commercialize our future product candidates and otherwise grow and expand our business.
•Our operating results will be harmed if we are unable to effectively manage and sustain our future growth or scale our operations.
•Seasonal sales patterns and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows and may prevent us from achieving our quarterly or annual forecasts, which may cause our stock price to decline.
•Current financial market conditions may exacerbate certain risks affecting our business.
•We are dependent on our key manufacturing, quality and other management personnel and the loss of any of these individuals could harm our business.
•Failure to obtain and/or maintain required regulatory approvals would severely limit our ability to sell our products.
•Any changes in the regulatory requirements that affect our products and/or future product candidates could prevent, limit or delay our ability to market or develop new product candidates.
•The current pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research, development and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations, including delaying regulatory authorities’ ability to review and/or inspect required facilities or submissions.
•The Federal Government may commandeer materials or manufacturing facilities for the production of COVID-19 vaccines making it more difficult for us to obtain materials or manufacturing supplies needed for our preclinical studies or clinical trials or for our commercial product, which could lead to delays in studies, trials, or our commercial supply.
•If our manufacturing facility is destroyed or we experience any manufacturing difficulties, disruptions or delays, this could limit supply of our products or adversely affect our ability to conduct clinical trials and our business would be adversely impacted.
•If we do not manage inventory in an effective and efficient manner, it could adversely affect our results of operations.
•Failure of third parties, including for example Matricel GmbH, to manufacture or supply certain components, equipment, disposable devices and other materials used in our MACI® or Epicel® cell manufacturing processes would impair our cell product development and commercialization.
•Because our manufacturing and supply chain are subject to significant regulation, failure by our third-party manufacturers, including Matricel, to comply with the regulatory requirements set forth by the FDA with respect to our products could limit our ability to manufacture commercial products and/or result in the products being subject to restrictions or withdrawn from the market.

•Changes to our products or future product candidates may require regulatory approvals which could result in the delay of the change being made or, if not approved, prevent any changes from being made.
•Failure to obtain adequate reimbursement and reimbursement rates for our products could have a material adverse effect on our financial condition and operating results.
•NexoBrid® may not be approved for treatment of severe burns in the United States and other North American markets, or its approval may be materially delayed, and there is no guarantee that NexoBrid will be accepted in the market even if regulatory approval is received.
•Our licensor MediWound is dependent on a contract with the U.S. Biomedical Advanced Research and Development Authority (BARDA) to fund clinical trials and other development activities of NexoBrid in the United States and these contracts may be terminated by BARDA at any time.
•If any federal or state agency determines that we have promoted the off-label use of our products and/or we have violated anti-kickback laws, we may be subject to various penalties, including civil or criminal penalties, and the off-label use of our products may result in injuries that lead to product liability lawsuits, which could be costly to our business.

PART I

Item 1. Business

General Information

Vericel Corporation is a leader in advanced cell therapies and specialty biologics for the sports medicine and severe burn care markets. We currently market two FDA-approved autologous cell therapy products in the United States. MACI® (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Epicel® (cultured epidermal autografts) is a permanent skin replacement Humanitarian Use Device (HUD) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (TBSA). We also hold an exclusive license from MediWound Ltd. (MediWound) for North American rights to NexoBrid® (concentrate of proteolytic enzymes enriched in bromelain), a registration-stage biological orphan product for debridement of severe thermal burns. On June 30, 2020, MediWound submitted to the U.S. Food and Drug Administration (FDA) a Biologics License Application (BLA) seeking the approval of NexoBrid for eschar removal (debridement) in adults with deep partial-thickness and/or full-thickness thermal burns. The FDA subsequently accepted the BLA for filing and has assigned a Prescription Drug User Fee Act (PDUFA) target date of June 29, 2021.

Our Strategy

Our objective is to become the leading developer in advanced therapies for the sports medicine and severe burn care markets. To achieve this objective, we intend to:

•Increase MACI revenue by increasing the number of surgeons implanting MACI and the average number of implants per surgeon;
•Increase Epicel revenue by expanding the number of burn centers consistently using Epicel;
•Lower the marginal manufacturing costs for MACI and Epicel through increased volume;
•Commercialize and market NexoBrid for burn patients requiring debridement, should the FDA approve the NexoBrid BLA; and
•Generate operating income by keeping the growth in commercial expense lower than the growth in revenue.

COVID-19

Throughout 2020, the pandemic caused by the spread of a novel strain of coronavirus (COVID-19) has created significant disruptions to the U.S. and global economy and has contributed to significant volatility in financial markets. The global impact of the outbreak is continually evolving and, as the virus spreads and infection rates surge in various locations, many state, local and national governments – including those in Massachusetts and Michigan, where our operations are located – have responded by issuing, extending and supplementing orders requiring quarantines, restrictions on travel, and the mandatory closure of certain non-essential businesses, among other actions. In the U.S., the status and application of these orders have varied on a state-by-state basis since the early days of the pandemic. Many of the restrictions have been periodically updated as infections rates in the U.S. have risen and fallen and as world health leaders learn more about the virus, its transmission pathway and who is most at risk. Because Vericel is deemed an essential business, we continue to be exempt from government orders, in their current form, requiring the closure of workplaces and the cessation of business operations.

Notwithstanding being an essential business, Vericel’s business and operations have been adversely impacted by the effects of COVID-19. After the COVID-19 pandemic began directly affecting the U.S. in March 2020, the American College of Surgeons and United States Surgeon General recommended that each hospital, health system, and surgeon minimize, postpone, or cancel electively scheduled surgeries. These recommendations were followed by numerous state level executive orders either restricting or partially restricting elective surgeries. Because MACI is an elective surgical procedure, as a result of these restrictions, beginning in mid-March 2020, we began to experience a significant increase in cancellations of scheduled MACI procedures as well as a slowdown in new MACI orders. By early April 2020, 45 states, representing over 95% of total U.S. surgical capacity had issued either mandates or recommendations and guidelines suspending elective surgical procedures. The widespread suspension of elective procedures impacted our business and operations during the first and second quarters of 2020. These restrictions began to ease in May and by the end of September 2020 there were no state orders in place that directly impacted a surgeon’s or patient’s ability to move forward with a MACI surgery. Consequently, MACI procedure and order volumes recovered throughout the third and fourth quarter of 2020, and the majority of MACI cases that had previously been canceled as a result of COVID-19 factors were rescheduled. The COVID-19 pandemic remains unpredictable, however, and in late September and October 2020, the number of COVID-19 infections began to increase markedly in various geographies and by late December 2020 the rolling seven-day average of new daily coronavirus cases in the United States reached the highest level at any point during the pandemic. As a result, the scheduling of MACI pipeline cases during the last two weeks of December slowed compared to historical trends and there was an increase in case cancellations during that period. Although hospitals are now better prepared for subsequent surges in COVID-19 patients, the risk remains that regional or local restrictions could again be placed on the performance of elective surgical procedures, or that patients may choose to postpone or be unable to appear for a MACI procedure if the number of COVID-19 infections in the United States continues to rise.

Though Epicel is used almost exclusively in an emergent setting by burn centers and surgeons throughout the country, Epicel revenue and procedure volumes have been less affected by the pandemic. Nevertheless, large burns and burn admissions can be affected by restrictions on human activity resulting from more severe government lockdown orders. Epicel procedure volumes did experience a slow-down during the second quarter of 2020, however, the reduction was less pronounced than that observed with MACI. Further reductions could occur in the future, based on the degree of restrictions imposed.

At the outset of the pandemic, Vericel put in place a comprehensive workplace protection plan, which institutes protective measures in response to COVID-19. These measures include mandatory employee training on social distancing and hygiene protocols, conducting daily health screenings of all employees, vendors and visitors entering our facilities, canceling all international business travel, limiting domestic business travel to essential purpose travel only, requesting that employees limit non-essential personal travel, enhancing our facilities’ janitorial and sanitary procedures, making certain physical modifications and enhancements to our facilities to enable effective social distancing among employees, providing certain personal protective equipment to employees working in our offices, encouraging employees to work from home to the extent their job function enables them to do so, limiting third-party access to our facilities, encouraging the use of virtual employee meetings, modifying the manner and schedule of on-site production activities, and providing guidance to our field-based commercial teams concerning their communications and contact with customers and healthcare professionals. In addition, we put certain expense reduction measures in place including a reduction of discretionary spending. We are reviewing these measures regularly as the pandemic evolves and may take additional actions to the extent required.

We continue to manufacture MACI and Epicel and are maintaining a significant safety stock of all key raw materials. We do not expect current supply chain interruptions will impact our ongoing manufacturing operations. With respect to customer delivery, MACI final product has an established shelf life of six (6) days and an established shipping shelf life of three (3) days. Currently, MACI is picked up by courier and shipped by commercial air or ground transportation to customer surgical sites. Epicel final product has an established shelf life of 24 hours and is hand carried to customer hospitals by courier. Transportation is primarily by commercial or charter airline. Although we have not experienced material shipping delays or materially increased costs to date, significant disruption of air travel could result in the inability to deliver MACI or Epicel final products to customer sites within appropriate timeframes, which could further adversely impact our business. To date there has been no impact of COVID-19 on our distributors, operations or third-party service providers’ ability to manage patient cases.

We believe it is likely that we will continue to experience variable impacts on our business, based on the resurgence of COVID-19 in various areas of the United States. Measures taken to limit the impact of COVID-19 at the international, national and local levels, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, may continue to create significant negative economic impacts on a global basis. Given that uncertainty, we cannot reliably estimate the extent to which the COVID-19 pandemic may continue to impact utilization and revenues of our products in 2021 and beyond.

For a discussion of additional risks associated with COVID-19, please see Item 1A. Risk Factors.

Product Portfolio

Our marketed products include two FDA-approved autologous cell therapies: MACI a third-generation autologous implant for the repair of symptomatic, full-thickness cartilage defects of the knee in adult patients and Epicel a permanent skin replacement for adult and pediatric patients with deep dermal or full-thickness burns greater than or equal to 30% of TBSA. Both products are currently marketed in the U.S. In addition, we have entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. MediWound has submitted a BLA to the FDA seeking commercial approval of NexoBrid, a topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns. That BLA is currently under review and a PDUFA target date of June 29, 2021 has been established by the agency.

MACI

Background of Cartilage Defects

Damage to cartilage in the knee can occur from acute or repetitive trauma from playing sports, exercising, work related physical demands, or performing everyday activities. When damaged, cartilage in the knee does not usually heal on its own. If left untreated, cartilage defects can progress and lead to degenerative joint disease, osteoarthritis and potentially require total knee replacement – a poor option for younger and more active patients.

For patients diagnosed with cartilage defects, there are several treatment options, including arthroscopic debridement/chondroplasty, marrow stimulation techniques such as microfracture (a minimally invasive procedure that can be performed arthroscopically), osteochondral autografts for smaller cartilage injuries, osteochondral allografts, and autologous chondrocyte implantation (ACI). Allogeneic tissue-derived products are also used to treat cartilage defects. These products, which are subject to human tissue regulation, include DeNovo® NT (marketed by Zimmer Holdings, Inc. (Zimmer Biomet)), Cartiform® (manufactured and distributed by Osiris (recently acquired by Smith & Nephew) and marketed by Arthrex) and Prochondrix® (marketed by Stryker). Products subject only to FDA human tissue regulations are not required to obtain a Biologics License prior to being marketed. Products, like MACI, which must meet the requirements for a BLA before being marketed, are required to demonstrate clinical efficacy equal or superior to a standard of care.

Carticel was the first FDA-approved autologous cartilage repair product for the repair of symptomatic cartilage defects and was indicated for the repair of symptomatic cartilage defects of the femoral condyle (medial, lateral or trochlea) caused by acute or repetitive trauma, in patients who have had an inadequate response to a prior arthroscopic or other surgical repair procedure such as debridement (the removal of damaged or defective cartilage), microfracture (the creation of tiny fractures in the bone to encourage new cartilage), drilling/abrasion arthroplasty, or osteochondral allograft/autograft. Carticel received a BLA approval in 1997, and was marketed in the U.S. until the second quarter of 2017. The FDA approved MACI on December 13, 2016.

MACI is an autologous cellular scaffold product consisting of autologous cultured chondrocytes seeded onto a resorbable Type I/III porcine-derived collagen membrane. Autologous cultured chondrocytes are human-derived cells which are obtained from a sample of the patient’s own cartilage for the manufacture of MACI. An orthopedic surgeon obtains the sample by taking a cartilage biopsy during an initial arthroscopic procedure. We isolate the patient’s chondrocytes (the cells that produce cartilage) from the biopsy and expand those cells in a manufacturing process compliant with current Good Manufacturing Practices (cGMP). The expanded cells are then uniformly seeded onto a resorbable collagen membrane using a proprietary process prior to shipment. After receipt by the surgeon, MACI is implanted into the cartilage defect(s). A key driver of ACI’s therapeutic advantage relative to other approaches, such as microfracture, is that autologous chondrocytes have the potential to produce the hyaline-like cartilage that is naturally present in the knee, rather than fibrous cartilage, which lacks the durability and wear characteristics of hyaline cartilage. Unlike Carticel, which was a cell suspension and required a membrane to be sutured in place to confine the cell suspension to the defect area, MACI is comprised of cells uniformly seeded on a collagen membrane resulting in a surgery that is simpler than that with Carticel. MACI may be implanted through a smaller incision or mini arthrotomy for focal defects. By using specialized instruments, MACI is simply trimmed by the surgeon to the size of the defect, allowing for a precise fit, and fixed to the bone with an off-the-shelf surgical fibrin sealant. MACI has expanded the ACI market since MACI shares the efficacy advantages of Carticel while being less invasive, having a shorter procedure time, and eliminating the need for a periosteal harvest and suture fixation of the periosteal patch. In addition, MACI is indicated for a broader range of cartilage defects of the knee, ensures more uniform distribution of the cells in the cartilage defect and is supported by Phase 3 clinical data demonstrating a statistically significant improvement in pain and function scores compared to microfracture.

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

MACI became commercially available in the EU in 2001 and Australia in 2002, prior to promulgation of regulations requiring marketing authorizations for cell therapies in Europe and Australia. MACI received marketing authorization in Europe in June 2013, by meeting the requirements of the Advanced Therapy and Medicinal Product (ATMP) guidelines based on the results of the SUMMIT trial in which MACI was manufactured at, and supplied from, our Cambridge, Massachusetts site. We suspended the marketing of MACI in Europe in September 2014, primarily due to an unfavorable pricing environment. Lifting of the suspension would have required the registration of a new manufacturing facility in Europe prior to the five year renewal deadline of June 2018, which was not feasible. Consequently, the European manufacturing authorization for MACI expired by its terms at the end of June 2018. Australian operations and the commercialization of MACI in that country was discontinued prior to our acquisition of the product in 2014.

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

Initially, all patients undergo arthroscopy to confirm a cartilage defect. Approximately 80% of these patients have a chondroplasty only, with the balance also undergoing a microfracture procedure during this initial surgery. Approximately 10% of patients undergo a second surgery and receive either an osteochondral allograft or MACI. Although data shows that patients treated with microfracture do experience pain score improvement, generally only patients with Class 1 defects (i.e., the smallest defects) do not experience subsequent deterioration after 18 months following the procedure. Treatment with MACI provides an opportunity to replace the damaged cartilage in larger defects with a durable cartilage tissue.

In the U.S., the target audience of U.S. physicians that repair cartilage defects consists of approximately 5,000 orthopedic surgeons and is divided into two segments - a group of orthopedic surgeons who self-identify and/or have a formal specialty as sports medicine physicians, and a sub-population of general orthopedic surgeons who perform a high volume of cartilage repair procedures. As of December 31, 2020, we have increased the number of MACI sales representatives to 76 Clinical Account Specialists and expanded their reach to over nine geographical regions to enable the sales force to call on 2,000 of the general orthopedic surgeons. Most private payers have a medical policy that covers treatment with MACI, with the top 30 largest commercial payers having a formal medical policy for MACI or ACI in general. Even for private payers that have not yet approved a medical policy for MACI, for medically appropriate cases, we often obtain approval on a case-by-case basis.

In the year ended December 31, 2020, MACI net revenues totaled $94.4 million. During 2020, the effects of the COVID-19 pandemic disrupted the normal seasonality of our MACI business. These effects included, among others, the temporary limitation of elective surgical procedures throughout the country, the periodical inability of our Clinical Account Specialists from calling on surgeon customers and, we believe, a reduction in the number of patients seeking treatment for cartilage damage. In previous years, the volume of our MACI business has varied significantly by quarter due to several factors including insurance deductible limits and the time of year patients prefer to start rehabilitation. In the four years preceding 2020, ACI (MACI and Carticel prior to its replacement) sales volumes from the first through the fourth quarter have on average represented 19% (16%-24% range), 23% (21%-25% range), 22% (20%-23% range) and 36% (32%-38% range) respectively, of total annual volumes. Due to the COVID-19 pandemic, the seasonality of our business in 2020 did not follow historical patterns.

Seasonal sales patterns and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows. We expect to continue to experience this seasonality effect in subsequent years.

Epicel

Epicel (cultured epidermal autografts) is a permanent skin replacement for deep-dermal or full-thickness burns greater than or equal to 30% of TBSA. The extent of the skin surface that the burn affects is usually referred to as a percent of TBSA. Epicel is currently the only FDA-approved cultured epidermal autograft product available for large total surface area burns in both adult and pediatric patients.

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

On February 18, 2016, the FDA-approved our HDE supplement to revise the labeled indications of use for Epicel to specifically include pediatric patients. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with massive burns treated with Epicel relative to standard care. Because of the change in the label to specifically include use in pediatric patients, Epicel is no longer subject to the HDE profit restrictions. In conjunction with adding the pediatric labeling and meeting pediatric eligibility criteria, the FDA has determined the Annual Distribution Number, or ADN, for Epicel to be 360,400 which is approximately 45 times larger than the volume of grafts sold in 2019. We currently have an eleven-person sales force comprised of seven (7) account managers and four (4) burn clinical specialists, overseen by a senior sales director.

Currently, over 100 patients are treated with Epicel in the U.S. each year. In the year ended December 31, 2020, Epicel net revenues totaled $27.5 million.

Market Opportunity for Epicel

Each year in the U.S., more than 40,000 people are hospitalized for burns. Approximately 1,500 of these patients are treated for burns covering more than 30% of their TBSA, the labeled indication for Epicel. Currently, the mortality rate for this group is approximately 34%, partially due to the inability to close wounds because of the lack of remaining healthy tissue from which to harvest autografts. Although age can vary, the typical Epicel patient is young and has suffered full-thickness burns due to a wide variety of occupational, household or auto accidents. Many of the most severely burned patients are medivac transported to one of the approximately 140 specialized burn centers across the U.S. While the average acute care hospital has less than 3 admissions for burns annually, these specialized burn centers average over 200 admissions per year.

Relative to clinical need, we believe Epicel has been underutilized due to the lack of a consistent promotional effort prior to 2015. Since the acquisition of Epicel we have expanded our sales force from a single representative to eleven sales and clinical personnel. We expect Epicel’s utility to continue to grow as commercial and medical efforts are appropriately dedicated to the product and the burn centers that use it to treat patients.

Due to the low incidence and sporadic nature of severe burns, Epicel revenue has inherent variability from quarter to quarter and does not exhibit significant seasonality.  Over the past four years, a single quarter has ranged from as high as 38% to as low as 18% of annual revenue. Seasonal sales patterns and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows.

NexoBrid

Our preapproval stage portfolio includes NexoBrid, a topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns. On June 30, 2020, we announced the submission of a BLA to the FDA seeking the approval of NexoBrid. Subsequently, on September 16, 2020, we announced that the FDA accepted the BLA for review and assigned a PDUFA target date of June 29, 2021. NexoBrid is approved in the European Union and other international markets and has been designated as an orphan biologic in the United States, European Union and other international markets. Pursuant to the terms of our existing license agreement, if the BLA is approved, MediWound will transfer the BLA to Vericel and Vericel will market NexoBrid in the U.S. Both MediWound and Vericel, under the supervision of a Central Steering Committee comprised of members of both companies will continue to guide the development of NexoBrid in North America. Under our license agreement with MediWound, NexoBrid is being manufactured for BARDA prior to approval by the FDA under an emergency use authorization. Vericel recorded revenue of $2.2 million associated with the delivery of NexoBrid to BARDA during the year ended December 31, 2020.

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

Research & Development

The bulk of our ongoing research and development activities are focused on exploring methods that improve our ability to efficiently manufacture high quality cell therapy products for patients. We have performed an in-depth analysis of the cell culture processes used in the manufacturing of Epicel and MACI and have identified several areas for potential improvement.  Therefore, our research and development program is focused on the many facets of process development for all of our products including, but not limited to, tissue procurement and processing, cell culture surface and media modification, and other process efficiencies.

Patents and Proprietary Rights

Our success depends in part on our ability, and the ability of our future licensors, to obtain patent protection for our products and processes.

  As part of the acquisition of the CTRM business from Sanofi, we acquired a multinational intellectual property estate. The intellectual property estate includes patents and patent applications directed to chondrocyte implants and technologies related to the determination of the presence of chondrocytes in the cell cultures used to produce the chondrocyte implants. Although we do not own any patents or patent applications relating to Epicel, many of the processes and techniques are trade secrets and would be difficult to replicate without significant investment and time. We own issued patents directed to methods of determining the presence of chondrocytes in cell cultures used to produce both MACI and Carticel, which are scheduled to expire October 2029 in the U.S. and in April 2028 abroad. We have one issued patent in the U.S. directed to a device related to MACI that is set to expire in November 2033, and one pending application in both the U.S. and the European Union.

As a biologic, MACI is entitled to twelve years of data exclusivity until December 13, 2028, calculated from its date of approval. When these patents and data exclusivity expire, our opportunity to establish or maintain product revenue could be substantially reduced. In the future, we may also rely on certain licenses granted by third parties for certain patent rights, including for future product candidates, such as the license from MediWound for North American commercial rights to NexoBrid. We will need to comply with the terms of such agreements in order to maintain our rights to such patents.

Our efforts to secure our proprietary rights also include our reliance on trade secrets and un-patentable know-how, which we seek to protect, in part, by confidentiality agreements. It is our policy to require our employees, consultants, contractors, manufacturers, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of Vericel.

See “Government Regulation - Product Approval” and “Risk Factors - Risks Related to Intellectual Property,” below, for additional information.

We also own a broadly filed trademark portfolio with registrations for MACI, Epicel and Carticel.

Sales and Marketing

Both our marketed and development stage products are specialty products with focused physician and institutional call points. The MACI sales organization is comprised of approximately 76 Clinical Account Specialists in nine geographical regions. Those Clinical Account Specialists are managed by nine area sales directors and ultimately overseen by a National Sales Director. The current target audience is a concentrated (approximately 5,000) set of sports medicine and general orthopedic surgeons and their staffs.

Most private payers have a medical policy that covers treatment with MACI with the top 30 largest commercial payers having a formal medical policy for MACI or ACI in general. Even for private payers that have not yet approved a medical policy for MACI, for medically appropriate cases, we often obtain approval on a case-by-case basis.

We contract with two specialty pharmacies, Orsini Pharmaceutical Services, Inc. (Orsini) and AllCare Plus Pharmacy, Inc. (AllCare) to distribute MACI in a manner in which we retain the credit and collection risk from the end customer. Pursuant to these agreements, both Orsini and All-Care act as non-exclusive specialty pharmacy providers of MACI, and we pay both specialty pharmacies a fee for each patient to whom MACI is dispensed. In addition, we sell MACI directly to DMS Pharmaceutical (DMS) for military patients treated at military treatment facilities, or direct to facilities based on contracted rates.

Epicel customers are supported by a sales team of eleven, which includes a combination of seven (7) account managers, and four (4) burn clinical specialists, as well as a dedicated marketing and sales management staff. There are approximately 140 specialized burn centers in the U.S., and a subset of these institutions regularly treat patients suffering from large TBSA burns. As a result, reaching target centers is feasible with a relatively small sales team. The burn sales team for Epicel was increased to support the anticipated NexoBrid launch, following BLA approval by the FDA.

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

Some human cell or tissue products that are intended for implantation, transplantation, infusion, or transfer into a human recipient are regulated solely as human cell, tissue, and cellular and tissue-based products (HCT/Ps) and do not require the FDA’s premarket review. If these cell or tissue products do not meet the FDA’s requirements for regulation solely as an HCT/P, they require FDA premarket review and marketing authorization. The types of marketing authorizations required for non HCT/P cell therapy products have evolved since cell therapy products were initially introduced. Epicel was approved by the Center for Devices and Radiological Health, as an HDE medical device in 2007, but now is regulated by CBER under the same medical device regulations. MACI, approved in 2016, is regulated by CBER as a combination cell therapy/device product and required an approved BLA to be marketed in the U.S. NexoBrid, a product licensed in North America from MediWound, is currently in clinical development in North America. In the U.S., NexoBrid is regulated as a botanical protein biologic and requires an approved BLA to be marketed in the U.S. Commercial production of these products needs to occur in FDA-registered facilities in compliance with cGMP requirements for biologics.

Regulatory Process

The FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act (FFDCA) and the Public Health Service Act, and their implementing regulations. Obtaining approval of a BLA for a new biological product is a lengthy process leading from development of a new product through preclinical and clinical testing. This process takes a number of years and the expenditure of significant resources. There can be no assurance that our current or future product candidates will ultimately receive approval.

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

Product Approval

In order to obtain an FDA license for, or approval of, a new biological product, sponsors must submit proof of safety, purity and potency, or effectiveness. In most cases, such proof entails extensive nonclinical, also known as preclinical, studies in animal models and well-controlled clinical trials in human subjects. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive, may take several years to complete and could have uncertain outcomes. The FDA regulatory review and approval process is complex and can result in requests for additional data, increased development cost, time to market delays, or preclude us from bringing to market new products. The FDA may also require post-marketing studies and risk evaluation and mitigation strategies (REMS) as conditions to approval. These requirements will add to the cost of regulatory compliance and the cost to sell our products, due to complex distribution and restricted commercial operations. Product approvals may be withdrawn if compliance with applicable regulations is not maintained or if safety issues are identified during routine safety monitoring following commercialization.

Adequate and well-controlled clinical studies are required by the FDA for approval of a BLA. To conduct a clinical trial in the U.S., the study sponsor is required to submit an Investigational New Drug (IND) application, including the study protocol, prior to commencing human clinical trials. The submission must be supported by data, typically including the results of nonclinical, manufacturing and laboratory testing. The conduct of the nonclinical tests must comply with Good Laboratory Practice, and applicable cGMP requirements. Long-term nonclinical testing, such as animal reproductive toxicity and carcinogenicity, is conducted if warranted, and its results are submitted to the IND to support a future BLA. Following the initial submission of the IND, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If questions or objections are not raised within that period, the clinical trial may commence according to the investigational protocol submitted to the FDA and following Institutional Review Board (IRB) approvals for each of the clinical sites where the study will be conducted. Protocol amendments need to be submitted and approved by the FDA prior to implementation. We have submitted an IND for MACI, and we conducted clinical investigations under that IND. Clinical studies can also be conducted outside of the U.S. with or without a U.S. IND. However, a clinical trial application (CTA) or IND is required to be submitted to the local competent regulatory authority to begin conducting human clinical trials. The CTA has similar data requirements to those of an IND.

MACI and Nexobrid are regulated by the FDA as biologics. For products that are regulated as biologics, the FDA requires: (i) nonclinical animal testing to establish a safety profile and/or a starting dose for initiation of clinical trials in humans; (ii) submission to the FDA of an IND application, which must become effective prior to the initiation of human clinical trials; (iii) adequate and well-controlled clinical trials to demonstrate the safety, purity and potency, or effectiveness, of the product for its intended use; (iv) submission to the FDA of a BLA; and (v) review and approval of the BLA as well as pre-approval inspections of the manufacturing facility by the FDA.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may sometimes overlap:

•Phase 1—The biological product is initially tested for safety and tolerability. In the case of biological products and those for severe or life-threatening diseases, the initial human testing is generally conducted in healthy patients. These trials may also provide early evidence of effectiveness.

•Phase 2—These trials are conducted in a limited number of subjects in the target population to determine a safe and effective dosage to evaluate in Phase 3 and to identify possibly related adverse effects and safety risks. Multiple

Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•Phase 3—Phase 3 trials are undertaken to provide evidence of clinical efficacy and to further evaluate dosage, potency, and safety in an expanded patient population at multiple clinical trial sites. Phase 3 studies are performed after preliminary evidence suggesting effectiveness of the product has been obtained, and are intended to establish the overall benefit-risk relationship of the investigational product, and to provide an adequate basis for product approval and labeling.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with the use of biological products, the Public Health Service Act, (PHS Act) emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency, and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs, including to review 90 percent of standard BLAs within 10 months from the date the application is accepted for filing. Although the FDA often meets its user fee performance goals, the FDA can extend these timelines as warranted. The FDA usually refers applications for novel biologics, or biologics which present difficult questions of safety or efficacy, to an advisory committee-typically a panel that includes clinicians and other experts-for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a BLA, the FDA will typically inspect one, or more, clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the biologic is manufactured as part of a pre-approval inspection. The FDA will not approve the product unless it verifies that compliance with requirements for cGMP is satisfactory and the BLA contains data that provide substantial evidence that the biologic is safe, pure and potent, or effective, for the intended use.

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

Regulation of Combination Products in the United States

Certain products may be comprised of components that would normally be regulated under different types of regulatory authorities and frequently by different centers at the FDA. These products are known as combination products. Specifically, under regulations issued by the FDA, a combination product may be:

•A product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity;

•Two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, device and biological products, or biological and drug products;

•A drug, or device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, or device, or biological product where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or

•Any investigational drug, device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

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
Accelerated Approval for Regenerative Advanced Therapies
As part of the Cures Act, Congress amended the FFDCA to create an accelerated approval pathway for regenerative advanced therapies, which include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Regenerative advanced therapies do not include those human cells, tissues, and cellular and tissue-based products regulated solely under section 361 of the Public Health Service Act and 21 CFR Part 1271. The new program is intended to facilitate efficient development and expedite review of regenerative advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A sponsor may request that the FDA designate a drug as a regenerative advanced therapy concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A new drug application or BLA for a regenerative advanced therapy may be eligible for priority review or accelerated approval through surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Therapies with a Regenerative Medicine Advanced Therapy (RMAT) designation will be eligible for accelerated approval through, as appropriate:
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
Another benefit of RMAT designation is that it creates the option to meet post-approval requirements beyond the standard, controlled clinical trial. Post-approval requirements can be met through:
•Clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records;
•The collection of larger confirmatory data sets; or

•Post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.
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

Orphan Drug

Under the Orphan Drug Act, the FDA may grant orphan designation to drugs or biologics intended to treat a rare disease or condition, generally a disease or condition that affects fewer than 200,000 individuals in the United States, or affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States for such disease or condition will be recovered from sales in the United States of such drug or biologic. Orphan drug designation must be requested to and granted by the FDA before submitting a BLA. Among the other benefits of orphan drug designation are opportunities for grant funding towards clinical trial costs, tax credits for certain research and a waiver of the BLA application user fee. After the FDA grants orphan drug designation, the generic identity of the biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not necessarily convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular product to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the biologic was designated. Orphan drug exclusivity, which would most likely run concurrently with the exclusivity, if any, received from the time of first licensure of a reference product, does not prevent the FDA from approving a different biologic for the same disease or condition, or the same biologic for a different disease or condition.

Anti-Kickback and False Claims Laws

In the United States, the research, manufacturing, distribution, sale and promotion of biological products and devices are subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other federal, state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with the FFDCA, Anti-Kickback Statute, as amended, the False Claims Act, as amended, the privacy regulations promulgated under the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, a provision of the Patient Protection and Affordable Care Act, referred to as the Sunshine Act, requires biological product manufacturers to track and report to the federal government certain payments or other transfers of value made to physicians and teaching hospitals in the previous calendar year. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

International Regulation

In addition to regulations in the United States, a variety of foreign regulations govern clinical trials, commercial sales, and distribution of product candidates. The marketing authorization approval process and requirements vary from country to country, and the review timelines may be longer or shorter than that required for FDA approval.

European Union (EU) pharmaceutical legislation requires Marketing Authorization Holders (MAH) in the EU to comply with the Pediatric Investigational Plan (PIP) that is in place as a post-authorization commitment agreed with the Pediatric Committee (PDCO) within the European Medicines Agency (EMA) to undergo an initial license renewal procedure within five years after initial market authorization. In the case of MACI which has a suspended license due to a European manufacturing facility closure, this would require the registration, qualification and approval of an EU compliant cGMP manufacturing facility before the end of the applicable renewal period in June 2018. However, we did not take such actions prior to expiration, and therefore the EU marketing authorization for MACI expired in June 2018.

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

Competitive Environment for Cartilage Repair and Burn Treatment

The biotechnology and medical device industries are characterized by rapidly evolving technology and intense competition. Our competitors include major multinational medical device companies, pharmaceutical companies, biotechnology companies (those that process and distribute human tissue as well as human tissue-derived products or tissue banks), and stem cell companies operating in the fields of tissue engineering, regenerative medicine, orthopedics and neural medicine. Many of these companies are well-established and possess technical, research and development, financial, and sales and marketing resources significantly greater than ours. In addition, many of our smaller potential competitors have formed strategic collaborations, partnerships and other types of joint ventures with larger, well-established industry competitors that afford these companies potential research and development and commercialization advantages in the technology and therapeutic areas currently being pursued by us. Academic institutions, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those being commercialized by us. Moreover, many of these competitors may be able to obtain patent protection, obtain FDA and other regulatory approvals and begin commercial sales of their products before us.

For patients diagnosed with cartilage defects, there are several treatment options, including arthroscopic debridement/chondroplasty, marrow stimulation techniques such as microfracture, osteochondral autografts or allograft derived tissue products for smaller cartilage injuries, osteochondral allografts, and autologous chondrocyte implants (e.g., MACI) for larger injuries.

The main competing treatments for MACI in the U.S. are microfracture and osteochondral allograft. Microfracture, a minimally invasive procedure that can be performed during the initial arthroscopic procedure, involves creating small fractures in the underlying bone allowing bone marrow to enter the defect. This treatment eventually forms a weaker form of cartilage which can offer shorter term relief but is at high risk of breaking down in larger defects. This treatment is sometimes augmented with allograft derived products such as Cartiform® (manufactured and distributed by Osiris (recently acquired by Smith & Nephew) and marketed by Arthrex) and Prochondrix® (marketed by Stryker). Other competitive treatments in the U.S. include a juvenile donor-derived allograft product, DeNovo® NT, marketed by Zimmer Holdings, Inc. (Zimmer Biomet). The osteochondral allograft procedure involves the transplant of a bone and cartilage graft from a deceased donor. The donor tissue is processed by a number of tissue banks and distributed by several companies. There are multiple other cartilage repair technologies currently being studied in clinical and preclinical studies. Hyalofast® is a biodegradable hyaluronic acid-based scaffold used in conjunction with autologous concentrated bone marrow aspirate being developed by Anika Therapeutics, Inc. It is currently being studied in a Phase 3 trial that was initiated in 2015. Agili-C® is a non-cellular biphasic implant derived from aragonite coral which is implanted into the subchondral bone and is being developed by CartiHeal, Inc. It is currently being studied in a Phase 3 trial that initiated in 2018.

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

Patients suffering catastrophic burns over a significant portion of Total Body Surface Area (TBSA) have few options for permanent skin coverage. When undamaged skin is available, a procedure known as meshed split-thickness auto-grafting can be considered. However, this option becomes less viable as the percentage of TBSA burn increases. Epicel is a potentially lifesaving therapy and represents the only FDA-approved option for patients with TBSA burns greater than 30%. In September 2018, the FDA-approved Avita Medical’s RECELL® System in for use in partial thickness burns and in full-thickness burns in conjunction with meshed split-thickness auto-graft. The RECELL system is a device which enables the on-site preparation of an autologous epithelial cell suspension. One RECELL kit can treat an approximately 10% TBSA wound. However, unlike Epicel, the safety and effectiveness of RECELL has not been established in combination with autografting in patients with wounds totaling greater than 50% TBSA or in pediatric patients younger than 18 years of age.

In the general area of cell-based therapies, we potentially compete with a variety of companies, most of whom are specialty medical technology/device or biotechnology companies. Some of these, such as Arthrex and Zimmer, are well-established and have substantial technical and financial resources compared to ours. However, as cell-based products are only just emerging as viable medical therapies, many of our potential competitors are smaller biotechnology and specialty medical products companies.

Employees and Human Capital Resources

As of December 31, 2020, we employed approximately 273 full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

We appreciate one another’s differences and strengths and are proud to be an Equal Opportunity Employer. We value diversity of backgrounds and perspectives and our policy is that we do not discriminate based on race, religious creed, color, national origin, ancestry, physical disability, mental disability, medical condition, genetic information, marital status, sex, gender, gender identity, gender expression, age, military and veteran status, sexual orientation or any other protected characteristic as established by federal, state or local laws.

Executive Officers

The following table lists our executive officers and key employees and their respective ages and positions as of January 31, 2021:

Name	Position	Age	Executive Officer Since
Dominick C. Colangelo	President and Chief Executive Officer	55	2013
Michael Halpin	Chief Operating Officer	59	2019
Jonathan Hopper	Chief Medical Officer	58	2018
Joseph A. Mara	Chief Financial Officer	45	2021
Sean C. Flynn	Vice President, General Counsel & Secretary	47	2019

Dominick C. Colangelo — Mr. Colangelo joined Vericel Corporation in 2013 with more than 20 years of executive management and corporate development experience in the biopharmaceutical industry, including nearly a decade with Eli Lilly and Company (Eli Lilly). During his career, he has held a variety of executive positions of increasing responsibility in product development, pharmaceutical operations, sales and marketing, and corporate development. He has extensive experience in the acquisition, development and commercialization of products across a variety of therapeutic areas. During his tenure at Eli Lilly, Mr. Colangelo held positions as Director of Strategy and Business Development for Eli Lilly’s Diabetes Product Group and also served as a founding Managing Director of Lilly Ventures. Mr. Colangelo received his B.S.B.A. in Accounting, Magna Cum Laude, from the State University of New York at Buffalo and a J.D. degree, with Honors, from the Duke University School of Law.

Michael Halpin — Mr. Halpin joined Vericel in April of 2017 with over 28 years of regulatory, quality assurance, and clinical research experience with a variety of medical device, combination product, small molecule, biologic, and advanced therapy technologies. Prior to joining Vericel, Mr. Halpin was with Sanofi and Genzyme Corporation; most recently as vice president, North American region regulatory head with responsibility for Sanofi Genzyme’s rare disease, immuno-inflammatory, multiple sclerosis and other business unit products. Mr. Halpin has also served as vice president, regulatory affairs for Genzyme’s biosurgery division, with regulatory oversight of all biosurgery and cell and gene therapy products, including Carticel, Epicel, and MACI. Prior to Genzyme, Mr. Halpin held a number of regulatory, quality, and clinical affairs positions at several medical device companies, including Abbott/MediSense, C.R. Bard, and Abiomed, Inc. Mr. Halpin received his master’s degree in biomedical engineering and bachelor’s degree in biochemistry from the University of Virginia.

Jonathan Hopper – Mr. Hopper is a seasoned industry executive with previous experience as a surgeon and government regulator. He qualified in medicine in the UK in 1987 and trained as an Orthopedic and Trauma surgeon, gaining additional clinical experience in Accident and Emergency, Sports Medicine and Trauma Intensive Care. Mr. Hopper became a Fellow of the Royal College of Surgeons of Edinburgh in 1992. In 1997, he joined the UK’s Senior Civil Service as a senior medical officer at the UK’s Department of Health, regulating medical device manufacturers and advising senior government officials and Ministers of State. Mr. Hopper attained the degree MBA (Health Executive) from the University of Keele 2003. In 2006, Mr. Hopper joined the medical device industry and moved to the USA in 2009. He has held various Global Medical Affairs and Clinical Development Executive roles for ConvaTec, Stryker, Osiris Therapeutics and Ferring Pharmaceuticals. Mr. Hopper joined Vericel in August 2018 and leads the Clinical Development, Pharmacovigilance and Medical Affairs functions.

Joseph A. Mara. — Mr. Mara joined Vericel in 2021 with more than 20 years of financial, strategic and operational experience, including more than 14 years of experience in the biotech industry. Prior to joining Vericel, Mr. Mara held a number of leadership roles at Biogen, Inc., including Vice President, Finance and Head of Investor Relations, Vice President of Global FP&A and Strategic Corporate Finance and Vice President, U.S. Finance and Operations. During his time at Biogen, Mr. Mara had opportunities to work across the entire organization, in roles of increasing responsibility within Finance across R&D, Corporate Finance, Corporate Strategy and Commercial operations, supporting company strategy, business development and several commercial launches. Prior to joining Biogen, Mr. Mara held finance and strategy roles in the financial services and technology industries, including at Thomson Reuters Corporation and Fidelity Investments. Mr. Mara earned a B.A. degree in Economics and International Studies from Northwestern University and an M.B.A. from the Sloan School of Management at M.I.T.

Sean C. Flynn — Mr. Flynn joined Vericel in 2019, having served as corporate and litigation counsel for nearly 20 years in both the public and private sectors. Prior to joining Vericel, Mr. Flynn held the position of Vice President and General Counsel of Verastem, Inc. where he was responsible for all legal matters. Mr. Flynn also served as Associate General Counsel and Chief Compliance Officer for Abiomed, Inc. during a period of rapid revenue and market growth. In that capacity, Mr. Flynn handled a wide variety of business and legal matters for the organization, while maintaining responsibility for the compliance readiness of the company on a global scale. Prior to joining Abiomed, Mr. Flynn served for nearly seven years as a federal prosecutor with the Offices of the United States Attorney for the Eastern District of California and the Eastern District of New York. Mr. Flynn began his legal career as a litigator with Bingham McCutchen LLP, after clerking for the Honorable Ruggero J. Aldisert, Senior Circuit Judge, United States Court of Appeals for the Third Circuit and after receiving his Juris Doctor, cum laude, from Vermont Law School. Prior to beginning his legal career, Mr. Flynn served as an Air Defense Artillery Officer in the United States Army, having graduated from the United States Military Academy at West Point in 1995.

Available Information

Additional information about Vericel is contained at our website, www.vcel.com. Information on our website is not incorporated by reference into this report. We make available on our website free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the Securities and Exchange Commission (SEC). Our reports filed with the SEC are also made available on its website at www.sec.gov. The following Corporate Governance documents are also posted on the Investor Relations section of our website: Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Insider Trading Policy, Special Trading Procedures for Insiders, Board Member Attendance at Annual Meetings Policy, Director Nominations Policy, Shareholder Communications with Directors Policy and the Charters for each of the Committees of the Board of Directors.

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

Risks Related to the COVID-19 Pandemic

The current pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research, development and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research, development and commercialization activities. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread globally. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility in financial markets. The global impact of the outbreak is continually evolving and, as the virus spreads and additional cases are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Many of restrictions and orders have been periodically updated as infection rates in the United States have risen and fallen and as world health leaders learn more about the virus, its transmission pathway and who is most at risk. Since mid-March 2020, multiple state governments – including those in Massachusetts and Michigan and others where third parties with whom we engage operate – have issued, extended and supplemented orders requiring certain businesses that do not conduct essential services to temporarily close their physical workplaces to employees and customers. Companies and organizations conducting biopharmaceutical research and development have been largely exempted from closure orders as the sector has been deemed essential to maintaining continuity of operations of the critical infrastructure as determined by the federal government. The pandemic remains highly fluid throughout the country and around the world and the number of COVID-19 infections has fluctuated significantly in various geographies during 2020 and early 2021 and will likely continue to do so. As such, many state and local governments have re-instituted restrictions on businesses, travel, and personal activities from time-to-time and it is expected that additional such measures may occur in the future as the pandemic evolves.

In March 2020, we put in place a comprehensive workplace protection plan, which institutes protective measures in response to the COVID-19 pandemic. These measures include mandatory employee training on social distancing and hygiene protocols, conducting daily health screenings of all employees, vendors and visitors entering our facilities, canceling all international business travel, limiting domestic business travel to essential purposes, requesting that employees limit non-essential personal travel, enhancing our facilities’ janitorial and sanitary procedures, making certain physical modifications and enhancements to our facilities to enable effective social distancing among employees, providing certain personal protective equipment to employees working in our offices, encouraging employees to work from home to the extent their job function enables them to do so, limiting third-party access to our facilities, encouraging the use of virtual employee meetings, modifying the manner and schedule of on-site production activities, and providing guidance to our field-based commercial teams concerning their communications and contact with customers and healthcare professionals. We continue to review these measures regularly as the situation evolves, and as we continue to learn more, we may take additional actions that are consistent with guidance and orders issued by national, state and local governmental agencies. Both these existing measures and any future actions we take may result in continued disruption to our business.

The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious disease, impacts our preclinical studies, clinical trial operations and current or future commercialization efforts will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic has and will likely continue to adversely affect our business, financial condition and results of operations, and it may have the effect of heightening many of the risks described herein, including the below.

•The implantation of MACI® is an elective surgical procedure. On March 13, 2020 and March 14, 2020, the American College of Surgeons and United States Surgeon General, respectively, recommended that each hospital, health system, and surgeon minimize, postpone, or cancel electively scheduled surgeries, which resulted in a reduction in MACI sales during the first and second quarters of 2020. These recommendations were followed by numerous state-level executive orders either banning or partially banning elective surgeries. By April 3, 2020, 31 U.S. states had issued executive mandates calling for the suspension of elective or non-essential surgeries.

•As a result of these restrictions, beginning in mid-March 2020, we started to experience a significant increase in cancellations of scheduled MACI procedures as well as a slowdown in new MACI orders. Those cancellations negatively impacted our results of operations for the first and second quarters of 2020. These restrictions began to ease in May and, by the end of September 2020, there were no state orders in place that directly impacted a surgeon’s or patient’s ability to move forward with a MACI surgery. However, the COVID-19 pandemic remains unpredictable and most areas of the United States, and the world, have experienced a resurgence of COVID-19 infections during the late fall of 2020 and into early 2021. Although hospitals are now better prepared for a subsequent surge in COVID-19 patients, regional, local and facility-based restrictions on the performance of elective surgeries have been reinstituted at various times in some geographies in recent months and others may follow in the future. We believe our MACI business will be negatively impacted if elective surgical procedures are again restricted. Further, continued, and prolonged material disruption to the operations of our employees, distributors, suppliers or customers will impact our sales and operating results and could lead to potential impairments to inventory and accounts receivable. While trauma injury admissions have been reported to have declined due to various COVID-19 related restrictions and although Epicel® has been less directly impacted by the pandemic given the critical nature of severe burn injuries, it is difficult to ascertain the continued impact of COVID on the treatment of severe burns.

•We are currently conducting the PEAK (A Study of MACI in Patients Aged 10 to 17 Years with Symptomatic Chondral or Osteochondral Defects of the Knee) Study at ten (10) sites throughout the United States. Three (3) such sites have currently paused enrollment of new PEAK patients as a result of the effects of the pandemic, and the Study has not experienced a slow-down in its traditional rate of patient enrollment during 2020. Furthermore, the PEAK Study or another of our clinical trials may in the future experience difficulties associated with patient visits and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including closure of site access to outside medical monitors, quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the FDA, heightened exposure of patients, principal investigators and site staff to COVID-19 if an outbreak occurs in their geography, or other reasons related to the COVID-19 pandemic. Further, patients who are already recruited into our clinical trials may be unable or unwilling to attend follow-up visits within the timelines specified in our trial protocols, potentially impacting our ability to meet our clinical trial endpoints. An outbreak may also affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out our clinical trials.

•We continue to manufacture MACI and Epicel and we maintain a significant safety back-up of all key raw materials. We do not expect that current supply chain interruptions will impact our ongoing manufacturing operations. However, we currently rely on third parties to, among other things, manufacture and supply raw materials, which are used to produce our products, and supply other goods and services to run our business. If any such third parties in our supply chain are adversely impacted by current or future restrictions or executive orders resulting from the COVID-19 pandemic for an extended period of time, including staffing shortages, production slowdowns, disruptions in delivery systems, or federal orders requiring the diversion of key supplies for use in the production or manufacturing of vaccines designed to inoculate individuals against COVID-19, our supply chain may be disrupted, limiting our ability to manufacture our products and product candidates and conduct our research and development operations, or commercially launch any of our product candidates, if approved. With respect to customer delivery, MACI final product has an established shelf life of six (6) days and established shipping shelf life of three (3) days. Currently, MACI is picked-up by courier and shipped by commercial air or ground transportation to our customers’ locations. Epicel final product has an established shelf life of 24 hours and is hand carried to customer hospital sites by courier. Transportation is primarily by commercial or charter airline. Although we have not experienced material shipping delays or increased costs to date, significant disruption of air travel could result in the inability to deliver MACI or Epicel final products to customer sites within appropriate timeframes, which would have a material adverse effect on our business and results of operations.

•We have largely restricted on-site staff in our facilities to only those personnel and contractors who must perform essential activities related to the manufacture, production and delivery of our products. We have encouraged the majority of our remaining employees to work remotely. Our continued reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. Additionally, the continued spread or further resurgence of COVID-19 or similar infectious diseases in the U.S. may lead to further government-imposed quarantines and restrictions, which may result in the closure of our administrative offices, with our employees working outside of our offices for an extended period of time. These actions may also result in the disruption of our manufacturing operations, which are currently accomplished within our administrative offices. Additionally, such quarantines and restrictions may adversely affect our ability to conduct certain product enhancement and business development activities.

•Our continued reliance on personnel working from home may also increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, institutional review boards and ethics committees, third-party contractors and suppliers, clinical trial sites and other important agencies and contractors. Our business operations may be further disrupted if any of our employees, officers or board of directors contract an illness related to COVID-19 and are unable to perform their duties. For example, COVID-19 illness could impact members of management or our board of directors resulting in absenteeism from management meetings or meetings of the directors or committees of directors, and making it more difficult for management to effectively oversee our daily operations, or to convene the quorums of the full board of directors or its committees needed to conduct meetings for the management of our affairs.

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

•NexoBrid® is currently a pre-commercial product in North America. On September 16, 2020, we announced that the FDA has accepted for review a BLA seeking marketing approval for NexoBrid in the United States and has assigned a PDUFA target date for the product of June 29, 2021. However, health regulatory agencies globally, including the FDA, have experienced, and may continue to experience disruptions in their operations as a result of the continued spread of the COVID-19 pandemic. For instance, the COVID-19 pandemic may impact the FDA’s response times to regulatory submissions and its ability to monitor our clinical trials. Additionally, in many instances across the industry, the FDA has postponed, or has been unable to conduct certain inspections of domestic and international manufacturing facilities in connection with its regulatory review of product applications as a result of travel and other restrictions caused by the pandemic. Should such restrictions prevent or delay the FDA in conducting necessary reviews or physical inspections of the manufacturing facilities involved in the production of NexoBrid, or should other events impact FDA’s response times, the timeline for approval of NexoBrid could be materially delayed, which could materially affect the development, study and ultimate commercialization of the product. It is unknown how long these disruptions could continue, were they to occur.

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

•Given the economic downturn and increased unemployment in the U.S. related to COVID-19, millions of individuals have lost and may lose their employer-based insurance coverage, which may adversely affect our ability to commercialize our products. In addition, market disruption and rising unemployment caused by the COVID-19 pandemic may lead to delays in obtaining insurance coverage and reimbursement of newly approved products as well as an increase in the numbers of uninsured patients and patients who may no longer be able to afford their co-insurance or co-pay obligations. These factors may lead to decreased utilization of our products, which could reduce revenue. The continued outbreak or worsening of COVID-19 may also negatively impact our commercialization strategy for our products and product candidates, if approved. Hospitals and other medical institutions have reduced and diverted staffing, diverted resources to patients suffering from COVID-19 and limited hospital access for non-patients, which has included our sales personnel. Hospitals may continue and increase these and similar measures in the future should the COVID-19 virus continue to spread or surge in certain areas. In addition, COVID-19 levels in the United States may cause customers or patients to postpone or cancel previously scheduled surgeries or to decline to schedule surgeries utilizing our products, which would negatively impact our operations and financial results. We have encouraged our sales personnel to conduct many of their interactions with physicians and patients through the use of webinars, telemedicine, direct-to-consumer advertising and social media. These circumstances may adversely affect the ability of our sales professionals to effectively market our products to physicians in the future, which may have a negative impact on our potential sales and our market penetration.

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

Risks Related to Our Operations

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

Factors that may affect our results of operations include:

•the timing of new orders and revenue recognition for new and prior year orders;
•seasonal buying patterns of our customers;
•volatility in the sales of our products;
•volume of revenues;
•competitive developments;
•changes in third-party coverage and reimbursement for our products;
•our ability to supply and meet customer demand for our products;
•our ability to increase sales to our existing customers, particularly larger customers;
•our ability to attract new customers;
•our ability to develop and achieve market adoption of our products;
•the impact of a recession or any other adverse global economic conditions on our business;
•the impact of the current COVID-19 pandemic, or the future outbreak of another highly infectious or contagious disease;
•erosion in margins or significant fluctuations in revenues caused by changing customer demand;
•the timing and cost of hiring personnel and of large expenses such as third-party professional services;
•stock-based compensation expenses, which vary along with changes to our stock price;
•fluctuations in foreign currency exchange rates; and
•future accounting pronouncements or changes in accounting rules or our accounting policies.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly and annual results of operations. There can be no assurance that the level of revenues and profits, if any, achieved by us in any particular fiscal period, will not be significantly lower than in other comparable fiscal periods. For example, the rate at which MACI biopsies convert to implants has generally been consistent since the product was first commercially launched in 2017. We cannot be certain that this rate will remain constant in the future, and if this rate were to decline, our revenue growth could be negatively impacted. In addition, our expense levels are based, in part, on our expectations as to future revenues. As a result, if future revenues are below expectations, net income or loss may be disproportionately affected by a reduction in revenues, as any corresponding reduction in expenses may not be proportionate to the reduction in revenues. If we fail to achieve our quarterly forecasts, if our forecasts fall below the expectations of investors or research analysts, or if our actual results fail to meet the expectations of investors or research analysts, our stock price may decline.

Seasonal sales patterns and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows and may prevent us from achieving our quarterly or annual forecasts, which may cause our stock price to decline.

Historically, and specifically prior to the COVID-19 pandemic, we have had significant seasonal patterns in product orders with the highest volume occurring in the fourth quarter and the lowest volume occurring in the first quarter. As a result, a significantly higher percentage of our annual revenues have historically been recognized in the fourth quarter and the lowest percentage of annual revenues in the first quarter of a given calendar year. This is due to a number of factors, including insurance deductible limits and the time of year during which patients prefer to start rehabilitation. We expect to continue to experience this seasonality of our business in subsequent years after the COVID-19 pandemic and its related implications have halted.

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

There can be no assurance that we will be able to manage our future growth efficiently or profitably. Our business remains unproven at a large-scale operational level and actual revenue and operating margins, or revenue and margin growth, may be less than expected. If we are unable to scale our production capabilities efficiently or maintain pricing without significant discounting, we may fail to achieve expected operating margins, which would have a material and adverse effect on our operating results. Growth may also stress our ability to adequately manage our operations, quality of products, safety and regulatory compliance. If growth significantly decreases it will negatively impact our cash reserves, and we may be required to obtain additional financing, which may increase indebtedness or result in dilution to shareholders. Further, there can be no assurance that we would be able to obtain additional financing on acceptable terms, if at all.

If we do not manage inventory in an effective and efficient manner, it could adversely affect our results of operations.

Many factors affect the efficient use and planning of inventory of certain components and other materials used in our cell manufacturing process to manufacture our marketed products, such as effectiveness of predicting demand, effectiveness of preparing manufacturing to meet demand, efficiently meeting product demand requirements and expiration of materials in inventory. We may be unable to manage our inventory efficiently, keep inventory within expected budget goals, keep inventory on hand or manage it efficiently, control expired inventory or keep sufficient inventory of materials to meet product demand due to our dependence on third-party suppliers. Finally, we cannot provide assurances that we can keep inventory costs within our target levels. Failure to do so may harm our long-term growth prospects.

We have incurred losses and may not achieve consistent profitability for some time or at all.

For the year ended December 31, 2020 we reported net income, of $2.9 million, for the first time in Company history. Prior to 2020, however, we had incurred net losses each year since our inception in 1989, including a net loss of $9.7 million for the year ended December 31, 2019. As of December 31, 2020, we had accumulated a deficit of approximately $375.8 million and had $100.1 million of cash, cash equivalents and investments. Based on our current plan and existing cash, cash equivalents and investments on hand we are positioned to sustain current operations through at least 12 months following the issuance of the consolidated financial statements included in this Annual Report on Form 10-K.

Although we believe we can continue to achieve profitability without the need to raise additional capital, we may incur significant operating losses over the next several years despite sales increasing and margins improving, due to continuing expenses related to research and development, and the expense associated with continuing the commercialization of our approved products. We cannot predict with any certainty the existence or amount of future losses. Our ability to maintain profitability will depend on, among other things, increasing sales of our current products, improving gross margins, successfully commercializing new products, completing the development of our future product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components and the possible acquisition and development of complementary products. Therefore, we may not be able to achieve or sustain profitability.

In the longer term, we may need to raise additional funds in order to continue to complete product development programs and the clinical trials needed to obtain approval for and commercialize our future product candidates, or to capitalize on potential strategic opportunities. We cannot be certain that actual results will not differ materially from our current projections and that current capital will be sufficient to achieve profitability or that funding will be available on favorable terms, if at all. Some of the factors that will impact our ability to raise additional capital and our overall success include:

•The ability to maintain our manufacturing facility’s compliance with FDA requirements, including establishment and product fees;
•The requirements necessary to maintain in good standing marketing authorizations and licenses from regulatory bodies in the United States and other countries;
•The liquidity and market volatility of our equity securities;
•Regulatory and manufacturing requirements and uncertainties;
•Anticipating technological developments by competitors;
•The rate and degree of progress of our product development; and
•The rate and cadence of the regulatory approvals needed to proceed with clinical development programs.

Our products and product development programs are based on novel technologies and are inherently risky.

Our products are subject to the inherent risks of failure associated with the development of new products based on novel technologies. The innovative nature of our therapeutics creates significant challenges with regard to product development and optimization, manufacturing, regulatory environment and emerging regulations, third-party reimbursement and market acceptance. Therapeutic advancements are generally ahead of development and release of regulatory guidance and requirements. The lack of established precedents and evolving regulatory policy for novel products can pose significant challenges in product and clinical development, which can decrease the chances of regulatory success.

Our products represent new classes of therapy that the marketplace may not understand or accept. Furthermore, the success of our products is dependent on wider acceptance by the medical community.

While our products have had some commercial success to date, the broader market may not understand or accept our products. Our products represent new treatments or therapies and compete with a number of more conventional products and therapies manufactured and marketed by others. The nature of our products creates significant challenges with regard to product development and optimization, manufacturing, regulations, and third-party reimbursement. As a result, the commercialization of our current products and the development pathway for our potential new products may be subject to increased scrutiny, as compared to the pathway for more conventional products.

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
•Our ability to educate healthcare providers on the autologous use of human tissue, to avoid potential confusion with, and differentiate ourselves from, the ethical controversies associated with human fetal tissue and engineered human tissue;
•Our ability to educate healthcare providers, patients and payers on the safety and adverse reactions involving our products;
•Our ability to meet supply and demand and develop a group of medical professionals familiar with and committed to the use of our products; and

•The cost-effectiveness of our products and the reimbursement policies of government and third-party payers.

If the medical community or patients do not accept the safety and effectiveness of our products, it could negatively affect our ability to sell those products, which would have a material adverse impact on our business, financial condition and operations.

Failure to enter into written agreements with payers for reimbursement of our products and to obtain adequate reimbursement and reimbursement rates could have a material adverse effect on our financial condition and operating results.

We have a limited network of specialty pharmacy distributors for MACI, and we primarily rely on our specialty pharmacy distributors’ contracts with third-party payers for reimbursement. Under our distribution agreements with Orsini and AllCare, we assume the credit and collection risk of third-party payers, as Orsini and AllCare dispense MACI and perform the collection activities. We also sell a portion of MACI implants directly to facilities based on prices stated in an approved contract or an applicable purchase order with the facility. Often the contracted rates are tied to the facility’s third-party reimbursement from an underlying insurance provider. We sell Epicel directly to hospitals based on contracted rates stated in an approved contract or an applicable purchase order with the hospital.

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

We rely on complex information technology systems for various critical purposes, including timely delivery of products and maintaining patient confidentiality.

We have developed comprehensive, integrated information technology (IT) systems for the intake of physician orders for our products, to track product delivery, and to store patient-related data that we obtain for purposes of manufacturing MACI and Epicel. We rely on these systems to maintain the chain of identity for each autologous product, and to ensure timely delivery of product, prior to expiration. Each of our products has a limited usable life measured in days from the completion of the manufacturing process to patient implant or grafting. Accordingly, maintaining accurate scheduling logistics is critical. In addition, these IT systems store and protect the privacy of certain patient information, which is required for the manufacture of our individualized cell therapy products. We have also developed an integrated information technology system for benefit coordination for MACI patients who have opted-in to the My Cartilage Care program, which we use with our benefit coordination contractor and our contracted specialty pharmacies. This system contains patient-related information some of which is accessible by company personnel and healthcare professionals for surgery coordination activities. If any of our systems were to fail or be disrupted for an extended period of time, we could lose product sales and our revenue and reputation would suffer. Similarly, in the event our systems were to be breached by an unauthorized third-party, that party could potentially access the aforementioned patient information, which could cause us to suffer further reputational damage and loss of customer confidence. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.

Our inability to complete our product development activities successfully would materially limit our ability to operate or finance our operations.

In order to obtain regulatory approvals necessary to commercialize future product candidates in the United States, we must conduct adequate and well-controlled clinical trials to demonstrate the safety and effectiveness of those products, in compliance with current regulatory requirements. We may not be able to successfully complete the development of future product candidates, or successfully market our technologies or future product candidates. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of relevant technologies and future product candidates. Our research and development programs may not be successful, or our cell therapy technologies and future product candidates may not facilitate the production of cells outside the human body with the expected results. Additionally, our technologies and future product candidates may not prove to be safe and effective in clinical trials, and we may not obtain the requisite regulatory approvals for our product candidates. If any of these events occur, our future prospects may be adversely impacted.

We must successfully complete our nonclinical and clinical development program to be able to demonstrate safety and efficacy to seek marketing approval of our current or future product candidates. Lack of efficacy and or safety events can lead to the discontinuation of clinical development, and this can occur at any stage of the clinical development program. We may experience numerous unforeseen events during development that can delay or prevent commercialization of our future development candidates.

The results of early stage clinical trials do not ensure success in later clinical trials, and interim results are not necessarily predictive of final results. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

Additionally, several of our ongoing clinical trials utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

With respect to any clinical trials affecting our approved products or future development candidates, failures or delays can occur at any stage of the trials, and may be directly or indirectly caused by a variety of factors, including but not limited to:

•Delays in securing clinical investigators or trial sites for our clinical trials and their subsequent performance in conducting accurate and reliable trials on a timely basis;
•Delays in obtaining IRB and other regulatory approvals to commence a clinical trial;
•Slower than anticipated rates of patient recruitment and enrollment in our clinical trials, or failing to reach the targeted number of patients due to competition for patients from other trials;
•Limited or no availability of coverage, reimbursement and adequate payment from health maintenance organizations and other third-party payers for the use of biological products supplied for use in our clinical trials;
•Negative or inconclusive results from clinical trials;
•Unforeseen adverse effects interrupting, delaying, or halting clinical trials of any future therapeutic product candidates, and possibly resulting in the FDA or other regulatory authorities denying approval of any future therapeutic product candidates;
•Unforeseen safety issues;
•Approval and introduction of new therapies or changes in standards of practice or regulatory requirements or guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;
•Inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;
•Inability to replicate in large controlled trials safety and efficacy data obtained from a limited number of patients in uncontrolled trials;
•Inability or unwillingness of medical investigators to follow our clinical protocols; and
•Unavailability of clinical trial supplies.

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

We use clinical research organizations (CROs) to assist in the conduct of our clinical trials. We may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion, or if we are forced to change service providers. Any third-party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials, the commercial prospects for our current and future product candidates could be harmed and our ability to generate product revenue would be delayed or prevented. In addition, we and any provider that we retain will be subject to GCP requirements. If GCP and other regulatory requirements are not adhered to by us or our third-party providers or clinical investigators, the conduct of the trial may be compromised and the development and commercialization of our current and future product candidates could be delayed or approval may never be obtained.

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

Restrictions on the use of animal-derived materials could harm our product development and commercialization efforts.

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

If our licensing arrangement with MediWound is unsuccessful, our development of NexoBrid and its associated revenues may be limited.

We have entered into a licensing arrangement with MediWound Ltd. for the development of NexoBrid in North America. However, there can be no assurance that this agreement and our and MediWound’s efforts pursuant to it will result in FDA approval of NexoBrid, or that we will be able to market NexoBrid at a profit. Under the terms of the License Agreement, MediWound will continue to conduct all development activities under the supervision of a Central Steering Committee comprised of members of each party until the BLA is approved and subsequently transferred to Vericel. Collaboration and licensing arrangements pose many risks, including, but not limited to, the following:

•collaborations and licensing arrangements may be terminated;
•collaborators and licensors may delay clinical trials and prolong clinical development, or under-fund or stop a clinical trial;
•expected revenue might not be generated because product candidates may not be approved;
•collaborators and licensors could independently develop, or develop with third parties, products that could compete with our future products despite non-competition provisions;
•the terms of our contracts with current or future collaborators and license parties may not be favorable to us in the future;
•disputes may arise delaying or terminating the research, development, or commercialization of our product candidates, or result in significant and costly litigation or arbitration; and
•one or more third-party developers could obtain approval for a similar product prior to the product candidate resulting in unforeseen price competition in connection with the product candidate.

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

Certain events could delay or prevent our ability to successfully gain regulatory approval, including:

•patients may not participate in necessary follow-up visits to obtain required data, which would result in significant delays in the clinical testing process;
•an audit of MediWound’s supply chain or manufacturing facilities and/or processes could reveal noncompliance or a regulatory agency requires further testing or inspections of such processes;
•third-party contractors, such as a research institute, may fail to comply with regulatory requirements or meet their contractual obligations to MediWound;
•undetected or concealed fraudulent activity by a clinical researcher, if discovered, could preclude the submission of clinical data prepared by that researcher, lead to the suspension or substantive scientific review of one or more of our marketing applications by regulatory agencies, and result in the recall of any approved product distributed pursuant to data determined to be fraudulent; and

•an audit of preclinical or clinical studies by regulatory authorities may reveal noncompliance with applicable protocols or regulations, which could lead to disqualification of the results and the need to perform additional studies.

NexoBrid may not be approved for treatment of severe burns in the United States and other North American markets, or its approval may be materially delayed.

Our continued growth partially depends on our and MediWound’s ability to develop and obtain regulatory approval from the FDA for NexoBrid for treatment of severe burns in the United States. On September 16, 2020, we announced that the FDA has accepted for review a BLA seeking marketing approval for NexoBrid in the United States, and has assigned a PDUFA target date for the product of June 29, 2021. The BLA submission is based in large part on data derived from a U.S. Phase 3 pivotal study. MediWound is conducting twelve and twenty-four month safety follow-ups for cosmesis, function, quality of life and other safety measurements. Data from MediWound’s twelve-month follow-up has been compiled and is being evaluated by the FDA, while the twenty-four month follow-up is ongoing and will be submitted as a safety update as part of post-approval commitment, if the BLA is approved. While this and previous studies have met their primary endpoints, we cannot predict the outcome of the planned safety follow-ups, whether the FDA will approve the BLA based on the available preclinical and clinical data and submitted manufacturing processes and cGMP data, whether the FDA will be able to conduct necessary inspections of the manufacturing facilities involved in the production of NexoBrid, whether MediWound’s responses to certain additional information requests from the agency will be considered sufficient by the agency, how long the FDA may take to review and approve NexoBrid, or whether any such approval in the United States will ultimately be granted. Similarly, we cannot predict how long regulatory authorities in Mexico or Canada, if sought, will take to provide NexoBrid with marketing authorization in their jurisdictions or whether such authorizations will be granted at all. A significant delay or a failure to receive regulatory approval for NexoBrid in the United States may have a material adverse impact on our business prospects.

There is no guarantee that NexoBrid will be accepted in the market even if regulatory approval is received.

The success of NexoBrid, if and when approved, depends upon the acceptance of NexoBrid by patients, the medical community and third-party payers, effectively competing with other products, a continued acceptable safety profile following approval and qualifying for, maintaining, enforcing and defending related intellectual property rights and claims. Even if we and MediWound successfully obtain regulatory approvals to market NexoBrid, our revenues will be dependent, in part, upon the size of the markets for which we gain regulatory approval. If the markets that we are targeting are not as large as we estimate and/or if the acceptance and use of NexoBrid within those markets is not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

Our licensor, MediWound, is dependent on a contract with the U.S. Biomedical Advanced Research and Development Authority to fund the Phase 3 clinical trial and other development activities of NexoBrid in the United States and these contracts may be terminated by BARDA at any time.

MediWound has a contract with BARDA valued at up to $132 million for the advancement of the development and manufacturing, as well as the procurement, of NexoBrid in the United States. Under the contract, BARDA has agreed to fund up to $56 million of the development costs of NexoBrid required to obtain marketing approval in the United States, including its ongoing pediatric Phase 3 study and its expansion to include U.S. pediatric burn care sites, and has an option to further fund $10 million in development activities for other potential NexoBrid indications. BARDA confirmed its previous commitment, began procuring NexoBrid in August and December of 2020 and confirmed additional deliveries will occur over the subsequent five quarters for emergency stockpile, as part of the HHS mission to build national preparedness for public health medical emergencies. The initial BARDA procurement is valued at $16.5 million. In addition, BARDA holds an option to procure additional quantities of NexoBrid through funding of up to $50 million. BARDA recently awarded MediWound a new contract to develop NexoBrid for the treatment of Sulfur Mustard injuries as part of BARDA's preparedness for mass casualty events. The contract provides approximately $12 million of funding to support research and development activities up to pivotal studies in animals under the U.S. FDA Animal Efficacy Rule and contains options for additional funding of up to $31 million for additional development activities, animal pivotal studies, and the BLA submission for licensure of NexoBrid for the treatment of Sulfur Mustard injuries. MediWound also was recently awarded funding for the NexoBrid expanded access treatment (NEXT) protocol being conducted under the FDA’s expanded access program. However, the contracts provide that BARDA may terminate the contract at any time, at its convenience, without any further funding obligations. There can be no assurances that BARDA will not terminate the contract. Changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the development of products for the treatment of severe burns such as NexoBrid. Any reduction or delay in BARDA funding may result in a decrease in planned development activities, including the development of

NexoBrid for the treatment of Sulfur Mustard injuries and the NEXT study. In addition, the loss of funding may adversely affect MediWound’s ability to complete the required activities to comply with its obligations under the License Agreement. This could lead to a modification of the financial provisions of our agreement or a significant delay in the development of NexoBrid. Further, we cannot provide any assurances as to when or whether BARDA’s commitment for procurement of NexoBrid will occur or when or whether BARDA’s option to fund additional development activities for NexoBrid will be exercised.

Risks Related to the Manufacturing and Production of Our Products

We have limited manufacturing capacity and our commercial manufacturing operations in the U.S. depend on one facility. If the facility is destroyed or we experience any manufacturing difficulties, disruptions, or delays, this could limit supply of our products or adversely affect our ability to conduct clinical trials and our business would be adversely impacted.

We presently conduct all of our commercial manufacturing operations in the U.S., at one facility located in Cambridge, Massachusetts. As a result, all of the commercial manufacturing for the U.S. market of our marketed products, MACI and Epicel, takes place at a single U.S. facility. If regulatory, manufacturing or other problems require us to discontinue production at the Cambridge facility, we will not be able to supply our products to our patients, which would adversely impact our business. If this facility, or the equipment in it, is significantly damaged or destroyed by fire, flood, power loss or similar event, we will not be able to quickly or inexpensively replace our manufacturing capacity, and we may not be able to replace our facility at all. In the event of a temporary or protracted loss of the facility or critical equipment, we might not be able to transfer manufacturing to a third-party. Even if we could transfer manufacturing from one facility to a third-party, the shift would likely be expensive and time-consuming, particularly since an alternative facility would need to comply with applicable regulatory and quality standard requirements whereby validation and FDA approval would be required before any products manufactured at that facility could be made commercially available.

While we do maintain insurance coverage against damage to our property and equipment, if we have underestimated our insurance needs, we will not have sufficient insurance to cover losses above and beyond the limits on our policies. Additionally, any supply interruption could harm our reputation and cause our product sales and profitability to suffer even after such supply interruption is corrected.

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

Many of our suppliers are sole or single source suppliers. We do not have long-term supply agreements with many of our third‑party sole or single source suppliers of certain components and other materials used in our cell manufacturing process to manufacture our marketed cell therapy products. We purchase our required supply on a purchase order basis, and at any time the third-party suppliers could stop supplying our orders. FDA approval of a new supplier may be required if these materials become unavailable from our current suppliers. Although there may be other suppliers that have equivalent materials that would be available to us, FDA approval of any alternate suppliers, if required, could take several months or a year or more to obtain, if we could obtain such approval at all. Should we need to find alternate manufacturers or suppliers, we will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. Any delay, interruption or cessation of production by our third-party suppliers of important materials, any delay in qualifying new materials, if necessary, or any delay associated with the transition to and verification of any new manufacturers or suppliers would prevent or delay our ability to manufacture products. In addition, a supplier’s variation in a raw material or testing, either unknown to us or incompatible with our manufacturing process, or any other problem with our materials, testing or components, would prevent or delay our ability to manufacture products. These delays may limit our ability to meet demand for our products, which would have a material adverse impact on our business, results of operations and financial condition.

We may be unable to establish any agreements with third-party suppliers or to do so on acceptable terms. Even if we are able to establish agreements with third-party suppliers, reliance on third-party suppliers entails additional risks, including the possible breach of the supply agreement by the third-party, and the possible termination or nonrenewal of the agreement by the third-party at a time that is costly or inconvenient for us.

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

Complying with cGMP, ICH and other non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to assure that the product or product candidate meets applicable specifications and other requirements. We, or our contracted manufacturing facility, must also pass a pre-approval inspection by the FDA for future product candidates, and are subject to routine FDA cGMP inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to COVID-19 pandemic restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Failure to address any FDA inspection observations in a timely manner, pass pre-approval inspections or comply with cGMP requirements can result in delays to approvals for future product candidates and/or regulatory action that can limit the ability to manufacture commercial products. As a result, our business, financial condition, and results of operations may be materially harmed.

The manufacture of cell therapy products is characterized by inherent risks and challenges and has proven to be a costly endeavor relative to manufacturing other therapeutic products.

The manufacture of cell therapy products, such as our products and product candidates, is highly complex and is characterized by inherent risks and challenges such as biological raw material inconsistencies, logistical challenges, significant quality control and assurance requirements, manufacturing complexity, and significant manual processing. Unlike products that rely on chemicals for efficacy, such as most pharmaceuticals, cell therapy products are difficult to characterize due to the inherent variability of biological input materials. When manufacturing autologous cell therapies, the number and composition of the cell population varies from patient-to-patient, in part due to the age of the patient, since the therapy is dependent on patient-specific physiology. Such variability in the number and composition of these cells could adversely affect our ability to manufacture autologous cell therapies in a cost-effective manner and meet acceptable product release specifications for use in a clinical trial or, if approved, for commercial sale.

Difficulty in characterizing biological materials or their interactions creates greater risk in the manufacturing process. We attempt to mitigate risks associated with the manufacture of biologics by continuing to improve the characterization of all of our input materials, utilizing multiple vendors for supply of qualified biological materials when possible, and manufacturing some of these materials ourselves. However, there can be no assurance that we will be able to maintain adequate sources of biological materials or that the biological materials that we maintain in inventory will yield finished products that satisfy applicable product release criteria. Our inability to obtain necessary biological materials or to successfully manufacture cell therapy products that incorporate such materials could have a material adverse effect on our results of operations.

There can be no assurance that we or any third-party contractors with whom we enter into strategic relationships will be successful in streamlining manufacturing operations and implementing efficient, low-cost manufacturing capabilities and processes that will enable us to meet and/or maintain the quality, price and production standards or production volumes necessary to achieve our growth and profitability objectives as projected, or at all. Additionally, two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months. The resultant demand for vaccines and the potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing supplies for the products needed for our preclinical studies or clinical trials or for our commercial product, which could lead to delays in studies, trials, or our commercial supply.

If any of our manufacturers or suppliers fails to perform its respective obligations, or if our supply of certain components, equipment, disposable devices and other materials is limited or interrupted, ultimately we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original manufacturer or supplier, and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all.

Risks Related to Our Regulation by the FDA and other Government Entities

Failure to maintain required regulatory approvals would severely limit our ability to sell our products.

We must maintain our domestic regulatory approvals to continue to commercialize our products in the United States. We must demonstrate the safety, purity and potency, or efficacy, of cell therapy products to obtain FDA regulatory approval prior to marketing in the United States. Demonstration of safety and efficacy requires the conduct of nonclinical studies and well-controlled clinical trials in compliance with FDA, International Conference of Harmonization (ICH) and applicable local regulations. The FDA regulatory review process to obtain marketing approval is a rigorous process that requires demonstrating the ability to manufacture the product in compliance with cGMP in addition to demonstrating a favorable risk/benefit profile and making certain post-marketing commitments.

To date, our product commercialization efforts have been limited to the United States. In the event we market any products outside of the U.S. in the future, we will be required to maintain our foreign regulatory approvals in compliance with regulatory requirements and applicable local regulations to allow for commercialization outside the U.S. Regulatory requirements outside the U.S. often require additional studies and data to obtain registration and, as a result, approval timelines can also be longer than those in the U.S.

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

Many private payers in the United States use coverage decisions and payment amounts determined by the Centers for Medicare & Medicaid Services (CMS), as guidelines in setting their coverage and reimbursement policies. While certain procedures using our products are currently covered by Medicare and other third-party payers, future action by CMS or other government agencies, including the imposition of coverage and reimbursement limitations, may diminish payments to physicians, outpatient centers and/or hospitals for covered services. Additionally, payers may require us to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products and current and future product candidates to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our products and future products might not ultimately be considered cost-effective. As a result, we cannot be certain that the procedures performed with our products will be reimbursed at a cost-effective level or reimbursed at all. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Increasingly, third-party payers have attempted to control costs by challenging the prices charged for medical products. Therefore, we cannot be certain that the procedures performed with our products will be reimbursed at a cost-effective level. Nor can we be certain that third-party payers using a methodology that sets amounts based on the type of procedure performed, such as those utilized in many privately managed care systems and by Medicare, will view the cost of our products as justified so as to incorporate such costs into the overall cost of the procedure.

Moreover, we are unable to predict what changes will be made to the reimbursement methodologies used by third-party payers in the future. As a result of the continuing evaluation and assessment of these expected payments, our estimates for expected payments could change. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, the level of such reimbursement. Reimbursement may impact the demand for, or the price of, any product or product candidate for which we obtain marketing approval. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in our products and future product development. If coverage or adequate reimbursement is not available, or if our costs of production increase faster than increases in reimbursement levels, we may not be able to successfully grow the sales of our products or commercialize any current and future product candidates for which marketing approval is obtained. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product or product candidate for which we obtain marketing approval.

We are subject to significant regulation with respect to the manufacturing of our products.

All of those involved in the preparation of a cellular therapy for commercial sale or clinical trials, including our existing supply contract manufacturers and clinical trial investigators, are subject to extensive and continuing government regulations by the FDA and comparable agencies in other jurisdictions. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors and suppliers are subject to pre-approval and routine FDA inspections for compliance with the applicable regulations as a condition of FDA approval of our products.

Generally, if any FDA inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or the FDA may require remedial measures that may be costly and/or time consuming for us or a third-party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales, recalls, warning letters, market withdrawals, seizures or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

We could incur significant costs complying with environmental and health and safety requirements, or as a result of liability for contamination or other harm caused by hazardous materials that we use.

Our research and development and manufacturing processes involve the use of hazardous materials. We are subject to federal, state, local and foreign environmental requirements, including regulations governing the use, manufacture, handling, storage and disposal of hazardous materials, discharge to air and water, the cleanup of contamination and occupational health and safety matters. We cannot eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur liability as a result of any contamination or injury. Under some environmental laws and regulations, we could also be held responsible for costs relating to any contamination at our past or present facilities and at third-party waste disposal sites where we have sent waste. These could include costs relating to contamination that did not result from any violation of law, and in some circumstances, contamination that we did not cause. We may incur significant expenses in the future relating to any failure to comply with environmental laws. Any such future expenses or liability could have a significant negative impact on our financial condition. The enactment of stricter laws or regulations, the stricter interpretation of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at our own or at a third-party site may require us to make additional expenditures, which could be material.

In order to obtain marketing authorization of any of our current or future therapy product candidates in the United States, the FDA requires us to submit a BLA or marketing application, which is subject to the agency’s detailed review and the denial of such applications could negatively impact our prospects, financial condition and future results.

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

Various federal and state agencies have become increasingly active in recent years in their investigation and prosecution of various business practices, such as through the enforcement of the federal Anti-kickback Statute, the federal False Claims Act and the federal Food, Drug & Cosmetic Act and/or similar state laws. Governmental and regulatory actions against us could result in various consequences that could adversely impact our operations, including:

•The recall or seizure of products;
•The suspension or revocation of the authority necessary for the production or sale of a product;
•The suspension of shipments from particular manufacturing facilities;
•The imposition of fines and penalties;
•The delay of our ability to introduce new products into the market;
•Our exclusion or the exclusion of our products from being reimbursed by federal and state healthcare programs (such as military, Medicare, Medicaid, Veterans Administration health programs and/or Civilian Health and Medical Program Uniformed Service, or CHAMPUS); and
•Other civil or criminal prosecution or sanctions against us or our officers, directors and employees, such as fines, penalties or imprisonment.

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

NexoBrid has been designated as an orphan drug in the United States, but we may be unable to obtain or maintain such a designation or the benefits associated with orphan drug status, including marketing exclusivity, which may cause our revenue to be reduced.

Under the Orphan Drug Act, the FDA may grant orphan designation to drugs or biologics intended to treat a rare disease or condition, generally a disease or condition that affects fewer than 200,000 individuals in the United States, or affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States for such disease or condition will be recovered from sales in the United States of such drug or biologic. Orphan drug designation must be requested to and granted by the FDA before submitting a BLA. Among the other benefits of orphan drug designation are opportunities for grant funding towards clinical trial costs, tax credits for certain research and a waiver of the BLA application user fee. After the FDA grants orphan drug designation, the generic identity of the biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not necessarily convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular product to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the biologic was designated. Orphan drug exclusivity, which would most likely run concurrently with the exclusivity, if any, received from the time of first licensure of a reference product, does not prevent the FDA from approving a different biologic for the same disease or condition, or the same biologic for a different disease or condition.

Such a designation may be revoked by the FDA in certain circumstances, such as if the agency finds that the applicant’s request for designation request omitted material information required under the Orphan Drug Act and its implementing regulations. Furthermore, the FDA can waive orphan exclusivity if the applicant is unable to manufacture sufficient supply of the product subject to a period of orphan drug marketing exclusivity.

Changes to our products or future product candidates may require regulatory approvals and a denial of such required approval will negatively impact our prospects, financial condition and future results.

Changes or modifications in the manufacturing process of any of our products may require the submission of supplements to our BLAs, HDE application, and INDs. These supplements require the generation of data to support the change, and the review and approval by the FDA to obtain authorization for the change in the commercial product or in the investigational biological product before they can be implemented. Obtaining regulatory approvals for these changes may require the conduct of new studies and the purchase of new equipment to justify the change. This can be costly and time consuming. Regulatory delays can adversely impact our ability to improve our products and to introduce new products in a timely manner, which can be detrimental to our future growth.

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

The failure by us or one of our suppliers to comply with applicable legal statutes and regulations administered by the FDA and other regulatory agencies, or the failure to timely and adequately respond to any adverse inspectional or review observations, or product safety issues, could result in, among other things, any of the following enforcement actions:

•Untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•Unanticipated expenditures to address or defend such actions;
•Client notifications for repair, replacement, or refund of a product;
•Recall, detention or seizure of our products;
•Operating restrictions or partial suspension or total shutdown of production;
•Denial, refusal or delay of our requests for approval of new products or proposed changes to existing products;
•Implementation of operating restrictions;
•Withdrawal of product approvals that have already been granted;
•Refusal to approve a pending marketing application, such as a BLA or supplements to a BLA submitted by us;
•Refusal to grant export approval for our products; or
•Criminal prosecution.

If any of these actions were to occur it would harm our reputation and cause our product sales and profitability to suffer, preventing us from generating revenue. Furthermore, our key suppliers or partners may have compliance issues, which could impact our ability to manufacture our products on a timely basis and in the required quantities.

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

Disruptions at the FDA and other agencies may also slow the time necessary for product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, several times in recent years, including most recently from December 22, 2018 to January 25, 2019, the U.S. government has shut down. As a result, certain regulatory agencies, including the FDA, have had to furlough essential employees and stop critical activities in the past.

As of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval facility inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. If a prolonged government shutdown occurs in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, advertising and promotional materials, including educational and website material, must comply with the FDA’s promotional and advertising regulations in addition to other potentially applicable federal and state laws, and such materials for biologics are subject to submission and review by the Center for Biologics Evaluation and Research. Failure to follow FDA rules and guidelines relating to promotion and advertising can result in, among other things, the FDA’s refusal to approve a product, the suspension or withdrawal of an approved product from the market, product recalls, fines, disgorgement of money, operating restrictions, injunctions and/or criminal prosecutions.

If the Office of Inspector General within the Department of Health and Human Services, the DOJ, or another federal or state agency determines that we have promoted the off-label use of our products and/or we have violated anti-kickback laws, we may be subject to various penalties, including civil or criminal penalties, and the off-label use of our products may result in injuries that lead to product liability lawsuits, which could be costly to our business.

In addition to FDA restrictions concerning the manner in which we market our products, several other state and federal healthcare laws have been applied by the DOJ and state attorneys general to restrict certain marketing practices in the biopharmaceutical and medical technology industries. While physicians may prescribe products for off-label uses and indications, a company is prohibited from promoting an approved product for uses not consistent with its approved label. In addition, anti-kickback laws generally prohibit a prescription drug manufacturer from soliciting, offering, receiving or paying any remuneration in order to induce a healthcare professional or another individual or entity to purchase or prescribe a particular drug, biologic or medical device. If other federal or state regulatory authorities determine that we have engaged in off-label promotion and/or engaged in conduct violative of ant-kickback laws, we may be subject to civil or criminal penalties and could be prohibited from participating in government healthcare programs, such as Medicaid and Medicare. In addition, government agencies or departments could conclude that we have engaged in off-label promotion or violations of anti-kickback laws and, potentially, caused the submission of false claims. Even if we are successful in resolving such matters without incurring penalties, responding to investigations or prosecutions will likely result in substantial costs and could significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition and our ability to finance our operations. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims being pursued against the Company. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

Health care reform measures and changes in policies, funding, staffing and leadership at the FDA and other agencies could hinder or prevent the commercial success of our products.

In the United States, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations and the future results of operations of our potential customers.

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

Since its enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United State Court of Appeals for the Fifth Circuit and the United States Supreme Court (Supreme Court); Executive Orders have previously been issued, which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced or further amended in the future. We cannot predict what effect further changes to the ACA would have on our business.

Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

These laws, and other state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Litigation and legislative efforts to change or repeal the ACA are likely to continue, with unpredictable and uncertain results.

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

Recognizing the importance of the cell therapy field, Congress included several provisions related to regenerative medicine in the Cures Act, signed into law on December 13, 2016. Building on the FDA’s existing expedited programs available to regenerative medicine products, one of these provisions established a new program to help foster the development and approval of these products: the RMAT designation.

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

Risks Related to Intellectual Property

If we fail to fulfill our obligations under our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to intellectual property license agreements with third parties, including our license agreement with MediWound Ltd. for NexoBrid, and we may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we may not be able to develop and market any product that is covered by these agreements. Termination of these licenses or a reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. In addition, if these in‑licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours after the expiry of data exclusivity. The occurrence of such events could materially harm our business.

If we are unable to protect the confidentiality of our proprietary information and know-how related to our products, our competitive position would be impaired and our business, financial condition and results of operations could be adversely affected.

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

We have no patent protection for Epicel, which could adversely impact Epicel’s competitive position.

We have no issued patents or pending patent applications relating to Epicel. While we attempt to protect our proprietary information as trade secrets through certain agreements with our employees, consultants, agents and other organizations to which we disclose our proprietary information, we cannot give any assurance that these agreements will provide effective protection for our proprietary information in the event of unauthorized use or disclosure of such information. If other cultured epidermal autografts are approved and marketed, we will be unable to prevent them from competing with Epicel in the marketplace. We expect that the presence of one or more competing products would reduce our market share and could negatively impact price levels and third-party reimbursement for Epicel, any of which would materially affect our business.

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

Our success depends in large part on our ability to develop or license intellectual property rights to protect our proprietary products and technologies. This involves complex legal, scientific, and factual questions and uncertainties. We rely upon patent, trade secret, copyright and contract laws to protect proprietary technology and trademark law to protect brand identities. However, we cannot assure you that any patent applications filed by, assigned to, or licensed to us will be granted, and that the scope of any of our issued or licensed patents will be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us could be successfully challenged, invalidated, held to be unenforceable, or circumvented so that our patent rights would not create an effective competitive barrier. We also cannot assure you that the inventors of the patents and applications that we own or license were the first to invent or the first to file on the inventions, or that a third-party will not claim ownership in one of our patents or patent applications. We cannot assure you that a third-party does not have or will not obtain patents that dominate the patents we own or license now or in the future.

Patent law relating to the scope of claims in the biotechnology field is evolving and our patent rights in this country and abroad are subject to this uncertainty. From time to time, the Supreme Court, other federal courts, the U.S. Congress or the United States Patent and Trademark Office (USPTO) may change the standards of patentability and any such changes could have a negative impact on our business.

We cannot assure you that our patent portfolio or our efforts to seek patent protection for our technology and products will not be negatively impacted by the guidance issued by the USPTO, the decisions described above, rulings in other cases, or changes in guidance or procedures issued by the USPTO.

There can be no assurance that future decisions of the Supreme Court or other federal courts will not have a negative impact on biotechnology patents generally or the ability of biotechnology companies to obtain or enforce their patents in the future. Such negative decisions by the Supreme Court or other federal courts could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

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

With respect to MACI, if we are unable to obtain and enforce patents and to protect our trade secrets, others could use our technology to compete with us, which could limit opportunities for us to generate revenues by licensing our technology and selling products.

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

Although we have not been subject to any filed patent infringement claims, patents could exist or could be filed which would prohibit or limit our ability to market our products or maintain our competitive position. In the event of an intellectual property dispute, we may be forced to litigate. Such litigation is typically protracted and the results are unpredictable. Intellectual property litigation would divert management’s attention from developing our products and would force us to incur substantial costs regardless of whether we are successful. An adverse outcome could subject us to significant liabilities to third parties including treble damages and the opposing party’s attorneys’ fees, and force us to pay significant license fees and royalties or cease the development and sale of our products and processes.

We have hired and expect to continue to hire individuals who have experience in cell culture and cell-based therapeutics and may have confidential trade secret or proprietary information of third parties. We caution these individuals not to use or reveal this third-party information, but we cannot assure you that these individuals will not use or reveal this third-party information. Thus, we could be sued for misappropriation of proprietary information and trade secrets. Such claims are expensive to defend and could divert our attention and could result in substantial damage awards and injunctions that could have a material adverse effect on our business, financial condition or results of operations.

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

If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages, and defend against litigation.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•Others may be able to make products that are the same as or similar to our products or product candidates, but that are not covered by the claims of the patents that we own or have exclusively licensed;
•We or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed;
•We might not have been the first to file patent applications covering certain of our inventions;
•Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•It is possible that our pending patent applications will not lead to issued patents;
•Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
•Our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•We may not develop additional proprietary technologies that are patentable; and
•The patents of others may have an adverse effect on our business.

Others may challenge our patent or other intellectual property rights or sue us for infringement.

Risks Related to an Investment in our Common Stock

Our common stock price has been volatile and future sales of shares of common stock could have an adverse effect on the market price of such shares.

The market price of shares of our common stock has been volatile, ranging in closing price between $7.25 and $43.98 during January 1, 2020 through January 31, 2021. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

•Announcements of research activities, business developments, technological innovations or new products by us or our competitors;
•Entering into or terminating strategic relationships;
•Information related to decisions by regulatory authorities regarding our products or product candidates or other regulatory developments or guidance in both the United States and abroad;
•Disputes concerning patents or proprietary rights;
•Changes in our revenues or expense levels;
•Changes in our pricing policies or the pricing policies of our competitors;
•Substantial changes in reimbursement practices;
•The amount of our cash resources and our ability to obtain additional funding;
•Seasonal or other variations in patient demand for MACI and Epicel;
•Demand for and clinical acceptance of our products;
•The timing of sales of products and of the introduction of new products;
•Public concern regarding the safety, efficacy or other aspects of the products or methodologies we are developing;
•Clinical trial results;
•News or reports from other stem cell, cell therapy or regenerative medicine companies;

•Actual or threatened litigation or governmental investigations or other major developments in such matters;
•Reports by securities analysts;
•Status of the investment markets;
•Public or private sales of additional securities;
•Cybersecurity incidents that materially affect our products, services, relationships or competitive conditions;
•Loss of key personnel;
•The impact of the COVID-19 pandemic on our business, operations, prospects and financial condition;
•Changes in management or the Board of Directors; and
•Concerns related to management transitions.

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

We have never declared or paid cash dividends on our common stock and do not expect to do so in the foreseeable future. The declaration of dividends is subject to the discretion of our board of directors and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value.

General Risks

The use of our products and future product candidates may expose us to product liability claims, and we may not be able to obtain adequate insurance. As a result, such claims could affect our earnings and financial condition.

We face an inherent business risk of exposure to product liability claims in the event that the manufacture and/or use of our products during clinical trials, or after commercialization, result in adverse events. Moreover, we derive the raw materials for our products from patients serving as their own donors, the production process is complex, and the handling requirements are specific. All of these factors increase the likelihood of quality failures and subsequent product liability claims. Although we are not currently subject to any product liability proceedings and we have no reserves for product liability disbursements, we may incur material liabilities relating to product liability claims in the future, including product liability claims arising out of the usage of our products. Additionally, we may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage or at all. If we are unable to obtain insurance, or if claims against us substantially exceed our coverage, then our business could be adversely impacted. Excessive insurance costs or uninsured claims would increase our operating loss and adversely affect our financial condition. Whether or not we are ultimately successful in any product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources and could result in, among other things:

•Significant awards against us;
•Substantial litigation costs;
•Recall of the product;

•Injury to our reputation;
•Withdrawal of clinical trial participants; or
•Adverse regulatory action.

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

In order to grow and expand our business, to introduce other new product candidates into the marketplace, we may need to raise additional funds. We may also need significant additional funds or a collaborative partner, or both, to finance the research and development activities of future cell therapy product candidates for additional indications or in additional markets.

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

We may try to access the public or private equity markets if conditions are favorable to complete a financing, even if we do not have an immediate need for additional capital at that time, or whenever we require additional operating capital. In addition, we may seek collaborative relationships, incur debt and access other available funding sources. This additional funding may not be available to us on reasonable terms, or at all. Some of the factors that will impact our ability to raise additional capital and our overall success include:

•Our ability to further commercialize our products;
•The rate and degree of progress of our product development;
•The rate of regulatory approval to proceed with clinical developmental programs;
•The level of success achieved in clinical trials;
•The requirements necessary for marketing authorization from regulatory bodies in the United States and other countries;
•The liquidity and market volatility of our equity securities; and
•Regulatory and manufacturing requirements and uncertainties, and technological developments by competitors.

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

Our success depends in large part upon the efforts of our key management and manufacturing and quality staff. The loss of any of these individuals, or our inability to attract and retain highly qualified scientific and management personnel in a timely manner, could materially and adversely affect our business and our future prospects. In the future, we may need to seek additional manufacturing and quality staff members. There is a high demand for highly trained manufacturing and quality personnel in our industry. We face competition for such personnel from other companies, research and academic institutions and other entities. For example, multiple companies with operations in Massachusetts have developed or are attempting to develop vaccines and/or treatments for COVID-19. In some instances, these companies are undertaking large-scale manufacturing operations in order to potentially supply their products throughout the United States. In many instances, these companies have advertised hundreds of open manufacturing positions to support these scale-ups. Although, to date, we have not experienced a significant number of departures among our manufacturing staff, we cannot be sure such departures will not occur in the future. We do not know whether we will be able to attract, train and retain highly qualified manufacturing and quality personnel in the future, which could have a material adverse effect on our business, financial condition and results of operations. A loss of one or more of our key personnel could severely and negatively impact our operations. Our key personnel are employed “at-will,” and any of them may elect to pursue other opportunities at any time. We have no present intention of obtaining key man life insurance on any of our key management, manufacturing, quality or other personnel.

Efforts to comply with securities laws and regulations require management resources, and we still may fail to comply.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. The independent registered public accounting firm auditing our consolidated financial statements is required to attest to the effectiveness of our internal controls over financial reporting. If, in any year, we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our consolidated financial statements, which could result in a decrease in the value of our securities.

Our corporate documents and Michigan law contain provisions that may make it more difficult for us to be acquired.

Our Board of Directors has the authority, without shareholder approval, to issue additional shares of preferred stock and to fix the rights, preferences, privileges and restrictions of these shares without any further vote or action by our shareholders. Michigan law contains a statute that makes it more difficult for a 10% shareholder, or its officers, to acquire a company. This authority, together with certain provisions of our charter documents, may have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, control of our company. This effect could occur even if our shareholders consider the change in control to be in their best interest.

Changes to tax legislation and regulations could negatively impact our earnings.

We are subject to income taxes in the U.S. In particular, although the passage of the Tax Cuts and Jobs Act of 2017 reduced the U.S. tax rate to 21%, the law is complex and further regulations and interpretations are still being issued. We could face audit challenges on how we apply the new law that could have a negative impact on our provision for income taxes. In addition, particularly in light of the Biden Administration, our future earnings could be negatively impacted by changes in tax legislation, including a repeal or modification of the Tax Cuts and Jobs Act of 2017, changes in tax rates and tax base such as limiting, phasing-out or eliminating deductions or tax credits, increase taxing of certain excess income from intellectual property, revising tax law interpretations and changes in other tax laws in the U.S.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease approximately 57,000 square feet in Cambridge, Massachusetts for manufacturing operations including clean rooms, laboratories and office space. This Cambridge lease expires in February 2032 and we have the right to extend until February 2037, subject to certain conditions being met. We lease approximately 14,000 square feet of office space in Cambridge, Massachusetts expiring in 2024 and we have the right to extend until 2029. We lease approximately 6,000 square feet of office space in Ann Arbor, Michigan, which expires in April 2023. We believe that our facilities are adequate to meet our current needs. Additional facilities may be required to support expansion for research and development activities or to assume manufacturing operations.

Item 3. Legal Proceedings

We are currently not party to any material legal proceedings, although from time-to-time we may become involved in disputes in connection with the operation of our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities

Our common stock is currently quoted on the NASDAQ Stock Market under the symbol “VCEL”.

As of January 31, 2021 there were approximately 167 holders of record of the common stock. We have never paid cash dividends on our common stock and we do not anticipate paying such cash dividends in the foreseeable future. We currently anticipate that we will retain all future earnings, if any, for use in the development of our business.

Stock Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2016 through December 31, 2020 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Stock Price Comparison

Equity Compensation Plan Information as of December 31, 2020

The following table sets forth information as of December 31, 2020 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuances:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (employees and directors)(1)(2)	5,506,683	$11.34	4,544,084
Employee stock purchase plan(1)(3)	14,954	$16.64	291,548

(1)       The material features of these securities are described in note 9 of the Consolidated Financial Statements.

(2)       Shares issuable under the Amended and Restated 2019 Omnibus Incentive Plan.

(3)       Shares issuable under the 2015 Employee Stock Purchase Plan (ESPP).

Recent Sales of Unregistered Securities

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

Purchases of Equity Securities by the Issuer

There were no repurchases of shares of common stock made during the year ended December 31, 2020.

Item 6. Selected Financial Data

The data for each of the five years in the period ended December 31, 2020 are derived from our Consolidated Financial Statements. The selected historical financial data for the financial position of our Company as of December 31, 2020 and 2019 and the results of their operations for each of the five years in the period ended December 31, 2020 presented below should be read together with our Consolidated Financial Statements, the notes to those statements and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018	2017	2016
Product sales, net	$121,968	$117,850	$90,857	$62,760	$54,383
Other revenue	2,211	—	—	1,164	—
Total revenue	124,179	117,850	90,857	63,924	54,383
Cost of product sales	39,951	37,571	32,160	30,354	28,307
Gross profit	84,228	80,279	58,697	33,570	26,076
Research and development (a)	13,020	30,391	13,599	12,944	15,295
Selling, general and administrative	68,836	61,139	49,007	35,610	27,388
Loss on impairment of intangible asset(b)	—	—	—	—	2,638
Total operating expenses	81,856	91,530	62,606	48,554	45,321
Income (loss) from operations	2,372	(11,251)	(3,909)	(14,984)	(19,245)
Other income (expense):
Increase in fair value of warrants(c)	—	—	(2,524)	(257)	—
Loss on extinguishment of debt(d)	—	—	(838)	(860)	—
Interest income	691	1,614	897	14	8
Interest expense	(6)	(8)	(1,732)	(1,107)	(314)
Other expense	(13)	(20)	(31)	(92)	(15)
Total other income (expense)	672	1,586	(4,228)	(2,302)	(321)
Net income (loss) before tax provision	3,044	(9,665)	(8,137)	(17,286)	(19,566)
Tax provision	180	—	—	—	—
Net income (loss)	$2,864	$(9,665)	$(8,137)	$(17,286)	$(19,566)
Net income (loss) per share attributable to common shareholders (Basic)	$0.06	$(0.22)	$(0.20)	$(0.52)	$(1.18)
Weighted-average number of common shares outstanding (Basic)	45,221	44,180	40,242	33,355	23,093
Net income (loss) per share attributable to common shareholders (Diluted)	$0.06	$(0.22)	$(0.20)	$(0.52)	$(1.18)
Weighted-average number of common shares outstanding (Diluted)	47,282	44,180	40,242	33,355	23,093

(a) In May 2019, the Company paid MediWound $17.5 million in consideration for a license to commercialize NexoBrid®. The $17.5 million upfront payment was recorded to research and development expense in the year ended December 31, 2019 as the license is for registration-stage product rights and is considered in process research and development.

(b) The loss on impairment of intangible asset in 2016 is related to write-off of the commercial use rights for certain products (primarily Carticel®). Upon the approval of MACI in December 2016 and the replacement of Carticel with MACI®, it was determined the Carticel related intangible asset was fully impaired as of December 31, 2016.

(c) Fluctuations in the fair value of the warrants are due to the reduction in the time to maturity and changes in our stock price. There are no warrants outstanding as of December 31, 2019 and 2020.

(d) In December 2017, we modified our debt arrangement for outstanding debt that was held during that time, which resulted in a loss incurred for fees expensed upon the extinguishment of debt that was replaced with a new debt arrangement. In December 2018, we prepaid in full all outstanding indebtedness which resulted in a loss incurred for fees expensed upon the extinguishment of this debt described in note 6, within the attached Consolidated Financial Statements and Supplementary Data in Item 8, of this Form 10-K.

	December 31,
(In thousands)	2020	2019	2018	2017	2016
Cash and cash equivalents	$33,620	$26,889	$18,286	$26,862	$22,987
Short-term investments	42,187	42,829	64,638	—	—
Total cash, cash equivalents, and short-term investments	75,807	69,718	82,924	26,862	22,987
Working capital (a)	101,077	91,860	97,991	37,416	31,870
Property and equipment, net	7,633	7,144	5,906	4,071	3,875
Total assets	205,608	153,238	118,689	54,577	48,598
Total liabilities	71,348	42,147	16,458	32,037	23,890
Total shareholders’ equity	134,260	111,091	102,231	22,540	24,708

(a) Working capital is defined as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under The Private Securities Litigation Reform Act of 1995

Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business and the biopharmaceutical industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “projects,” “trends,” “opportunity,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “target,” “achieve,” “continuing,” “ongoing,” and similar words or phrases, or future or conditional verbs such as “would,” “should,” “could,” “may,” or similar expressions. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in this report under “Item 1A Risk Factors” and in our other reports filed with the SEC from time-to-time.

Because our forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different and any or all of our forward-looking statements may turn out to be wrong. Forward-looking statements speak only as of the date made and can be affected by assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. New factors emerge from time-to-time, and it is not possible for us to predict which factors will arise. Consequently, we cannot assure you that our expectations or forecasts expressed in such forward-looking statements will be achieved. Except as required by law, we undertake no obligation to publicly update any of our forward-looking or other statements, whether as a result of new information, future events, or otherwise.

Overview

Vericel Corporation is a leader in advanced cell therapies and specialty biologics for the sports medicine and severe burn care markets. We currently market two FDA-approved autologous cell therapy products in the United States. MACI® (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Epicel® (cultured epidermal autografts) is a permanent skin replacement HUD for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of TBSA. We also hold an exclusive license from MediWound Ltd. for North American rights to NexoBrid®, (concentrate of proteolytic enzymes enriched in bromelain), a registration-stage biological orphan product. On June 30, 2020, MediWound submitted to the FDA a BLA seeking the approval of NexoBrid for eschar removal (debridement) in adults with deep partial-thickness and/or full-thickness thermal burns. The FDA subsequently accepted the BLA for filing and has assigned a Prescription Drug User Fee Act (PDUFA) target date of June 29, 2021.

COVID-19

Throughout 2020, the pandemic caused by the spread of a novel strain of coronavirus (COVID-19) has created significant disruptions to the U.S. and global economy and has contributed to significant volatility in financial markets. The global impact of the outbreak is continually evolving and, as the virus spreads and infection rates surge in various locations, many state, local and national governments – including those in Massachusetts and Michigan, where our operations are located – have responded by issuing, extending and supplementing orders requiring quarantines, restrictions on travel, and the mandatory closure of certain non-essential businesses, among other actions. In the U.S., the status and application of these orders have varied on a state-by-state basis since the early days of the pandemic. Many of the restrictions have been periodically updated as infections rates in the U.S. have risen and fallen and as world health leaders learn more about the virus, its transmission pathway and who is most at risk. Because Vericel is deemed an essential business, we continue to be exempt from government orders, in their current form, requiring the closure of workplaces and the cessation of business operations.

Notwithstanding being an essential business, Vericel’s business and operations have been adversely impacted by the effects of COVID-19. After the COVID-19 pandemic began directly affecting the U.S., in March 2020, the American College of Surgeons and United States Surgeon General recommended that each hospital, health system, and surgeon minimize, postpone, or cancel electively scheduled surgeries. These recommendations were followed by numerous state level executive orders either restricting or partially restricting elective surgeries. Because MACI is an elective surgical procedure, as a result of these restrictions, beginning in mid-March 2020, we began to experience a significant increase in cancellations of scheduled MACI procedures as well as a slowdown in new MACI orders. The widespread suspension of elective procedures impacted our business and operations during the first and second quarters of 2020. These restrictions began to ease in May and by the end of September 2020 there were no state orders in place that directly impacted a surgeon’s or patient’s ability to move forward with a MACI surgery. Consequently, MACI procedure and order volumes recovered throughout the third and fourth quarter of 2020, and the majority of MACI cases that had previously been canceled as a result of COVID-19 factors were rescheduled. The COVID-19 pandemic remains unpredictable, however, and in late September and October 2020, the number of COVID-19 infections began to increase markedly in various geographies and by late December 2020 the rolling seven-day average of new daily coronavirus cases in the United States reached the highest level at any point during the pandemic. As a result, the scheduling of MACI pipeline cases during the last two weeks of December slowed compared to historical trends and there was an increase in case cancellations during that period. Although hospitals are now better prepared for subsequent surges in COVID-19 patients, the risk remains that regional or local restrictions could again be placed on the performance of elective surgical procedures, or that patients may choose to postpone or be unable to appear for a MACI procedure if the number of COVID-19 infections in the United States continues to rise.

Though Epicel is used almost exclusively in an emergent setting by burn centers and surgeons throughout the country, Epicel revenue and procedure volumes have been less affected by the pandemic. Nevertheless, large burns and burn admissions can be affected by restrictions on human activity resulting from more severe government lockdown orders. Epicel procedure volumes did experience a slow-down during the second quarter of 2020, however, the reduction was less pronounced than that observed with MACI. Further reductions could be observed in the future, based on the degree of restrictions imposed.

At the outset of the pandemic, Vericel put in place a comprehensive workplace protection plan, which institutes protective measures in response to COVID-19. These measures include mandatory employee training on social distancing and hygiene protocols, conducting daily health screenings of all employees, vendors and visitors entering our facilities, canceling all international business travel, limiting domestic business travel to essential purpose travel only, requesting that employees limit non-essential personal travel, enhancing our facilities’ janitorial and sanitary procedures, making certain physical modifications and enhancements to our facilities to enable effective social distancing among employees, providing certain personal protective equipment to employees working in our offices, encouraging employees to work from home to the extent their job function enables them to do so, limiting third-party access to our facilities, encouraging the use of virtual employee meetings, modifying the manner and schedule of on-site production activities, and providing guidance to our field-based commercial teams concerning their communications and contact with customers and healthcare professionals. In addition, we put certain expense reduction measures in place including a reduction of discretionary spending. We are reviewing these measures regularly as the pandemic evolves and may take additional actions to the extent required.

We continue to manufacture MACI and Epicel and are maintaining a significant safety stock of all key raw materials. We do not expect current supply chain interruptions will impact our ongoing manufacturing operations. With respect to customer delivery, MACI final product has an established shelf life of six (6) days and established shipping shelf life of three (3) days. Currently, MACI is picked up by courier and shipped by commercial air or ground transportation to customer surgical sites. Epicel final product has an established shelf life of 24 hours and is hand carried to customer hospitals by courier. Transportation is primarily by commercial or charter airline. Although we have not experienced material shipping delays or materially increased costs to date, significant disruption of air travel could result in the inability to deliver MACI or Epicel final products to customer sites within appropriate timeframes, which could further adversely impact our business. There is no expected impact of COVID-19 on our distributors, operations or third-party service providers’ ability to manage patient cases.

We believe it is likely that we will continue to experience variable impacts on our business, based on the resurgence of COVID-19 in various areas of the United States. Measures taken to limit the impact of COVID-19 at the international, national and local levels, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, may continue to create significant negative economic impacts on a global basis. Given that uncertainty, we cannot reliably estimate the extent to which the COVID-19 pandemic may continue to impact utilization and revenues of our products in 2021 and beyond.

For a discussion of additional risks associated with COVID-19, please see Item 1A. Risk Factors.

Manufacturing

We have a cell-manufacturing facility in Cambridge, Massachusetts which is used for U.S. manufacturing and distribution of MACI and Epicel.

Product Portfolio

Our marketed products include two FDA-approved autologous cell therapies. MACI, a third-generation autologous implant for the repair of symptomatic, full-thickness cartilage defects of the knee in adult patients and Epicel, a permanent skin replacement for adult and pediatric patients with deep dermal or full-thickness burns greater than or equal to 30% of TBSA. Both products are currently marketed in the U.S. In addition, we have entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. As previously mentioned, MediWound has submitted a BLA to the FDA seeking commercial approval of NexoBrid. On September 16, 2020, we announced that the FDA accepted the BLA for review and has assigned a PDUFA target date of June 29, 2021.

MACI and Carticel

Carticel®, an earlier generation ACI product for the treatment and repair of cartilage defects in the knee, was the first FDA-approved autologous cartilage repair product. Carticel was replaced at the end of the second quarter of 2017 by MACI, which the FDA approved on December 13, 2016 by the FDA. MACI is a third-generation product for ACI, a class of methods for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults.

The target audience of U.S. physicians is approximately 5,000 orthopedic surgeons and is divided into two segments - a group of orthopedic surgeons who self-identify and/or have a formal specialty as sports medicine physicians, and a sub-population of general orthopedic surgeons who perform a high volume of cartilage repair procedures. As of December 31, 2020, we have increased the number of MACI sales representatives to 76 Clinical Account Specialists and expanded their reach to over nine geographical regions to enable the sales force to call on 2,000 of the general orthopedic surgeons. Most private payers have a medical policy that covers treatment with MACI with the top 30 largest commercial payers having a formal medical policy for MACI or ACI in general. Even for private payers that have not yet approved a medical policy for MACI, for medically appropriate cases, we often obtain approval on a case-by-case basis. For the year ended December 31, 2020, MACI net revenues totaled $94.4 million.

Epicel

Epicel is a permanent skin replacement for deep dermal or full-thickness burns greater than or equal to 30% of TBSA. Epicel is regulated by the Center for Biologics Evaluation and Research, or CBER of the FDA under medical device authorities, and is the only FDA-approved cultured epidermal autograft product available for large total surface area burns. Epicel was designated as a HUD in 1998 and a HDE application for the product was submitted in 1999. HUDs are devices that are intended for diseases or conditions that affect fewer than 8,000 individuals annually in the U.S. Under an HDE approval, a HUD cannot be sold for an amount that exceeds the cost of research and development, fabrication and distribution unless certain conditions are met.

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

On February 18, 2016, the FDA-approved our HDE supplement to revise the labeled indications of use for Epicel to specifically include pediatric patients. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with massive burns treated with Epicel relative to standard care. Because of the change in the label to specifically include use in pediatric patients, Epicel is no longer subject to the HDE profit restrictions. In conjunction with adding the pediatric labeling and meeting pediatric eligibility criteria, the FDA has determined the ADN number for Epicel to be 360,400 which is approximately 45 times larger than the volume of grafts sold in 2019. We currently have an eleven-person sales force comprised of seven (7) account managers and four (4) burn clinical specialists, overseen by a senior sales director. In the year ended December 31, 2020, Epicel net revenues totaled $27.5 million.

NexoBrid

Our portfolio also includes NexoBrid, a topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns. On June 30, 2020, we announced the submission of a BLA to the FDA seeking the approval of NexoBrid. Subsequently, on September 16, 2020, we announced that the FDA accepted the BLA for review and assigned a PDUFA target date of June 29, 2021. NexoBrid is approved in the European Union and other international markets and has been designated as an orphan biologic in the United States, European Union and other international markets. Pursuant to the terms of our existing license agreement, if the BLA is approved, MediWound will transfer the BLA to Vericel and Vericel will market NexoBrid in the U.S. Both MediWound and Vericel, under the supervision of a Central Steering Committee comprised of members of both companies will continue to guide development of NexoBrid in North America. Under our license agreement with MediWound, NexoBrid is being manufactured for BARDA prior to approval by the FDA under an emergency use authorization. Vericel recorded revenue of $2.2 million associated with the delivery of NexoBrid to BARDA during the year ended December 31, 2020.

Results of Operations

Net Income

Our net income for the year ended December 31, 2020 totaled $2.9 million. Our net loss for the year ended December 31, 2019 and December 31, 2018 totaled $9.7 million and $8.1 million, respectively, which included a $17.5 million upfront payment to MediWound for the NexoBrid license in 2019 and a loss on extinguishment of debt of $0.8 million in 2018.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net revenues	$124,179	$117,850	$90,857
Cost of product sales	39,951	37,571	32,160
Gross profit	84,228	80,279	58,697
Total operating expenses	81,856	91,530	62,606
Gain (loss) from operations	2,372	(11,251)	(3,909)
Other income (expense)	672	1,586	(4,228)
Tax provision	180	—	—
Net income (loss)	$2,864	$(9,665)	$(8,137)

Net Revenues

Net revenues increased for the year ended December 31, 2020, compared to December 31, 2019, with both MACI and Epicel growing, in addition to revenue being recognized related to the first deliveries of NexoBrid to BARDA. An increase in demand during the third and fourth quarters of 2020, partially offset the effects of COVID-19 related shutdowns in the first half of 2020.

Net revenues increased for the year ended December 31, 2019, compared to December 31, 2018, primarily due to an increase in MACI volume growth as well as continued growth in demand for Epicel grafts over the prior year.

Net revenues for the years ended December 31, 2020, 2019 and 2018 are shown below.

	Year Ended December 31,
Revenue by product (In thousands)	2020	2019	2018
MACI	$94,432	$91,620	$67,741
Epicel	27,536	26,230	23,116
NexoBrid	2,211	—	—
	$124,179	$117,850	$90,857

 Seasonality. During 2020, the effects of the COVID-19 pandemic disrupted the normal seasonality of our MACI business. These effects included, among others, the temporary limitation of elective surgical procedures throughout the country, the inability of our Clinical Account Specialists to call on surgeon customers and, we believe, a reduction in the number of patients seeking treatment for cartilage damage. In the four years preceding 2020, ACI sales volumes from the first through the fourth quarter on average represented 19% (16%-24% range), 23% (21%-25% range), 22% (20%-23% range) and 36% (32%-38% range) respectively, of total annual volumes. MACI orders are consistently stronger in the fourth quarter due to several factors including insurance deductible limits and the time of year patients prefer to start rehabilitation. Due to COVID-19 the seasonality in 2020 did not follow a historical patterns, and seasonality in 2021 could be impacted by COVID-19 related factors, as well. Due to the low incidence and variable occurrence of severe burns, Epicel revenue has inherent variability from quarter-to-quarter and does not exhibit significant seasonality. Over the past four years, Epicel revenue in a single quarter has ranged from as high as 38% to as low as 18% of annual revenue.

Gross Profit and Gross Profit Ratio

	Year Ended December 31,
(In thousands)	2020	2019	2018
Gross profit	$84,228	$80,279	$58,697
Gross profit %	67.8%	68.1%	64.6%

Gross profit increased for the year ended December 31, 2020, compared to 2019, as well as for the year ended December 31, 2019, compared to 2018, primarily due to an increase in MACI and Epicel sales combined with our highly fixed manufacturing cost structure which consists mainly of labor and facility costs that do not materially fluctuate with volume increases. The gross profit increase for the year ended December 31, 2020 also includes the impact of the NexoBrid revenue.

Gross profit percentage decreased for the year ended December 31, 2020, compared to 2019, as a result of a reduction in sales in the second quarter of 2020 due to COVID-19 related restrictions on elective surgeries. Due to our highly fixed manufacturing cost structure, we incurred labor and facility costs during a period of little production which decreased the year to date percentage. The increase in gross profit for the year ended December 31, 2019, compared to 2018, was the result of a large increase in revenue as noted above.

Research and Development Costs

	Year Ended December 31,
(In thousands)	2020	2019	2018
Research and development costs	$13,020	$30,391	$13,599

The following table summarizes research and development expenses which includes license fees, materials, professional fees and the approximate allocation of employee-related salary and fringe benefit costs for our research and development projects:

	Year Ended December 31,
(In thousands)	2020	2019	2018
MACI	$7,157	$8,088	$10,444
Epicel	3,257	3,538	3,155
NexoBrid	2,606	18,765	—
Total research and development costs	$13,020	$30,391	$13,599

Research and development expenses for the year ended December 31, 2020 were $13.0 million, compared to $30.4 million, for the year ended December 31, 2019. The decrease in research and development costs during the year ended December 31, 2020 is due primarily to the $17.5 million upfront payment to MediWound for the North American rights to NexoBrid made in 2019.

Research and development expenses for the year ended December 31, 2019 were $30.4 million, compared to $13.6 million for the year ended December 31, 2018. The increase is due primarily to the $17.5 million upfront payment to MediWound for the North American rights to NexoBrid, which was partially offset by costs related to the ongoing MACI pediatric trial which decreased compared to the same period a year ago.

Selling, General and Administrative Costs

	Year Ended December 31,
(In thousands)	2020	2019	2018
Selling, general and administrative costs	$68,836	$61,139	$49,007

Selling, general and administrative expenses for the years ended December 31, 2020 and 2019 increased to $68.8 million from $61.1 million, respectively. The increase in selling, general and administrative expenses in 2020 is primarily due to a $4.4 million increase in MACI sales force expenses, $1.2 million of incremental third-party patient reimbursement support services, a $1.2 million increase in stock-based compensation expenses and $0.9 million increase in Epicel sales force expense.

Selling, general and administrative expenses for the years ended December 31, 2019 and 2018 increased to $61.1 million from $49.0 million, respectively. The increase in selling, general and administrative expenses in 2019 is due primarily to a $4.2 million increase in stock-based compensation expenses, an incremental $2.6 million in MACI sales force expenses driven by the expansion in the second quarter of 2019, a $2.4 million increase in marketing expenses and a $1.8 million increase in patient reimbursement support services.

Other Income (Expense)

	Year Ended December 31,
(In thousands)	2020	2019	2018
Increase in fair value of warrants	$—	$—	$(2,524)
Loss on extinguishment of debt	—	—	(838)
Interest income	691	1,614	897
Interest expense	(6)	(8)	(1,732)
Other expense	(13)	(20)	(31)
Total other income (expense)	$672	$1,586	$(4,228)

The change in other income and expense for the year ended December 31, 2020 compared to 2019, is due primarily to a drop in interest income due to an overall decrease in market yield related to our short and long-term investments.

The change in other income and expense for the year ended December 31, 2019, compared to 2018, is due primarily to interest income as a result of our investments in various marketable debt securities. The other income and expense in 2018 relate to the increase in our stock price in 2018 resulting in an increase in the fair value of warrants and interest expense related to the then outstanding term loan. For the year ended December 31, 2019, we did not incur interest expense as the term loan was repaid in December 2018 and we did not experience a change in warrant value due to the expiration of the liability classified warrants in 2018.

Tax Provision

For the year-ended December 31, 2020, we recorded income tax expense of $0.2 million as a result of taxable income in certain states where the net operating loss carryforwards and related deferred tax assets have been fully utilized. We did not have material income tax expense in prior periods.

Stock Compensation

Non-cash stock-based compensation expense included in cost of goods sold, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cost of goods sold	$1,949	$2,029	$1,015
Research and development	1,884	2,428	1,672
Selling, general and administrative	10,010	8,722	4,536
Total non-cash stock-based compensation expense	$13,843	$13,179	$7,223

The increase in stock-based compensation expense is due primarily to fluctuations in stock prices which impacts the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Liquidity and Capital Resources

Since our acquisition in 2014 of MACI, Epicel and Carticel, our primary focus has been to invest in our existing commercial business with the goal of growing revenue. We have raised significant funds in order to complete our product development programs and to market and commercialize our products including NexoBrid. To date, we have financed our operations primarily through cash received through Epicel and MACI sales, debt and public and private sales of our equity securities. Despite the effects of the COVID-19 pandemic, we generated $17.6 million in operating cash flows during 2020 and we may continue to finance our commercial business operations through the sales of equity securities.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2020	2019
Cash provided by (used for) operating activities	$17,572	$(7,183)
Cash provided by (used for) investment activities	(17,160)	10,615
Cash provided by financing activities	6,441	5,260
Net increase in cash, cash equivalents and restricted cash	$6,853	$8,692

Our cash and cash equivalents totaled $33.6 million, short-term investments totaled $42.2 million and long-term investments totaled $24.1 million as of December 31, 2020. The $17.6 million of cash generated by operations was the result of a $2.9 million net income, additional noncash charges including $13.8 million in stock compensation expense, $4.4 million in operating lease amortization and $2.4 million in depreciation and amortization expense. Working capital requirements increased due to a $2.3 million increase in accounts receivable and a $2.5 million increase in inventory, as a result of an increase in sales volume, slightly offset by $3.3 million in accrued expenses.

Our cash and cash equivalents totaled $26.9 million, short-term investments totaled $42.8 million and long-term investments totaled $9.2 million at December 31, 2019. The $7.2 million of cash used for operations was the result of an $9.7 million net loss which included a cash outflow of $17.5 million to MediWound for the upfront payment for the NexoBrid license, offset by noncash charges including $13.2 million in stock compensation expense, $2.8 million in operating lease amortization and $1.7 million in depreciation and amortization expense. Working capital requirements increased due to a $8.7 million increase in accounts receivable and a $3.3 million increase in inventory, as a result of the increase in sales volume, slightly offset by $1.0 million in accrued expenses related to timing of payments.

The change in cash used for investing activities in 2020 is the result of $63.1 million in investments purchases, respectively, offset by $48.5 million of investment sales and maturities and property plant and equipment purchases of $2.6 million primarily for manufacturing upgrades and leasehold improvements through December 31, 2020. The change in cash used for investing activities in 2019 is the result of $72.3 million in investments purchases offset by $85.6 million of sales and maturities and property plant and equipment purchases of $2.6 million, primarily for manufacturing upgrades and leasehold improvements through December 31, 2019.

The change in cash provided from financing activities is the result of net proceeds from the exercise of stock options of $6.6 million through December 31, 2020. The change in cash provided from financing activities during the year ended December 31, 2019 compared to the prior period is primarily the result of net proceeds from the exercise of stock options of $5.3 million through December 31, 2019.

We believe that our current cash on hand, cash equivalents and investments will be sufficient to support our current operations through at least 12 months from the issuance of the consolidated financial statements included in this Annual Report on Form 10-K. However, the continuing effects of the COVID-19 pandemic continue to evolve and may result in irrecoverable losses from customers.

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
Contractual Obligations

We lease facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. The Cambridge facility includes clean rooms, laboratories for MACI and Epicel manufacturing and office space. We also pay for use of an offsite warehouse space and lease various vehicles and computer equipment.

In October 2020, we amended our current lease in Cambridge to, among other provisions, extend the term until February 2032. Under the amendment, the landlord will contribute $4.3 million toward the cost of tenant improvements. The previous contributions toward the cost of tenant improvements was recorded as part of the operating lease assets under the leasing guidance, on our consolidated balance sheet.

Our purchase commitments consist of minimum purchase amounts of materials used in our cell manufacturing process to manufacture our marketed cell therapy products. Future minimum payments related to our contractual obligations are as follows:

		Payments Due by Period
Contractual Obligations (in thousands)	Total	2021	2022	2023	2024	2025	More than 5 Years
Operating leases	$72,325	$4,394	$4,177	$6,973	$6,934	$6,340	$43,507
Purchase commitments	7,864	7,182	682	—	—	—	—
Capital leases	123	41	41	41	—	—	—
Total	$80,312	$11,617	$4,900	$7,014	$6,934	$6,340	$43,507

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

Prior authorization and confirmation of coverage level by the patient’s private insurance plan, hospital or government payer is a prerequisite to the shipment of product to a patient. We recognize product revenues from sales of all MACI implants upon delivery at which time the customer obtains control of the implant and the claim is billable. The total consideration which we expect to collect in exchange for MACI implants (the transaction price) may be fixed or variable. Direct sales to hospitals or distributors are recorded at a contracted price, there are typically no forms of variable consideration.

When we sell MACI the patient is responsible for payment; however, we are typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates or a fee schedule. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of our contractual arrangements. We estimate expected collections for these transactions using the portfolio approach. We record a reduction to revenue at the time of sale for the estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for our accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. We assess risk and determine a loss percentage by pooling account receivables based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information.

Changes in estimates of the transaction price are recorded through revenue in the period in which such change occurs.

Leases — We primarily enter into lease agreements for manufacturing and office space, warehouses space, vehicle and computer equipment. The leases have varying terms, some of which may include options to extend. We determine if an arrangement is a lease at contract inception. Certain of our lease agreements include lease payments that are adjusted periodically for an index or rate. The leases are initially measured using the present value of the projected payments adjusted for the index or rate in effect at the commencement date such as an estimated incremental borrowing rate. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. All operating lease commitments with a lease term greater than 12 months are recognized as right to use (ROU) assets and liabilities, on a discounted basis on the balance sheet.

ROU assets represent our right to control the use of an explicitly or implicitly identified fixed asset for a period of time and lease liabilities represent our obligation to make lease payments arising from the lease. Control of an underlying asset is conveyed to us if we obtain the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset.

Lease payments included in the measurement of the lease liability are comprised of fixed payments. Our leases contain non-lease components and activities that do not transfer a good or service to us which were not considered to be components of the contract and therefore were not included in the net ROU assets or lease liabilities.

The lease term for all of our leases include the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

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

Tax Valuation Allowance — A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We provided a full valuation allowance on our deferred tax assets that primarily consist of cumulative federal net operating losses. Due to our three year cumulative loss position and history of operating losses prior to the year-ended December 31, 2020, a full valuation allowance against our net deferred tax assets was considered necessary. We will continue to monitor our cumulative loss position and forecasts and reevaluate the need for a valuation allowance as it could be reversed in future periods.

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

Recent Accounting Pronouncements

See note 3 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

During the year ended December 31, 2020, we purchased marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying consolidated balance sheet included in this Annual Report on Form 10-K. The fair value of our cash equivalents and marketable securities is subject to changes in market interest rates. Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable debt securities. We do not believe we are materially exposed to changes in interest rates related to our investments, and we do not currently use interest rate derivative instruments or hedging transactions to manage exposure to interest rate changes of our investments. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $0.5 million and $0.3 million decrease in the fair value of our investment portfolio as of December 31, 2020 and 2019, respectively.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Vericel Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Vericel Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Contractual allowances related to MACI sales subject to third party reimbursement

As described in Note 4 to the consolidated financial statements, when the Company sells MACI to patients, the Company records a reduction of revenue at the time of sale for its estimate of the amount of consideration that will not be collected. As of December 31, 2020, the allowance for this uncollectible consideration was $5.3 million. When the Company sells MACI the patient is responsible for payment, however, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements.

The principal considerations for our determination that performing procedures relating to contractual allowances related to MACI sales subject to third party reimbursement is a critical audit matter are the significant judgment by management due to the measurement uncertainty involved in developing the estimated contractual allowances, as these estimates are based on assumptions developed using historical collection experience from the payer and current contractual arrangement terms, which in turn led to a high degree of auditor judgment, effort and subjectivity in applying procedures to these assumptions and evaluating audit evidence related to these assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition, including controls relating to MACI sales subject to third party reimbursement and over the assumptions used to estimate the contractual allowance. These procedures also included, among others, (i) testing management’s process and methodology for determining the contractual allowances; (ii) performing an analysis of the past collection history by payer; and (iii) assessing the reasonableness of management’s contractual allowances. Evaluating the reasonableness of management’s contractual allowances involved assessing management’s ability to reasonably estimate the contractual allowance by performing a comparison of the estimated transaction price to actual consideration received, contracted rates, publicly available rates or government fee schedules.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 24, 2021

We have served as the Company’s auditor since at least 1996, which is when the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company.

VERICEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$33,620	$26,889
Short-term investments	42,187	42,829
Accounts receivable (net of allowance for doubtful accounts of $143 and $306, respectively)	34,504	32,168
Inventory	9,356	6,816
Other current assets	3,893	2,953
Total current assets	123,560	111,655
Property and equipment, net	7,633	7,144
Restricted cash	211	89
Right-of-use assets	50,105	25,103
Long-term investments	24,099	9,247
Total assets	$205,608	$153,238
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,755	$6,345
Accrued expenses	11,293	7,948
Current portion of operating lease liabilities	4,394	5,461
Other liabilities	41	41
Total current liabilities	22,483	19,795
Operating lease liabilities	48,789	22,242
Other long-term liabilities	76	110
Total liabilities	71,348	42,147
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 45,804 and 44,864, respectively	510,061	489,749
Accumulated other comprehensive income	14	21
Accumulated deficit	(375,815)	(378,679)
Total shareholders’ equity	134,260	111,091
Total liabilities and shareholders’ equity	$205,608	$153,238

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Product sales, net	$121,968	$117,850	$90,857
Other revenue	2,211	—	—
Total revenue	124,179	117,850	90,857
Cost of product sales	39,951	37,571	32,160
Gross profit	84,228	80,279	58,697
Research and development	13,020	30,391	13,599
Selling, general and administrative	68,836	61,139	49,007
Total operating expenses	81,856	91,530	62,606
Income (loss) from operations	2,372	(11,251)	(3,909)
Other income (expense):
Increase in fair value of warrants	—	—	(2,524)
Loss on extinguishment of debt	—	—	(838)
Interest income	691	1,614	897
Interest expense	(6)	(8)	(1,732)
Other expense	(13)	(20)	(31)
Total other income (expense)	672	1,586	(4,228)
Net income (loss) before tax provision	3,044	(9,665)	(8,137)
Tax provision	180	—	—
Net income (loss)	$2,864	$(9,665)	$(8,137)
Net income (loss) per share attributable to common shareholders (basic)	$0.06	$(0.22)	$(0.20)
Weighted-average common shares outstanding (basic)	45,221	44,180	40,242
Net income (loss) per share attributable to common shareholders (diluted)	$0.06	$(0.22)	$(0.20)
Weighted-average common shares outstanding (diluted)	47,282	44,180	40,242

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$2,864	$(9,665)	$(8,137)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(7)	60	(39)
Comprehensive income (loss)	$2,857	$(9,605)	$(8,176)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Warrants	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Amount	Gain (loss)	Deficit	Equity
BALANCE, DECEMBER 31, 2017	35,861	$383,020	$397	$—	$(360,877)	$22,540
Net loss					(8,137)	(8,137)
Compensation expense related to stock options granted, net of forfeitures		7,223				7,223
Issuance of common stock, net of issuance costs of $4.7	5,750	70,028				70,028
Stock option exercises	1,180	3,705				3,705
Shares issued under the Employee Stock Purchase Plan	106	656				656
Exercise of warrants resulting in the issuance of common stock	681	6,548	(293)			6,255
Unrealized loss on investments				(39)		(39)
BALANCE, DECEMBER 31, 2018	43,578	$471,180	104	$(39)	$(369,014)	$102,231
Net loss					(9,665)	(9,665)
Compensation expense related to stock options granted, net of forfeitures		13,179				13,179
Stock option exercises	1,197	4,354				4,354
Shares issued under the Employee Stock Purchase Plan	69	932				932
Exercise of warrants resulting in issuance of common stock	20	104	(104)			—
Unrealized gain on investments				60		60
BALANCE, DECEMBER 31, 2019	44,864	$489,749	—	$21	$(378,679)	$111,091
Net income					2,864	2,864
Compensation expense related to stock options granted, net of forfeitures		13,843				13,843
Stock option exercises	790	5,582				5,582
Shares issued under the Employee Stock Purchase Plan	117	1,050				1,050
Issuance of stock for restricted stock unit vesting	47					—
Restricted stock withheld for employee taxes	(14)	(163)				(163)
Unrealized loss on investments				(7)		(7)
BALANCE, DECEMBER 31, 2020	45,804	$510,061	—	$14	$(375,815)	$134,260

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income (loss)	$2,864	$(9,665)	$(8,137)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,383	1,744	1,426
Stock compensation expense	13,843	13,179	7,223
Change in fair value of warrants	—	—	2,524
Loss on extinguishment of debt	—	—	838
Foreign currency translation loss	63	42	51
Loss on sale of fixed assets	30	—	22
Amortization of premiums and discounts on marketable securities	318	(610)	(327)
Non-cash lease cost	4,445	2,787	—
Changes in operating assets and liabilities:
Inventory	(2,540)	(3,258)	235
Accounts receivable	(2,336)	(8,714)	(5,184)
Other current assets	(940)	(106)	(1,267)
Accounts payable	33	(1,024)	899
Accrued expenses	3,345	1,018	1,493
Operating lease liabilities	(3,951)	(2,512)	—
Other non-current assets and liabilities, net	15	(64)	(208)
Net cash provided by (used for) operating activities	17,572	(7,183)	(412)
Investing activities:
Purchases of investments	(63,057)	(72,346)	(66,549)
Sales and maturities of investments	48,523	85,577	2,200
Expenditures for property, plant and equipment	(2,626)	(2,616)	(2,678)
Net cash provided by (used for) investing activities	(17,160)	10,615	(67,027)
Financing activities:
Net proceeds from equity offering	—	—	70,028
Net proceeds from common stock issuance due to stock option exercises	6,632	5,286	4,361
Proceeds from exercise of warrants	—	—	2,716
Payments on long-term debt	—	—	(17,532)
Fee on long-term debt	—	—	(710)
Other	(191)	(26)	—
Net cash provided by financing activities	6,441	5,260	58,863
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,853	8,692	(8,576)
Cash, cash equivalents, and restricted cash at beginning of period	26,978	18,286	26,862
Cash, cash equivalents, and restricted cash at end of period	$33,831	$26,978	$18,286

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

Vericel Corporation, a Michigan corporation (together with its consolidated subsidiaries referred to herein as the Company, or Vericel), was incorporated in March 1989 and began employee-based operations in 1991. The Company is a fully-integrated, commercial-stage biopharmaceutical company and is a leader in advanced therapies for the sports medicine and severe burn care markets. Vericel currently markets two cell therapy products in the United States, MACI® and Epicel®.

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

COVID-19

Throughout 2020, the pandemic caused by the spread of a novel strain of coronavirus (COVID-19) has created significant disruptions to the U.S. and global economy and has contributed to significant volatility in financial markets. The global impact of the outbreak is continually evolving and, as the virus spreads and infection rates surge in various locations, many state, local and national governments – including those in Massachusetts and Michigan, where the Company's operations are located – have responded by issuing, extending and supplementing orders requiring quarantines, restrictions on travel, and the mandatory closure of certain non-essential businesses, among other actions. In the U.S., the status and application of these orders have varied on a state-by-state basis since the early days of the pandemic. Many of the restrictions have been periodically updated as infections rates in the U.S. have risen and fallen and as world health leaders learn more about the virus, its transmission pathway and who is most at risk. Because Vericel is deemed an essential business, the Company has been exempted from government orders requiring the closure of workplaces and the cessation of business operations, as they have existed from time-to-time during the pandemic.

Notwithstanding being an essential business, the Company’s business and operations have been adversely impacted by the effects of COVID-19. In mid-March, the American College of Surgeons and United States Surgeon General recommended that each hospital, health system, and surgeon minimize, postpone, or cancel electively scheduled surgeries. These recommendations were followed by numerous state level executive orders either restricting or partially restricting elective surgeries. Because MACI is an elective surgical procedure, as a result of these restrictions, beginning in mid-March 2020, the Company began to experience a significant increase in cancellations of scheduled MACI procedures as well as a slowdown in new MACI orders. The widespread suspension of elective procedures impacted the Company’s business and operations during the first and second quarters of 2020. These restrictions began to ease in May and, by the end of September 2020, there were no state orders in place that directly impacted a surgeon’s or patient’s ability to move forward with a MACI surgery. However, in late September and October 2020, the number of COVID-19 infections began to increase markedly in various geographies and by late December 2020 the rolling seven-day average of new daily coronavirus cases in the United States reached the highest level at any point during the pandemic. Because Epicel is used almost exclusively in the emergent setting by burn centers and surgeons throughout the country, Epicel revenue and procedure volumes have been less affected by the pandemic. Although hospitals are now better prepared for a subsequent surge in COVID-19 patients, the risk remains that regional or local restrictions could again be placed on the performance of elective surgical procedures if the number of COVID-19 infections in the United States continues to rise.

At the outset of the pandemic, the Company put in place a comprehensive workplace protection plan, which institutes protective measures in response to COVID-19. These measures include mandatory employee training on social distancing and hygiene protocols, conducting daily health screenings of all employees, vendors and visitors entering our facilities, canceling all international business travel, limiting domestic business travel to essential purposes, requesting that employees limit non-essential personal travel, enhancing our facilities’ janitorial and sanitary procedures, making certain physical modifications and enhancements to our facilities to enable effective social distancing among employees, providing certain personal protective equipment to employees working in our offices, encouraging employees to work from home to the extent their job function enables them to do so, limiting third-party access to the Company’s facilities, encouraging the use of virtual employee meetings, modifying the manner and schedule of on-site production activities, and providing guidance to our field-based commercial teams concerning their communications and contact with customers and healthcare professionals. In addition, we put certain expense reduction measures in place including a reduction of discretionary spending. The Company is reviewing these measures regularly as the pandemic evolves and may take additional actions to the extent required.

The accompanying Consolidated Financial Statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2020, the Company had an accumulated deficit of $375.8 million and had net income of $2.9 million for the year ended December 31, 2020. The Company had cash and cash equivalents of $33.6 million and investments of $66.3 million as of December 31, 2020. The Company expects that cash from the sales of our products and existing cash, cash equivalents and investments will be sufficient to support the Company’s current operations through at least 12 months from the issuance of the Consolidated Financial Statements. However, the effects of the COVID-19 pandemic continue to evolve and may result in irrecoverable losses of customers and significantly impact long-term liquidity requiring the Company to engage in layoffs, furloughs and/or reductions in salaries. To the extent the United States experiences a resurgence in COVID-19 infections and elective surgery restrictions are reinstated on a widespread basis and significantly impact the Company’s business, the Company may need to access additional capital; however, the Company may not be able to obtain financing on acceptable terms or at all, particularly in light of the impact of COVID-19 on the global economy and financial markets. The terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of expenses during the reported period. The Company is monitoring the potential impact of the COVID-19 pandemic on its business and financial statements. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments reflected in these financial statements or a revision of the carrying value of its assets or liabilities as of the issuance of these financial statements. These estimates may change as new events occur and additional information is obtained. Actual results could differ from those estimates.

Consolidated Statement of Cash Flows

The following table presents certain supplementary cash flows information for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Supplementary Cash Flows information:
Non-cash information:
Warrants exercised for common stock	$—	$104	$3,538
Right-of-use asset and lease liability recognized	29,573	2,599	—
Additions to property and equipment included in accounts payable	531	217	606
Cash information:
Interest paid (net of interest capitalized)	$6	$8	$2,230

	Year Ended December 31,
(In thousands)	2020	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash reported in the statement of financial position:
Cash and cash equivalents	$33,620	$26,889	$18,286
Restricted cash, included in other long-term assets	211	89	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$33,831	$26,978	$18,286

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

Investments

Investments classified as short-term have maturities of less than one year. Investments classified as long-term are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. The Company’s investment strategy is to buy short-duration marketable securities with a high credit rating. As of December 31, 2020 and 2019, all marketable securities held by the Company had remaining contractual maturities of three years or less.

Unrealized gains are included as a component of accumulated other comprehensive income in the consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive income (loss) in the consolidated statements of comprehensive income (loss), until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or non credit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, and non credit-related impairment is recognized in other comprehensive income (loss), net of taxes.

Inventory

Inventories are measured at the lower of cost or net realizable value. Cost is calculated based upon standard-cost which approximates costs determined on the first-in, first-out method. The Company periodically reviews its inventories for excess or obsolescence and writes down obsolete or other unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by the Company, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. In all cases, product inventory is carried at the lower of cost or its estimated net realizable value. Amounts written down are charged to cost of sales.

Leases

The Company adopted the new leasing standards using the modified retrospective transition approach, as of January 1, 2019, with no restatement of prior periods. Upon adoption all operating lease commitments with a lease term greater than 12 months that were previously assessed under the prior lease guidance, were recognized as right-of-use assets and liabilities, on a discounted basis on the balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

Accounts Receivable

Accounts receivable are initially recorded at the contractual amount owed by the customer or based on expected payments from the insurance provider, hospital or patient. Allowances for doubtful accounts are established when the facts and circumstances indicate that a receivable may not be collectible. Potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The Company assesses risk and determines a loss percentage by pooling account receivables based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information.

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

The depreciable value of property, plant and equipment, net of any residual value, is depreciated on a straight line basis over the useful life of the asset. The useful life of an asset is usually equivalent to its economic life. The useful lives of property, plant and equipment are as follows:

•Machinery and Equipment: 5 years
•Furniture, fixtures, and office equipment: 3 to 5 years
•Computer equipment and software: 3 years
•Building improvements and leasehold improvements: Shorter of the remaining life of the lease or 10 years

The costs of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts, with any gain or loss realized upon sale or disposal credited or charged to operations.

Revenue Recognition and Net Product Sales

MACI, MACI Biopsy Kits, Epicel and NexoBrid

The Company recognizes product revenue from sales to a customer (whether a distributor, or hospital ) following the five step model in ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation. Under this revenue standard, the Company recognizes revenue when its customer obtains control of the promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods. There are no contractual rights of returns, refunds or similar obligations related to MACI, kits, Epicel or NexoBrid as of December 31, 2020; however, in certain limited cases the Company will accept a product return if a surgery is canceled. Revenue is not recognized in certain canceled cases.

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

NexoBrid

The U.S. Biomedical Advanced Research and Development Authority (BARDA) has committed to procure NexoBrid from MediWound, under which MediWound will manufacture and supply NexoBrid on a unit price basis, which may be increased pursuant to the terms of the agreement. The Company does not hold a direct contract or distribution agreement with BARDA, or take title to the product. The Company recognizes income from sales of NexoBrid to BARDA upon delivery, at which time BARDA is in control of the product. The Company does not control the specified goods or services before they are transferred to the customer. MediWound has promised to provide the goods to BARDA and has completed all significant compliance aspects of being a contractor for BARDA and continue to be responsible for all compliance. The Company records the NexoBrid revenue based on a specified percentage of the gross profit MediWound recognizes on the sale in accordance with the license agreement.

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

Stock-Based Compensation

The Company’s accounting for stock-based compensation requires it to determine the fair value of common stock issued in the form of stock option awards and restricted stock units. The Company uses the value of its common stock at the date of the grant in the calculation of the fair value of its share-based awards. The fair value of restricted stock units held by the employees is determined based on the fair value of the Company’s common stock on the date of the grant. The fair value of stock options held by the employees is determined using a Black-Scholes option valuation method, which is a valuation technique that is acceptable for share-based payment accounting. Key assumptions in determining fair value include volatility, risk-free interest rate, dividend yield and expected term. The assumptions used in calculating the fair value of stock options represent the Company’s best estimates; however, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future. In addition, the Company estimates the expected forfeiture rate and only recognize expense for those stock options expected to vest over the service period. The estimated forfeiture rate considers the historical experience of the Company’s stock-based awards. If the actual forfeiture rate is different from the estimate, expense is adjusted accordingly. For certain non-employee consultants, stock option awards continue to vest post-termination.

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

The Company records uncertain tax positions in the consolidated financial statements only if it is more likely than not that the uncertain tax position will be sustained upon examination by the taxing authorities. The Company records interest and penalties related to uncertain tax positions in income tax expense.

Net Income (Loss) Per Share Attributable to Common Shareholders

Basic and diluted earnings (loss) per share is calculated using the two-class method. Basic earnings (loss) per share which is based on an earnings allocation formula that determines earnings (loss) per share for the holders of the Company’s common shares. There were no undeclared dividends for the year ended December 31, 2020 or 2019. Diluted earnings (loss) per share includes convertible securities or common equivalent share (stock options and warrants) in addition to the Company’s common shares. Common equivalent shares and treasury stock are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.

Financial Instruments

The Company’s financial instruments include receivables for which the current carrying amounts approximate market value, based upon their short-term nature and marketable debt securities which are classified as available-for-sale and carried at fair value on a settlement date basis.

Warrants

Warrants that could be cash settled or have anti-dilution price protection provisions are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in our statement of operations in each subsequent period. Warrants that meet the requirements for equity classification are recorded at fair value with no subsequent remeasurement. In general, warrants are measured using the Black-Scholes valuation model. The methodology is based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates; however, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the change in estimated fair value of the warrant liability for those warrants that could be cash settled or have anti-dilution price protection provisions, could be materially different. As of December 31, 2019 and 2020, there were no outstanding warrants.

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

Fair Value Measurement Disclosure

The FASB issued updated guidance through ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The revised guidance created a more consistent disclosure framework that increased clarity and removed, modified and added certain fair value disclosures to improve the effectiveness of the Company’s disclosures in the notes of the Consolidated Financial Statements. This guidance became effective for the Company January 1, 2020 and had no impact on its Consolidated Financial Statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (ASC 740). The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intra-period tax allocation exception to the incremental approach, ownership changes in investments, changes from a subsidiary to an equity method investment, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. This guidance is effective for the Company for annual and interim periods beginning after December 31, 2020; however, early adoption is permitted. The Company is currently in the process of evaluating the impact on its Consolidated Financial Statements.

4. Revenue

Revenue Recognition and Net Product Sales

As disclosed in note 2, the Company recognizes product revenue from sales of MACI biopsy kits, MACI implants, Epicel grafts and other sources following the five-step model in Accounting Standards Codification 606, Revenue Recognition, (ASC 606).

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

When the Company sells MACI the patient is responsible for payment; however, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The Company assesses risk and determines a loss percentage by pooling account receivables based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information. This loss percentage was applied to the accounts receivables as of December 31, 2020. The total allowance for uncollectible consideration was $5.3 million and $3.9 million as of December 31, 2020, and 2019, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact to the revenue recognized. A 0.5% change to the estimated uncollectible percentage could result in approximately a $0.3 million decrease or increase in the revenue recognized for the year ended December 31, 2020.

Changes in estimates of the transaction price are recorded through revenue in the period in which such change occurs. Changes in estimates related to prior period sales resulted in an increase to revenue of $0.7 million, increase of $0.7 million and decrease of $0.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

NexoBrid

The Company entered into exclusive license and supply agreements with MediWound, under which MediWound will manufacture and supply NexoBrid on a unit price basis, which may be increased pursuant to the terms of the agreement. BARDA has committed to procure NexoBrid from MediWound and, as of December 31, 2020, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product. The Company recognizes revenue based on a percentage of gross profits for sales of NexoBrid to BARDA upon delivery, at which time BARDA is in control of the product. For the year ended December 31, 2020, the first orders of NexoBrid were delivered and the Company recognized $2.2 million of revenue. See note 16 for further discussion of the NexoBrid license and supply agreements.

Revenue by Product and Customer

The following table and description below shows the products from which the Company generated its revenue:

	Year Ended December 31,
Revenue by product (in thousands)	2020	2019	2018
MACI and Carticel implants and kits
Implants based on contracted rate sold through a specialty pharmacy (a)	$57,593	$56,185	$42,926
Implants subject to third-party reimbursement sold through a specialty pharmacy (b)	16,320	17,076	8,621
Implants sold direct based on contracted rates (c)	15,144	13,933	12,122
Implants sold direct subject to third-party reimbursement (d)	2,754	1,529	2,257
Biopsy kits - direct bill	1,908	2,243	1,997
Change in estimates related to prior periods (e)	713	654	(182)
Epicel
Direct bill (hospital)	27,536	26,230	23,116
NexoBrid (f)	2,211	—	—
Total revenue	$124,179	$117,850	$90,857

(a) Represents implants sold through Orsini and AllCare whereby such specialty pharmacies have a direct contract with the underlying insurance provider. The amount of reimbursement is based on contracted rates at the time of sale supported by the pharmacy's direct contracts.

(b) Represents implants sold through Orsini or AllCare whereby such specialty pharmacy does not have a direct contract with the underlying payer. The amount of reimbursement is established based on a payer or state fee schedule and/or payer history.

(c) Represents implants sold directly from the Company to the facility based on a contract and known price agreed upon prior to the surgery date. Also represents direct sales under a contract to specialty distributor DMS.

(d) Represents implants sold directly from the Company to the facility based on a contract and known price agreed upon prior to the surgery date. The payment terms are subject to third-party reimbursement from an underlying insurance provider.

(e) Primarily represents changes in estimates related to implants sold through Orsini or AllCare in which such specialty pharmacy does not have a direct contract with the underlying payer. The initial estimate of the amount of reimbursement is established based on a payer or state fee schedule and/or payer history. The change in estimates is a result of additional information, changes in collection expectations or actual cash collections received in the current period.

(f) Represents revenue based on a percentage of gross profits for sales of NexoBrid to BARDA, pursuant to the license agreement between the Company and MediWound.

Concentration of Credit Risk

For the year ended December 31, 2018, MACI revenue concentration from its largest customer was 16%. The Company’s total revenue and accounts receivable balances for the years ended December 31, 2020 and 2019 from its largest customer of MACI and Epicel did not exceed 10%.

5. Selected Balance Sheet Components

Inventory

Inventory as of December 31, 2020 and 2019:

(In thousands)	2020	2019
Raw materials	$8,775	$6,085
Work-in-process	537	541
Finished goods	44	190
Inventory	$9,356	$6,816

Property and Equipment

Property and Equipment, net as of December 31, 2020 and 2019:

(In thousands)	2020	2019
Machinery and equipment	$3,672	$3,152
Furniture, fixtures and office equipment	809	775
Computer equipment and software	6,846	6,174
Leasehold improvements	5,560	5,256
Construction in process	2,021	859
Financing right-of-use lease	111	148
Total property and equipment, gross	19,019	16,364
Less accumulated depreciation	(11,386)	(9,220)
	$7,633	$7,144

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $2.4 million, $1.7 million and $1.4 million, respectively.

Accrued Expenses

Accrued Expenses as of December 31, 2020 and 2019:

(In thousands)	2020	2019
Bonus related compensation	$5,721	$5,116
Employee related accruals	3,482	1,785
Other accrued expenses	2,090	1,047
Accrued expenses	$11,293	$7,948

6.     Debt
On December 19, 2018, the Company prepaid in full all outstanding indebtedness under, and terminated, the Loan and Security Agreement dated as of September 9, 2016, by and between the Company, Silicon Valley Bank as Agent and Silicon Valley Bank, MidCap Financial Trust, MidCap Funding III Trust and other lenders listed therein as lenders (SVB Loan Agreement), as amended December 30, 2016, May 9, 2017 and December 6, 2017, which termination was effective December 19, 2018. Warrants were issued to SVB and MidCap in conjunction with the modified debt agreement. On the date of termination, the Company paid in full $17.1 million in outstanding borrowings at the time of termination. In connection with the termination of the SVB Loan Agreement, the Company paid an additional prepayment premium of 1.5% in the amount of $0.2 million and a final payment of 3.6% in the amount of $0.5 million.

The prepayment of the debt in 2018 was accounted for as a debt extinguishment. The Company considered whether creditors remained the same or changed and whether the changes in debt terms were substantial. After performing the assessment in accordance with accounting guidance for the modification of debt arrangements the repayment of both the term loans and revolving credit agreement was accounted for as a debt extinguishment. As a result, the unamortized deferred financing costs, prepayment penalty and the accelerated payment of the final payment was recognized as a loss on extinguishment of debt of $0.8 million for the year ended December 31, 2018.

7.     Leases

The Company leases facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. The Ann Arbor facility includes office space, and the Cambridge facility includes clean rooms, laboratories for MACI and Epicel manufacturing and office space. The Company also leases offsite warehouse space, vehicles and computer equipment. Certain of the Company’s lease agreements include lease payments that are adjusted periodically for an index or rate. The leases are initially measured using the present value of the projected payments adjusted for the index or rate in effect at the commencement date. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. All operating lease commitments with a lease term greater than 12 months are recognized as right-of-use assets and liabilities, on a discounted basis on the balance sheet. Effective October 21, 2020 the Company entered into an agreement with one of its Cambridge, Massachusetts facility leases. The agreement extended the terms of the lease to expire on February 29, 2032, with monthly contractual lease payments ranging from $0.4 million to $0.6 million. The agreement also provides a tenant improvement allowance of approximately $4.3 million, available through December 31, 2023.

Leases with an initial term of 12 months or less are not recorded on the balance sheet and for the year ended December 31, 2020 and 2019, lease expense of less than $0.1 million was recorded related to short-term leases. The contribution toward the cost of tenant improvements is recorded as a reduction of the operating lease assets. For the years ended December 31, 2020, 2019, the Company recognized $6.3 million and $5.4 million, respectively, and in 2018 (under the prior leasing guidance) the Company recognized $5.2 million of operating lease expense. For the years ended December 31, 2020, 2019 and 2018, the Company recognized less than $0.1 million of financing lease expense. The Company’s leases contain non-lease components and activities that do not transfer a good or service to the Company. The Company elected not to combine lease and non-lease components and therefore non-lease costs were not included in the net lease assets or lease liabilities.

Total leased assets and liabilities classified on the balance sheet as of December 31, 2020 and 2019 are as follows:

		December 31,
(In thousands)	Classification	2020	2019
Assets
Operating	Right-of-use assets	$50,105	$25,103
Finance	Property and equipment, net	111	148
		$50,216	$25,251
Liabilities
Current
Operating	Current portion of operating lease liabilities	$4,394	$5,461
Finance	Other liabilities	41	41
		$4,435	$5,502
Non-current
Operating	Operating lease liabilities	$48,789	$22,242
Finance	Other long-term liabilities	76	110
		$48,865	$22,352

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities was $5.8 million and $5.0 million for the year ended December 31, 2020 and 2019, respectively.

Maturity of lease liabilities as of December 31, 2020 are as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2021	$4,394	$41	$4,435
2022	4,177	41	4,218
2023	6,973	41	7,014
2024	6,934	—	6,934
2025	6,340	—	6,340
more than 5 years	43,507	—	43,507
Total lease payments	$72,325	$123	$72,448
Less: interest	(19,142)	(7)	(19,149)
Present value of lease liabilities	$53,183	$116	$53,299

An explicit rate is not provided in some of the Company’s leases, therefore the Company uses a mix of incremental borrowing rate based on the information available at commencement date through market sources including relevant peer borrowing rates, as well as implicit and explicit rates in determining the present value of lease payments.

The Company has options to renew lease terms for facilities and other assets. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option on the basis of economic factors. For certain leases, the Company’s exercise of the renewal option was determined to be probable and the renewal period was accordingly included in the lease term and related calculations. Lease terms and discount rates as of December 31, 2020 are as follows:

	December 31,
	2020	2019
Weighted-average remaining lease term (years)
Operating leases	10.6	6.8
Finance leases	2.5	3.5
Weighted-average discount rate
Operating leases	5.42%	9.44%
Finance leases	5.00%	5.00%

8. Cash Equivalents and Investments

Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of December 31, 2020 and December 31, 2019:

	December 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Credit Losses	Estimated Fair Value
Money market funds	$3,698	$—	$—	$—	$3,698
Commercial paper	8,993	1	—	—	8,994
Corporate notes	35,917	—	—	(6)	35,911
U.S. government securities	12,828	14	—	—	12,842
U.S. government agency bonds	5,000	1	—	—	5,001
U.S. asset-backed securities	3,534	4	—	—	3,538
	$69,970	$20	$—	$(6)	$69,984
Classified as:
Cash equivalents					$3,698
Short-term investments					42,187
Long-term investments					24,099
					$69,984

	December 31, 2019
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$5,381	$—	$—	$5,381
Commercial paper	11,892	—	—	11,892
Corporate notes	18,369	11	—	18,380
U.S. government securities	11,291	4	—	11,295
U.S. asset-backed securities	10,503	6	—	10,509
	$57,436	$21	$—	$57,457
Classified as:
Cash equivalents				$5,381
Short-term investments				42,829
Long-term investments				9,247
				$57,457
As of December 31, 2020, the analysis under ASU 326 and the current macroeconomic impact of the COVID-19 pandemic did not result in material allowances for credit losses. There have been no impairments of the Company’s assets measured and carried at fair value as of December 31, 2020.

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

Options and restricted stock units granted to employees and non-employees under these plans expire no later than ten years from the date of grant. Options and restricted stock units generally become exercisable or vest over a four year period, under a graded-vesting methodology for stock options and annually on the anniversary grant date for restricted stock units, following the date of grant. The Company generally issues new shares upon the exercise of stock options or vesting of restricted stock units.

The Amended and Restated 2019 Omnibus Incentive Plan (2019 Plan) was approved on April 29, 2020 and provides incentives through the grant of stock options, stock appreciation rights, restricted stock awards and restricted stock units. The exercise price of stock options granted under the 2019 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant. The 2019 Plan replaced the 1992 Stock Option Plan, the 2001 Stock Option Plan, the Amended and Restated 2004 Equity Incentive Plan, the 2009 Second Amended and Restated Omnibus Incentive Plan and the 2017 Omnibus Incentive Plan (Prior Plans), and no new grants have been granted under the Prior Plans after approval. However, the expiration or forfeiture of options previously granted under the Prior Plans will increase the number of shares available for issuance under the 2019 Plan.

As of December 31, 2020, there were 4,544,084 shares available for future grant under the 2019 Plan.

Employee Stock Purchase Plan

Employees are able to purchase stock under the ESPP. The ESPP allows for the issuance of an aggregate of 1,000,000 shares of common stock of which 708,452 have been issued since the inception of the benefit in 2015. Participation in this plan is available to substantially all employees. The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. In January 2021, employees purchased 14,954 shares resulting in proceeds from the sale of common stock of $0.2 million under the ESPP for the fourth quarter of 2020. The total share-based compensation expense for the ESPP for the years ended December 31, 2020, 2019, and 2018 was approximately $0.4 million, $0.3 million, and $0.3 million, respectively.

Service-Based Stock Options

During the year ended December 31, 2020, the Company granted 1,356,540 service-based options to purchase common stock. The exercise price of the options is the fair market value per share of common stock on the grant date, generally vest over four years (other than 78,750 non-employee director options which vest over one year) and have a term of ten years. The weighted-average grant-date fair value of service-based options granted during the years ended December 31, 2020, 2019, and 2018 was $8.86, $12.62 and $6.96, respectively.

The net compensation costs recorded for the service-based stock options related to employees and directors (including the impact of forfeitures) for the years ended December 31, 2020, 2019, and 2018 were $12.1 million, $11.8 million and $6.9 million, respectively.

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the weighted-average assumptions noted in the following table:

Year Ended December 31,
Service-Based Stock Options	2020	2019	2018
Expected dividend rate	—%	—%	—%
Expected stock price volatility	71.1 - 78.7%	77.9 - 85.5%	82.3 – 88.3%
Risk-free interest rate	0.33 - 1.7%	1.4 - 2.7%	2.4 – 3.1%
Expected life (years)	5.3 - 6.3	5.3 - 6.3	5.3 - 6.3

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2019	5,052,950	$10.35	7.7	$37,974
Granted	1,356,540	13.42
Exercised	(790,532)	7.06
Expired	(29,115)	21.38
Forfeited	(353,799)	13.82
Outstanding at December 31, 2020	5,236,044	$11.34	7.3	$102,654
Exercisable at December 31, 2020	2,885,729	$9.16	6.4	$63,037

As of December 31, 2020, 4,949,912 shares are vested and expected to vest. As of December 31, 2020, there was approximately $13.1 million, of total unrecognized compensation cost related to non-vested service-based stock options granted under the 2019 Plan and the Prior Plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

The total intrinsic value of stock options exercised for the years ended December 31, 2020, 2019, and 2018 was $10.5 million, $16.1 million and $11.4 million, respectively.

Restricted Stock Units

The restricted stock units vest annually over four years in equal installments commencing on the first anniversary of the grant date (other than non-employee director options which vest over one year from the grant date). The Company issues new shares upon the vesting of restricted stock units. Restricted stock awards are recorded at fair value at the date of grant, which is based on the closing share price on the grant date. Compensation expense is recorded for restricted stock units that are expected to vest based on their fair value at the grant date and is amortized over the expected vesting period.

As restricted stock units vest, a portion of the shares awarded are withheld and net settled by the Company to cover employee tax obligations. As a result of 46,712 units vesting during the year ended December 31, 2020, 13,872 shares were withheld for payment of taxes on the employees’ behalf and retired from the 2019 Plan. No shares were withheld for payment of taxes on 10,500 of the vested units, as no shares are withheld at vesting for shares awarded to the Company’s Board of Directors.

The following table summarizes the activity for restricted stock awards for the indicated periods:

Restricted Stock Units	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value	Weighted-Average Term	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2019	157,030	$17.80	1.6	$2,732
Granted	196,836	11.41		2,246
Vested	(46,712)	17.59
Forfeited	(36,515)	15.00
Unvested at December 31, 2020	270,639	$13.57	1.4	$8,357

The total grant-date fair value of restricted stock units granted in the year ended December 31, 2020 and 2019 was $2.2 million and $3.3 million, respectively. The net compensation costs recorded for the service-based restricted stock units related to employees and directors (including the impact of forfeitures) for the year ended December 31, 2020, and 2019 was $1.4 million and $1.0 million, respectively.

At December 31, 2020 and 2019, the total unrecognized compensation cost related to the restricted stock awards was $2.1 million and $1.8 million, respectively, and the weighted-average period over which that cost is expected to be recognized was 2.7 and 3.1 years for the same periods, respectively. The total fair value of restricted stock awards vested in the year ended December 31, 2020 was $0.6 million and no awards were vested in the year ended December 31, 2019.

Stock Compensation Expense

Non-cash stock-based compensation expense (employee stock purchase plan, service-based stock options and restricted stock units) included in cost of goods sold, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cost of goods sold	$1,949	$2,029	$1,015
Research and development	1,884	2,428	1,672
Selling, general and administrative	10,010	8,722	4,536
Total non-cash stock-based compensation expense	$13,843	$13,179	$7,223

10.  Net Income (Loss) Per Common Share

The following reflects the net income (loss) attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2020	2019	2018
Numerator:
Net income (loss)	$2,864	$(9,665)	$(8,137)
Denominator:
Weighted-average common shares outstanding (basic)	45,221	44,180	40,242
Net income (loss) per share attributable to common shareholders (basic)	$0.06	$(0.22)	$(0.20)
Weighted-average common shares outstanding (diluted)	47,282	44,180	40,242
Net income (loss) per share attributable to common shareholders (diluted)	$0.06	$(0.22)	$(0.20)

Anti-dilutive shares excluded from the calculation of diluted earnings per share(a) (amounts in millions):
Stock options	2.2	5.1	4.8
Restricted stock unit awards	—	0.2	—
(a) Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.

11.  Shareholder's Equity
Public Equity Offering

In June 2018, the Company sold 5,750,000 shares of its common stock in an underwritten public offering at a price of $13.00 per share. The Company received proceeds of $70.1 million, net of $4.7 million of underwriters’ discount and issuance costs consisting primarily of legal and accounting fees. The Company recorded these proceeds as a common stock issuance.

12.  Stock Purchase Warrants

 The Company has historically issued warrants to purchase shares of the Company’s common stock in connection with certain of its common stock offerings. The fair value of warrants previously issued were measured using the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock-based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

During the year ended December 31, 2019, the Company issued 19,808 shares of common stock upon the exercise of warrants with an exercise price of $4.27. There were no warrants outstanding as of December 31, 2020 or 2019.

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

There was no movement between Level 1 and Level 2 or between Level 2 and Level 3 from December 31, 2019 to December 31, 2020. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, U.S. government securities, U.S. government agency bonds and U.S. asset-backed securities are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2020				December 31, 2019
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$3,698	$3,698	$—	$—	$5,381	$5,381	$—	$—
Commercial paper	8,994	—	8,994	—	11,892	—	11,892	—
Corporate notes	35,911	—	35,911	—	18,380	—	18,380	—
U.S. government securities	12,842	—	12,842	—	11,295	—	11,295	—
U.S. government agency bonds	5,001	—	5,001	—	—	—	—	—
U.S. asset-backed securities	3,538	—	3,538	—	10,509	—	10,509	—
	$69,984	$3,698	$66,286	$—	$57,457	$5,381	$52,076	$—

The fair values of the cash equivalents and marketable securities are based on observable market prices. The Company’s accounts receivables, accounts payable and accrued expenses are valued at cost which approximates fair value.

14.  Income Taxes

Loss before income taxes for U.S and non-U.S operations was as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. income (loss)	$2,767	$(9,632)	$(8,056)
Non U.S. income (loss)	97	(33)	(81)
	$2,864	$(9,665)	$(8,137)

A reconciliation of income taxes computed using the federal statutory rate to the taxes reported in the consolidated statements of operations is as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Income (loss) before income taxes	$2,864	$(9,665)	$(8,137)
Federal statutory rate	21%	21%	21%
Taxes computed at federal statutory rate	601	(2,030)	(1,709)
State and local income taxes	200	(484)	(385)
Nondeductible share-based compensation	437	(1,329)	(605)
Federal and state rate change	249	(164)	839
Research and orphan drug credits	(8,827)	—	—
Other	132	(49)	172
Change in valuation allowance	7,388	4,056	1,688
Reported income taxes	$180	$—	$—

Deferred tax assets (liabilities) consist of the following:

	Year Ended December 31,
(In thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$8,411	$10,542
Employee benefits and stock compensation	5,692	4,329
Research and development costs	6,411	7,851
Intangible assets	3,279	4,350
Operating lease liability	13,687	7,245
Inventory reserve	3,813	3,303
Tax credit carryforward	10,085	—
Other, net	38	119
Total deferred tax assets	51,416	37,739
Less: valuation allowance	(37,379)	(29,991)
Total net deferred tax assets	14,037	7,748
Deferred tax liabilities:
Right of use asset	(13,463)	(7,143)
Fixed assets	(574)	(605)
Total net deferred tax liabilities	(14,037)	(7,748)
Net deferred tax assets and liabilities	$—	$—

For the year-ended December 31, 2020, we recorded income tax expense as a result of taxable income in certain states where the net operating loss carryforwards and related deferred tax assets have been fully utilized. As of December 31, 2020, the Company’s U.S. federal and state tax net operating loss carryforwards available to offset future profits, after considering the annual Section 382 limit described below, are $32.3 million and $21.3 million, respectively. These net operating loss carryforwards will expire between 2021 and 2039 with the exception of the federal net operating loss generated in 2018. The federal net operating loss of $1.5 million generated in 2018 can be carried forward indefinitely. The projected annual limitation on the use of the net operating losses that existed prior to September 17, 2014 as a result of our change in control in 2014 per Section 382 of the Internal Revenue Code is $0.8 million. As a result, a significant portion of the net operating losses and tax credit carryforwards will expire prior to their utilization, regardless of the level of future profitability. As of December 31, 2020, the Company’s U.S. federal tax credit carryforwards available to offset future profits are $10.1 million. During 2020, the Company determined to pursue certain available tax credits and performed a research and development and orphan drug credit tax studies. As a result of completion of these studies it was determined that the Company now has a sufficient basis to claim the credits and has recognized a tax credit carryforward in the current period. These credit carryforwards will expire between 2034 and 2040.

In accordance with the accounting guidance for income taxes, the Company estimated whether recoverability of its deferred tax assets is “more likely than not,” based on forecasts of taxable income in the related tax jurisdictions. In this estimate, the Company uses historical results, projected future operating results based upon approved business plans, eligible carry forward periods, tax planning opportunities and other relevant considerations. Based on these factors, including historical losses incurred by the Company, a full valuation allowance for the deferred tax assets, including the deferred tax assets for the aforementioned net operating losses and credits, has been provided since they are not more likely than not to be realized. If the Company continues to achieve profitability, these deferred tax assets may be available to offset future income taxes and the valuation could be released. The change in the valuation allowance was an increase of $7.4 million and $4.1 million for the years ended December 31, 2020 and 2019, respectively.

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

The Company files U.S. federal and state income tax returns with varying statute of limitations. During the year-ended December 31, 2020 examinations by U.S. tax authorities have been completed for 2017 and 2018. Due to the Company’s net operating loss carryforwards, federal income tax returns from incorporation are still subject to examination. The Company files in several state tax jurisdictions and are subject to examination in years ranging from incorporation to 2020.

15. Employee Savings Plan

The Company has a 401(k) savings plan that allows participating employees to contribute a portion of their salary, subject to annual limits and minimum qualifications. The Board may, at its sole discretion, approve Company matching contributions to the plan. The Company made contributions of $0.8 million, $0.7 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

16. NexoBrid License and Supply Agreements

On May 6, 2019, the Company entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid and any improvements to NexoBrid in North America. NexoBrid is a topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar. On June 30, 2020, the Company announced the submission of a BLA to the FDA seeking the approval of NexoBrid for eschar removal (debridement) in adults with deep partial-thickness and/or full-thickness thermal burns. Subsequently, on September 16, 2020, the Company announced that the FDA accepted the BLA for review and has assigned a Prescription Drug User Fee Act (PDUFA) target date of June 29, 2021. Pursuant to the terms of the license agreement, if the BLA is approved, MediWound will transfer the BLA to Vericel and Vericel will market NexoBrid in the U.S. Both MediWound and Vericel, under the supervision of a Central Steering Committee comprised of members of both companies will continue to guide the development of NexoBrid in North America. NexoBrid is approved in the European Union and other international markets and has been designated as an orphan biologic in the United States, European Union and other international markets.

In May 2019, the Company paid MediWound $17.5 million in consideration for the license. The $17.5 million upfront payment was recorded to research and development expense during 2019, as the license was considered in process research and development. The Company is also obligated to pay MediWound $7.5 million, which is contingent upon U.S. regulatory approval of the BLA for NexoBrid and up to $125 million contingent upon meeting certain sales milestones. The first sales milestone of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to it in North America exceed $75 million. As of December 31, 2020, the milestone payments are not yet probable and therefore, not considered a liability. The Company also will pay MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions. The Company also entered into a supply agreement with MediWound under which MediWound will manufacture NexoBrid for the Company on a unit price basis which may be increased based on a published index. MediWound is obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. After the exclusivity period or upon supply failure, the Company will be permitted to establish an alternate source of supply.

BARDA has committed to procure NexoBrid directly from MediWound under an emergency use authorization, and under such commitment the Company will receive a percentage of gross profit for sales directly to BARDA. If BARDA procures NexoBrid directly from Vericel, the Company will pay a percentage of gross profits to MediWound on initial committed amounts and a royalty on any additional BARDA purchases of NexoBrid beyond the initial committed amount. As of December 31, 2020, the Company does not hold a direct contract or distribution agreement with BARDA. In 2020, BARDA accepted the first shipments of NexoBrid for emergency use preparedness per the agreement between BARDA and MediWound. As a result, the Company recognized $2.2 million of revenue for the year ended December 31, 2020; see note 4 for further information.

17. Commitments and Contingencies

Manufacturing and Supply Agreements

Matricel — In October 2015, the Company signed a long-term supply agreement with Matricel GmbH for the ACI-Maix collagen membrane used in the manufacture of MACI. The Company and Matricel amended the agreement on March 17, 2018. Under the agreement, the Company has committed to purchase annually approximately $0.6 million per year, the Company has fulfilled this commitment for the years ended December 31, 2020, 2019 and 2018, respectively. The agreement is effective until December 31, 2022 and contains a 5-year renewal option by the Company and an additional 5-year automatic renewal, unless otherwise terminated.

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

The Company’s purchase commitments consist of minimum purchase amounts of materials used in the Company's cell manufacturing process to manufacture its marketed cell therapy products. Future minimum purchase commitments related to our contractual obligations are as follows:

		Payments Due by Period
Contractual Obligations (in thousands)	Total	2021	2022	2023	2024	2025	More than 5 Years
Purchase commitments	$7,864	$7,182	$682	$—	$—	$—	$—

18. Supplementary Quarterly Financial Information (unaudited)
Quarterly earnings per share amounts may not sum to the totals for each of the years, since quarterly computations are based on weighted-average common shares outstanding during each quarter.

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2020
Revenues	$26,678	$20,014	$32,258	$45,229	$124,179
Gross profit	16,756	11,354	22,471	33,647	84,228
Income (Loss) from operations	(5,076)	(8,358)	3,517	12,289	2,372
Net Income (loss)	(4,705)	(8,269)	3,618	12,220	2,864
Net Income (loss) per share (Basic)	(0.10)	(0.18)	0.08	0.27	0.06
Net Income (loss) per share (Diluted)	(0.10)	(0.18)	0.08	0.25	0.06

2019
Revenues	$21,810	$26,151	$30,499	$39,390	$117,850
Gross profit	13,170	17,129	21,175	28,805	80,279
Income (Loss) from operations	(3,358)	(20,200)	3,097	9,210	(11,251)
Net Income (loss)	(2,844)	(19,792)	3,470	9,501	(9,665)
Net Income (loss) per share (Basic)	(0.07)	(0.45)	0.08	0.21	(0.22)
Net Income (loss) per share (Diluted)	(0.07)	(0.45)	0.07	0.20	(0.22)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 There are none to report.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its certifying officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of December 31, 2020, the Company’s Chief Executive Officer and Chief Financial Officer (its “Certifying Officers”) concluded that the Company’s disclosure controls and procedures were effective.

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management of the Company, with the participation of its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management concluded our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as attested to in their report which appears in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2020, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K, and is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2021 Annual Meeting of Shareholders, scheduled for April 28, 2021.

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

Item 11. Executive Compensation

The information relating to executive compensation is incorporated by reference to the Proxy Statement as set forth under the caption “Executive Compensation and Related Information.”

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related person transactions is incorporated by reference to the Proxy Statement as set forth under the caption “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accountant Fees and Services

The information relating to principal accountant fees and services is incorporated by reference to the Proxy Statement as set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements (see Item 8).
2. All information is included in the Consolidated Financial Statements or Notes thereto.
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

4.3
Shareholder Rights Agreement, dated as of August 11, 2011, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-A filed on August 12, 2011, incorporated herein by reference.

4.4
Amendment to Shareholder Rights Agreement, dated as of March 9, 2012, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2012, incorporated herein by reference.

4.5**	Amendment 2 to Shareholder Rights Agreement, dated as of February 11, 2021.

4.6	Description of Capital Stock (incorporated herein by reference to Exhibit 4.5 on Form 10-K filed on February 25, 2020).

10.1 #
Form of Indemnification Agreement entered into between the Company and each of its directors, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2010, incorporated herein by reference.

10.2 #	Senior Executive Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 25, 2011).

Exhibit No.	Description
10.3 #
Executive Employment Agreement, executed March 4, 2013 and effective March 1, 2013, by and between the Company and Dominick C. Colangelo (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed on March 8, 2013).

10.4
Asset Purchase Agreement, dated as of April 19, 2014, by and between the Company and Sanofi (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 23, 2014).

10.5 #
Second Amended and Restated 2009 Omnibus Incentive Plan (previously filed as Appendix II to the Company’s definitive proxy statement on Schedule 14A, filed on October 21, 2014 and incorporated herein by reference).

10.6
Lease Agreement, dated November 30, 2005, by and between the Company and Up 64 Sidney Street, LLC, as amended (incorporated herein by reference as Exhibit 10.57 to the Company's Annual Report on Form 10-K, filed March 14, 2016).

10.7**	Lease Agreement, dated October 21, 2020, by and between the Company and Up 64 Sidney Street, LLC, as amended .

10.8
Vericel Corporation 2015 Employee Stock Purchase Plan (incorporated herein by reference to Appendix I of the Company’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2014, filed on March 25, 2015).

10.9 †	Form of Warrants issued by the Company to the Lenders (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed September 14, 2016, as amended on December 30, 2016).

10.10 †	Form of Warrant issued by the Company to ICT (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed May 15, 2017).

10.11 †	Distribution Agreement by and between Orsini Pharmaceutical Services, Inc. and the Company, dated May 15, 2017 (incorporated herein by reference to Exhibit 10.1 on Form 8-K/A filed June 2, 2017).

10.12 †	License Agreement between the Company and Innovative Cellular Therapeutics CO., LTD., dated May 9, 2017 (incorporated herein by reference to Exhibit 10.2 on Form 8-K/A filed June 2, 2017).

10.13 #
First Amendment to Executive Employment Agreement by and between Dominick C. Colangelo and the Company, dated September 14, 2017 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed September 19, 2017).

10.14 #
Amended and Restated Employment Agreement by and between Gerard Michel and the Company, dated September 15, 2017 (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed September 19, 2017).

10.15
First Amendment to Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated August 10, 2017 (incorporated herein by reference to Exhibit 10.8 on Form 10-Q filed November 7, 2017).

10.16 †	Form of Warrant issued by the Company to each of SVB and MidCap (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed December 8, 2017).

10.17	Warrant issued by the Company to ICT (incorporated herein by reference to Exhibit 10.7 on Form 8-K filed December 28, 2017).

Exhibit No.	Description
10.18 †
Second Amendment to Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated October 13, 2017 (incorporated herein by reference to Exhibit 10.56 on Form 10-K filed March 8, 2018).

10.19 †
Third Amendment to Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated November 14, 2017 (incorporated herein by reference to Exhibit 10.57 on Form 10-K filed March 8, 2018).

10.20 †
Fourth Amendment to Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated July 25, 2018 (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed November 6, 2018).

10.21 †	Dispensing Agreement by and between AllCare Plus Pharmacy and the Company, dated July 26, 2018 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q, filed November 6, 2018).

10.22 †
Fifth Amendment to Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated October 18, 2018 (incorporated herein by reference to Exhibit 10.3 on Form 10-Q filed November 6, 2018).

10.23 #	Amended and Restated Non-employee Director Compensation Guidelines (incorporated herein by reference to Exhibit 10.58 on Form 10-K filed March 5, 2018).

10.24 †
Amended and Restated ACI-Maix Supply Agreement, dated March 17, 2018, as amended, by and between the Company and Matricel GMBH (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed May 8, 2018).

10.25 #	2017 Omnibus Incentive Plan (previously filed as Appendix I to the Company's definitive proxy statement on Schedule 14A, filed March 20, 2017 and incorporated herein by reference).

10.26 #	Form of New Hire Incentive Stock Option Agreement under the 2017 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.48 on Form 10-K filed February 26, 2019).

10.27 #	Form of Incentive Stock Option Award Agreement under the 2017 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.49 on Form 10-K filed February 26, 2019).

10.28 #	Form of Non-Employee Director Award Agreement under the 2017 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.50 on Form 10-K filed February 26, 2019).

10.29 #	Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.51 on Form 10-K filed February 26, 2019).

10.30 #	Vericel Corporation Amended and Restated 2019 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed May 1, 2020).

10.31 #**	Form of Amended and Restated Incentive Stock Option Agreement for Employees under the 2019 Omnibus Incentive Plan.

10.32 #**	Form of Amended and Restated Incentive Stock Option Agreement for New Hires under the 2019 Omnibus Incentive Plan.

10.33 #**	Form of Amended and Restated Non-Qualified Stock Option Agreement under the 2019 Omnibus Incentive Plan.

Exhibit No.	Description
10.34 #**	Form of Amended and Restated Restricted Stock Unit Award Agreement for Employees under the 2019 Omnibus Incentive Plan.

10.35 #**	Form of Restricted Stock Unit Award Agreement for Non-employee Directors under the 2019 Omnibus Incentive Plan.

10.36
Sixth Amendment to Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated April 18, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed August 6, 2019).

10.37 †	First Amendment to Dispensing Agreement by and between AllCare Plus Pharmacy and the Company, dated May 1, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q, filed August 6, 2019)

10.38 †	License Agreement between the Company and MediWound LTD., dated May 6, 2019 (incorporated herein by reference to Exhibit 10.9 on Form 10-Q filed August 6, 2019).

10.39 †	Supply Agreement between the Company and MediWound LTD., dated May 6, 2019 (incorporated herein by reference to Exhibit 10.10 on Form 10-Q filed August 6, 2019).

10.40 #	Amended and Restated Employment Agreement by and between Michael Halpin and the Company, dated September 14, 2017 (incorporated herein by reference to Exhibit 10.11 on Form 10-Q filed August 6, 2019).

10.41 #
First Amendment to Executive Employment Agreement, executed and effective June 3, 2019, by and between the Company and Michael Halpin (incorporated herein by reference to Exhibit 10.12 on Form 10-Q, filed August 6, 2019).

10.42 #	Employment Agreement, dated January 25, 2021, by and between the Company and Joseph Mara (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed January 25,2021).

10.43 #**	Employment Agreement, dated November 4, 2019 by and between the Company and Sean Flynn.

10.44 #**	Employment Agreement, dated August 20, 2018 by and between the Company and Dr. Jonathan M. Hopper.

21.1**	Subsidiaries of Registrant.

23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Description

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date:	February 24, 2021
Vericel Corporation

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on behalf of the registrant on February 24, 2021 by the following persons in the capacities indicated.

Signature	Title

/s/ DOMINICK C. COLANGELO	President and Chief Executive Officer, Director
Dominick C. Colangelo	(Principal Executive Officer)

/s/ JOSEPH A. MARA	Chief Financial Officer
Joseph A. Mara	(Principal Financial Officer)

/s/ SANDRA L. PENNELL	Vice President and Corporate Controller
Sandra L. Pennell	(Principal Accounting Officer)

/s/ ROBERT L. ZERBE, M.D.	Chairman of the Board of Directors
Robert L. Zerbe, M.D.

/s/ ALAN L. RUBINO	Director
Alan L. Rubino

/s/ HEIDI M. HAGEN	Director
Heidi M. Hagen

/s/ STEVEN C. GILMAN	Director
Steven C. Gilman

/s/ KEVIN F. MCLAUGHLIN	Director
Kevin F. McLaughlin

/s/ PAUL K. WOTTON	Director
Paul K. Wotton