Form 10-Q
period 2021-06-30
Vericel Corp
filed 2021-08-04
CIK 887359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2021
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

As of July 30, 2021, 46,631,158 shares of Common Stock, no par value per share, were outstanding.

VERICEL CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$51,761	$33,620
Short-term investments	39,214	42,187
Accounts receivable (net of allowance for doubtful accounts of $3 and $143, respectively)	31,732	34,504
Inventory	12,959	9,356
Other current assets	2,854	3,893
Total current assets	138,520	123,560
Property and equipment, net	10,590	7,633
Restricted cash	211	211
Right-of-use assets	47,798	50,105
Long-term investments	24,826	24,099
Total assets	$221,945	$205,608
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,134	$6,755
Accrued expenses	11,077	11,293
Current portion of operating lease liabilities	4,611	4,394
Other liabilities	41	41
Total current liabilities	23,863	22,483
Operating lease liabilities	46,928	48,789
Other long-term liabilities	62	76
Total liabilities	$70,853	$71,348
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding 46,579 and 45,804, respectively	534,005	510,061
Accumulated other comprehensive income (loss)	(23)	14
Accumulated deficit	(382,890)	(375,815)
Total shareholders’ equity	151,092	134,260
Total liabilities and shareholders’ equity	$221,945	$205,608

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product sales, net	$38,680	$20,014	$72,307	$46,692
Other revenue	839	—	1,780	—
Total revenue	39,519	20,014	74,087	46,692
Cost of product sales	12,609	8,660	24,192	18,582
Gross profit	26,910	11,354	49,895	28,110
Research and development	4,449	3,226	8,079	6,989
Selling, general and administrative	26,190	16,486	48,850	34,555
Total operating expenses	30,639	19,712	56,929	41,544
Loss from operations	(3,729)	(8,358)	(7,034)	(13,434)
Other income (expense):
Interest income	43	147	119	453
Interest expense	(1)	(1)	(2)	(3)
Other income (expense)	(27)	(57)	57	10
Total other income	15	89	174	460
Net loss before tax provision	(3,714)	(8,269)	(6,860)	(12,974)
Tax provision	(72)	—	(215)	—
Net loss	$(3,786)	$(8,269)	$(7,075)	$(12,974)
Net loss per share attributable to common shareholders (Basic and diluted)	$(0.08)	$(0.18)	$(0.15)	$(0.29)
Weighted average number of common shares outstanding (Basic and diluted)	46,403	45,137	46,195	45,031

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(3,786)	$(8,269)	$(7,075)	$(12,974)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	24	84	(37)	125
Comprehensive loss	$(3,762)	$(8,185)	$(7,112)	$(12,849)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, amounts in thousands)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2020	45,804	$510,061	$14	$(375,815)	$134,260
Net loss	—	—	—	(3,289)	(3,289)
Compensation expense related to stock options and restricted stock units granted, net of forfeitures	—	7,019	—	—	7,019
Stock option exercises	359	3,532	—	—	3,532
Shares issued under the Employee Stock Purchase Plan	14	249	—	—	249
Issuance of stock upon restricted stock unit vesting	76	—	—	—	—
Restricted stock withheld for employee tax remittance	(28)	(1,501)	—	—	(1,501)
Unrealized loss on investments	—	—	(61)	—	(61)
BALANCE, MARCH 31, 2021	46,225	$519,360	$(47)	$(379,104)	$140,209
Net loss	—	—	—	(3,786)	(3,786)
Compensation expense related to stock options and restricted stock units granted, net of forfeitures	—	10,866	—	—	10,866
Stock option exercises	330	3,531	—	—	3,531
Shares issued under the Employee Stock Purchase Plan	13	309	—	—	309
Issuance of stock upon restricted stock unit vesting	12	—	—	—	—
Restricted stock withheld for employee tax remittance	(1)	(61)	—	—	(61)
Unrealized gain on investments	—	—	24	—	24
BALANCE, JUNE 30, 2021	46,579	$534,005	$(23)	$(382,890)	$151,092

	Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2019	44,864	$489,749	$21	$(378,679)	$111,091
Net loss	—	—	—	(4,705)	(4,705)
Compensation expense related to stock options and restricted stock units granted, net of forfeitures	—	3,768	—	—	3,768
Stock option exercises	57	196	—	—	196
Shares issued under the Employee Stock Purchase Plan	20	224	—	—	224
Issuance of stock upon restricted stock unit vesting	36	—	—	—	—
Restricted stock withheld for employee tax remittance	(14)	(163)	—	—	(163)
Unrealized gain on investments	—	—	41	—	41
BALANCE, MARCH 31, 2020	44,963	$493,774	$62	$(383,384)	$110,452
Net loss	—	—	—	(8,269)	(8,269)
Compensation expense related to stock options and restricted stock units granted, net of forfeitures	—	4,376	—	—	4,376
Stock option exercises	188	696	—	—	696
Shares issued under the Employee Stock Purchase Plan	32	257	—	—	257
Issuance of stock upon restricted stock unit vesting	11	—	—	—	—
Unrealized gain on investments	—	—	84	—	84
BALANCE, JUNE 30, 2020	45,194	$499,103	$146	$(391,653)	$107,596

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(7,075)	$(12,974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	1,506	1,079
Stock compensation expense	17,885	8,144
Foreign currency translation loss	27	45
Loss (gain) on sale of fixed assets	(22)	30
Amortization of premiums and discounts on marketable securities	505	(25)
Non-cash lease cost	2,325	1,603
Changes in operating assets and liabilities:
Inventory	(3,603)	(1,601)
Accounts receivable	2,772	8,513
Other current assets	1,039	53
Accounts payable	1,356	(1,692)
Accrued expenses	(216)	27
Operating lease liabilities	(1,644)	(1,537)
Net cash provided by operating activities	14,855	1,665
Investing activities:
Purchases of investments	(30,951)	(5,657)
Sales and maturities of investments	32,655	32,797
Expenditures for property, plant and equipment	(4,461)	(1,186)
Net cash provided by (used for) investing activities	(2,757)	25,954
Financing activities:
Net proceeds from common stock issuance due to stock option exercises	7,621	1,373
Payments on employee's behalf for taxes related to vesting of restricted stock units	(1,562)	(163)
Other	(16)	(14)
Net cash provided by financing activities	6,043	1,196
Net increase in cash, cash equivalents, and restricted cash	18,141	28,815
Cash, cash equivalents, and restricted cash at beginning of period	33,831	26,978
Cash, cash equivalents, and restricted cash at end of period	$51,972	$55,793

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

COVID-19

The pandemic caused by the spread of a novel strain of coronavirus (COVID-19) began directly affecting the United States in March of 2020 and has continued since that point. The pandemic has created significant disruptions to the U.S. and global economy and has contributed, at times, to significant volatility in financial markets. The global impact of the outbreak has fluctuated since early 2020. At times, many state, local and national governments – including those in Massachusetts and Michigan, where the Company’s operations are located – have responded by issuing, extending and supplementing orders requiring quarantines, restrictions on travel, and the mandatory closure of certain non-essential businesses, among other actions. In the U.S., the status and application of these orders have varied on a state-by-state basis since the early days of the pandemic. Many of the restrictions have been periodically updated as infection rates in the U.S. have risen and fallen, as new virus variants have emerged, as vaccines have been distributed and administered, and as world health leaders learn more about the virus, its transmission pathway and who is most at risk. Because Vericel is deemed an essential business, the Company has been exempted from government orders requiring the closure of workplaces and the cessation of business operations.

Notwithstanding being an essential business, the Company’s business and operations were, at times, adversely impacted by the effects of COVID-19 during 2020. As a result of periodic restrictions placed on the performance of elective surgical procedures, the Company experienced a significant increase in cancellations of scheduled MACI procedures as well as a slowdown in new MACI orders during March and April of 2020. The widespread suspension of surgical procedures impacted the Company’s business and operations during the first and second quarters of 2020. The level and degree of restriction on elective surgeries, on the ability of patients to seek treatment and on U.S. business operations generally fluctuated throughout 2020 as COVID-19 infection rates rose and fell during the summer months and into the autumn. By the first quarter of 2021, the pandemic’s effects on the Company’s MACI business had largely dissipated. Although hospitals are now better prepared for a subsequent surge in COVID-19 patients and COVID-19 vaccines have been approved and are being widely distributed in the United States, the risk remains that regional or local restrictions could again be placed on the performance of elective surgical procedures if the number of COVID-19 infections in the United States were to rise again, or if new or existing COVID-19 variants render current vaccine treatments ineffective. Because Epicel is used almost exclusively in the emergent setting by burn centers and surgeons throughout the country, Epicel revenue and procedure volumes have been less affected by the pandemic.

At the outset of the pandemic, the Company put in place a comprehensive workplace protection plan, which instituted protective measures in response to COVID-19. The Company’s workplace protection plan closely followed guidance issued by the Centers for Disease Control and Prevention (CDC) and complied with applicable federal and state law. Because vaccines designed to protect against COVID-19 have become readily available and the rates of COVID-19 infections, hospitalizations and deaths in the majority of the U.S. have declined since the beginning of 2021, the CDC and the Occupational Safety and Health Administration (OSHA) have altered their guidance for Americans, and emergency orders and mandatory workplace protocols in Michigan and Massachusetts have either been rescinded or greatly reduced – to include the lifting of all capacity limitations on businesses in both states. Accordingly, Vericel is planning for a return to more normal workplace operations, but will continue to modify its workplace protection plan, and will reinstitute protective measures for its workforce as necessary.

The Company is reviewing its policies and procedures regularly as the pandemic evolves and may take additional actions to the extent required.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2021, the Company had an accumulated deficit of $382.9 million, and had a net loss of $3.8 million and $7.1 million, respectively, during the three and six months ended June 30, 2021. The Company had cash and cash equivalents of $51.8 million and investments of $64.0 million as of June 30, 2021. The Company expects that cash from the sales of its products and existing cash, cash equivalents and investments will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these Condensed Consolidated Financial Statements. To the extent the United States experiences a resurgence in COVID-19 infections and elective surgery restrictions are reinstated on a widespread basis and significantly impact the Company’s business, the Company may need to access additional capital; however, the Company may not be able to obtain financing on acceptable terms or at all, particularly in light of the impact of COVID-19 on the global economy and financial markets. The terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders.

2. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements as of June 30, 2021 and for the three and six months ended June 30, 2021 are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The preparation of Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenue and expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact its business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to continue to contain or treat COVID-19, as well as the economic impact on its customers. The Company has made estimates of the impact of COVID-19 within these financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates. As of June 30, 2021, the Company has not recorded impairments to investments, inventory, other current assets or long-lived assets as a result of the COVID-19 pandemic.

These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 24, 2021 (Annual Report).

Consolidated Statement of Cash Flows

The following table presents certain supplementary cash flows information for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(In thousands)	2021	2020
Supplementary Cash Flows information:
Non-cash information:
Right-of-use asset and lease liability recognized	$—	$429
Additions to property and equipment included in accounts payable	630	55
Restricted shares held for employee tax remittance included in accounts payable	61	66
Cash information:
Interest paid	$2	$3

	Six Months Ended June 30,
(In thousands)	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash reported in the statement of financial position:
Cash and cash equivalents	$51,761	$55,704
Restricted cash, included in other long-term assets	211	89
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$51,972	$55,793

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

MACI Implants
The Company contracts with two specialty pharmacies, Orsini Pharmaceutical Services, Inc. (Orsini) and AllCare Plus Pharmacy, Inc. (AllCare) to distribute MACI in a manner in which the Company retains the credit and collection risk from the end customer. The Company pays both specialty pharmacies a fee for each patient to whom MACI is dispensed. Both Orsini and AllCare perform collection activities to collect payment from customers. The Company engages a third-party to provide services in connection with a patient support program to manage patient cases and to ensure complete and correct billing information is provided to the insurers and hospitals. In addition, the Company also sells MACI directly to DMS Pharmaceutical (DMS) for patients treated at military treatment facilities. The sales directly to DMS are made at a contracted rate.

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

When the Company sells MACI the patient is responsible for payment; however, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. The total allowance for uncollectible consideration as of June 30, 2021 and December 31, 2020 was $7.1 million and $5.3 million, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact to the revenue recognized. A 0.5% change to the estimated uncollectible percentage could result in approximately a $0.3 million increase or decrease in the revenue recognized as of the six months ended June 30, 2021.

Changes in estimates of the transaction price are recorded through revenue in the period in which such change occurs. Changes in estimates related to prior period sales for the three and six months ended June 30, 2021 resulted in a decrease to revenue of $0.4 million and $0.1 million, respectively, and a decrease to revenue of $0.2 million and an increase to revenue of $1.1 million, respectively, for the same periods in 2020. The changes in estimates recorded during the three and six months ended June 30, 2021 and June 30, 2020, were primarily due to completion of the billing claims process for implants that occurred in 2020 or prior. Upon completion of the billing claims process, the Company concluded that it was probable that a significant reversal in the amount of revenue recognized would not occur.

Additionally, potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The loss percentage is calculated by pooling account receivables containing similar risk characteristics and applying collectability forecasts which are derived from current and historical economic and financial information. The loss percentage calculated was applied to accounts receivables as of June 30, 2021 and December 31, 2020. The allowance related to the potential impacts of COVID-19 on accounts receivable from third-party insurers, government payers, hospitals and patients as of December 31, 2020 included approximately $0.1 million, and no additional allowance was recorded during the six months ended June 30, 2021.

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
NexoBrid
The Company entered into exclusive license and supply agreements with MediWound, under which MediWound will manufacture and supply NexoBrid on a unit price basis, which may be increased pursuant to the terms of the agreement. The U.S. Biomedical Advanced Research and Development Authority (BARDA) committed to procure NexoBrid directly from MediWound, under an emergency use authorization. As a result, during 2020, BARDA accepted the first shipments of

NexoBrid, per the agreement between BARDA and MediWound. The Company recognizes revenue based on a percentage of gross profits for sales of NexoBrid to BARDA upon delivery, at which time BARDA is in control of the product. As of June 30, 2021, the Company did not take title to the product or hold a direct contract or distribution agreement with BARDA. During the three and six months ended June 30, 2021, the Company recognized $0.8 million and $1.8 million of revenue, respectively. No revenue related to the procurement by BARDA was recognized for the three and six months ended June 30, 2020. See note 11 for further information.
Revenue by Product and Customer
The following table and description below shows the products from which the Company generated its revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by product (in thousands)	2021	2020	2021	2020
MACI implants and kits
Implants based on contracted rates sold through a specialty pharmacy (a)	$17,972	$9,790	$31,200	$21,218
Implants subject to third party reimbursement sold through a specialty pharmacy (b)	3,502	2,819	7,917	6,335
Implants sold direct based on contracted rates (c)	4,487	1,806	8,954	4,916
Implants sold direct subject to third party reimbursement (d)	405	589	1,255	1,016
Biopsy kits - direct bill	551	348	1,070	811
Change in estimates related to prior periods (e)	(392)	(248)	(74)	1,095
Epicel
Direct bill (hospital)	12,155	4,910	21,985	11,301
Total product revenue	$38,680	$20,014	$72,307	$46,692
NexoBrid revenue (f)	839	—	1,780	—
Total net revenue	$39,519	$20,014	$74,087	$46,692

(a) Represents implants sold through Orsini and AllCare whereby such specialty pharmacies have a direct contract with the underlying insurance provider. The amount of reimbursement is based on contracted rates at the time of sale supported by the pharmacy's direct contracts.

(b) Represents implants sold through Orsini and AllCare whereby such specialty pharmacies do not have a direct contract with the underlying payer. The amount of reimbursement is established based on a payer or state fee schedule and/or payer history.

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
Concentration of Credit Risk

The Company's total Epicel revenue concentration from a customer for the three and six months ended June 30, 2021 was 11% and 12%, respectively, and 6% and 10% for the same periods in 2020. For the Company's total MACI revenue, and MACI and Epicel accounts receivable balances, there were no customers for the three and six months ended June 30, 2021 or the comparable periods in 2020, with a concentration greater than 10%.

5. Selected Balance Sheet Components

Inventory

Inventory as of June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Raw materials	$12,266	$8,775
Work-in-process	625	537
Finished goods	68	44
Inventory	$12,959	$9,356

Property and Equipment

Property and Equipment, net as of June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Machinery and equipment	$4,273	$3,672
Furniture, fixtures and office equipment	844	809
Computer equipment and software	7,597	6,846
Leasehold improvements	5,634	5,560
Construction in process	5,013	2,021
Financing right-of-use lease	92	111
Total property and equipment, gross	23,453	19,019
Less accumulated depreciation	(12,863)	(11,386)
Property and equipment, net	$10,590	$7,633

Depreciation expense for the three and six months ended June 30, 2021 was $0.7 million and $1.5 million, respectively, and $0.5 million and $1.1 million, respectively, for the same periods in 2020.

Accrued Expenses

Accrued Expenses as of June 30, 2021 and December 31, 2020 are as follows:

(In thousands)	June 30, 2021	December 31, 2020
Bonus related compensation	$3,815	$5,721
Employee related accruals	3,969	3,482
Other accrued expenses	3,293	2,090
Accrued expenses	$11,077	$11,293

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet. For both the three and six months ended June 30, 2021 and 2020, lease expense of less than $0.1 million was recorded for each of short-term leases and financing leases. During the six months ended June 30, 2021, the Company recorded $0.2 million of leasehold improvements funded by tenant improvement allowances available under the lease agreements. The contribution toward the cost of tenant improvements is recorded as a reduction of the operating lease assets. For the three and six months ended June 30, 2021, the Company recognized $1.8 million and $3.7 million, respectively, of operating lease expense and $1.4 million and $2.9 million, respectively for the same periods in 2020. The Company’s leases contain non-lease components and activities that do not transfer a good or service to the Company. The Company elected not to combine lease and non-lease components and therefore non-lease costs were not included in the net lease assets or lease liabilities.

Total leased assets and liabilities classified on the balance sheet, as of June 30, 2021 and December 31, 2020 are as follows:

(In thousands)	Classification	June 30, 2021	December 31, 2020
Assets
Operating	Right-of-use assets	$47,798	$50,105
Finance	Property and equipment, net	92	111
		$47,890	$50,216
Liabilities
Current
Operating	Current portion of operating lease liabilities	$4,611	$4,394
Finance	Other liabilities	41	41
		$4,652	$4,435
Non-current
Operating	Operating lease liabilities	$46,928	$48,789
Finance	Other long-term liabilities	62	76
		$46,990	$48,865

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

The Company's Amended and Restated 2019 Omnibus Incentive Plan (2019 Plan) was approved on April 29, 2020 and provides incentives through the grant of stock options, stock appreciation rights, restricted stock awards and restricted stock units. The exercise price of stock options granted under the 2019 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant. The 2019 Plan replaced the 1992 Stock Option Plan, the 2001 Stock Option Plan, the Amended and Restated 2004 Equity Incentive Plan, the 2009 Second Amended and Restated Omnibus Incentive Plan and the 2017 Omnibus Incentive Plan (Prior Plans), and no new grants have been granted under the Prior Plans after approval of the 2019 Plan. However, the expiration or forfeiture of options previously granted under the Prior Plans will increase the number of shares available for issuance under the 2019 Plan.

As of June 30, 2021, there were 2,804,486 shares available for future grant under the 2019 Plan.

Employee Stock Purchase Plan

Employees are able to purchase stock under the Vericel Corporation Employee Stock Purchase Plan (ESPP). The ESPP allows for the issuance of an aggregate of 1,000,000 shares of common stock of which 729,273 shares have been issued since the inception of the plan in 2015. Participation in this plan is available to substantially all employees. The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period. In July 2021, employees purchased 9,045 shares resulting in proceeds from the sale of common stock of $0.4 million under the ESPP for the second quarter of 2021.

Service-Based Stock Options

During the three and six months ended June 30, 2021, the Company granted service-based options to purchase common stock of 136,117 and 1,474,072, respectively, and 110,750 and 1,296,890, respectively, for the same periods in 2020. The exercise price of the options is the fair market value per share of common stock on the grant date, and the options generally vest over four years (other than non-employee director options which may vest over one to three years from the grant date pursuant to the provisions of the Company's Amended and Restated Non-Employee Director Compensation Guidelines) and have a term of ten years. The Company issues new shares upon the exercise of stock options. The weighted average grant-date fair value of service-based options granted during the three and six months ended June 30, 2021 was $39.31 and $32.69, respectively, and $8.82 and $8.66, respectively, for the same periods in 2020.

Restricted Stock Units

During the three and six months ended June 30, 2021, the Company granted 26,941 and 241,054 service-based restricted stock units, respectively, and 10,700 and 196,836, respectively, for the same periods in 2020. The restricted stock units vest annually over four years in equal installments commencing on the first anniversary of the grant date (other than non-employee director awards which may vest over one to three years from the grant date pursuant to the provisions of the Company's Amended and Restated Non-Employee Director Compensation Guidelines). The Company issues new shares upon the vesting of restricted stock units. Restricted stock units are recorded at fair value at the date of grant, which is based on the closing share price on the grant date. Compensation expense is recorded for restricted stock units that are expected to vest based on their fair value at grant date and is amortized over the expected vesting period. The weighted average grant-date fair value of restricted stock units granted during the three and six months ended June 30, 2021 was $61.37 and $51.99, respectively, and $14.49 and $11.41, respectively, for the same periods in 2020. The aggregate fair value of restricted stock units granted in the three and six months ended June 30, 2021 was $1.7 million and $12.5 million, respectively, and $0.2 million and $2.2 million, respectively, for the same periods in 2020.

During the three and six months ended June 30, 2021, 11,576 and 59,433 shares, respectively, of common stock were issued upon the vesting of restricted stock units. These amounts are net of 1,174 and 29,414 shares, respectively, that were withheld for payment of taxes on the behalf of employees. During the three and six months ended June 30, 2020, 10,500 and 32,840 shares, respectively, of common stock were issued upon the vesting of restricted stock units. These amounts are net of 0 and 13,872 shares, respectively, withheld for payment of taxes, as no shares are withheld at vesting for shares awarded to the members of the Company's Board of Directors.

For the three and six months ended June 30, 2021, the total fair value of restricted stock awards vested was $0.9 million and $5.0 million, respectively, and $0.2 million and $0.5 million, respectively, for the same periods in 2020. The total fair value of restricted stock units withheld for payment of taxes during the three and six months ended June 30, 2021, was $0.1 million and $1.6 million, respectively. During the six months ended June 30, 2020, the total fair value of restricted stock units withheld for payment of taxes was $0.2 million. There were no restricted stock units withheld during the three months ended June 30, 2020.

Stock Compensation Expense

Non-cash stock-based compensation expense (employee stock purchase plan, service-based stock options and restricted stock units) included in cost of product sales, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of product sales	$1,287	$568	$2,199	$997
Research and development	1,234	484	2,096	1,060
Selling, general and administrative	8,345	3,325	13,590	6,087
Total non-cash stock-based compensation expense	$10,866	$4,377	$17,885	$8,144

8. Cash Equivalents and Investments

Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying Condensed Consolidated Balance Sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Money market funds	$6,022	$—	$—	$—	$6,022
Commercial paper	15,996	—	—	—	15,996
Corporate notes	43,692	—	(24)	—	43,668
U.S. government securities	1,500	—	—	—	1,500
U.S. government agency bonds	1,074	—	—	—	1,074
U.S. asset-backed securities	1,802	—	—	—	1,802
	$70,086	$—	$(24)	$—	$70,062
Classified as:
Cash equivalents					$6,022
Short-term investments					39,214
Long-term investments					24,826
					$70,062

	December 31, 2020
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Money market funds	$3,698	$—	$—	$—	$3,698
Commercial paper	8,993	1	—	—	8,994
Corporate notes	35,917	—	—	(6)	35,911
U.S. government securities	12,828	14	—	—	12,842
U.S. government agency bonds	5,000	1	—	—	5,001
U.S. asset-backed securities	3,534	4	—	—	3,538
	$69,970	$20	$—	$(6)	$69,984
Classified as:
Cash equivalents					$3,698
Short-term investments					42,187
Long-term investments					24,099
					$69,984

Investments classified as short-term have maturities of less than one year. Investments classified as long-term are those which: (i) have a maturity of greater than one year, and (ii) the Company does not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. The Company’s investment strategy is to buy short-duration marketable securities with a high credit rating. As of June 30, 2021 and December 31, 2020, all marketable securities held by the Company had remaining contractual maturities of three years or less.

Unrealized gains are included as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets and Statements of Shareholders’ Equity and a component of total comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Loss, until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or non-credit-related. Credit-related impairment is recognized as an allowance on the Condensed Consolidated Balance Sheet with a corresponding adjustment to earnings, and non-credit-related impairment is recognized in other comprehensive income (loss), net of taxes. There were no material realized losses on marketable securities during the three and six months ended June 30, 2021. There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2021 or June 30, 2020, respectively.

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

There was no movement between Level 1 and Level 2 or between Level 2 and Level 3 from December 31, 2020 to June 30, 2021. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, U.S. government securities, U.S. government agency bonds and U.S. asset-backed securities are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2021				December 31, 2020
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$6,022	$6,022	$—	$—	$3,698	$3,698	$—	$—
Commercial paper	15,996	—	15,996	—	8,994	—	8,994	—
Corporate notes	43,668	—	43,668	—	35,911	—	35,911	—
U.S. government securities	1,500	—	1,500	—	12,842	—	12,842	—
U.S. government agency bonds	1,074	—	1,074	—	5,001	—	5,001	—
U.S. asset-backed securities	1,802	—	1,802	—	3,538	—	3,538	—
	$70,062	$6,022	$64,040	$—	$69,984	$3,698	$66,286	$—

The fair values of the cash equivalents and marketable securities are based on observable market prices.

10.  Net Loss Per Common Share

The following reflects the net loss attributable to common shareholders and share data used in the basic and diluted earnings per share computations using the two class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(3,786)	$(8,269)	$(7,075)	$(12,974)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	46,403	45,137	46,195	45,031
Net loss per share attributable to common shareholders (basic and diluted)	$(0.08)	$(0.18)	$(0.15)	$(0.29)

Anti-dilutive shares excluded from the calculation of diluted earnings per share(a):
Stock options	5,960	6,018	5,960	6,018
Restricted stock units	413	301	413	301
(a) Common equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.

11. NexoBrid License and Supply Agreements

On May 6, 2019, the Company entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid and any improvements to NexoBrid in North America. NexoBrid is a topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns. On September 16, 2020, the Company announced MediWound's submission of a biologics license application (BLA) to the U.S. Food and Drug Administration (FDA) seeking marketing approval for NexoBrid in the United States for the treatment of severe burns, and the FDA's assignment of a Prescription Drug User Fee Act (PDUFA) target date for the product of June 29, 2021. Subsequently, on June 29, 2021, the Company announced that MediWound received a complete response letter (CRL) from the FDA regarding the BLA, through which the FDA communicated to MediWound that it had completed its review of the BLA, as amended, and had determined that it cannot approve the BLA in its present form. The Company announced further that it is committed to working with MediWound and the FDA on the next steps to address the issues identified in the CRL and to seek the potential approval of NexoBrid.

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

In May 2019, the Company paid MediWound $17.5 million in consideration for the license. The $17.5 million upfront payment was recorded to research and development expense during 2019, as the license was considered in process research and development. The Company is also obligated to pay MediWound $7.5 million, which is contingent upon U.S. regulatory approval of the BLA for NexoBrid and up to $125 million contingent upon meeting certain sales milestones, subsequent to approval. The first sales milestone of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to it in North America exceed $75 million. As of June 30, 2021, the milestone payments were not yet probable and therefore, not considered a liability. The Company also will pay MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions, following approval. The Company also entered into a supply agreement with MediWound under which MediWound will manufacture NexoBrid for the Company on a unit price basis which may be increased based on a published index. MediWound is obligated to supply the Company with NexoBrid for sale in North

America on an exclusive basis for the first five years of the term of the supply agreement. After the exclusivity period or upon supply failure, the Company will be permitted to establish an alternate source of supply.

BARDA has committed to procure NexoBrid directly from MediWound under an emergency use authorization, and under such commitment the Company will receive a percentage of gross profit for sales directly to BARDA. If BARDA procures NexoBrid directly from the Company, the Company will pay a percentage of gross profits to MediWound on initial committed amounts and a royalty on any additional BARDA purchases of NexoBrid beyond the initial committed amount. As of June 30, 2021, the Company did not hold a direct contract or distribution agreement with BARDA. During 2020, BARDA accepted the first shipments of NexoBrid for emergency use preparedness per the agreement between BARDA and MediWound. During the three and six months ended June 30, 2021, the Company recognized $0.8 million and $1.8 million, respectively, of revenue. No revenue related to the procurement by BARDA was recognized for the three and six months ended June 30, 2020.

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

Future minimum payments related to the Company's contractual obligations are as follows:

		Payments Due by Period
Contractual Obligations (in thousands)	Total	July 1, 2021 - December 31, 2021	2022	2023	2024	2025	More than 5 Years
Purchase commitments	$19,390	$18,729	$661	$—	$—	$—	$—
Warehouse operating agreement	4,954	541	1,046	792	792	792	991
Total	$24,344	$19,270	$1,707	$792	$792	$792	$991

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vericel Corporation is a leader in advanced cell therapies and specialty biologics for the sports medicine and severe burn care markets. We currently market two U.S. Food and Drug Administration (FDA)-approved autologous cell therapy products in the United States. MACI® is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Epicel® is a permanent skin replacement Humanitarian Use Device (HUD) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (TBSA). We also hold an exclusive license from MediWound for North American rights to NexoBrid®, a registration-stage biological orphan product. In 2020, MediWound submitted to the FDA a biologics license application (BLA) seeking the approval of NexoBrid for eschar removal (debridement) in adults with deep partial-thickness and/or full-thickness thermal burns. The FDA subsequently accepted the BLA for filing and assigned a Prescription Drug User Fee Act (PDUFA) target date of June 29, 2021.

Subsequently, on June 29, 2021, we announced that MediWound received a complete response letter (CRL) from the FDA regarding the BLA for NexoBrid. The FDA communicated to MediWound that it had completed its review of the BLA, as amended, and had determined that it cannot approve the BLA in its present form. The FDA had identified issues related to the Chemistry, Manufacturing and Controls (CMC) section of the BLA and had requested that MediWound provide additional CMC information. The FDA stated that it had not reviewed several amendments submitted by MediWound in response to the CMC information requests related to the BLA. The FDA also stated that inspections of manufacturing facilities in Israel and Taiwan are required before the BLA can be approved, but that it was unable to conduct the required inspections during the original review cycle due to COVID-19-related travel restrictions. In addition, the CRL referenced observations that were made during good clinical practice (GCP) inspections related to the DETECT study and requested that MediWound address questions regarding the impact of the observations on the study’s efficacy findings. The FDA also requested that MediWound provide a safety update as part of its BLA resubmission. The Company announced further that it is committed to working with MediWound and the FDA on the next steps to address the issues identified in the CRL to seek the potential approval of NexoBrid.

See "Risk Factors - NexoBrid’s approval in the United States for the treatment of severe burns may be further delayed, and it may not be approved for use in the United States and other North American markets at all."

For patents related to MACI, we have one issued patent in the United States directed to a device related to MACI that is set to expire in November 2033, and one issued patent in the European Union set to expire in November 2034.
COVID-19

The pandemic caused by the spread of a novel strain of coronavirus (COVID-19) has created significant disruptions to the U.S. and global economy and has contributed to significant volatility in financial markets. The global impact of the outbreak has fluctuated since early 2020. At times, many state, local and national governments – including those in Massachusetts and Michigan, where our operations are located – have responded by issuing, extending and supplementing orders requiring quarantines, restrictions on travel, and the mandatory closure of certain non-essential businesses, among other actions. In the U.S., the status and application of these orders have varied on a state-by-state basis since the early days of the pandemic. Many of the restrictions have been periodically updated as infection rates in the U.S. have risen and fallen, as new virus “variants” have emerged, as vaccines have been distributed and administered, and as world health leaders learn more about the virus, its transmission pathway and who is most at risk. Because Vericel is deemed an essential business, the Company has been exempted from government orders requiring the closure of workplaces and the cessation of business operations.

Notwithstanding being an essential business, the Company’s business and operations were, at times, adversely impacted by the effects of COVID-19 during 2020. As a result of periodic restrictions placed on the performance of elective surgical procedures, the Company experienced a significant increase in cancellations of scheduled MACI procedures as well as a slowdown in new MACI orders during March and April of 2020. The widespread suspension of surgical procedures impacted the Company’s business and operations during the first and second quarters of 2020. The level and degree of restriction on elective surgeries, on the ability of patients to seek treatment and on U.S. business operations generally fluctuated throughout 2020 as COVID-19 infection rates rose and fell during the summer months and into the autumn. By the first quarter of 2021, the pandemic’s effects on the Company’s MACI business had largely dissipated. Although hospitals are now better prepared for a subsequent surge in COVID-19 patients and COVID-19 vaccines have been approved and are being widely distributed in the

United States, the risk remains that regional or local restrictions could again be placed on the performance of elective surgical procedures if the number of COVID-19 infections in the United States were to rise again, or if new or existing COVID-19 variants render current vaccine treatments ineffective.

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

At the outset of the pandemic, the Company put in place a comprehensive workplace protection plan, which instituted protective measures in response to COVID-19. The Company's workplace protection plan closely followed the guidance issued by the Centers for Disease Control and Prevention (CDC) and complied with applicable federal and state law. Because vaccines designed to protect against COVID-19 have become readily available and the rates of COVID-19 infections, hospitalizations and deaths in the majority of the U.S. have declined since the beginning of 2021, the CDC and the Occupational Safety and Health Administration (OSHA) have altered their guidance for Americans, and emergency orders and mandatory workplace protocols in Michigan and Massachusetts have either been rescinded or greatly reduced - to include the lifting of all capacity limitations on businesses in both states. Accordingly, Vericel is planning for a return to more normal workplace operations, but will continue to modify its workplace protection plan, and will reinstitute protective measures for its workforce as necessary. The Company is reviewing its policies and procedures regularly as the pandemic evolves and may take additional actions to the extent required.

We continue to manufacture MACI and Epicel and are maintaining a significant safety stock of all key raw materials. We do not expect current supply chain interruptions will impact our ongoing manufacturing operations. With respect to customer delivery, MACI final product has an established shelf life of six (6) days and established shipping shelf life of three (3) days. Currently, MACI is picked up by courier and shipped by commercial air or ground transportation to customer surgical sites. Epicel final product has an established shelf life of 48 hours and is hand carried to customer hospitals by courier. Transportation is primarily by commercial or charter airline. Although we have not experienced material shipping delays or materially increased costs to date, significant disruption of air travel could result in the inability to deliver MACI or Epicel final products to customer sites within appropriate timeframes, which could further adversely impact our business. At this time, there is no expected impact of COVID-19 on our distributors, operations or third-party service providers’ ability to manage patient cases.

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

Product Portfolio

Our marketed products include two FDA-approved autologous cell therapies. MACI, a third-generation autologous implant for the repair of symptomatic, full-thickness cartilage defects of the knee in adult patients and Epicel, a permanent skin replacement for adult and pediatric patients with deep dermal or full thickness burns greater than or equal to 30% of TBSA. Both products are currently marketed in the U.S. In addition, we have entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America, following regulatory approval. As previously mentioned, MediWound has submitted a BLA to the FDA seeking commercial approval of NexoBrid. On June 29, 2021, we announced that MediWound had received a CRL in response to the BLA and that the Company is committed to working with MediWound and the FDA to respond to the CRL to seek the potential approval of NexoBrid.

MACI

MACI is a third-generation autologous chondrocyte implantation (ACI) product for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults.

Our target audience of U.S. physicians is approximately 5,000 orthopedic surgeons and is divided into two segments - a group of orthopedic surgeons who self-identify and/or have a formal specialty as sports medicine physicians, and a sub-population of general orthopedic surgeons who perform a high volume of cartilage repair procedures. As of the date of this report, we currently have 76 MACI sales representatives to enable the sales force to reach our target audience. Most private payers have a medical policy that covers treatment with MACI with the top 30 largest commercial payers having a formal medical policy for MACI or ACI in general. Even for private payers that have not yet approved a medical policy for MACI, for medically appropriate cases, we often obtain approval on a case-by-case basis. For the three and six months ended, June 30, 2021, net revenue for MACI was $26.5 million and $50.3 million, respectively, and $15.1 million and $35.4 million, respectively, for the same periods in 2020.

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

On February 18, 2016, the FDA approved our HDE supplement to revise the labeled indications of use for Epicel to specifically include pediatric patients. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with massive burns treated with Epicel relative to standard care. Because of the change in the label to specifically include use in pediatric patients, Epicel is no longer subject to the HDE profit restrictions. In conjunction with adding the pediatric labeling and meeting the pediatric eligibility criteria, the FDA has determined the ADN number for Epicel is 360,400 which is approximately 45 times larger than the volume of grafts sold in 2019. We currently have a thirteen-person field force comprised of seven (7) account managers and six (6) burn clinical specialists, led by a regional and a national sales director. For the three and six months ended June 30, 2021, net revenue for Epicel was $12.2 million and $22.0 million, respectively, and $4.9 million and $11.3 million, respectively, for the same periods in 2020.

NexoBrid

Our portfolio also includes NexoBrid, a registration-stage, topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns. On June 30, 2020, we announced MediWound's submission of a BLA to the FDA seeking the approval of NexoBrid. On June 29, 2021, the Company announced that MediWound received a CRL from the FDA regarding the BLA, through which the FDA communicated to MediWound that it had completed its review of the BLA, as amended, and had determined that it cannot approve the BLA in its present form. The Company announced further that it is committed to working with MediWound and the FDA on the next steps to address the issues identified in the CRL to seek the potential approval of NexoBrid. See "Risk Factors - NexoBrid’s approval in the United States for the treatment of severe burns may be further delayed, and it may not be approved for use in the United States and other North American markets at all."

NexoBrid is approved in the European Union and other international markets and has been designated as an orphan biologic in the United States, European Union and other international markets. Pursuant to the terms of our existing license agreement, if the BLA is approved, MediWound will transfer the BLA to Vericel and Vericel will market NexoBrid in the U.S. Both MediWound and Vericel, under the supervision of a Central Steering Committee comprised of members of both companies will continue to guide development of NexoBrid in North America. Under our license agreement with MediWound, NexoBrid is being manufactured for BARDA prior to approval by the FDA under an emergency use authorization. For the three and six months ended June 30, 2021, $0.8 million and $1.8 million, respectively, of net revenue associated with delivery of NexoBrid to BARDA was recorded. No revenue related to the procurement by BARDA was recognized in the comparable periods of 2020.

Results of Operations

Net Loss

Our net loss for the three and six months ended June 30, 2021 totaled $3.8 million and $7.1 million, respectively, and $8.3 million and $13.0 million, respectively, for the same periods in 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net revenue	$39,519	$20,014	$74,087	$46,692
Cost of product sales	12,609	8,660	24,192	18,582
Gross profit	26,910	11,354	49,895	28,110
Total operating expenses	30,639	19,712	56,929	41,544
Loss from operations	(3,729)	(8,358)	(7,034)	(13,434)
Other income	15	89	174	460
Tax provision	(72)	—	(215)	—
Net loss	$(3,786)	$(8,269)	$(7,075)	$(12,974)

Net Revenue

Net revenue increased for the three and six months ended June 30, 2021 compared to the same periods in 2020, driven by volume growth for both MACI and Epicel. Additionally, for the three and six months ended June 30, 2021, we recorded $0.8 million and $1.8 million, respectively, of revenue associated with delivery of NexoBrid to BARDA for emergency response preparedness.

Net revenue by product for the three and six months ended June 30, 2021 and 2020 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by product (In thousands)	2021	2020	2021	2020
MACI	$26,526	$15,104	$50,322	$35,391
Epicel	12,154	4,910	21,985	11,301
NexoBrid	839	—	1,780	—
Total Revenue	$39,519	$20,014	$74,087	$46,692

 Seasonality. The effects of the COVID-19 pandemic disrupted the normal seasonality of our MACI business at times over the past sixteen months. These effects included, among others, the temporary limitation of elective surgical procedures throughout the country, the inability of our Clinical Account Specialists to call on surgeon customers and, we believe, a reduction in the number of patients seeking treatment for cartilage damage. In the four years preceding 2020, ACI sales volumes from the first through the fourth quarter on average represented 19% (16%-24% range), 23% (21%-25% range), 22% (20%-23% range) and 36% (32%-38% range) respectively, of total annual volumes. MACI orders are consistently stronger in the fourth quarter due to several factors including insurance deductible limits and the time of year patients prefer to start rehabilitation. Due to COVID-19, the seasonality in 2020 did not follow our historical patterns, and seasonality in 2021 could be impacted by COVID-19 related factors, as well. Due to the low incidence and variable occurrence of severe burns, Epicel revenue has inherent variability from quarter-to-quarter and does not exhibit significant seasonality. Over the past four years, Epicel revenue in a single quarter has ranged from as high as 38% to as low as 18% of annual revenue.

Gross Profit and Gross Profit Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Gross profit	$26,910	$11,354	$49,895	$28,110
Gross profit %	68%	57%	67%	60%

Gross profit increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to continued growth of both products, the impacts of the COVID-19 pandemic in the prior year, and other revenue related to NexoBrid.

Research and Development Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Research and development costs	$4,449	$3,226	$8,079	$6,989

The following table summarizes research and development expenses which include license fees, materials, professional fees and the approximate allocation of employee-related salary and fringe benefit costs for our research and development projects:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
ACI	$2,533	$1,664	$4,421	$3,769
Epicel	1,231	686	2,165	1,713
NexoBrid	685	876	1,493	1,507
Total research and development costs	$4,449	$3,226	$8,079	$6,989

Research and development expenses for the three months ended June 30, 2021 were $4.4 million, compared to $3.2 million for the same period in 2020. Research and development costs continue to be centered around process development and regulatory and medical affairs for MACI and Epicel. The increase is primarily due to an increase of $0.7 million in stock-based compensation expense compared to the same period a year ago.

Research and development expenses for the six months ended June 30, 2021 were $8.1 million, compared to $7.0 million for the same period in 2020. The increase is primarily due to an increase of $1.1 million in stock-based compensation expense compared to the same period a year ago.

Selling, General and Administrative Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Selling, general and administrative costs	$26,190	$16,486	$48,850	$34,555

Selling, general and administrative expenses for the three months ended June 30, 2021 were $26.2 million compared to $16.5 million for the same period in 2020. The increase in selling, general and administrative expenses during the three months ended June 30, 2021, compared to the same period in 2020, is primarily due to a $5.0 million increase in stock-based compensation expenses, a $0.8 million increase in sales force travel and conference spend, a $0.7 million increase in patient reimbursement support services as a result of higher MACI volumes, and a recovery of marketing activities that were partially reduced during 2020, because of COVID-19.

Selling, general and administrative expenses for the six months ended June 30, 2021 were $48.9 million, compared to $34.6 million for the same period in 2020. The increase in selling, general and administrative expenses during the six months ended June 30, 2021, compared to the same period in 2020, is primarily due to a $7.5 million increase in stock-based compensation expenses, a $1.6 million increase in MACI expenses as a result of the sales force expansion in 2020, a $0.9 million increase in patient reimbursement support services as a result of higher MACI volume, and a recovery of marketing activities that were partially reduced during 2020, because of COVID-19.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net interest income	$42	$146	$117	$450
Other income (expense)	(27)	(57)	57	10
Total other income	$15	$89	$174	$460

The decrease in other income for the three and six months ended June 30, 2021, compared to the same periods in 2020 is due primarily to the decreasing rates of return on our investments in various marketable debt securities compared to the prior period.

Stock Compensation

Non-cash stock-based compensation expense included in cost of product sales, research and development expenses and selling, general and administrative expenses is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Cost of product sales	$1,287	$568	$2,199	$997
Research and development	1,234	484	2,096	1,060
Selling, general and administrative	8,345	3,325	13,590	6,087
Total non-cash stock-based compensation expense	$10,866	$4,377	$17,885	$8,144

The increase in stock-based compensation expense for the three and six months ended June 30, 2021 compared to the same periods in 2020, is due primarily to increases in stock prices which impact the fair value of the options and restricted stock units awarded and the expense recognized in the period.

As of June 30, 2021, there was approximately $45.8 million of total unrecognized compensation cost related to non-vested service-based stock options granted under the 2019 Plan and the Prior Plans, compared to $13.1 million as of December 31, 2020. That cost is expected to be recognized over a weighted-average period of 3.3 years.

As of June 30, 2021, there was approximately $11.6 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2019 Plan and Prior Plans, compared to $2.1 million as of December 31, 2020. That cost is expected to be recognized over a weighted-average period of 3.2 years. The estimated unrecognized compensation cost is not reduced by expected forfeitures.

Liquidity and Capital Resources

Since our acquisition of MACI and Epicel in 2014, our primary focus has been to invest in our existing commercial business with the goal of growing revenue. We have raised significant funds in order to complete our product development programs and to market and commercialize our products, and product candidates. To date, we have financed our operations primarily through cash received through Epicel and MACI sales, debt and public and private sales of our equity securities. We generated $14.9 million in operating cash flows during the six months ended June 30, 2021, and we may continue to finance our operations through the sales of equity securities.

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash provided by operating activities	$14,855	$1,665
Cash provided by (used for) investing activities	(2,757)	25,954
Cash provided by financing activities	6,043	1,196
Net increase in cash, cash equivalents and restricted cash	$18,141	$28,815

Our cash and cash equivalents totaled $51.8 million, short-term investments totaled $39.2 million and long-term investments totaled $24.8 million as of June 30, 2021. The $14.9 million of cash provided by operations during the six months ended June 30, 2021 was the result of cash collections, a decrease in accounts receivable of $2.8 million, an increase in inventory of $3.6 million primarily to meet increased production needs and safety stock goals, and an increase in operating lease liabilities of $1.6 million. This includes non-cash charges of $17.9 million related to stock compensation expense, $2.3 million of operating lease amortization and $1.5 million in depreciation and amortization expense and a $7.1 million net loss.

Our cash and cash equivalents totaled $55.7 million and short-term investments totaled $25.1 million as of June 30, 2020. The $1.7 million of cash provided by operations during the six months ended June 30, 2020 was the result of cash collections and a decrease in accounts receivable of $8.5 million from a decrease in sales volume from the prior quarter and collections on prior period sales, including non-cash charges of $8.1 million in stock compensation expense and $1.1 million in depreciation and amortization expense offset by a $13.0 million net loss.

The change in cash provided by investing activities during the six months ended June 30, 2021 was the result of $32.7 million of investment sales and maturities offset by $31.0 million in investment purchases and property plant and equipment purchases of $4.5 million primarily for manufacturing upgrades through June 30, 2021. The cash provided by investing activities for the six months ended June 30, 2020 was the result of $32.8 million of investment sales and maturities offset by $5.7 million in short term investment purchases, and property plant and equipment purchases of $1.2 million primarily for manufacturing upgrades and leasehold improvements.

The change in cash provided by financing activities was the result of net proceeds from the exercise of stock options of $7.6 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $1.6 million during the six months ended June 30, 2021. The change in cash provided from financing activities during the six months ended June 30, 2020 was the result of proceeds from the exercise of stock options of $1.4 million, slightly offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $0.2 million.

We believe that our current cash on hand, cash equivalents and investments will be sufficient to support our current operations through at least 12 months from the issuance of these Condensed Consolidated Financial Statements. However, the continuing effects of the COVID-19 pandemic continue to evolve and may result in irrecoverable losses from customers.

If revenue declines for a sustained period, we may need to access additional capital; however, we may not be able to obtain financing on acceptable terms or at all. Market volatility could also adversely impact our ability to access financing when needed. The terms of any financing may adversely affect the holdings or the rights of our shareholders. Actual cash requirements may differ from projections and will depend on many factors, including any future impacts of the COVID-19 pandemic, the level of future research and development, the scope and results of ongoing and potential clinical trials, the costs involved in filing, prosecuting and enforcing patents, the need for additional manufacturing capacity, competing technological and market developments, costs of possible acquisition or development of complementary business activities, and the cost to market our products.

Off-Balance Sheet Arrangements

At June 30, 2021, we were not party to any off-balance sheet arrangements.

Critical Accounting Policies

Our Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Condensed Consolidated Financial Statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the Condensed Consolidated Financial Statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the six months ended June 30, 2021.

Cautionary Note Regarding Forward-Looking Statements

This report, including the documents incorporated by reference herein, contain certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “projects,” “trends,” “opportunity,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “target,” “achieve,” “continuing,” “ongoing,” and similar words or phrases, or future or conditional verbs such as “would,” “should,” “could,” “may,” or similar expressions. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in our Annual Report under “Part I, Item 1A Risk Factors.”

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
•reimbursement for our products;
•the timing of a response to the FDA’s CRL regarding the NexoBrid BLA;
•the timing of the FDA’s review of any resubmission of the NexoBrid BLA;
•expectations regarding approval by the FDA of the NexoBrid BLA;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we held marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying Condensed Consolidated Balance Sheet included in this Form 10-Q. The fair value of our cash equivalents and marketable securities is subject to changes in market interest rates. Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable debt securities. We do not believe we are materially exposed to changes in interest rates related to our investments, and we do not currently use interest rate derivative instruments or hedging transactions to manage exposure to interest rate changes of our investments. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $0.4 million and $0.5 million decrease in the fair value of our investment portfolio as of June 30, 2021 and December 31, 2020, respectively.

We have evaluated the potential credit risk exposure for our accounts receivable and available-for sale investment securities in accordance with ASC 326, Financial Instruments - Credit Losses. See note 4 and note 8, for further discussion.

We operate in the United States only. We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities due to vendors in countries outside the United States, which are typically paid in Euro. We do not enter into hedging transactions and do not purchase derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of June 30, 2021, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

We are currently not party to any material legal proceedings, although from time to time we may become involved in disputes in connection with the operation of our business.

Item 1A. Risk Factors

 Certain risks described below update the risk factors discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as the Risk Factors discussed in Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and expound upon and amend the specific risks resulting from the COVID-19 pandemic, as well as the specific risks related to the U.S. Food & Drug Administration’s review of any resubmission of the NexoBrid BLA for the approval of NexoBrid in the United States. Each of these risks, as well as those discussed in our previous filings could materially affect our business, financial condition, results of operations, or cash flows. The risks described below and in our previous filings are not the only risks we face. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely affect our business, financial condition, results of operations or cash flows.

The current and ongoing pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research, development and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research, development and commercialization activities. For example, the COVID-19 pandemic has created significant disruptions to the U.S. and global economy and has contributed, at times, to significant volatility in financial markets. The global impact of the outbreak has fluctuated since early 2020. At times, many state, local and national governments – including those in Massachusetts and Michigan, where the Company’s operations are located – have responded by issuing, extending and supplementing orders requiring quarantines, restrictions on travel, and the mandatory closure of certain non-essential businesses, among other actions. In the U.S., the status and application of these orders have varied on a state-by-state basis since the early days of the pandemic. Many of the restrictions have been periodically updated as infection rates in the U.S. have risen and fallen, as new virus variants have emerged, as vaccines have been distributed and administered, and as world health leaders learn more about the virus, its transmission pathway and who is most at risk. Because Vericel is deemed an essential business, the Company has been exempted from government orders requiring the closure of workplaces and the cessation of business operations as they have existed from time-to-time during the pandemic.

Even though widespread distribution of vaccines designed to protect against COVID-19 infection began in the United States and other countries throughout the world in early 2021, the pandemic remains unpredictable and the number of COVID-19 infections has fluctuated significantly in various geographies during 2020 and throughout 2021 and could continue to do so, particularly in light of emerging variant strains. As such, some state and local governments have re-instituted restrictions on businesses, travel, and personal activities from time-to-time and additional such measures may occur in the future as the pandemic evolves.

At the outset of the pandemic, the Company put in place a comprehensive workplace protection plan, which instituted protective measures in response to COVID-19. The Company’s workplace protection plan closely followed guidance issued by the CDC and complied with applicable federal and state law. Because vaccines designed to protect against COVID-19 have become readily available in the United States and the rates of COVID-19 infections, hospitalizations and deaths in the majority of the U.S. have declined since the beginning of 2021, the CDC and the OSHA have altered their guidance for Americans, and emergency orders and mandatory workplace protocols in Michigan and Massachusetts have either been rescinded or greatly reduced – to include the lifting of all capacity limitations on businesses in both states. Accordingly, Vericel is planning for a return to more normal workplace operations, but will continue to modify its workplace protection plan and will reinstitute protective measures for its workforce as necessary. The Company is reviewing its policies and procedures regularly as the pandemic evolves and may take additional actions to the extent required. Both these and any future actions we take may result in disruption to our business.

The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious disease, impacts our preclinical studies, clinical trial operations and current or future commercialization efforts will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and uncertainty of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic has and could continue to adversely affect our business, financial condition and results of operations, and it may have the effect of heightening many of the risks described herein, including the below.

•Hospitals, health systems and surgeons minimized, postponed, or canceled electively scheduled surgeries during the initial wave of the pandemic in the spring of 2020. These actions were followed by numerous state-level executive orders either restricting or partially restricting elective surgeries. Because MACI is an elective surgical procedure, as a result of these restrictions the Company experienced a significant increase in cancellations of scheduled MACI procedures as well as a slowdown in new MACI orders during March and April of 2020, which negatively impacted the Company’s business and results of operations during the first and second quarters of 2020. The level and degree of restriction on elective surgeries, on the ability of patients to seek treatment and on U.S. business operations generally fluctuated throughout 2020 as COVID-19 infection rates rose and fell during the summer months and into the autumn. By the first quarter of 2021, the pandemic’s effects on the Company’s MACI business had largely dissipated. Although hospitals are now better prepared for a subsequent surge in COVID-19 patients and COVID-19 vaccines have been made available and are being widely distributed in the United States, the risk remains that regional or local restrictions could again be placed on the performance of elective surgical procedures if the number of COVID-19 infections in the United States were to rise again, or if new or existing COVID-19 variants render current vaccine treatments ineffective. We believe our MACI business will be negatively impacted if elective surgical procedures are again restricted. Further, renewed and material disruption to the operations of our employees, distributors, suppliers or customers will impact our sales and operating results and could lead to potential impairments to inventory and accounts receivable. Although Epicel has been less directly impacted by the pandemic given the critical nature of severe burn injuries, it is difficult to ascertain the current or future impact of COVID-19 on the treatment of severe burns.

•We are currently conducting the PEAK (A Study of MACI in Patients Aged 10 to 17 Years with Symptomatic Chondral or Osteochondral Defects of the Knee) Study at ten (10) sites throughout the United States. Two (2) such sites have currently paused enrollment of new PEAK patients as a result of the effects of the pandemic, and the PEAK Study experienced a slow-down in its traditional rate of patient enrollment during 2020 and throughout 2021. Furthermore, the PEAK Study or another of our clinical trials may in the future experience difficulties associated with patient visits and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including closure of site access to outside medical monitors, quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the FDA, heightened exposure of patients, principal investigators and site staff to COVID-19 if an outbreak occurs in their geography, or other reasons related to the COVID-19 pandemic. Further, patients who are already recruited into our clinical trials may be unable or unwilling to attend follow-up visits within the timelines specified in our trial protocols, potentially impacting our ability to meet our clinical trial endpoints. A future outbreak may also affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out our clinical trials.

•We continue to manufacture MACI and Epicel and we maintain a significant safety back-up of all key raw materials. We do not currently expect that supply chain interruptions will impact our ongoing manufacturing operations. However, we currently rely on both domestic and international third parties to, among other things, manufacture and supply raw materials, which are used to produce our products, and supply other goods and services to run our business. If any such third parties in our supply chain are adversely impacted by current or future restrictions or executive orders resulting from the COVID-19 pandemic for an extended period of time, including staffing shortages, production slowdowns, disruptions in delivery systems, or federal, state or foreign orders requiring the diversion of key supplies for use in the production or manufacturing of vaccines designed to inoculate individuals against COVID-19, our supply chain may be disrupted, limiting our ability to manufacture our products and product candidates and conduct our research and development operations, or commercially launch any of our product candidates, if approved. With respect to customer delivery, MACI final product has an established shelf life of six (6) days and established shipping shelf life of three (3) days. Currently, MACI is picked-up by courier and shipped by commercial air or ground transportation to our customers’ locations. Epicel final product has an established shelf life of 24 hours and is hand carried to customer hospital sites by courier. Transportation is primarily by commercial or charter airline. Although we have not experienced material shipping delays or increased costs to date, significant disruption of air travel in the future could result in the inability to deliver MACI or Epicel final products to customer sites within appropriate timeframes, which would have a material adverse effect on our business and results of operations.

•Throughout much of the pandemic, we generally restricted on-site staff in our facilities to only those personnel and contractors who are required to perform essential activities related to the manufacture, production and delivery of our products. We encouraged the majority of our remaining employees to work remotely. Since early 2021, vaccines designed to protect against COVID-19 infection have become readily available in the United States and the rates of COVID-19 infections, hospitalizations and deaths in the U.S. have generally declined. The CDC and OSHA have altered their guidance for Americans, and emergency orders and mandatory workplace protocols in Michigan and Massachusetts have either been rescinded or greatly reduced – to include the lifting of all capacity limitations on businesses in both states. Accordingly, Vericel is planning for a return to more normal workplace operations but will continue to modify its workplace protection plan and will reinstitute protective measures for its workforce as necessary. We expect that some of our employees will continue to work remotely from time to time. A resurgence of COVID-19, COVID-19 variants, or similar infectious diseases in the U.S., however, may lead to future government-imposed quarantines and restrictions, which may result in the closure of our administrative offices, with our employees working outside of our offices for an extended period of time. These actions may also result in the disruption of our manufacturing operations, which are currently accomplished within our administrative offices. Additionally, such quarantines and restrictions may adversely affect our ability to conduct certain product enhancement and business development activities.

•Our reliance on certain personnel working from home may also increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, institutional review boards and ethics committees, third-party contractors and suppliers, clinical trial sites and other important agencies and contractors. Our business operations may be further disrupted if any of our employees, officers or directors contract an illness related to COVID-19 and are unable to perform their duties. For example, COVID-19 illness could impact members of management or our board of directors resulting in absenteeism from management meetings or meetings of the directors or committees of directors, and making it more difficult for management to effectively oversee our daily operations, or to convene the quorums of the full board of directors or its committees needed to conduct meetings for the management of our affairs. A resurgence of COVID-19 or COVID-19 variants may cause our employees, and employees of third-party contractors and licensees, including MediWound, responsible for conducting research and development activities to be unable to access laboratories and places of business for an extended period of time as a result of the temporary closure of such workspaces. As a result, this could delay timely completion of ongoing clinical trials or preclinical activities, and our ability to select future development candidates.

•NexoBrid is currently a pre-commercial product in North America. On June 29, 2021, we announced that MediWound had received a CRL regarding the BLA and that the FDA communicated to MediWound that it had completed its review of the BLA, as amended, and had determined that it cannot approve the BLA in its present form. We announced further that we are working with MediWound and the FDA to address the issues identified in the CRL to seek potential approval of NexoBrid. Health regulatory agencies, including the FDA, have experienced and may continue to experience disruptions in their operations as a result of the continued spread or resurgence of the COVID-19 pandemic. For instance, the COVID-19 pandemic may impact the FDA’s response times to regulatory submissions, like a BLA resubmission in response to the CRL, and its ability to monitor our clinical trials. Additionally, in many instances across the industry, the FDA has postponed, or has been unable to conduct certain inspections of domestic and international manufacturing facilities in connection with its regulatory review of product applications as a result of travel and other restrictions caused by the pandemic. As part of its review of the BLA, and any BLA resubmission, the FDA has communicated to MediWound that physical Current Good Manufacturing Practice (cGMP) inspections of manufacturing facilities in Israel and Taiwan are required before the BLA can be approved, as the FDA must assess the ability of those facilities to conduct certain manufacturing operations in compliance with cGMP. The FDA indicated that because of restrictions on travel caused by the COVID-19 pandemic, the agency was unable to conduct the required inspections of those facilities during the original BLA review cycle. Should continued restrictions prevent or delay the FDA in conducting necessary reviews or physical inspections of the manufacturing facilities involved in the production of NexoBrid, or should other events impact the FDA’s response times, the timeline for approval of NexoBrid could be materially and further delayed, which could materially affect the development, study and ultimate commercialization of the product.

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

•The negative economic effects of the pandemic have, at times, caused increased unemployment in the U.S. resulting in many individuals losing their employer-based insurance coverage. Although the economy has begun to recover from the pandemic’s initial effects, the continued or future unemployment of our potential patients may adversely affect our ability to commercialize our products. In addition, market disruption or rising unemployment caused by a resurgence of the COVID-19 pandemic or a variant strain thereof may lead to delays in obtaining insurance coverage and reimbursement of newly approved products as well as an increase in the numbers of uninsured patients and patients who may no longer be able to afford their co-insurance or co-pay obligations. These factors may lead to decreased utilization of our products, which could reduce revenue. The continued outbreak or a worsening of COVID-19 may also negatively impact our commercialization strategy for our products and product candidates, if approved. At times during the pandemic, hospitals and other medical institutions have reduced and diverted staffing, diverted resources to patients suffering from COVID-19 and limited hospital access for non-patients, which has included our sales personnel. Hospitals may continue or increase these and similar measures in the future should the COVID-19 virus continue to spread or surge in certain areas. In addition, COVID-19 levels in the United States and/or specific regions of the United States may cause customers or patients to postpone or cancel previously scheduled surgeries or to decline to schedule surgeries utilizing our products, which would negatively impact our operations and financial results. Although many face-to-face interactions are again resuming, our sales personnel, at times, have conducted, and may continue to have to conduct, many of their interactions with physicians and patients through the use of webinars, telemedicine, direct-to-consumer advertising and social media. These circumstances may adversely affect the ability of our sales professionals to effectively market our products to physicians in the future, which may have a negative impact on our potential sales and our market penetration.

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

NexoBrid’s approval in the United States for the treatment of severe burns may be further delayed, or it may not be approved for use in the United States and other North American markets at all.

On September 16, 2020, we announced that the FDA had accepted for review MediWound’s BLA seeking marketing approval for NexoBrid in the United States for the treatment of severe burns, and had assigned a PDUFA target date for the product of June 29, 2021. The BLA submission is based in large part on data derived from a U.S. Phase 3 pivotal study. MediWound is conducting twelve and twenty-four month safety follow-ups for cosmesis, function, quality of life and other safety measurements. Data from MediWound’s twelve-month follow-up has been compiled and is being evaluated by the FDA, while data from the twenty-four month follow-up will be submitted to the agency as a safety update - either in connection with a BLA resubmission or as part of a post-approval commitment, if the BLA is approved. While this and previous studies evaluating NexoBrid have met their primary endpoints, we cannot predict the outcome of the planned safety follow-ups or whether the FDA will approve the BLA based on the available preclinical and clinical data and the submitted manufacturing processes, and the cGMP data.

Subsequently, on June 29, 2021, we announced that MediWound received a CRL from the FDA regarding the BLA for NexoBrid. The FDA communicated to MediWound that it had completed its review of the BLA, as amended, and had determined that it cannot approve the BLA in its present form. The FDA identified issues related to the CMC section of the BLA and had requested that MediWound provide additional CMC information. The FDA stated that it had not reviewed several amendments submitted by MediWound in response to the CMC information requests related to the BLA. The FDA also stated that inspections of manufacturing facilities in Israel and Taiwan are required before the BLA can be approved, but that it was unable to conduct the required inspections during the original review cycle due to COVID-19-related travel restrictions. In addition, the CRL referenced observations that were made during GCP inspections related to the DETECT study and requested that MediWound address questions regarding the impact of the observations on the study’s efficacy findings. The FDA also requested that MediWound provide a safety update as part of a BLA resubmission.

While we intend to work with MediWound and the FDA to address the issues identified in the CRL to seek the potential approval of NexoBrid, we cannot predict how long it will take for MediWound and/or the Company to respond to the CRL. We also cannot predict whether the FDA will accept any such resubmission for review, and, if such resubmission is accepted for review, the length of time of any subsequent FDA review. We also cannot predict whether FDA will ultimately approve the

NexoBrid BLA. In addition, if approval to market NexoBrid is sought in Mexico or Canada, we cannot predict how long regulatory authorities in those countries will take to provide NexoBrid with marketing authorization in their jurisdictions or whether such authorizations will be granted at all. A significant delay or a failure to receive regulatory approval for NexoBrid in the United States may have a material adverse impact on our business prospects.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits
The Exhibits listed in the Exhibit Index are filed as a part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Amended and Restated Non-Employee Director Compensation Guidelines (Revised April 28, 2021).

32.4**	Consulting Agreement, dated July 2, 2021, by and between the Company and Sandra Pennell.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2021

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOSEPH A. MARA
Joseph A. Mara
Chief Financial Officer
(Principal Financial Officer)