Form 10-Q
period 2022-03-31
Vericel Corp
filed 2022-05-04
CIK 887359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2022
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

As of April 29, 2022, 47,119,902 shares of Common Stock, no par value per share, were outstanding.

VERICEL CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$55,659	$68,330
Short-term investments	44,888	35,068
Accounts receivable (net of allowance for doubtful accounts of $40 and $40, respectively)	31,855	37,437
Inventory	14,385	13,381
Other current assets	5,093	4,246
Total current assets	151,880	158,462
Property and equipment, net	14,451	13,308
Restricted cash	6,184	211
Right-of-use assets	44,653	45,720
Long-term investments	22,803	25,687
Other long-term assets	317	317
Total assets	$240,288	$243,705
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,750	$9,016
Accrued expenses	10,793	14,045
Current portion of operating lease liabilities	3,147	2,950
Other current liabilities	41	41
Total current liabilities	21,731	26,052
Operating lease liabilities	46,053	47,147
Other long-term liabilities	19	44
Total liabilities	67,803	73,243
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding 47,081 and 46,880, respectively	563,475	553,902
Accumulated other comprehensive loss	(613)	(154)
Accumulated deficit	(390,377)	(383,286)
Total shareholders’ equity	172,485	170,462
Total liabilities and shareholders’ equity	$240,288	$243,705

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Product sales, net	$35,852	$33,627
Other revenue	222	941
Total revenue	36,074	34,568
Cost of product sales	12,622	11,583
Gross profit	23,452	22,985
Research and development	4,860	3,630
Selling, general and administrative	25,865	22,660
Total operating expenses	30,725	26,290
Loss from operations	(7,273)	(3,305)
Other income (expense):
Interest income	88	76
Interest expense	(18)	(1)
Other income	112	84
Total other income	182	159
Loss before income taxes	(7,091)	(3,146)
Income tax expense	—	143
Net loss	$(7,091)	$(3,289)
Net loss per common share:
Basic	$(0.15)	$(0.07)
Diluted	$(0.15)	$(0.07)
Weighted-average common shares outstanding:
Basic	46,985	45,984
Diluted	46,985	45,984

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(7,091)	$(3,289)
Other comprehensive loss:
Unrealized loss on investments	(459)	(61)
Comprehensive loss	$(7,550)	$(3,350)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2021	46,880	$553,902	$(154)	$(383,286)	$170,462
Net loss	—	—	—	(7,091)	(7,091)
Stock-based compensation expense	—	9,531	—	—	9,531
Stock option exercises	125	1,155	—	—	1,155
Shares issued under the Employee Stock Purchase Plan	9	310	—	—	310
Issuance of stock for restricted stock unit vesting	108	—	—	—	—
Restricted stock withheld for employee tax remittance	(41)	(1,423)	—	—	(1,423)
Unrealized loss on investments	—	—	(459)	—	(459)
BALANCE, MARCH 31, 2022	47,081	$563,475	$(613)	$(390,377)	$172,485

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2020	45,804	$510,061	$14	$(375,815)	$134,260
Net loss	—	—	—	(3,289)	(3,289)
Stock-based compensation expense	—	7,019	—	—	7,019
Stock option exercises	359	3,532	—	—	3,532
Shares issued under the Employee Stock Purchase Plan	14	249	—	—	249
Issuance of stock for restricted stock unit vesting	76	—	—	—	—
Restricted stock withheld for employee tax remittance	(28)	(1,501)	—	—	(1,501)
Unrealized loss on investments	—	—	(61)	—	(61)
BALANCE, MARCH 31, 2021	46,225	$519,360	$(47)	$(379,104)	$140,209

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three months ended March 31,
	2022	2021
Operating activities:
Net loss	$(7,091)	$(3,289)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	873	811
Stock-based compensation expense	9,531	7,019
Amortization of premiums and discounts on marketable securities	194	273
Non-cash lease cost	1,076	1,171
Other	4	(20)
Changes in operating assets and liabilities:
Inventory	(1,004)	(966)
Accounts receivable	5,582	5,382
Other current assets	(847)	(320)
Accounts payable	(219)	2,174
Accrued expenses	(3,734)	(1,328)
Operating lease liabilities	(897)	(821)
Net cash provided by operating activities	3,468	10,086
Investing activities:
Purchases of investments	(12,629)	(10,426)
Sales and maturities of investments	5,041	24,955
Expenditures for property and equipment	(3,081)	(2,343)
Net cash (used in) provided by investing activities	(10,669)	12,186
Financing activities:
Net proceeds from common stock issuance	1,465	3,781
Payments on employee’s behalf for taxes related to vesting of restricted stock unit awards	(943)	(1,501)
Other	(19)	(18)
Net cash provided by financing activities	503	2,262
Net (decrease) increase in cash, cash equivalents, and restricted cash	(6,698)	24,534
Cash, cash equivalents, and restricted cash at beginning of period	68,541	33,831
Cash, cash equivalents, and restricted cash at end of period	$61,843	$58,365

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, amounts in thousands)

	Three months ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Non-cash information:
Additions to property and equipment included in accounts payable	317	530
Restricted stock held for employee tax remittance included in accounts payable	480	65

	Three months ended March 31,
	2022	2021
Reconciliation of amounts within the condensed consolidated balance sheets:
Cash and cash equivalents	$55,659	$58,154
Restricted cash	6,184	211
Total cash, cash equivalents, and restricted cash at end of period	$61,843	$58,365

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

MACI is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Epicel is a permanent skin replacement for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (“TBSA”). The Company also holds an exclusive license from MediWound Ltd. (“MediWound”) for North American rights to NexoBrid®, a registration-stage biological orphan product designed for the debridement of severe thermal burns. The Company operates its business primarily in the U.S. in one reportable segment — the research, product development, manufacture and distribution of cellular therapies for use in the treatment of specific diseases.

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

Notwithstanding being an essential business, the Company’s business and operations at times have been adversely impacted by the ongoing effects of the COVID-19 pandemic. For example, as a result of periodic restrictions placed on the performance of elective surgical procedures, Vericel experienced a significant increase in cancellations of scheduled MACI procedures as well as a slowdown in new MACI orders during March and April of 2020. The widespread suspension of surgical procedures impacted the Company’s business and operations during the first and second quarters of 2020. The level and degree of restriction on elective surgeries, on the ability of patients to seek treatment and on U.S. business operations generally fluctuated throughout 2020 as COVID-19 infection rates rose and fell during the summer months and into the autumn. By the first quarter of 2021, the pandemic’s effects on the Company’s MACI business had largely dissipated. During the summer of 2021, however, the pandemic’s direct and ancillary effects again began to cause some disruption to the Company’s MACI business. Following the cessation of COVID-19-related travel restrictions in many parts of the U.S. and the availability of vaccinations in May and June 2021, some MACI patients postponed or delayed treatment. Further, surges of new COVID-19 cases during the second half of 2021 caused by the spread of the “Delta” and “Omicron” variants again caused disruptions to health care networks including restrictions on the performance of elective procedures, the availability of physicians and/or their treatment prioritizations, the level of healthcare facility staffing and, in some instances, the willingness or ability of patients to seek treatment. Consequently, and notwithstanding the widespread distribution of vaccines, these factors contributed to a slowdown of MACI procedures during the third and fourth quarters of 2021 and during the first months of 2022. Although hospitals are now better prepared for subsequent surges in COVID-19 patients, the risk remains that regional or local restrictions could again be placed on the performance of elective surgical procedures if the number of COVID-19 infections in the U.S. were to rise, or if new or existing COVID-19 variants render current vaccine treatments ineffective.

Because Epicel is used almost exclusively in an emergent setting by burn centers and surgeons throughout the country, Epicel revenue and procedure volumes have been less affected by the pandemic. Nevertheless, the number of large burns and burn admissions can be affected by restrictions on human activity resulting from more severe government lockdown orders.

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

The Company continues to manufacture MACI and Epicel and is maintaining a significant safety stock of all key raw materials. Vericel does not expect current supply chain interruptions will impact its ongoing manufacturing operations. With respect to customer delivery, MACI final product has an established shelf life of six (6) days and an established shipping shelf life of three (3) days. Currently, MACI is picked up by courier and shipped by commercial air or ground transportation to customer surgical sites. Epicel final product has an established shelf life of 48 hours and is hand carried to customer hospitals by courier. Transportation is primarily by commercial or charter airline. Although the Company has not experienced material shipping delays or materially increased costs to date, significant disruption of air travel could result in the inability to deliver MACI or Epicel final products to customer sites within appropriate timeframes, which could further adversely impact the Company’s business. At this time, the Company is not aware of COVID-19 related impacts on its distributors, operations or third-party service providers’ ability to manage patient cases. The Company believes it is possible that it could experience variable impacts on our business, should a new resurgence of COVID-19 infections occur in the future.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2022, the Company had an accumulated deficit of $390.4 million and had a net loss of $7.1 million during the three months ended March 31, 2022. The Company had cash and cash equivalents of $55.7 million and investments of $67.7 million as of March 31, 2022. The Company expects that cash from the sales of its products and existing cash, cash equivalents and investments will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these condensed consolidated financial statements. The effects of the COVID-19 pandemic continue to evolve, however. To the extent the U.S. experiences a worsening in COVID-19 infections or the emergence of additional virus variants that result in more serious disease or limit the effectiveness of existing vaccines, subsequent healthcare measures – to include the postponement or cessation of elective and other surgical procedures – may cause the Company to experience a reduction in business and resulting revenue. This, consequently, may result in irrecoverable losses of customers and significantly impact the Company’s long-term liquidity, potentially requiring the Company to engage in layoffs, furloughs and/or reductions in salaries. The Company also may need to access additional capital; however, the Company may not be able to obtain financing on acceptable terms or at all, particularly in light of the impact of COVID-19 on the global economy and financial markets. The terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders.

2. Basis of Presentation

The accompanying condensed consolidated financial statements of Vericel are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenue and expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations.

The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact its business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the COVID-19 pandemic and the actions taken to continue to contain or treat COVID-19, as well as the economic impact on its customers. The Company has made estimates of the impact of the COVID-19 pandemic within these financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates. As of March 31, 2022, the Company has not recorded impairments to investments, inventory, other current assets or long-lived assets as a result of the COVID-19 pandemic.

The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 24, 2022 (“Annual Report”).

Recent Accounting Pronouncements

No new Accounting Standards were adopted during the quarter ended March 31, 2022.

3. Revenue

Revenue Recognition and Net Product Sales

The Company recognizes product revenue from sales of MACI biopsy kits, MACI implants, Epicel grafts and other sources following the five-step model in Accounting Standards Codification 606, Revenue Recognition.

MACI Biopsy Kits

MACI biopsy kits are sold directly to hospitals and ambulatory surgical centers based on contracted rates in an approved contract or sales order. The Company recognizes MACI kit revenue upon delivery of the biopsy kit, at which time the customer (the facility) is in control of the kit. The kit is used by the doctor to provide a sample of cartilage tissue to the Company, which can later be used to manufacture a MACI implant. The ordering of the kit does not obligate the Company to manufacture an implant nor does the receipt of the cartilage tissue by the Company from the customer following biopsy. The customer’s order of an implant is separate from the process of ordering the biopsy kit. Therefore, the sale of the biopsy kit and any subsequent sale of an implant are distinct contracts and are accounted for separately.

MACI Implants

The Company contracts with two specialty pharmacies, Orsini Pharmaceutical Services, Inc. (“Orsini”) and AllCare Plus Pharmacy, Inc. (“AllCare”) to distribute MACI in a manner in which the Company retains the credit and collection risk from the end customer. The Company pays both specialty pharmacies a fee for each patient to whom MACI is dispensed. Both Orsini and AllCare perform collection activities to collect payment from customers. The Company engages a third party to provide services in connection with a patient support program to manage patient cases and to ensure complete and correct billing information is provided to the insurers and hospitals. In addition, the Company also sells MACI directly to DMS Pharmaceutical Group, Inc.(“DMS”) for patients treated at military treatment facilities. The sales directly to DMS are made at a contracted rate.

Prior authorization and confirmation of coverage level by the patient’s private insurance plan, hospital or government payer is a prerequisite to the shipment of product to a patient. The Company recognizes product revenue from sales of all MACI implants upon delivery at which time the customer obtains control of the implant and the claim is billable. The total consideration which the Company expects to collect in exchange for MACI implants (the “Transaction Price”) may be fixed or variable. Direct sales to hospitals or distributors are recorded at a contracted price, and there are typically no forms of variable consideration.

When the Company sells MACI, the patient is responsible for payment; however, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The Company assesses risk and determines a loss percentage by pooling account receivables based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information. This loss percentage was applied to the accounts receivables as of March 31, 2022. The total allowance for uncollectible consideration as of March 31, 2022 and December 31, 2021 was $6.7 million and $7.0 million, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact on the revenue recognized. A 50 basis points change to the estimated uncollectible percentage could result in an approximately $0.3 million decrease or increase in the revenue recognized for the three months ended March 31, 2022.

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

NexoBrid

The Company entered into exclusive license and supply agreements with MediWound in May 2019, under which MediWound will manufacture and supply NexoBrid on a unit price basis, which may be increased pursuant to the terms of the agreements. The U.S. Biomedical Advanced Research and Development Authority (“BARDA”) has committed to procure NexoBrid from MediWound and, as of March 31, 2022, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product. The Company recognizes revenue based on a percentage of gross profits for sales of NexoBrid to BARDA upon delivery, at which time BARDA is in control of the product.

Revenue by Product and Customer

The following table and descriptions below show the products from which the Company generated its revenue:

	Three Months Ended March 31,
Revenue by product (in thousands)	2022	2021
MACI implants and kits
Implants based on contracted rates sold through a specialty pharmacy (a)	$15,190	$13,206
Implants subject to third party reimbursement sold through a specialty pharmacy (b)	3,369	4,280
Implants sold direct based on contracted rates (c)	5,634	4,466
Implants sold direct subject to third-party reimbursement (d)	861	849
Biopsy kits - direct bill	522	519
Change in estimates related to prior periods (e)	419	477
Total MACI implants and kits	25,995	23,797
Epicel
Direct bill (hospital)	9,857	9,830

NexoBrid revenue (f)	222	941
Total revenue	$36,074	$34,568

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

Concentration of Credit Risk

The Company’s total revenue concentration from an Epicel customer for the three months ended March 31, 2022 and 2021 was 8% and 14%, respectively. For the Company’s total accounts receivable balances, there were no customers as of March 31, 2022 or December 31, 2021, with a concentration greater than 10%.

4. Selected Balance Sheet Components

Inventory

Inventory as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Raw materials	$13,264	$12,676
Work-in-process	1,057	644
Finished goods	64	61
Total inventory	$14,385	$13,381

Property and Equipment

Property and Equipment, net as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Machinery and equipment	$4,514	$4,522
Furniture, fixtures and office equipment	1,551	1,551
Computer equipment and software	7,934	7,769
Leasehold improvements	10,616	10,617
Construction in process	4,966	3,097
Financing right-of-use lease	65	74
Total property and equipment, gross	29,646	27,630
Less accumulated depreciation	(15,195)	(14,322)
Total property and equipment, net	$14,451	$13,308

Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.9 million and $0.8 million, respectively.

Accrued Expenses

Accrued Expenses as of March 31, 2022 and December 31, 2021 are as follows:

(In thousands)	March 31, 2022	December 31, 2021
Bonus related compensation	$2,483	$6,305
Employee related accruals	3,112	3,616
Insurance reimbursement-related liabilities	5,111	3,973
Other accrued expenses	87	151
Total accrued expenses	$10,793	$14,045

5. Leases

The Company leases facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. The Ann Arbor facility includes office space, and the Cambridge facilities include clean rooms, laboratories for MACI and Epicel manufacturing, and office space. The Company also leases offsite warehouse space, vehicles and computer equipment.

On January 28, 2022, the Company entered into a Lease Agreement (the “Burlington Lease”) to lease approximately 126,000 square feet of to-be-constructed manufacturing, laboratory and office space in Burlington, Massachusetts (the “Premises”). Once constructed, the Premises will serve as the Company’s new corporate headquarters and primary manufacturing facility.

The term of the Burlington Lease is scheduled to begin 12 months following the landlord’s commencement of construction of the core and shell of the building in which the Premises are located, which is currently expected to be February 28, 2023 (the “Commencement Date”). The Company’s obligation to pay rent for the Premises will begin on the earlier of: 13 months from the Commencement Date; or the date on which the Company first occupies the Premises to conduct operations (the “Rent Commencement Date”). The initial term of the Lease is 144 months following the Rent Commencement Date. The Company has a one-time option to extend the term of the Lease for an additional 10 years, exercisable under certain conditions and at a market rate determined in accordance with the Burlington Lease.

The annual base rent of the Burlington Lease is initially $57 per square foot per year, subject to annual increases of 2.5%. Monthly contractual payments are expected to range from $0.6 million to $0.8 million. Additionally, the Company is responsible for reimbursing the landlord for the Company’s share of the Premises’ property taxes and certain other operating expenses. The Burlington Lease also provides for a tenant improvement allowance from the landlord in an amount equal to $200 per square foot of the Premises, or approximately $25.1 million in total, towards the design and construction of certain tenant improvements made to the Premises, subject to the terms set forth in the Burlington Lease.

The Company is not involved in the initial construction of the core and shell of the building and will record the lease liability and right-of-use asset on its condensed consolidated balance sheet, when the construction is substantially completed and it obtains control of the Premises, which is currently expected to be on or around the Commencement Date.

In January 2022, in connection with the execution of the Burlington Lease, the Company issued a letter of credit collateralized by cash deposits of approximately $6.0 million. Such letter of credit shall be reduced to approximately $4.2 million and $1.8 million at the conclusion of the third and sixth lease years, respectively, provided certain conditions set forth in the Burlington Lease are satisfied.

For the three months ended March 31, 2022 and 2021, lease expense of less than $0.1 million was recorded related to short-term leases. For the three months ended March 31, 2022 and 2021, the Company recognized $1.7 million and $1.9 million, respectively, of operating lease expense. For the three months ended March 31, 2022 and 2021, the Company recognized less than $0.1 million of financing lease expense.

Operating and finance lease assets and liabilities are as follows:

(In thousands)	Classification	March 31, 2022	December 31, 2021
Assets
Operating	Right-of-use assets	$44,653	$45,720
Finance	Property and equipment, net	65	73
Total leased assets		$44,718	$45,793
Liabilities
Current
Operating	Current portion of operating lease liabilities	$3,147	$2,950
Finance	Other current liabilities	41	41
		$3,188	$2,991
Non-current
Operating	Operating lease liabilities	$46,053	$47,147
Finance	Other long-term liabilities	19	44
Total leased liabilities		$46,072	$47,191

6. Stock-Based Compensation

The 2022 Omnibus Incentive Plan (“2022 Plan”) was approved on April 27, 2022, and provides incentives through the grant of stock options, stock appreciation rights, restricted stock awards and restricted stock units. The exercise price of stock options granted under the 2022 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant. The 2022 Plan replaced the 1992 Stock Option Plan, the 2001 Stock Option Plan, the Amended and Restated 2004 Equity

Incentive Plan, the 2009 Second Amended and Restated Omnibus Incentive Plan, the 2017 Omnibus Incentive Plan, and the Amended and Restated 2019 Omnibus Incentive Plan (“Prior Plans”), and no new grants have been granted under the Prior Plans after approval. However, the expiration or forfeiture of options previously granted under the Prior Plans will increase the number of shares available for issuance under the 2022 Plan.

Stock Compensation Expense

Non-cash stock-based compensation expense (service-based stock options, restricted stock units and employee stock purchase plan) is summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of product sales	$1,118	$911
Research and development	1,350	863
Selling, general and administrative	7,063	5,245
Total non-cash stock-based compensation expense	$9,531	$7,019

Service-Based Stock Options

During the three months ended March 31, 2022 and 2021, the Company granted service-based options to purchase common stock of 993,589 and 1,337,955, respectively. The weighted-average grant-date fair value of service-based options granted during the three months ended March 31, 2022 and 2021 was $20.99 and $32.02 per option, respectively.

Restricted Stock Units

During the three months ended March 31, 2022 and 2021, the Company granted 343,022 and 214,113 restricted stock units, respectively. The weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2022 and 2021 was $34.97 and $50.81 per unit, respectively.

7. Investments

Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of March 31, 2022 and December 31, 2021:

	March 31, 2022
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$15,241	$—	$(38)	$—	$15,203
Corporate notes	53,063	—	(575)	—	52,488
	$68,304	$—	$(613)	$—	$67,691
Classified as:
Short-term investments					$44,888
Long-term investments					22,803
					$67,691

	December 31, 2021
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$10,243	$—	$(12)	$—	$10,231
Corporate notes	50,666	—	(142)	—	50,524
	$60,909	$—	$(154)	$—	$60,755
Classified as:
Short-term investments					$35,068
Long-term investments					25,687
					$60,755

As of March 31, 2022 and December 31, 2021, all marketable securities held by the Company had remaining contractual maturities of three years or less. There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2022 and 2021.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper and corporate notes are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. There were no transfers into or out of Level 3 from December 31, 2021 to March 31, 2022.

The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2022				December 31, 2021
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,884	$1,884	$—	$—	$1,258	$1,258	$—	$—
Commercial paper (a)	15,203	—	15,203	—	18,229	—	18,229	—
Corporate notes	52,488	—	52,488	—	50,524	—	50,524	—
	$69,575	$1,884	$67,691	$—	$70,011	$1,258	$68,753	$—

(a) Approximately $8.0 million of commercial paper had an original maturity of 90 days or less and was recorded as a cash equivalent as of December 31, 2021.

The fair values of the cash equivalents and marketable securities are based on observable market prices. The Company’s accounts receivables, accounts payable and accrued expenses are valued at cost which approximates fair value.

9.  Net Loss Per Common Share

A summary of net loss per common share is presented below:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2022	2021
Net loss	$(7,091)	$(3,289)

Basic weighted-average common shares outstanding	46,985	45,984
Effect of dilutive stock options and restricted stock units	—	—
Diluted weighted-average common shares outstanding	46,985	45,984

Basic loss per common share	$(0.15)	$(0.07)
Diluted loss per common share	$(0.15)	$(0.07)

Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	6,479	6,183
Restricted stock units	625	406

10. NexoBrid License and Supply Agreements

On May 6, 2019, the Company entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid and any improvements to NexoBrid in North America. NexoBrid is a topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns. On June 29, 2021, the Company announced that MediWound had received a complete response letter from the U.S. Food & Drug Administration (“FDA”) with respect to a biologics license application (“BLA”), which MediWound had previously submitted to the FDA seeking marketing approval for the product in the U.S. As part of the complete response letter, the FDA communicated to MediWound that it had completed its review of the BLA, as amended, and had determined that it cannot approve the BLA in its present form. The Company continues to work with MediWound, BARDA and the FDA to address the issues identified in the agency’s complete response letter, to prepare and submit a BLA resubmission to the FDA and to seek the potential approval of NexoBrid.

Pursuant to the terms of the license agreement, if the BLA is approved, MediWound will transfer the BLA to Vericel and Vericel will market NexoBrid in the U.S. Both MediWound and Vericel, under the supervision of a Central Steering Committee comprised of members of both companies will continue to guide the development of NexoBrid in North America (the “Central Steering Committee”). NexoBrid is approved in the European Union (“EU”) and other international markets and has been designated as an orphan biologic in the U.S., EU and other international markets.

In May 2019, the Company paid MediWound $17.5 million in consideration for the license, which was recorded as research and development expense during 2019. The Company is also obligated to pay MediWound $7.5 million, which is contingent upon U.S. regulatory approval of the BLA for NexoBrid and up to $125.0 million contingent upon meeting certain sales milestones. The first sales milestone of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to it in North America exceed $75.0 million. As of March 31, 2022, the milestone payments are not yet probable and therefore, not recorded as a liability. The Company also will pay MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions. The Company also entered into a supply agreement with MediWound under which MediWound will manufacture NexoBrid for the Company on a unit price basis which may be increased based on a published index. MediWound is obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. After the exclusivity period or upon supply failure, the Company will be permitted to establish an alternate source of supply.

BARDA has committed to procure NexoBrid directly from MediWound under an emergency use authorization, and under such commitment the Company will receive a percentage of gross profit for sales directly to BARDA. If BARDA procures NexoBrid directly from Vericel, the Company will pay a percentage of gross profits to MediWound on initial committed amounts and a royalty on any additional BARDA purchases of NexoBrid beyond the initial committed amount. As of March 31, 2022, the Company does not hold a direct contract or distribution agreement with BARDA.

11. Commitments and Contingencies

From time to time, the Company could be a party to various legal proceedings arising in the ordinary course of business. The costs and outcome of litigation, regulatory, investigatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company and could have a material adverse effect on the Company’s results of operations or financial condition. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. If a matter is both probable to result in material liability and the amount of loss can be reasonably estimated, the Company estimates and discloses the possible material loss or range of loss. If such loss is not probable or cannot be reasonably estimated, a liability is not recorded in its condensed consolidated financial statements.

As of March 31, 2022, the Company has no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vericel Corporation is a fully-integrated, commercial-stage biopharmaceutical company and a leader in advanced therapies and for sports medicine and severe burn care markets. We currently market two U.S. Food and Drug Administration (“FDA”) approved autologous cell therapy products in the U.S. MACI® is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Epicel® is a permanent skin replacement Humanitarian Use Device (“HUD”) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (“TBSA”). We also hold an exclusive license from MediWound for North American rights to NexoBrid®, a registration-stage biological orphan product designed for the debridement of severe thermal burns. In 2020, MediWound submitted to the FDA a biologics license application (“BLA”) seeking the approval of NexoBrid for eschar removal (debridement) in adults with deep partial-thickness and/or full-thickness thermal burns. The FDA accepted the BLA for filing and assigned a Prescription Drug User Fee Act (“PDUFA”) target date of June 29, 2021. Thereafter, on June 29, 2021, MediWound received a complete response letter from the FDA regarding the BLA through which the FDA communicated to MediWound that it had completed its review of the BLA, as amended, and had determined that it could not approve the BLA in its present form. We continue to work with MediWound, BARDA and the FDA to address the issues identified by the FDA, to prepare and submit a BLA resubmission to the FDA, and to seek the potential approval of NexoBrid.

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

Notwithstanding being an essential business, our business and operations at times have been adversely impacted by the ongoing effects of the COVID-19 pandemic. For example, as a result of periodic restrictions placed on the performance of elective surgical procedures, Vericel experienced a significant increase in cancellations of scheduled MACI procedures as well as a slowdown in new MACI orders during March and April of 2020. The widespread suspension of surgical procedures impacted our business and operations during the first and second quarters of 2020. The level and degree of restriction on elective surgeries, on the ability of patients to seek treatment and on U.S. business operations generally fluctuated throughout 2020 as COVID-19 infection rates rose and fell during the summer months and into the autumn. By the first quarter of 2021, the pandemic’s effects on our MACI business had largely dissipated. During the summer of 2021, however, the pandemic’s direct and ancillary effects again began to cause some disruption to our MACI business. Following the cessation of COVID-19-related travel restrictions in many parts of the U.S. and the availability of vaccinations in May and June 2021, some MACI patients postponed or delayed treatment. Further, surges of new COVID-19 cases during the second half of 2021 caused by the spread of the “Delta” and “Omicron” variants again caused disruptions to health care networks including restrictions on the performance of elective surgical procedures, the availability of physicians and/or their treatment prioritizations, the level of healthcare facility staffing and, in some instances, the willingness or ability of patients to seek treatment. Consequently, and notwithstanding the widespread distribution of vaccines, these factors contributed to a slowdown of MACI procedures during the third and fourth quarters of 2021 and during the first months of 2022. Although hospitals are now better prepared for subsequent surges in COVID-19 patients, the risk remains that regional or local restrictions could again be placed on the performance of elective surgical procedures if the number of COVID-19 infections in the U.S. were to continue to rise, or if new or existing COVID-19 variants render current vaccine treatments ineffective.

Because Epicel is used almost exclusively in an emergent setting by burn centers and surgeons throughout the country, Epicel revenue and procedure volumes have been less affected by the pandemic. Nevertheless, the number of large burns and burn admissions can be affected by restrictions on human activity resulting from more severe government lockdown orders.

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

We continue to manufacture MACI and Epicel and are maintaining a significant safety stock of all key raw materials. We do not expect current supply chain interruptions will impact our ongoing manufacturing operations. With respect to customer delivery, MACI final product has an established shelf life of six (6) days and an established shipping shelf life of three (3) days. Currently, MACI is picked up by courier and shipped by commercial air or ground transportation to customer surgical sites. Epicel final product has an established shelf life of 48 hours and is hand-carried to customer hospitals by courier. Transportation is primarily by commercial or charter airline. Although we have not experienced material shipping delays or materially-increased costs to date, significant disruption of air travel could result in the inability to deliver MACI or Epicel final products to customer sites within appropriate timeframes, which could further adversely impact our business. At this time, we are not aware of COVID-19-related impacts on our distributors, operations or third-party service providers’ ability to manage patient cases.

We believe it is possible that we could continue to experience variable impacts on our business, should a new resurgence of COVID-19 infections occur in the future. Measures taken to limit the impact of COVID-19 at the international, national and local levels, including the availability and effectiveness of COVID-19 vaccines, shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, may again create significant negative economic impacts on a global basis. Given that uncertainty, we cannot accurately estimate the extent to which the ongoing COVID-19 pandemic may continue to impact utilization and revenue of our products in 2022 and beyond.

Manufacturing

We have a cell manufacturing facility in Cambridge, Massachusetts which is used for U.S. manufacturing and distribution of MACI and Epicel.

Product Portfolio

Our marketed products include two FDA-approved autologous cell therapies: MACI, a third-generation autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults, and Epicel, a permanent skin replacement for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of TBSA. Both products are currently marketed in the U.S. In addition, we have entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America, if approved by the FDA.

MACI

MACI is a third-generation autologous chondrocyte implantation (“ACI”) product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults.

Our target audience of U.S. physicians is approximately 5,000 orthopedic surgeons and is divided into two segments: a group of orthopedic surgeons who self-identify and/or have a formal specialty as sports medicine physicians, and a subpopulation of general orthopedic surgeons who perform a high volume of cartilage repair procedures. As of the date of this report, we have 76 MACI sales representatives to enable the sales force to reach our target audience. Most private payers have a medical policy that covers treatment with MACI with the top 30 largest commercial payers having a formal medical policy for MACI or ACI in general. With respect to private commercial payers that have not yet approved a medical policy for MACI, we often obtain approval on a case-by-case basis.

Epicel

Epicel is a permanent skin replacement for deep-dermal or full-thickness burns greater than or equal to 30 percent of TBSA. Epicel is regulated by the Center for Biologics Evaluation and Research (“CBER”) of the FDA under medical device authorities, and is the only FDA-approved cultured epidermal autograft product available for large total surface area burns. Epicel was designated as a HUD in 1998 and an HDE application for the product was submitted in 1999. HUDs are devices that are intended for diseases or conditions that affect fewer than 8,000 individuals annually in the U.S. Under an HDE approval, a HUD cannot be sold for an amount that exceeds the cost of research and development, fabrication and distribution unless certain conditions are met. A HUD is eligible to be sold for profit after receiving HDE approval if the device meets certain eligibility criteria, including where the device is intended for the treatment of a disease or condition that occurs in pediatric patients and such device is labeled for use in pediatric patients. If the FDA determines that a HUD meets the eligibility criteria, the HUD is permitted to be sold for profit so long as the number of devices distributed in any calendar year does not exceed the Annual Distribution Number (“ADN”). The ADN is defined as the number of devices reasonably needed to treat a population of 8,000 individuals per year in the U.S.

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

NexoBrid

Our development portfolio includes NexoBrid, a registration-stage, topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns. We have entered into exclusive license and supply agreement with MediWound to commercialize NexoBrid and any improvements to the product in North America, if approved. On June 29, 2021, the Company announced that MediWound had received a complete response letter from the FDA with respect to BLA, which MediWound had previously submitted to the FDA seeking marketing approval for the product in the U.S. As part of the complete response letter, the FDA communicated to MediWound that it had completed its review of the BLA, as amended, and had determined that it cannot approve the BLA in its present form. We continue to work with MediWound, BARDA and the FDA to address the issues identified in the agency’s complete response letter, to prepare and submit a BLA resubmission to the FDA and to seek the potential approval of NexoBrid.

NexoBrid is approved in the European Union (“EU”) and other international markets and has been designated as an orphan biologic in the U.S., EU and other international markets. Pursuant to the terms of our existing license agreement, if the BLA is approved, MediWound will transfer the BLA to us and we will market NexoBrid in the U.S. Both MediWound and Vericel, under the supervision of a Central Steering Committee comprised of members of both companies will continue to guide development of NexoBrid in North America. Under our license agreement with MediWound, NexoBrid is being manufactured for BARDA prior to approval by the FDA under an emergency use authorization.

Results of Operations

The following is a summary of our condensed consolidated results of operations:

	Three Months Ended March 31,
(In thousands)	2022	2021	Change $	Change %
Total revenue	$36,074	$34,568	$1,506	4.4%
Cost of product sales	12,622	11,583	1,039	9.0%
Gross profit	23,452	22,985	467	2.0%
Research and development	4,860	3,630	1,230	33.9%
Selling, general and administrative	25,865	22,660	3,205	14.1%
Total operating expenses	30,725	26,290	4,435	16.9%
Loss from operations	(7,273)	(3,305)	(3,968)	120.1%
Total other income	182	159	23	14.5%
Income tax expense	—	143	(143)	(100.0)%
Net loss	$(7,091)	$(3,289)	$(3,802)	115.6%

Comparison of the Periods Ended March 31, 2022 and 2021

Total Revenue

Revenue by product for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
Revenue by product (In thousands)	2022	2021	Change $	Change %
MACI	$25,995	$23,797	$2,198	9.2%
Epicel	9,857	9,830	27	0.3%
NexoBrid	222	941	(719)	(76.4)%
Total Revenue	$36,074	$34,568	$1,506	4.4%

Total revenue increase for the three months ended March 31, 2022 compared to the same period in 2021, was driven by MACI volume and price growth, partially offset by lower revenues associated with the delivery of NexoBrid to BARDA for emergency response preparedness.

Seasonality. The effects of the ongoing COVID-19 pandemic have disrupted the normal seasonality of our MACI business at times over the past twenty-five months. These effects have included, among others, periodic restrictions on the performance of elective surgical procedures throughout the country, the unavailability of physicians and/or changes to their treatment prioritizations, reductions in the levels of healthcare facility staffing and, in certain instances, the willingness or ability of patients to seek treatment and the inability of our clinical account specialists to call on surgeon customers. Over the last five years, ACI (MACI and Carticel prior to replacement) sales volumes from the first through the fourth quarter on average represented 19% (16%-21% range), 22% (16%-25% range), 23% (21%-26% range) and 36% (33%-38% range) respectively, of total annual volumes. MACI orders are normally stronger in the fourth quarter due to several factors including the satisfaction by patients of insurance deductible limits and the time of year patients prefer to start rehabilitation. Because of the effects of the COVID-19 pandemic, the MACI business seasonality in 2021 and 2020 did not follow our historical patterns, and seasonality in 2022 could continue to be impacted by COVID-19 related factors. Due to the low incidence and variable occurrence of severe burns, Epicel revenue has inherent variability from quarter-to-quarter and does not exhibit significant seasonality.

Gross Profit

Gross profit increased for the three months ended March 31, 2022 compared to the same period in 2021, as revenue growth more than offset increases in stock compensation and offsite storage costs as well as a reduction of NexoBrid revenue which has no associated cost of product sales.

Research and Development Expenses

The following table summarizes research and development expenses, which include license fees, materials, professional fees and an allocation of employee-related salary and fringe benefit costs for our research and development projects:

	Three Months Ended March 31,
(In thousands)	2022	2021	Change $	Change %
MACI	$2,989	$1,888	$1,101	58.3%
Epicel	1,220	934	286	30.6%
NexoBrid	651	808	(157)	(19.4)%
Total research and development expenses	$4,860	$3,630	$1,230	33.9%

Research and development expenses for the three months ended March 31, 2022 were $4.9 million, compared to $3.6 million for the same period in 2021. Research and development costs continue to be centered around process development, regulatory and medical affairs for MACI and Epicel. The increase is primarily due to an increase of $0.5 million in stock-based compensation expense and additional spend on instrument design for Arthroscopic MACI delivery.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2022 were $25.9 million compared to $22.7 million for the same period in 2021. The increase in selling, general and administrative expenses was primarily due to an increase of $1.8 million in stock-based compensation expenses in addition to an increase in professional services, employee related expenses and depreciation.

Total Other Income (Expense)

The change in other income (expense) for the three months ended March 31, 2022, compared to the same period in 2021 was due primarily to fluctuations in the rates of return on our investments in various marketable debt securities.

Income Tax Expense

For the three months ended March 31, 2021 income tax expense of $0.1 million was recorded, and no expense for income taxes was recognized for the same period in 2022.

Stock-Based Compensation Expense

Non-cash stock-based compensation expense is summarized in the following table:

	Three Months Ended March 31,
(In thousands)	2022	2021	Change $	Change %
Cost of product sales	$1,118	$911	$207	22.7%
Research and development	1,350	863	487	56.4%
Selling, general and administrative	7,063	5,245	1,818	34.7%
Total non-cash stock-based compensation expense	$9,531	$7,019	$2,512	35.8%

The increase in stock-based compensation expense for the three months ended March 31, 2022 compared to the same period in 2021, was due primarily to fluctuations in stock prices which impact the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Liquidity and Capital Resources

Since our acquisition of MACI and Epicel in 2014, our primary focus has been to invest in our existing commercial business with the goal of growing revenue. We have raised significant funds in order to complete our product development programs and to market and commercialize our products, including NexoBrid. To date, we have financed our operations primarily through cash received through Epicel and MACI sales, debt and public and private sales of our equity securities. We generated $3.5 million in operating cash flows during the three months ended March 31, 2022, and we may finance our operations through the sales of equity securities or debt financings.

We believe that our current cash on hand, cash equivalents and investments will be sufficient to support our current operations through at least 12 months from the issuance of these condensed consolidated financial statements. However, the continuing effects of the ongoing COVID-19 pandemic continue to evolve and may adversely impact our business and operations.

At March 31, 2022, we were not party to any off-balance sheet arrangements.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$3,468	$10,086
Net cash (used in) provided by investing activities	(10,669)	12,186
Net cash provided by financing activities	503	2,262
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(6,698)	$24,534

Net Cash Provided by Operating Activities

Our cash, cash equivalents and restricted cash totaled $61.8 million, short-term investments totaled $44.9 million and long-term investments totaled $22.8 million as of March 31, 2022. The $3.5 million of cash provided by operations during the three months ended March 31, 2022 was primarily the result of non-cash charges of $9.5 million related to stock-based compensation expense, $1.1 million of operating lease amortization and $0.9 million in depreciation and amortization expense, offset by a net loss of $7.1 million and a net decrease of $1.1 million related to movements in our working capital accounts. The overall decrease in cash from our working capital accounts was primarily driven by a decrease in accounts payable and accrued expenses due to timing of payments, an increase in inventory due to increased production needs, offset by a decrease in accounts receivable due to a decrease in sales volume compared to the previous sequential quarter.

Our cash, cash equivalents and restricted cash totaled $58.4 million, short-term investments totaled $25.4 million and long-term investments totaled $26.0 million as of March 31, 2021. The $10.1 million of cash provided by operations during the three months ended March 31, 2021 was primarily the result of non-cash charges of $7.0 million related to stock-based compensation expense, $1.2 million of operating lease amortization, $0.8 million in depreciation and amortization expense, offset by a net loss of $3.3 million and a net increase of $4.1 million related to movements in our working capital accounts. The overall increase in cash from our working capital accounts was primarily driven by an decrease in accounts receivable due to a decrease in sales volume compared to the previous sequential quarter, a net increase of accounts payable and accrued expenses due to timing of payments and a decrease in inventory due to decreased production needs.

Net Cash (Used In) Provided by Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 was the result of $12.6 million in investment purchases and $3.1 million of property and equipment purchases primarily for manufacturing upgrades and leasehold improvements, offset by $5.0 million of investment sales and maturities.

Net cash provided by investing activities during the three months ended March 31, 2021 was the result of $25.0 million of investment sales and maturities, offset by $10.4 million in investments purchases and equipment purchases of $2.3 million, primarily for manufacturing upgrades and leasehold improvements.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 was the result of net proceeds from the exercise of stock options and the employee stock purchase plan of $1.5 million partially offset by payments of employee withholding taxes related to the vesting of restricted stock units of $0.9 million.

Net cash provided by financing activities during the three months ended March 31, 2021 was primarily the result of net proceeds from the exercise of stock options of $3.8 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $1.5 million.

Sources of Capital

On August 27, 2021, we entered into a Sales Agreement with SVB Leerink LLC, as sales agent (“SVB Leerink”), pursuant to which we may offer and sell up to $200.0 million of shares of our common stock, no par value per share (“ATM Shares”). The ATM Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to an automatically effective shelf registration statement on Form S-3ASR (File No. 333-259119) filed by us on August 27, 2021, which expires three years from the filing date. We also filed a prospectus supplement relating to the offering and sale of the ATM Shares on August 27, 2021. We are not obligated to make any sales of ATM Shares, and SVB Leerink is not required to sell any specific number or dollar amount of the ATM Shares under the Sales Agreement. As of March 31, 2022, we have sold no shares pursuant to the Sales Agreement.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth in the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes, outside of the ordinary course of business, to our contractual obligations and commitments since December 31, 2021, except as discussed in Note 5, “Leases” in the accompanying condensed consolidated financial statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, expenses, and related disclosures. Actual results may differ materially from these estimates under different assumptions and conditions.

There have been no material changes to our critical accounting policies and estimates in the three months ended March 31, 2022. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2021.

Cautionary Note Regarding Forward-Looking Statements

This report, including the documents incorporated by reference herein, contains certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “projects,” “trends,” “opportunity,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “target,” “achieve,” “continuing,” “ongoing,” and similar words or phrases, or future or conditional verbs such as “would,” “should,” “could,” “may,” or similar expressions. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in our Annual Report under “Part I, Item 1A Risk Factors.”

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
•reimbursement for our products;
•the timing of a response to the FDA’s complete response letter regarding the NexoBrid BLA;
•the timing of the FDA’s review of any resubmission of the NexoBrid BLA;
•expectations regarding approval by the FDA of the NexoBrid BLA;
•product development and marketing plans;
•features and successes of our therapies;
•clinical trial plans, including publication thereof;
•the effects of the ongoing COVID-19 pandemic on our business, including economic slowdowns or recessions, impact to our operations or to the healthcare industry generally, which could reduce demand for our products;
•anticipation of future losses;
•replacement of manufacturing sources;
•commercialization plans; or
•revenue expectations and operating results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposures to market risk have not changed materially since December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of March 31, 2022, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

We are currently not party to any material legal proceedings, although from time to time we may become involved in disputes in connection with the operation of our business.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely affect the Company’s business, financial condition, results of operations or cash flows.

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

3.2
Certificate of Amendment to Restated Articles of Incorporation of the Company, dated February 9, 2010, filed as Exhibit 3.2 to the Company’s Post-Effective Amendment No. 1 to Form S-1 filed on March 31, 2010, incorporated herein by reference.

3.3
Certificate of Amendment to Restated Articles of Incorporation of the Company, dated March 22, 2011, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 25, 2011, incorporated herein by reference.

3.4
Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 21, 2014, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2014, incorporated herein by reference.

3.5	Bylaws, as amended, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010, incorporated herein by reference.

10.1*†	Lease Agreement, dated January 28, 2022, by and between the Company and NBD Property Owner 2, L.P.

10.2*	Form of Current Employee Incentive Stock Option Agreement under the 2019 Omnibus Incentive Plan (amended February 15, 2022).

10.3*	Form of New Hire Incentive Stock Option Award Agreement under the 2019 Omnibus Incentive Plan (amended February 15, 2022).

10.4*	Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the 2019 Omnibus Incentive Plan (amended February 15, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

# Management contract or compensatory plan or arrangement covering executive officers or directors of Vericel.
* Filed herewith.
† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2022

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOSEPH A. MARA
Joseph A. Mara
Chief Financial Officer
(Principal Financial Officer)