Form 10-Q
period 2022-06-30
Vericel Corp
filed 2022-08-03
CIK 887359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2022
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

As of July 29, 2022, 47,177,974 shares of Common Stock, no par value per share, were outstanding.

VERICEL CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$56,054	$68,330
Short-term investments	44,638	35,068
Accounts receivable (net of allowance for doubtful accounts of $40 and $40, respectively)	33,664	37,437
Inventory	15,929	13,381
Other current assets	4,809	4,246
Total current assets	155,094	158,462
Property and equipment, net	15,919	13,308
Restricted cash	6,184	211
Right-of-use assets	43,583	45,720
Long-term investments	23,718	25,687
Other long-term assets	317	317
Total assets	$244,815	$243,705
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,684	$9,016
Accrued expenses	12,133	14,045
Current portion of operating lease liabilities	3,156	2,950
Other current liabilities	41	41
Total current liabilities	25,014	26,052
Operating lease liabilities	44,964	47,147
Other long-term liabilities	21	44
Total liabilities	69,999	73,243
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding 47,141 and 46,880, respectively	575,011	553,902
Accumulated other comprehensive loss	(855)	(154)
Accumulated deficit	(399,340)	(383,286)
Total shareholders’ equity	174,816	170,462
Total liabilities and shareholders’ equity	$244,815	$243,705

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product sales, net	$36,826	$38,680	$72,678	$72,307
Other revenue	220	839	442	1,780
Total revenue	37,046	39,519	73,120	74,087
Cost of product sales	14,192	12,609	26,814	24,192
Gross profit	22,854	26,910	46,306	49,895
Research and development	4,792	4,449	9,652	8,079
Selling, general and administrative	27,144	26,190	53,009	48,850
Total operating expenses	31,936	30,639	62,661	56,929
Loss from operations	(9,082)	(3,729)	(16,355)	(7,034)
Other income (expense):
Interest income	148	43	236	119
Interest expense	(20)	(1)	(38)	(2)
Other income (expense)	(9)	(27)	103	57
Total other income	119	15	301	174
Loss before income taxes	(8,963)	(3,714)	(16,054)	(6,860)
Income tax expense	—	72	—	215
Net loss	$(8,963)	$(3,786)	$(16,054)	$(7,075)
Net loss per common share:
Basic	$(0.19)	$(0.08)	$(0.34)	$(0.15)
Diluted	$(0.19)	$(0.08)	$(0.34)	$(0.15)
Weighted-average common shares outstanding:
Basic	47,117	46,403	47,052	46,195
Diluted	47,117	46,403	47,052	46,195

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(8,963)	$(3,786)	$(16,054)	$(7,075)
Other comprehensive loss:
Unrealized (loss) gain on investments	(242)	24	(701)	(37)
Comprehensive loss	$(9,205)	$(3,762)	$(16,755)	$(7,112)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2021	46,880	$553,902	$(154)	$(383,286)	$170,462
Net loss	—	—	—	(7,091)	(7,091)
Stock-based compensation expense	—	9,531	—	—	9,531
Stock option exercises	125	1,155	—	—	1,155
Shares issued under the Employee Stock Purchase Plan	9	310	—	—	310
Issuance of stock for restricted stock unit vesting	108	—	—	—	—
Restricted stock withheld for employee tax remittance	(41)	(1,423)	—	—	(1,423)
Unrealized loss on investments	—	—	(459)	—	(459)
BALANCE, MARCH 31, 2022	47,081	$563,475	$(613)	$(390,377)	$172,485
Net loss	—	—	—	(8,963)	(8,963)
Stock-based compensation expense	—	10,808	—	—	10,808
Stock option exercises	32	428	—	—	428
Shares issued under the Employee Stock Purchase Plan	10	318	—	—	318
Issuance of stock for restricted stock unit vesting	19	—	—	—	—
Restricted stock withheld for employee tax remittance	(1)	(18)	—	—	(18)
Unrealized loss on investments	—	—	(242)	—	(242)
BALANCE, JUNE 30, 2022	47,141	$575,011	$(855)	$(399,340)	$174,816

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2020	45,804	$510,061	$14	$(375,815)	$134,260
Net loss	—	—	—	(3,289)	(3,289)
Stock-based compensation expense	—	7,019	—	—	7,019
Stock option exercises	359	3532	—	—	3,532
Shares issued under the Employee Stock Purchase Plan	14	249	—	—	249
Issuance of stock for restricted stock unit vesting	76	—	—	—	—
Restricted stock withheld for employee tax remittance	(28)	(1,501)	—	—	(1,501)
Unrealized loss on investments	—	—	(61)	—	(61)
BALANCE, MARCH 31, 2021	46,225	$519,360	$(47)	$(379,104)	$140,209
Net loss	—	—	—	(3,786)	(3,786)
Stock-based compensation expense	—	10,866	—	—	10,866
Stock option exercises	330	3,531	—	—	3,531
Shares issued under the Employee Stock Purchase Plan	13	309	—	—	309
Issuance of stock for restricted stock unit vesting	12	—	—	—	—
Restricted stock withheld for employee tax remittance	(1)	(61)	—	—	(61)
Unrealized gain on investments	—	—	24	—	24
BALANCE, JUNE 30, 2021	46,579	$534,005	$(23)	$(382,890)	$151,092

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(16,054)	$(7,075)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	1,928	1,506
Stock-based compensation expense	20,339	17,885
Amortization of premiums and discounts on marketable securities	302	505
Non-cash lease cost	2,155	2,325
Other	16	5
Changes in operating assets and liabilities:
Inventory	(2,548)	(3,603)
Accounts receivable	3,773	2,772
Other current assets	(563)	1,039
Accounts payable	1,152	1,356
Accrued expenses	(1,912)	(216)
Operating lease liabilities	(1,977)	(1,644)
Net cash provided by operating activities	6,611	14,855
Investing activities:
Purchases of investments	(34,948)	(30,951)
Sales and maturities of investments	26,344	32,655
Expenditures for property and equipment	(5,062)	(4,461)
Net cash used in investing activities	(13,666)	(2,757)
Financing activities:
Net proceeds from common stock issuance	2,211	7,621
Payments on employee’s behalf for taxes related to vesting of restricted stock unit awards	(1,441)	(1,562)
Other	(18)	(16)
Net cash provided by financing activities	752	6,043
Net (decrease) increase in cash, cash equivalents, and restricted cash	(6,303)	18,141
Cash, cash equivalents, and restricted cash at beginning of period	68,541	33,831
Cash, cash equivalents, and restricted cash at end of period	$62,238	$51,972

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Non-cash information:
Additions to property and equipment included in accounts payable	869	630
Restricted stock held for employee tax remittance included in accounts payable	—	61

	Six Months Ended June 30,
	2022	2021
Reconciliation of amounts within the condensed consolidated balance sheets:
Cash and cash equivalents	$56,054	$51,761
Restricted cash	6,184	211
Total cash, cash equivalents, and restricted cash at end of period	$62,238	$51,972

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

COVID-19

The ongoing pandemic caused by the spread of a novel strain of coronavirus (“COVID-19”) has created significant disruptions to the U.S. and global economy and has contributed to significant volatility in financial markets. The global impact of the outbreak has fluctuated since early 2020. At times, many state, local and national governments – including those in Massachusetts and Michigan, where the Company’s operations are located – have responded by issuing, extending and supplementing orders requiring quarantines, restrictions on travel, and the mandatory closure of certain non-essential businesses, among other actions. Because Vericel is deemed an essential business, the Company has been exempted from government orders requiring the closure of workplaces and the cessation of business operations. The vast majority of these restrictions have since been rescinded throughout most of the U.S.

Notwithstanding being an essential business, the Company’s business and operations at times have been adversely impacted by the ongoing effects of the COVID-19 pandemic. For example, as a result of periodic restrictions placed on the performance of elective surgical procedures, Vericel experienced a significant increase in cancellations of scheduled MACI procedures as well as a slowdown in new MACI orders during March and April of 2020. The widespread suspension of surgical procedures impacted the Company’s business and operations during the first and second quarters of 2020. The level and degree of restriction on elective surgeries, on the ability of patients to seek treatment and on U.S. business operations generally fluctuated throughout 2020 as COVID-19 infection rates rose and fell during the summer months and into the autumn. By the first quarter of 2021, the pandemic’s effects on the Company’s MACI business had largely dissipated. During the summer of 2021, however, the pandemic’s direct and ancillary effects again began to cause some disruption to the Company’s MACI business. Following the cessation of COVID-19-related travel restrictions in many parts of the U.S. and the availability of vaccinations in May and June 2021, some MACI patients postponed or delayed treatment. Further, surges of new COVID-19 cases during the second half of 2021 caused by the spread of the “Delta” and “Omicron” variants again caused disruptions to health care networks including restrictions on the performance of elective procedures, the availability of physicians and/or their treatment prioritizations, the level of healthcare facility staffing and, in some instances, the willingness or ability of patients to seek treatment. Consequently, and notwithstanding the widespread distribution of vaccines, these factors contributed to a slowdown of MACI procedures during the third and fourth quarters of 2021 and during the first and second quarters of 2022. Although hospitals are now better prepared for subsequent surges in COVID-19 patients, the risk remains that regional or local restrictions could again be placed on the performance of elective surgical procedures if the number of COVID-19 infections in the U.S. were to rise, or if new or existing COVID-19 variants render current vaccine treatments ineffective.

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

The Company continues to manufacture MACI and Epicel and is maintaining a significant safety stock of all key raw materials. Vericel does not expect that current supply chain interruptions will impact its ongoing manufacturing operations. With respect to customer delivery, MACI final product has an established shelf life of six (6) days and an established shipping shelf life of three (3) days. Currently, MACI is picked up by courier and shipped by commercial air or ground transportation to customer surgical sites. Epicel final product has an established shelf life of 48 hours and is hand carried to customer hospitals by courier. Transportation is primarily by commercial or charter airline. Although the Company has not experienced material shipping delays, significant disruption of air travel could result in the inability to deliver MACI or Epicel final products to customer sites within appropriate timeframes, which could further adversely impact the Company’s business. At this time, the Company is not aware of COVID-19 related impacts on its distributors, operations or third-party service providers’ ability to manage patient cases. The Company believes it is possible that it could experience variable business impacts, should a new resurgence of COVID-19 infections occur in the future.

The Conflict in Ukraine

The current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are creating substantial uncertainty in the global economy and resulting in heightened inflation and supply chain disruptions. While the Company does not have operations in Russia or Ukraine and does not have exposure to distributors, or third-party service providers in Russia or Ukraine, it is unable to predict the impact that these actions will have on the global economy or on its financial condition, results of operations, and cash flows as of the date of these unaudited condensed consolidated financial statements.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2022, the Company had an accumulated deficit of $399.3 million and had a net loss of $16.1 million during the six months ended June 30, 2022. The Company had cash and cash equivalents of $56.1 million and investments of $68.4 million as of June 30, 2022. The Company expects that cash from the sales of its products and existing cash, cash equivalents and investments will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these condensed consolidated financial statements. The effects of the COVID-19 pandemic continue to evolve, however. To the extent the U.S. experiences a worsening in COVID-19 infections or the emergence of additional virus variants that result in more serious disease or limit the effectiveness of existing vaccines, subsequent healthcare measures – to include the postponement or cessation of elective and other surgical procedures – may cause the Company to experience a reduction in business and resulting revenue. This, consequently, may result in irrecoverable losses of customers and significantly impact the Company’s long-term liquidity, potentially requiring the Company to engage in layoffs, furloughs and/or reductions in salaries. The Company also may need to access additional capital; however, the Company may not be able to obtain financing on acceptable terms or at all, particularly in light of the impact of COVID-19 on the global economy and financial markets. The terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders.

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

The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the COVID-19 pandemic and the actions taken to continue to contain or treat COVID-19, as well as the economic impact on its customers. The Company has made estimates of the impact of the COVID-19 pandemic within these financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates. As of June 30, 2022, the Company has not recorded impairments to investments, inventory, other current assets or long-lived assets as a result of the COVID-19 pandemic.

The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 24, 2022 (“Annual Report”).

Recent Accounting Pronouncements

No new accounting standards were adopted during the quarter ended June 30, 2022.

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

When the Company sells MACI, the patient is responsible for payment; however, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments -

Credit Losses. The Company assesses risk and determines a loss percentage by pooling account receivables based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information. This loss percentage was applied to the accounts receivables as of June 30, 2022. The total allowance for uncollectible consideration as of June 30, 2022 and December 31, 2021 was $6.7 million and $7.0 million, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact on the revenue recognized. A 50 basis points change to the estimated uncollectible percentage could result in an approximately $0.3 million decrease or increase in the revenue recognized for the six months ended June 30, 2022.

Changes in estimates of the Transaction Price are recorded through revenue in the period in which such change occurs. Changes in estimates related to prior periods are shown in the Revenue by Product and Customer table below and relate primarily to changes in the initial expected reimbursement or collection expectation upon completion of the billing claims process for MACI implants that occurred in a prior year. During the three months ended June 30, 2022, the Company recorded changes in estimates for MACI implants that occurred in a prior year of approximately $1.4 million, related to claims billed through a third-party insurer as a result of finalization of the billing claims processes.

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

NexoBrid

The Company entered into exclusive license and supply agreements with MediWound in May 2019, under which MediWound will manufacture and supply NexoBrid on a unit price basis, which may be increased pursuant to the terms of the agreements. The U.S. Biomedical Advanced Research and Development Authority (“BARDA”) has committed to procure NexoBrid from MediWound and, as of June 30, 2022, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product. The Company recognizes revenue based on a percentage of gross profits for sales of NexoBrid to BARDA upon delivery, at which time BARDA is in control of the product.

Revenue by Product and Customer

The following table and descriptions below show the products from which the Company generated its revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by product (in thousands)	2022	2021	2022	2021
MACI implants and kits
Implants based on contracted rates sold through a specialty pharmacy (a)	$15,714	$17,972	$31,009	$31,200
Implants subject to third party reimbursement sold through a specialty pharmacy (b)	4,295	3,502	7,803	7,917
Implants sold direct based on contracted rates (c)	5,756	4,487	11,390	8,954
Implants sold direct subject to third-party reimbursement (d)	570	405	1,441	1,255
Biopsy kits - direct bill	545	551	1,066	1,070
Change in estimates related to prior periods (e)	1,733	(392)	1,898	(74)
Total MACI implants and kits	28,613	26,525	54,607	50,322
Epicel
Direct bill (hospital)	8,213	12,155	18,071	21,985

NexoBrid revenue (f)	220	839	442	1,780
Total revenue	$37,046	$39,519	$73,120	$74,087

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

(e) Primarily represents changes in estimates related to implants sold through Orsini or AllCare, and relate primarily to changes to the initial expected reimbursement or collection expectation upon completion of the billing claims process. The change in estimates is a result of additional information, changes in collection expectations or actual cash collections received in the current period.

(f) Represents revenue based on a percentage of gross profits for sales of NexoBrid to BARDA, pursuant to the license agreement between the Company and MediWound (see note 10).

Concentration of Credit Risk

The Company’s total revenue concentration from an Epicel customer for the three and six months ended June 30, 2022 was 6% and 7%, respectively, and 11% and 12%, respectively, for the same periods in 2021. For the Company’s total accounts receivable balances, there were no customers as of June 30, 2022 or December 31, 2021, with a concentration greater than 10%.

4. Selected Balance Sheet Components

Inventory

Inventory as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Raw materials	$15,175	$12,676
Work-in-process	683	644
Finished goods	71	61
Total inventory	$15,929	$13,381

Property and Equipment

Property and Equipment, net as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Machinery and equipment	$4,615	$4,522
Furniture, fixtures and office equipment	1,710	1,551
Computer equipment and software	8,112	7,769
Leasehold improvements	13,134	10,617
Construction in process	4,543	3,097
Financing right-of-use lease	55	74
Total property and equipment, gross	32,169	27,630
Less accumulated depreciation	(16,250)	(14,322)
Total property and equipment, net	$15,919	$13,308

Depreciation expense for the three and six months ended June 30, 2022 was $1.1 million and $1.9 million, respectively, and $0.7 million and $1.5 million, respectively, for the same periods in 2021.

Accrued Expenses

Accrued Expenses as of June 30, 2022 and December 31, 2021 are as follows:

(In thousands)	June 30, 2022	December 31, 2021
Bonus related compensation	$3,942	$6,305
Employee related accruals	3,555	3,616
Insurance reimbursement-related liabilities	4,585	3,973
Other accrued expenses	51	151
Total accrued expenses	$12,133	$14,045

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

The term of the Burlington Lease is currently expected to begin in 2023, 12 months following the landlord’s commencement of construction of the core and shell of the building in which the Premises are located (the “Commencement Date”).

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

For the three and six months ended June 30, 2022 and 2021, lease expense of less than $0.1 million was recorded related to short-term leases. For the three and six months ended June 30, 2022, the Company recognized $1.7 million and $3.5 million, respectively, of operating lease expense and $1.8 million and $3.7 million, respectively, for the same periods in 2021. For the three and six months ended June 30, 2022 and 2021, the Company recognized less than $0.1 million of financing lease expense.

Operating and finance lease assets and liabilities are as follows:

(In thousands)	Classification	June 30, 2022	December 31, 2021
Assets
Operating	Right-of-use assets	$43,583	$45,720
Finance	Property and equipment, net	55	73
Total leased assets		$43,638	$45,793
Liabilities
Current
Operating	Current portion of operating lease liabilities	$3,156	$2,950
Finance	Other current liabilities	41	41
Non-current
Operating	Operating lease liabilities	44,964	47,147
Finance	Other long-term liabilities	21	44
Total leased liabilities		$48,182	$50,182

6. Stock-Based Compensation

The 2022 Omnibus Incentive Plan (“2022 Plan”) was approved on April 27, 2022, and provides incentives through the grant of stock options, stock appreciation rights, restricted stock awards and restricted stock units. The exercise price of stock options granted under the 2022 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant. The 2022 Plan replaced the 1992 Stock Option Plan, the 2001 Stock Option Plan, the Amended and Restated 2004 Equity Incentive Plan, the 2009 Second Amended and Restated Omnibus Incentive Plan, the 2017 Omnibus Incentive Plan, and the Amended and Restated 2019 Omnibus Incentive Plan (“Prior Plans”), and no new grants have been granted under the Prior Plans after approval of the 2022 Plan. However, the expiration or forfeiture of options previously granted under the Prior Plans will increase the number of shares available for issuance under the 2022 Plan.

Stock Compensation Expense

Non-cash stock-based compensation expense (service-based stock options, restricted stock units and employee stock purchase plan) is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of product sales	$1,035	$1,287	$2,153	$2,199
Research and development	1,520	1,234	2,870	2,096
Selling, general and administrative	8,253	8,345	15,316	13,590
Total non-cash stock-based compensation expense	$10,808	$10,866	$20,339	$17,885

Service-Based Stock Options

During the three and six months ended June 30, 2022, the Company granted service-based options to purchase common stock of 170,060 and 1,163,649, respectively, and 136,117 and 1,474,072, respectively, for the same periods in 2021. The weighted-average grant-date fair value of service-based options granted during the three and six months ended June 30, 2022 was $19.25 and $20.74 per option, respectively, and $39.31 and $32.69, respectively, for the same periods in 2021.

Restricted Stock Units

During the three and six months ended June 30, 2022, the Company granted 39,746 and 382,768 restricted stock units, respectively, and 26,941 and 241,054, respectively, for the same periods in 2021. The weighted-average grant-date fair value of restricted stock units granted during the three and six months ended June 30, 2022 was $31.94 and $34.65 per unit, respectively, and $61.37 and $51.99, respectively, for the same periods in 2021.

7. Investments

Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$15,784	$—	$(76)	$—	$15,708
Corporate notes	53,428	—	(780)	—	52,648
	$69,212	$—	$(856)	$—	$68,356
Classified as:
Short-term investments					$44,638
Long-term investments					23,718
					$68,356

	December 31, 2021
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$10,243	$—	$(12)	$—	$10,231
Corporate notes	50,666	—	(142)	—	50,524
	$60,909	$—	$(154)	$—	$60,755
Classified as:
Short-term investments					$35,068
Long-term investments					25,687
					$60,755

As of June 30, 2022 and December 31, 2021, all marketable securities held by the Company had remaining contractual maturities of three years or less. There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2022 and 2021.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper and corporate notes are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. There were no transfers into or out of Level 3 from December 31, 2021 to June 30, 2022.

The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2022				December 31, 2021
		Fair Value Measurement Category				Fair Value Measurement Category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,135	$1,135	$—	$—	$1,258	$1,258	$—	$—
Commercial paper (a)	15,708	—	15,708	—	18,229	—	18,229	—
Corporate notes	52,648	—	52,648	—	50,524	—	50,524	—
	$69,491	$1,135	$68,356	$—	$70,011	$1,258	$68,753	$—

(a) Approximately $8.0 million of commercial paper had an original maturity of 90 days or less and was recorded as a cash equivalent as of December 31, 2021.

The fair values of the cash equivalents and marketable securities are based on observable market prices. The Company’s accounts receivables, accounts payable and accrued expenses are valued at cost which approximates fair value.

9.  Net Loss Per Common Share

A summary of net loss per common share is presented below:

	Three Months Ended June 30,		Six months ended June 30,
(Amounts in thousands, except per share amounts)	2022	2021	2022	2021
Net loss	$(8,963)	$(3,786)	$(16,054)	$(7,075)

Basic weighted-average common shares outstanding	47,117	46,403	47,052	46,195
Effect of dilutive stock options and restricted stock units	—	—	—	—
Diluted weighted-average common shares outstanding	47,117	46,403	47,052	46,195

Basic loss per common share	$(0.19)	$(0.08)	$(0.34)	$(0.15)
Diluted loss per common share	$(0.19)	$(0.08)	$(0.34)	$(0.15)

Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	6,586	5,960	6,586	5,960
Restricted stock units	636	413	636	413

10. NexoBrid License and Supply Agreements

On May 6, 2019, the Company entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid and any improvements to NexoBrid in North America. NexoBrid is a topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns. On June 29, 2021, the Company announced that MediWound had received a complete response letter (“CRL”) from the U.S. Food & Drug Administration (“FDA”) with respect to a biologics license application (“BLA”), which MediWound had previously submitted to the FDA seeking marketing approval for the product in the U.S. As part of the CRL, the FDA communicated to MediWound that it had completed its review of the BLA, as amended, and had determined that it could not approve the BLA in its then form. The Company has continued to work with MediWound, BARDA and the FDA to address the issues identified in the CRL. On July 1, 2022, the Company and MediWound submitted a BLA resubmission to the FDA to address the issues identified by the FDA in the CRL. Subsequently, the FDA informed the Company that it has accepted the resubmission for review and has established a Prescription Drug User Fee Act (“PDUFA”) date for completing that review of January 1, 2023.

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

In May 2019, the Company paid MediWound $17.5 million in consideration for the license, which was recorded as research and development expense during 2019. The Company is also obligated to pay MediWound $7.5 million, which is contingent upon U.S. regulatory approval of the BLA for NexoBrid and up to $125.0 million contingent upon meeting certain sales milestones. The first sales milestone of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to it in North America exceed $75.0 million. As of June 30, 2022, the milestone payments are not yet probable and therefore, not recorded as a liability. The Company also will pay MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions. The Company also entered into a supply agreement with MediWound under which MediWound will manufacture NexoBrid for the Company on a unit price basis which may be increased based on a published index. MediWound is obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. After the exclusivity period or upon supply failure, the Company will be permitted to establish an alternate source of supply.

BARDA has committed to procure NexoBrid directly from MediWound under an emergency use authorization, and under such commitment the Company will receive a percentage of gross profit for sales directly to BARDA. If BARDA procures NexoBrid directly from Vericel, the Company will pay a percentage of gross profits to MediWound on initial committed amounts and a royalty on any additional BARDA purchases of NexoBrid beyond the initial committed amount. As of June 30, 2022, the Company does not hold a direct contract or distribution agreement with BARDA.

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

As of June 30, 2022, the Company had no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

12. Subsequent Events

On July 29, 2022, the Company, as borrower, entered into a $150 million five-year senior secured revolving credit agreement by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (the “Revolving Credit Agreement”). The Revolving Credit Agreement includes a $15 million sub-facility for the issuance of letters of credit. Amounts available under the Revolving Credit Agreement are for the working capital needs and other general corporate purposes of the Company.

Outstanding borrowings under the Revolving Credit Agreement bear interest, with pricing based from time to time at the Company’s election at (i) SOFR plus 0.10% plus a spread ranging from 1.25% to 2.50% as determined by the Company’s total net leverage ratio (as defined in the Revolving Credit Agreement) or (ii) the alternative base rate (as defined in the Revolving Credit Agreement) plus a spread ranging from 0.25% to 1.50% as determined by the Company’s total net leverage ratio. The Revolving Credit Agreement also includes a commitment fee, which ranges from 0.20% to 0.25% as determined by the Company’s total net leverage ratio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vericel Corporation is a fully-integrated, commercial-stage biopharmaceutical company and a leader in advanced therapies and for sports medicine and severe burn care markets. We currently market two U.S. Food and Drug Administration (“FDA”) approved autologous cell therapy products in the U.S. MACI® is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Epicel® is a permanent skin replacement Humanitarian Use Device (“HUD”) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (“TBSA”). We also hold an exclusive license from MediWound for North American rights to NexoBrid®, a registration-stage biological orphan product designed for the debridement of severe thermal burns. In 2020, MediWound submitted to the FDA a biologics license application (“BLA”) seeking the approval of NexoBrid for eschar removal (debridement) in adults with deep partial-thickness and/or full-thickness thermal burns. The FDA accepted the BLA for filing and assigned a Prescription Drug User Fee Act (“PDUFA”) target date of June 29, 2021. Thereafter, on June 29, 2021, MediWound received a complete response letter (“CRL”) from the FDA regarding the BLA through which the FDA communicated to MediWound that it had completed its review of the BLA, as amended, and had determined that it could not approve the BLA in its then form. We have continued to work with MediWound, BARDA and the FDA to address the issues identified in the CRL. On July 1, 2022, Vericel and MediWound submitted the BLA resubmission to the FDA seeking the potential approval of NexoBrid. Subsequently, the FDA informed us that it has accepted the resubmission for review and has established a PDUFA date for completing that review of January 1, 2023.

COVID-19

The ongoing pandemic caused by the spread of a novel strain of coronavirus (“COVID-19”) has created significant disruptions to the U.S. and global economy and has contributed to significant volatility in financial markets. The global impact of the outbreak has fluctuated since early 2020. At times, many state, local and national governments – including those in Massachusetts and Michigan, where the Company’s operations are located – have responded by issuing, extending and supplementing orders requiring quarantines, restrictions on travel, and the mandatory closure of certain non-essential businesses, among other actions. Because Vericel is deemed an essential business, it has been exempted from government orders requiring the closure of workplaces and the cessation of business operations. The vast majority of these restrictions have since been rescinded throughout most of the U.S.

Notwithstanding being an essential business, our business and operations at times have been adversely impacted by the ongoing effects of the COVID-19 pandemic. For example, as a result of periodic restrictions placed on the performance of elective surgical procedures, Vericel experienced a significant increase in cancellations of scheduled MACI procedures as well as a slowdown in new MACI orders during March and April of 2020. The widespread suspension of surgical procedures impacted our business and operations during the first and second quarters of 2020. The level and degree of restriction on elective surgeries, on the ability of patients to seek treatment and on U.S. business operations generally fluctuated throughout 2020 as COVID-19 infection rates rose and fell during the summer months and into the autumn. By the first quarter of 2021, the pandemic’s effects on our MACI business had largely dissipated. During the summer of 2021, however, the pandemic’s direct and ancillary effects again began to cause some disruption to our MACI business. Following the cessation of COVID-19-related travel restrictions in many parts of the U.S. and the availability of vaccinations in May and June 2021, some MACI patients postponed or delayed treatment. Further, surges of new COVID-19 cases during the second half of 2021 caused by the spread of the “Delta” and “Omicron” variants again caused disruptions to health care networks including restrictions on the performance of elective surgical procedures, the availability of physicians and/or their treatment prioritizations, the level of healthcare facility staffing and, in some instances, the willingness or ability of patients to seek treatment. Consequently, and notwithstanding the widespread distribution of vaccines, these factors contributed to a slowdown of MACI procedures during the third and fourth quarters of 2021 and during the first and second quarters of 2022. Although hospitals are now better prepared for subsequent surges in COVID-19 patients, the risk remains that regional or local restrictions could again be placed on the performance of elective surgical procedures if the number of COVID-19 infections in the U.S. were to continue to rise, or if new or existing COVID-19 variants render current vaccine treatments ineffective.

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

We continue to manufacture MACI and Epicel and are maintaining a significant safety stock of all key raw materials. We do not expect current supply chain interruptions will impact our ongoing manufacturing operations. With respect to customer delivery, MACI final product has an established shelf life of six (6) days and an established shipping shelf life of three (3) days. Currently, MACI is picked up by courier and shipped by commercial air or ground transportation to customer surgical sites. Epicel final product has an established shelf life of 48 hours and is hand-carried to customer hospitals by courier. Transportation is primarily by commercial or charter airline. Although we have not experienced material shipping delays, significant disruption of air travel could result in the inability to deliver MACI or Epicel final products to customer sites within appropriate timeframes, which could further adversely impact our business. At this time, we are not aware of COVID-19-related impacts on our distributors, operations or third-party service providers’ ability to manage patient cases.

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

The Conflict in Ukraine

The current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are creating substantial uncertainty in the global economy and resulting in heightened inflation and supply chain disruptions. While we do not have operations in Russia or Ukraine and do not have exposure to distributors, or third-party service providers in Russia or Ukraine, we are unable to predict the impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows as of the date of these unaudited condensed consolidated financial statements.

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

On February 18, 2016, the FDA approved our HDE supplement to revise the labeled indications of use for Epicel to specifically include pediatric patients. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with massive burns treated with Epicel relative to standard care. Because of the change in the label to specifically include use in pediatric patients, Epicel is no longer subject to the HDE profit restrictions. In conjunction with adding the pediatric labeling and meeting the pediatric eligibility criteria, the FDA has determined the ADN number for Epicel to be 360,400 which is approximately 30 times larger than the volume of grafts sold in 2021. We currently have a thirteen-person burn field force comprised of seven account managers and six burn clinical specialists, led by two regional directors and one national sales director.

NexoBrid

Our development portfolio includes NexoBrid, a registration-stage, topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns. We have entered into exclusive license and supply agreement with MediWound to commercialize NexoBrid and any improvements to the product in North America, if approved. On June 29, 2021, the Company announced that MediWound had received a CRL from the FDA with respect to the BLA, which MediWound had previously submitted to the FDA seeking marketing approval for the product in the U.S. As part of the CRL, the FDA communicated to MediWound that it had completed its review of the BLA, as amended, and had determined that it could not approve the BLA in its then form. We have continued to work with MediWound, BARDA and the FDA to address the issues identified in the CRL. On July 1, 2022, Vericel and MediWound submitted a BLA resubmission to the FDA to address the issues identified by the FDA in the CRL. Subsequently, the FDA informed us that is has accepted the resubmission for review and has established a Prescription Drug User Fee Act (“PDUFA”) date for completing that review of January 1, 2023.

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

Results of Operations

The following is a summary of our condensed consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Total revenue	$37,046	$39,519	$(2,473)	(6.3)%	$73,120	$74,087	$(967)	(1.3)%
Cost of product sales	14,192	12,609	1,583	12.6%	26,814	24,192	2,622	10.8%
Gross profit	22,854	26,910	(4,056)	(15.1)%	46,306	49,895	(3,589)	(7.2)%
Research and development	4,792	4,449	343	7.7%	9,652	8,079	1,573	19.5%
Selling, general and administrative	27,144	26,190	954	3.6%	53,009	48,850	4,159	8.5%
Total operating expenses	31,936	30,639	1,297	4.2%	62,661	56,929	5,732	10.1%
Loss from operations	(9,082)	(3,729)	(5,353)	143.6%	(16,355)	(7,034)	(9,321)	132.5%
Total other income	119	15	104	693.3%	301	174	127	73.0%
Income tax expense	—	72	(72)	(100.0)%	—	215	(215)	(100.0)%
Net loss	$(8,963)	$(3,786)	$(5,177)	136.7%	$(16,054)	$(7,075)	$(8,979)	126.9%

Comparison of the Periods Ended June 30, 2022 and 2021

Total Revenue

Revenue by product for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by product (In thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
MACI	$28,613	$26,526	$2,087	7.9%	$54,607	$50,322	$4,285	8.5%
Epicel	8,213	12,154	(3,941)	(32.4)%	18,071	21,985	(3,914)	(17.8)%
NexoBrid	220	839	(619)	(73.8)%	442	1,780	(1,338)	(75.2)%
Total Revenue	$37,046	$39,519	$(2,473)	(6.3)%	$73,120	$74,087	$(967)	(1.3)%

Total revenue decrease for the three and six months ended June 30, 2022 compared to the same periods in 2021, was driven by a decrease in Epicel revenue and lower revenues associated with the delivery of NexoBrid to BARDA for emergency response preparedness.

Seasonality. The effects of the ongoing COVID-19 pandemic have disrupted the normal seasonality of our MACI business at times over the past twenty-eight months. These effects have included, among others, periodic restrictions on the performance of elective surgical procedures throughout the country, the unavailability of physicians and/or changes to their treatment prioritizations, reductions in the levels of healthcare facility staffing and, in certain instances, the willingness or ability of patients to seek treatment and the inability of our clinical account specialists to call on surgeon customers. Over the last five years, ACI (MACI and Carticel prior to replacement) sales volumes from the first through the fourth quarter on average represented 19% (16%-21% range), 22% (16%-25% range), 23% (21%-26% range) and 36% (33%-38% range) respectively, of total annual volumes. MACI orders are normally stronger in the fourth quarter due to several factors including the satisfaction by patients of insurance deductible limits and the time of year patients prefer to start rehabilitation. Because of the effects of the COVID-19 pandemic, the MACI business seasonality in 2021 and 2020 did not follow our historical patterns, and seasonality in 2022 could continue to be impacted by COVID-19 related factors. Due to the low incidence and variable occurrence of severe burns, Epicel revenue has inherent variability from quarter-to-quarter and does not exhibit significant seasonality.

Gross Profit

Gross profit decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021, driven by the reduction in revenue over those periods in addition to higher external storage costs and manufacturing facility costs, lower Epicel labor utilization and raw material price increases.

Research and Development Expenses

The following table summarizes research and development expenses, which include license fees, materials, professional fees and an allocation of employee-related salary and fringe benefit costs for our research and development projects:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
MACI	$2,972	$2,533	$439	17.3%	$5,961	$4,421	$1,540	34.8%
Epicel	1,238	1,231	7	0.6%	2,458	2,165	293	13.5%
NexoBrid	582	685	(103)	(15.0)%	1,233	1,493	(260)	(17.4)%
Total research and development expenses	$4,792	$4,449	$343	7.7%	$9,652	$8,079	$1,573	19.5%

Research and development expenses for the three months ended June 30, 2022 were $4.8 million, compared to $4.4 million for the same period in 2021. Research and development costs continue to be centered around process development, regulatory and medical affairs for MACI and Epicel. The increase is primarily due to additional spend on instrument design for Arthroscopic MACI delivery, offset by reimbursement of expenses related to the BLA resubmission.

Research and development expenses for the six months ended June 30, 2022 were $9.7 million, compared to $8.1 million for the same period in 2021. Research and development costs continue to be centered around process development, regulatory and medical affairs for MACI and Epicel. The increase is primarily due to an increase of $0.8 million in stock-based compensation expense and additional spend on instrument design for Arthroscopic MACI delivery, offset by reimbursement of expenses related to the BLA resubmission.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2022 were $27.1 million compared to $26.2 million for the same period in 2021. The increase in selling, general and administrative expenses was primarily due to an increase in travel and in-person events including more physician engagement and educational programs in addition to higher depreciation related to the new office space in Cambridge, Massachusetts.

Selling, general and administrative expenses for the six months ended June 30, 2022 were $53.0 million compared to $48.9 million for the same period in 2021. The increase in selling, general and administrative expenses was primarily due to an increase of $1.7 million in stock-based compensation expenses, an increase in travel and in-person events including more physician engagement and educational programs in addition to higher depreciation related to the new office space in Cambridge, Massachusetts.

Total Other Income (Expense)

The change in other income (expense) for the three and six months ended June 30, 2022, compared to the same periods in 2021 was due primarily to fluctuations in the rates of return on our investments in various marketable debt securities.

Income Tax Expense

No income tax expense was recorded for the three and six months ended June 30, 2022, compared to $0.1 million and $0.2 million recorded for the three and six months ended June 30, 2021, respectively.

Stock-Based Compensation Expense

Non-cash stock-based compensation expense is summarized in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Cost of product sales	$1,035	$1,287	$(252)	(19.6)%	$2,153	$2,199	$(46)	(2.1)%
Research and development	1,520	1,234	286	23.2%	2,870	2,096	774	36.9%
Selling, general and administrative	8,253	8,345	(92)	(1.1)%	15,316	13,590	1,726	12.7%
Total non-cash stock-based compensation expense	$10,808	$10,866	$(58)	(0.5)%	$20,339	$17,885	$2,454	13.7%

The increase in stock-based compensation expense for the six months ended June 30, 2022 compared to the same period in 2021, was due primarily to fluctuations in stock prices which impact the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$6,611	$14,855
Net cash used in investing activities	(13,666)	(2,757)
Net cash provided by financing activities	752	6,043
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(6,303)	$18,141

Net Cash Provided by Operating Activities

Our cash, cash equivalents and restricted cash totaled $62.2 million, short-term investments totaled $44.6 million and long-term investments totaled $23.7 million as of June 30, 2022. The $6.6 million of cash provided by operations during the six months ended June 30, 2022 was primarily the result of non-cash charges of $20.3 million related to stock-based compensation expense, $2.2 million of operating lease amortization and $1.9 million in depreciation and amortization expense, offset by a net loss of $16.1 million and a net decrease of $2.1 million related to movements in our working capital accounts. The overall decrease in cash from our working capital accounts was primarily driven by a decrease in accrued expenses due to timing of payments, a decrease in operating lease liabilities, an increase in inventory due to increased production needs, offset by a decrease in accounts receivable due to cash collections.

Our cash, cash equivalents and restricted cash totaled $52.0 million, short-term investments totaled $39.2 million and long-term investments totaled $24.8 million as of June 30, 2021. The $14.9 million of cash provided by operations during the six months ended June 30, 2021 was primarily the result of non-cash charges of $17.9 million related to stock compensation expense, $2.3 million of operating lease amortization, and $1.5 million in depreciation and amortization expense, offset by a net loss of $7.1 million, and a net decrease of $0.3 million related to movements in our working capital accounts. The overall decrease in cash from our working capital accounts was primarily driven by a decrease in accounts receivable due to a decrease in sales volume compared to the previous sequential quarter, an increase in inventory due to increased production needs, and an increase in operating lease liabilities.

Net Cash Used In by Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 was the result of $34.9 million in investment purchases and $5.1 million of property and equipment purchases primarily for manufacturing upgrades and leasehold improvements, offset by $26.3 million of investment sales and maturities.

Net cash used in investing activities during the six months ended June 30, 2021 was the result of $31.0 million in investments purchases and equipment purchases of $4.5 million, primarily for manufacturing upgrades and leasehold improvements, offset by $32.7 million of investment sales and maturities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 was the result of net proceeds from the exercise of stock options and the employee stock purchase plan of $2.2 million partially offset by payments of employee withholding taxes related to the vesting of restricted stock units of $1.4 million.

Net cash provided by financing activities during the six months ended June 30, 2021 was primarily the result of net proceeds from the exercise of stock options of $7.6 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $1.6 million.

Liquidity

Since our acquisition of MACI and Epicel in 2014, our primary focus has been to invest in our existing commercial business with the goal of growing revenue. We have raised significant funds in order to complete our product development programs and to market and commercialize our products, including NexoBrid. To date, we have financed our operations primarily through cash received through Epicel and MACI sales, debt and public and private sales of our equity securities. We generated $6.6 million in operating cash flows during the six months ended June 30, 2022, and we may finance our operations through the sales of equity securities or debt financings.

We believe that our current cash on hand, cash equivalents investments, and borrowing capacity will be sufficient to support our current operations through at least 12 months from the issuance of these condensed consolidated financial statements. However, the continuing effects of the ongoing COVID-19 pandemic continue to evolve and may adversely impact our business and operations. Our actual cash requirements may differ from projections and will depend on many factors, including any future impacts of the COVID-19 pandemic, the level of future research and development, the scope and results of ongoing and potential clinical trials, the costs involved in filing, prosecuting and enforcing patents, the need for additional manufacturing capacity, competing technological and market developments, costs of possible acquisition or development of complementary business activities, and the cost to market our products.

As of June 30, 2022, we were not party to any off-balance sheet arrangements.

Sources of Capital

On August 27, 2021, we entered into a Sales Agreement with SVB Leerink LLC, as sales agent (“SVB Leerink”), pursuant to which we may offer and sell up to $200.0 million of shares of our common stock, no par value per share (“ATM Shares”). The ATM Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to an automatically effective shelf registration statement on Form S-3ASR (File No. 333-259119) filed by us on August 27, 2021, which expires three years from the filing date. We also filed a prospectus supplement relating to the offering and sale of the ATM Shares on August 27, 2021. We are not obligated to make any sales of ATM Shares, and SVB Leerink is not required to sell any specific number or dollar amount of the ATM Shares under the Sales Agreement. As of June 30, 2022, we have sold no shares pursuant to the Sales Agreement.

On July 29, 2022, we entered into a $150 million five-year senior secured revolving credit agreement by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (the “Revolving Credit Agreement”). We have no immediate plans to borrow under the Revolving Credit Agreement, but we will use the facility for working capital needs and other general corporate purposes, as desired. As of the filing of this Quarterly Report on Form 10-Q, there are no outstanding borrowings under the Revolving Credit Agreement, and we are in compliance with all covenant requirements of the Revolving Credit Agreement. See Note 12, “Subsequent Events” in the accompanying condensed consolidated financial statements.

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

There have been no material changes to our critical accounting policies and estimates in the six months ended June 30, 2022. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2021.

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
•reimbursement for our products;
•the timing of the FDA’s review of the NexoBrid BLA resubmission;
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
•anticipated inflationary pressures and our responses thereto as well as other unfavorable global and regional economic conditions, geopolitical events, and military conflicts, such as repercussions from the recent conflict in Ukraine;
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of June 30, 2022, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2022, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not party to any material legal proceedings, although from time to time we may become involved in disputes in connection with the operation of our business.

Item 1A. Risk Factors

Factors that could cause the Company’s actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on the 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 24, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on the 10-K for the fiscal year ended December 31, 2021, except as follows.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, geopolitical tensions, or record inflation.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. In February 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has contributed to record inflation globally. We are continuing to monitor inflation, the situation in Ukraine and global capital markets and assessing its potential impact on our business.

Although, to date, our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, geopolitical tensions, or record inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the conflict in Ukraine, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described in the 10-K.

NexoBrid’s approval in the U.S. for the treatment of severe burns may be further delayed, or it may not be approved by the FDA for use in the U.S. at all.

On June 29, 2021, we announced that MediWound had received a CRL from the FDA with respect to a BLA that MediWound had previously submitted to the FDA seeking marketing approval for NexoBrid in the U.S. As part of the CRL, the FDA communicated to MediWound that it had completed its review of the BLA, as amended, and had determined that it could not approve the BLA in its then form. The FDA identified issues related to the chemistry, manufacturing and controls, or CMC section of the BLA and had requested that MediWound provide additional CMC information. The FDA stated that it had not reviewed several amendments submitted by MediWound in response to the CMC information requests related to the BLA. The FDA also stated that inspections of manufacturing facilities in Israel and Taiwan are required before the BLA can be approved, but that it was unable to conduct the required inspections during the original review cycle due to COVID-19-related travel restrictions. In addition, the CRL referenced observations that were made during GCP inspections related to the Phase 3 pivotal DETECT study and requested that MediWound address questions regarding the impact of the observations on the study’s efficacy findings. The FDA also requested that MediWound provide a safety update as part of a BLA resubmission.

We have continued to work with MediWound, BARDA and the FDA to address the issues identified in the CRL, and on July 1, 2022, Vericel and MediWound submitted a BLA resubmission to the FDA to address the issues identified by the FDA in the CRL. Subsequently, the FDA informed us that it has accepted the resubmission for review and has established a PDUFA date for completing that review of January 1, 2023. We cannot predict the likelihood that the FDA will ultimately approve the NexoBrid BLA. We also cannot predict whether current geopolitical tensions between the U.S. and China will affect or delay the FDA’s ability to conduct inspections of the NexoBrid manufacturing facility located in Taiwan. In addition, if approval to market NexoBrid is sought in Mexico or Canada, we cannot predict how long regulatory authorities in those countries will take to provide NexoBrid with marketing authorization in their jurisdictions or whether such authorizations will be granted at all. A significant delay or a failure to receive regulatory approval for NexoBrid in the U.S. may have a material adverse impact on our business prospects.

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

3.5	Bylaws, as amended, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010, incorporated herein by reference.

10.1†	Lease Agreement, dated January 28, 2022, by and between the Company and NBD Property Owner 2, L.P., (incorporated herein by reference to Exhibit 10.1 on form 10-Q filed May 4, 2022).

10.2
Form of Current Employee Incentive Stock Option Agreement under the 2019 Omnibus Incentive Plan, amended February 15, 2022, (incorporated herein by reference to exhibit 10.1 on form 10-Q filed May 4, 2022)

10.3
Form of New Hire Incentive Stock Option Award Agreement under the 2019 Omnibus Incentive Plan amended February 15, 2022, (incorporated herein by reference to exhibit 10.1 on form 10-Q filed May 4, 2022).

10.4
Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the 2019 Omnibus Incentive Plan amended February 15, 2022, (incorporated herein by reference to exhibit 10.1 on form 10-Q filed May 4, 2022).

10.5*	Eighth Amendment to the Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated May 15, 2022.

10.6*	Third Amendment to the Dispensing Agreement between AllCare Plus Pharmacy, Inc. and the Company, dated May 16, 2022.

10.7*	Form of New Hire Incentive Stock Option Agreement under the 2022 Omnibus Incentive Plan (effective April 26, 2022).

10.8*	Form of Current Employee Incentive Stock Option Agreement under the 2022 Omnibus Incentive Plan (effective April 26, 2022).

10.9*	Form of Restricted Stock Unit Award Agreement for Employees under the 2022 Omnibus Incentive Plan (effective April 26, 2022).

10.10*	Form of Restricted Stock Unit Award Agreement for Non-employee Directors under the 2022 Omnibus Incentive Plan (effective April 26, 2022).

10.11*	Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the 2022 Omnibus Incentive Plan (effective April 26, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: August 3, 2022

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOSEPH A. MARA
Joseph A. Mara
Chief Financial Officer
(Principal Financial Officer)