Form 10-Q
period 2022-09-30
Vericel Corp
filed 2022-11-09
CIK 887359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2022
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

As of November 4, 2022, 47,222,987 shares of Common Stock, no par value per share, were outstanding.

VERICEL CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$65,216	$68,330
Short-term investments	45,724	35,068
Accounts receivable (net of allowance for doubtful accounts of $115 and $40, respectively)	34,296	37,437
Inventory	16,729	13,381
Other current assets	4,410	4,246
Total current assets	166,375	158,462
Property and equipment, net	15,918	13,308
Restricted cash	—	211
Right-of-use assets	42,628	45,720
Long-term investments	21,739	25,687
Other long-term assets	1,357	317
Total assets	$248,017	$243,705
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,113	$9,016
Accrued expenses	13,948	14,045
Current portion of operating lease liabilities	4,902	2,950
Other current liabilities	41	41
Total current liabilities	27,004	26,052
Operating lease liabilities	43,176	47,147
Other long-term liabilities	—	44
Total liabilities	70,180	73,243
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding 47,201 and 46,880, respectively	584,900	553,902
Accumulated other comprehensive loss	(1,146)	(154)
Accumulated deficit	(405,917)	(383,286)
Total shareholders’ equity	177,837	170,462
Total liabilities and shareholders’ equity	$248,017	$243,705

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product sales, net	$38,326	$33,718	$111,004	$106,025
Other revenue	225	788	667	2,568
Total revenue	38,551	34,506	111,671	108,593
Cost of product sales	13,318	12,408	40,132	36,600
Gross profit	25,233	22,098	71,539	71,993
Research and development	5,046	4,284	14,698	12,363
Selling, general and administrative	26,975	22,775	79,984	71,625
Total operating expenses	32,021	27,059	94,682	83,988
Loss from operations	(6,788)	(4,961)	(23,143)	(11,995)
Other income (expense):
Interest income	342	44	578	163
Interest expense	(105)	(1)	(143)	(3)
Other income (expense)	(5)	(13)	98	44
Total other income	232	30	533	204
Loss before income taxes	(6,556)	(4,931)	(22,610)	(11,791)
Income tax expense	21	—	21	215
Net loss	$(6,577)	$(4,931)	$(22,631)	$(12,006)
Net loss per common share:
Basic	$(0.14)	$(0.11)	$(0.48)	$(0.26)
Diluted	$(0.14)	$(0.11)	$(0.48)	$(0.26)
Weighted-average common shares outstanding:
Basic	47,182	46,669	47,096	46,355
Diluted	47,182	46,669	47,096	46,355

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(6,577)	$(4,931)	$(22,631)	$(12,006)
Other comprehensive loss:
Unrealized loss on investments	(291)	—	(992)	(37)
Comprehensive loss	$(6,868)	$(4,931)	$(23,623)	$(12,043)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2021	46,880	$553,902	$(154)	$(383,286)	$170,462
Net loss	—	—	—	(7,091)	(7,091)
Stock-based compensation expense	—	9,531	—	—	9,531
Stock option exercises	125	1,155	—	—	1,155
Shares issued under the Employee Stock Purchase Plan	9	310	—	—	310
Issuance of stock for restricted stock unit vesting	108	—	—	—	—
Restricted stock withheld for employee tax remittance	(41)	(1,423)	—	—	(1,423)
Unrealized loss on investments	—	—	(459)	—	(459)
BALANCE, MARCH 31, 2022	47,081	$563,475	$(613)	$(390,377)	$172,485
Net loss	—	—	—	(8,963)	(8,963)
Stock-based compensation expense	—	10,808	—	—	10,808
Stock option exercises	32	428	—	—	428
Shares issued under the Employee Stock Purchase Plan	10	318	—	—	318
Issuance of stock for restricted stock unit vesting	19	—	—	—	—
Restricted stock withheld for employee tax remittance	(1)	(18)	—	—	(18)
Unrealized loss on investments	—	—	(242)	—	(242)
BALANCE, JUNE 30, 2022	47,141	$575,011	$(855)	$(399,340)	$174,816
Net loss	—	—	—	(6,577)	(6,577)
Stock-based compensation expense	—	9,104	—	—	9,104
Stock option exercises	41	498	—	—	498
Shares issued under the Employee Stock Purchase Plan	15	331	—	—	331
Issuance of stock for restricted stock unit vesting	6	—	—	—	—
Restricted stock withheld for employee tax remittance	(2)	(44)	—	—	(44)
Unrealized loss on investments	—	—	(291)	—	(291)
BALANCE, SEPTEMBER 30, 2022	47,201	$584,900	$(1,146)	$(405,917)	$177,837

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2020	45,804	$510,061	$14	$(375,815)	$134,260
Net loss	—	—	—	(3,289)	(3,289)
Stock-based compensation expense	—	7,019	—	—	7,019
Stock option exercises	359	3,532	—	—	3,532
Shares issued under the Employee Stock Purchase Plan	14	249	—	—	249
Issuance of stock for restricted stock unit vesting	76	—	—	—	—
Restricted stock withheld for employee tax remittance	(28)	(1,501)	—	—	(1,501)
Unrealized loss on investments	—	—	(61)	—	(61)
BALANCE, MARCH 31, 2021	46,225	$519,360	$(47)	$(379,104)	$140,209
Net loss	—	—	—	(3,786)	(3,786)
Stock-based compensation expense	—	10,866	—	—	10,866
Stock option exercises	330	3,531	—	—	3,531
Shares issued under the Employee Stock Purchase Plan	13	309	—	—	309
Issuance of stock for restricted stock unit vesting	12	—	—	—	—
Restricted stock withheld for employee tax remittance	(1)	(61)	—	—	(61)
Unrealized gain on investments	—	—	24	—	24
BALANCE, JUNE 30, 2021	46,579	$534,005	$(23)	$(382,890)	$151,092
Net loss	—	—	—	(4,931)	(4,931)
Stock-based compensation expense	—	8,596	—	—	8,596
Stock option exercises	176	1,676	—	—	1,676
Shares issued under the Employee Stock Purchase Plan	9	404	—	—	404
Issuance of stock for restricted stock unit vesting	4	—	—	—	—
Restricted stock withheld for employee tax remittance	(1)	(57)	—	—	(57)
BALANCE, SEPTEMBER 30, 2021	46,767	$544,624	$(23)	$(387,821)	$156,780

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(22,631)	$(12,006)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	2,942	2,185
Stock-based compensation expense	29,443	26,481
Amortization of premiums and discounts on marketable securities	305	737
Amortization of debt issuance costs	36	—
Non-cash lease cost	3,120	3,420
Other	21	17
Changes in operating assets and liabilities:
Inventory	(3,348)	(3,703)
Accounts receivable	3,141	5,594
Other current assets	(164)	(793)
Accounts payable	(37)	(672)
Accrued expenses	(97)	(361)
Operating lease liabilities	(2,019)	(2,410)
Net cash provided by operating activities	10,712	18,489
Investing activities:
Purchases of investments	(43,950)	(49,375)
Sales and maturities of investments	35,944	50,913
Expenditures for property and equipment	(6,471)	(6,924)
Net cash used in investing activities	(14,477)	(5,386)
Financing activities:
Net proceeds from common stock issuance	3,040	9,701
Debt issuance costs	(1,076)	—
Payments on employee’s behalf for taxes related to vesting of restricted stock unit awards	(1,485)	(1,619)
Other	(39)	(252)
Net cash provided by financing activities	440	7,830
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,325)	20,933
Cash, cash equivalents, and restricted cash at beginning of period	68,541	33,831
Cash, cash equivalents, and restricted cash at end of period	$65,216	$54,764

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Non-cash information:
Right-of-use asset and lease liability recognized	$137	$45
Additions to property and equipment included in accounts payable	482	85
Restricted stock held for employee tax remittance included in accounts payable	—	57

	As of September 30,
	2022	2021
Reconciliation of amounts within the condensed consolidated balance sheets:
Cash and cash equivalents	$65,216	$54,553
Restricted cash	—	211
Total cash, cash equivalents, and restricted cash at end of period	$65,216	$54,764

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

The Company is subject to risks common to companies in the life sciences industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, commercialization of existing and new products, and compliance with U.S. Food and Drug Administration (“FDA”) regulations and approval requirements, as well as the ability to grow the Company’s business through appropriate commercial strategies.

COVID-19

In March 2020, the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) to be a pandemic. This pandemic has contributed to an economic downturn on a global scale, as well as significant volatility in the financial markets. Since the pandemic’s inception, there has been significant volatility in our results of operations on a quarterly basis due to the widespread and periodic cancellation or delay of elective MACI surgical procedures throughout the U.S., staffing shortages and our ability to access customers.

At the outset of the pandemic, the Company put in place a comprehensive workplace protection plan, which instituted protective measures in response to the spread of the COVID-19 virus. Vericel’s workplace protection plan has closely followed guidance issued by the Centers for Disease Control and Prevention (“CDC”) and has complied with applicable federal and state law. To date, Vericel has been successful in sustaining its operations and providing MACI and Epicel to patients in need. The Company continues to review its policies and procedures regularly, including its workplace protection plan, as the pandemic evolves and the Company may take additional actions to the extent required.

The Company continues to manufacture MACI and Epicel and is maintaining a significant safety stock of all key raw materials. Vericel does not expect that current global supply chain interruptions will impact its ongoing manufacturing operations. Additionally, although the Company has not experienced material shipping delays, significant disruption of air travel could result in the inability to deliver MACI or Epicel final products to customer sites within appropriate timeframes, which could adversely impact the Company’s business. Currently, the Company is not aware of COVID-19 related impacts on its distributors, operations or third-party service providers’ ability to manage patient cases.

The Company believes that a resurgence of COVID-19 because of emerging variants or other factors could result in additional disruptions that could impact our business and operations in the future, including intermittent restrictions on the ability of the Company’s personnel to travel and access customers for selling, marketing, training and case support and product development feedback, delays in approvals by regulatory bodies, delays in product development efforts, and additional government requirements or other incremental mitigation efforts that may further impact the Company’s capacity to manufacture, sell and support the use of our products.

The War in Ukraine

The ongoing war between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are continuing to create substantial uncertainty in the global economy and have contributed to heightened inflation and supply chain disruptions. While the Company does not have operations in Russia or Ukraine and does not have exposure to distributors, or third-party service providers in Russia or Ukraine, it is unable to predict the ultimate impact that these actions will have on the global economy or on its financial condition, results of operations, and cash flows as of the date of these unaudited condensed consolidated financial statements.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2022, the Company had an accumulated deficit of $405.9 million and had a net loss of $22.6 million during the nine months ended September 30, 2022. The Company had cash and cash equivalents of $65.2 million and investments of $67.5 million as of September 30, 2022. The Company expects that cash from the sales of its products and existing cash, cash equivalents, investments, and available borrowing capacity will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these condensed consolidated financial statements. The effects of the COVID-19 pandemic continue to evolve, however. To the extent the U.S. experiences a worsening in COVID-19 infections or additional virus variants emerge that result in more serious disease or limit the effectiveness of existing vaccines, subsequent healthcare measures – to include the postponement or cessation of elective and other surgical procedures – may cause the Company to experience a reduction in business and resulting revenue. This, consequently, may result in irrecoverable losses of customers and significantly impact the Company’s long-term liquidity, potentially requiring the Company to engage in layoffs, furloughs and/or reductions in salaries. The Company also may need to access additional capital; however, the Company may not be able to obtain additional financing on acceptable terms or at all, particularly in light of the impact of COVID-19 on the global economy and financial markets. The terms of any additional financing may adversely affect the holdings or the rights of the Company’s shareholders.

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

The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the COVID-19 pandemic and the actions taken to continue to contain or treat COVID-19, as well as the economic impact on its customers. The Company has made estimates of the impact of the COVID-19 pandemic within these financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates. As of September 30, 2022, the Company has not recorded impairments to investments, inventory, other current assets or long-lived assets as a result of the COVID-19 pandemic.

The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 24, 2022 (“Annual Report”).

Recent Accounting Pronouncements

No new accounting standards were adopted during the nine months ended September 30, 2022. The Company considers the applicability and impact of any recent Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). Based on the assessment, the ASU’s were determined to be either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial statements.

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

When the Company sells MACI, the patient is responsible for payment; however, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The Company assesses risk and determines a loss percentage by pooling account receivables based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information. This loss percentage was applied to the accounts receivables as of September 30, 2022. The total allowance for uncollectible consideration as of September 30, 2022 and December 31, 2021 was $6.3 million and $7.0 million, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact on the revenue recognized. A 50 basis points change to the estimated uncollectible percentage could result in an approximately $0.3 million decrease or increase in the revenue recognized for the nine months ended September 30, 2022.

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

NexoBrid

The Company entered into exclusive license and supply agreements with MediWound in May 2019, pursuant to which MediWound will manufacture and supply NexoBrid on a unit price basis, which may be increased pursuant to the terms of the agreements. Additionally, since 2020 the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) has been procuring NexoBrid from MediWound for use as a medial countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. That quarterly procurement of NexoBrid by BARDA under its agreement with MediWound completed during the third quarter of 2022, although BARDA holds an option to procure additional quantities of NexoBrid for emergency response preparedness in the future. As of September 30, 2022, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product procured by BARDA. The Company recognizes revenue based on a percentage of gross profits for sales of NexoBrid to BARDA upon delivery, at which time BARDA is in control of the product.

Revenue by Product and Customer

The following table and descriptions below show the products from which the Company generated its revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by product (in thousands)	2022	2021	2022	2021
MACI implants and kits
Implants based on contracted rates sold through a specialty pharmacy (a)	$19,377	$15,149	$50,718	$46,547
Implants subject to third-party reimbursement sold through a specialty pharmacy (b)	4,207	3,463	12,015	11,357
Implants sold direct based on contracted rates (c)	6,457	3,895	17,846	12,876
Implants sold direct subject to third-party reimbursement (d)	898	644	2,331	1,901
Biopsy kits - direct bill	498	577	1,565	1,647
Change in estimates related to prior periods (e)	(428)	153	1,142	(125)
Total MACI implants and kits	31,009	23,881	85,617	74,203
Epicel
Direct bill (hospital)	7,317	9,837	25,387	31,822

NexoBrid revenue (f)	225	788	667	2,568
Total revenue	$38,551	$34,506	$111,671	$108,593

(a) Represents implants sold through Orsini and AllCare whereby such specialty pharmacies have a direct contract with the underlying insurance provider. The amount of reimbursement is based on contracted rates at the time of sale supported by the pharmacy’s direct contracts.

(b) Represents implants sold through Orsini or AllCare whereby such specialty pharmacy does not have a direct contract with the underlying payer. The amount of reimbursement is established based on publicly available rates, fee schedules or past payer precedents.

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

(e) Primarily represents changes in estimates related to implants sold through Orsini or AllCare and relate to changes to the initial expected reimbursement or collection expectation upon completion of the billing claims process. The change in estimates is a result of additional information, changes in collection expectations or actual cash collections received in the current period.

(f) Represents revenue based on a percentage of gross profits for sales of NexoBrid to BARDA, pursuant to the license agreement between the Company and MediWound (see note 11).

Concentration of Credit Risk

For the three and nine months ended September 30, 2022, there were no customers with a total revenue concentration greater than 10%. For the three and nine months ended September 30, 2021, the Company’s total revenue concentration from an Epicel customer was 9% and 11%, respectively. For the Company’s total accounts receivable balances, there were no customers as of September 30, 2022 or December 31, 2021, with a concentration greater than 10%.

4. Selected Balance Sheet Components

Inventory

Inventory as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Raw materials	$15,797	$12,676
Work-in-process	883	644
Finished goods	49	61
Total inventory	$16,729	$13,381

Property and Equipment

Property and Equipment, net as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Machinery and equipment	$4,697	$4,522
Furniture, fixtures and office equipment	1,710	1,551
Computer equipment and software	8,112	7,769
Leasehold improvements	13,674	10,617
Construction in process	4,943	3,097
Financing right-of-use lease	46	74
Total property and equipment, gross	33,182	27,630
Less accumulated depreciation	(17,264)	(14,322)
Total property and equipment, net	$15,918	$13,308

Depreciation expense for the three and nine months ended September 30, 2022 was $1.0 million and $2.9 million, respectively, and $0.7 million and $2.2 million, respectively, for the same periods in 2021.

Accrued Expenses

Accrued Expenses as of September 30, 2022 and December 31, 2021 are as follows:

(In thousands)	September 30, 2022	December 31, 2021
Bonus related compensation	$5,472	$6,305
Employee related accruals	2,897	3,616
Insurance reimbursement-related liabilities	5,417	3,973
Other accrued expenses	162	151
Total accrued expenses	$13,948	$14,045

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

The Company is not involved in the initial construction of the core and shell of the building and will record the lease liability and right-of-use asset on its condensed consolidated balance sheet when the construction is substantially completed and it obtains control of the Premises, which is currently expected to be on or around the Commencement Date.

In January 2022, in connection with the execution of the Burlington Lease, the Company issued a letter of credit collateralized by cash deposits of approximately $6.0 million. Subsequent to the execution of the Revolving Credit Agreement on July 29, 2022, the letter of credit is issued under the sub-facility limit of the Revolving Credit Agreement. Such letter of credit shall be reduced to approximately $4.2 million and $1.8 million at the conclusion of the third and sixth lease years, respectively, provided certain conditions set forth in the Burlington Lease are satisfied.

For the three and nine months ended September 30, 2022 and 2021, lease expense of less than $0.1 million was recorded related to short-term leases. For the three and nine months ended September 30, 2022, the Company recognized $1.7 million and $5.2 million, respectively, of operating lease expense and $1.8 million and $5.5 million, respectively, for the same periods in 2021. For the three and nine months ended September 30, 2022 and 2021, the Company recognized less than $0.1 million of financing lease expense.

Operating and finance lease assets and liabilities are as follows:

(In thousands)	Classification	September 30, 2022	December 31, 2021
Assets
Operating	Right-of-use assets	$42,628	$45,720
Finance	Property and equipment, net	46	73
Total leased assets		$42,674	$45,793
Liabilities
Current
Operating	Current portion of operating lease liabilities	$4,902	$2,950
Finance	Other current liabilities	41	41
Non-current
Operating	Operating lease liabilities	43,176	47,147
Finance	Other long-term liabilities	—	44
Total leased liabilities		$48,119	$50,182

6. Stock-Based Compensation

The Vericel Corporation 2022 Omnibus Incentive Plan (“2022 Plan”) was approved on April 27, 2022, and provides incentives through the grant of stock options, stock appreciation rights, restricted stock awards and restricted stock units. The exercise price of stock options granted under the 2022 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant. The 2022 Plan replaced the 1992 Stock Option Plan, the 2001 Stock Option Plan, the Amended and Restated 2004 Equity Incentive Plan, the 2009 Second Amended and Restated Omnibus Incentive Plan, the 2017 Omnibus Incentive Plan, and the Amended and Restated 2019 Omnibus Incentive Plan (“Prior Plans”), and no new grants have been granted under the Prior Plans after approval of the 2022 Plan. However, the expiration or forfeiture of options previously granted under the Prior Plans will increase the number of shares available for issuance under the 2022 Plan.

Stock Compensation Expense

Non-cash stock-based compensation expense (service-based stock options, restricted stock units and employee stock purchase plan) is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of product sales	$840	$1,114	$2,992	$3,313
Research and development	1,273	1,126	4,143	3,222
Selling, general and administrative	6,991	6,356	22,308	19,946
Total non-cash stock-based compensation expense	$9,104	$8,596	$29,443	$26,481

Service-Based Stock Options

During the three and nine months ended September 30, 2022, the Company granted service-based options to purchase common stock of 42,890 and 1,206,539, respectively, and 189,882 and 1,663,954, respectively, for the same periods in 2021. The weighted-average grant-date fair value of service-based options granted during the three and nine months ended September 30, 2022 was $15.58 and $20.55 per option, respectively, and $35.65 and $33.03, respectively, for the same periods in 2021.

Restricted Stock Units

During the three and nine months ended September 30, 2022, the Company granted 16,734 and 399,502 restricted stock units, respectively, and 22,310 and 263,364, respectively, for the same periods in 2021. The weighted-average grant-date fair value of restricted stock units granted during the three and nine months ended September 30, 2022 was $27.52 and $34.35 per unit, respectively, and $54.35 and $52.19, respectively, for the same periods in 2021.

7. Investments

Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$14,736	$—	$(95)	$—	$14,641
Corporate notes	50,893	—	(1,048)	—	49,845
U.S. government agency bonds	2,979	—	(3)	—	$2,977
	$68,608	$—	$(1,146)	$—	$67,463
Classified as:
Short-term investments					$45,724
Long-term investments					21,739
					$67,463

	December 31, 2021
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$10,243	$—	$(12)	$—	$10,231
Corporate notes	50,666	—	(142)	—	50,524
	$60,909	$—	$(154)	$—	$60,755
Classified as:
Short-term investments					$35,068
Long-term investments					25,687
					$60,755

As of September 30, 2022 and December 31, 2021, all marketable securities held by the Company had remaining contractual maturities of three years or less. There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2022 and 2021.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, and U.S. government agency bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. There were no transfers into or out of Level 3 from December 31, 2021 to September 30, 2022.

The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2022				December 31, 2021
		Fair Value Measurement Category				Fair Value Measurement Category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$21,676	$21,676	$—	$—	$1,258	$1,258	$—	$—
Commercial paper (a)	20,931	—	20,931	—	18,229	—	18,229	—
Corporate notes	49,845	—	49,845	—	50,524	—	50,524	—
U.S. government agency bonds	2,977	—	2,977	—	—	—	—	—
	$95,429	$21,676	$73,753	$—	$70,011	$1,258	$68,753	$—

(a) Approximately $6.3 million and $8.0 million of commercial paper had an original maturity of 90 days or less and was recorded as a cash equivalent as of September 30, 2022 and December 31, 2021.

The fair values of the cash equivalents and marketable securities are based on observable market prices. The Company’s accounts receivables, accounts payable and accrued expenses are valued at cost which approximates fair value.

9. Revolving Credit Agreement

On July 29, 2022, the Company, as borrower, entered into a $150.0 million five-year senior secured revolving credit agreement by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (the “Revolving Credit Agreement”). The Revolving Credit Agreement includes a $15.0 million sub-facility for the issuance of letters of credit, of which the Company is utilizing approximately $6.2 million. Amounts available under the Revolving Credit Agreement are for the working capital needs and other general corporate purposes of the Company. The Company incurred and capitalized approximately $1.1 million of debt issuance costs related to the Revolving Credit Agreement.

Outstanding borrowings under the Revolving Credit Agreement bear interest, with pricing based from time to time at the Company’s election at (i) the Secured Overnight Financing Rate (“SOFR”) plus 0.10% plus a spread ranging from 1.25% to 2.50% as determined by the Company’s Total Net Leverage Ratio (as defined in the Revolving Credit Agreement) or (ii) the alternative base rate (as defined in the Revolving Credit Agreement) plus a spread ranging from 0.25% to 1.50% as determined by the Company’s Total Net Leverage Ratio. The Revolving Credit Agreement also includes a commitment fee, which ranges from 0.20% to 0.25% as determined by the Company’s Total Net Leverage Ratio.

The Company is permitted to voluntarily prepay borrowings under the Revolving Credit Agreement, in whole or in part, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans (as defined in the Revolving Credit Agreement) and letters of credit exceeds the total Revolving Commitments (as defined in the Revolving Credit Agreement), the Company must prepay the Revolving Loans in an amount equal to such excess. As of September 30, 2022, there are no outstanding borrowings under the Revolving Credit Agreement.

The Revolving Credit Agreement contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. The Revolving Credit Agreement requires the Company to be in quarterly compliance, measured on a trailing four quarter basis, with a financial covenant. The maximum Total Net Leverage Ratio (as defined in the Revolving Credit Agreement is 3.50 to 1.00. The Company may elect to increase the maximum Total Net Leverage Ratio to 4.00 to 1.00 for a period of four consecutive quarters in connection with a Permitted Acquisition (as defined in the Revolving Credit Agreement).

The Revolving Credit Agreement contains usual and customary restrictions on the ability of the Company and its subsidiaries to: (i) incur additional indebtedness (ii) create liens; (iii) consolidate, merge, sell or otherwise dispose of all, or substantially all, of its assets; (iv) sell certain assets; (v) pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; (vi) make certain investments; (vii) repay subordinated indebtedness prior to stated maturity; and (viii) enter into certain transactions with its affiliates.

Obligations under the Revolving Credit Agreement are secured by first priority liens over substantially all of the assets of Vericel Corporation, excluding certain subsidiaries (subject to customary exclusions set forth in the Revolving Credit Agreement and the other transaction documents).

10.  Net Loss Per Common Share

A summary of net loss per common share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2022	2021	2022	2021
Net loss	$(6,577)	$(4,931)	$(22,631)	$(12,006)

Basic weighted-average common shares outstanding	47,182	46,669	47,096	46,355
Effect of dilutive stock options and restricted stock units	—	—	—	—
Diluted weighted-average common shares outstanding	47,182	46,669	47,096	46,355

Basic loss per common share	$(0.14)	$(0.11)	$(0.48)	$(0.26)
Diluted loss per common share	$(0.14)	$(0.11)	$(0.48)	$(0.26)

Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	6,536	5,852	6,536	5,852
Restricted stock units	633	412	633	412

11. NexoBrid License and Supply Agreements

On May 6, 2019, the Company entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid and any improvements to NexoBrid in North America. NexoBrid is a topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns. On June 29, 2021, the Company announced that MediWound had received a complete response letter (“CRL”) from the U.S. Food & Drug Administration (“FDA”) with respect to a biologics license application (“BLA”), which MediWound had previously submitted to the FDA seeking marketing approval for the product in the U.S. As part of the CRL, the FDA communicated to MediWound that it had completed its review of the BLA, as amended, and had determined that it could not approve the BLA in its then form. The Company has continued to work with MediWound, BARDA and the FDA to address the issues identified in the CRL. On July 1, 2022, the Company and MediWound submitted a BLA resubmission to the FDA to address and respond to the issues identified by the FDA in the CRL. Subsequently, the FDA informed the Company that it has accepted the resubmission for review and has established a Prescription Drug User Fee Act (“PDUFA”) date for completing that review of January 1, 2023.

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

In May 2019, the Company paid MediWound $17.5 million in consideration for the license, which was recorded as research and development expense during 2019. The Company is also obligated to pay MediWound $7.5 million, which is contingent upon U.S. regulatory approval of the BLA for NexoBrid and up to $125.0 million, which is contingent upon meeting certain sales milestones. The first sales milestone of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to it in North America exceed $75.0 million. As of September 30, 2022, the milestone payments are not yet probable and therefore, not recorded as a liability. The Company also will pay MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions.

Pursuant to the terms of the Company’s supply agreement with MediWound, MediWound will manufacture NexoBrid for the Company on a unit price basis, which may be increased pursuant to the terms of the supply agreement. MediWound is obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. After the exclusivity period or upon supply failure, the Company will be permitted to establish an alternate source of supply.

Since 2020, BARDA has been procuring NexoBrid from MediWound for use as a medical countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. That quarterly procurement of NexoBrid by BARDA under its agreement with MediWound completed during the third quarter of 2022, although BARDA holds an option to procure additional quantities of NexoBrid in the future for emergency response preparedness. As a part of BARDA’s commitment to procure NexoBrid, the Company has received a percentage of gross profit for sales directly to BARDA. If, in the future, BARDA procures NexoBrid directly from Vericel, the Company will pay a percentage of gross profits to MediWound on initial committed amounts and a royalty on any additional BARDA purchases of NexoBrid beyond the initial committed amount. As of September 30, 2022, the Company does not hold a direct contract or distribution agreement with BARDA.

12. Commitments and Contingencies

From time-to-time, the Company could be a party to various legal proceedings arising in the ordinary course of business. The costs and outcome of litigation, regulatory, investigatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company and could have a material adverse effect on the Company’s results of operations or financial condition. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. If a matter is both probable to result in material liability and the amount of loss can be reasonably estimated, the Company estimates and discloses the possible material loss or range of loss. If such loss is not probable or cannot be reasonably estimated, a liability is not recorded in its condensed consolidated financial statements.

As of September 30, 2022, the Company had no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vericel Corporation is a fully-integrated, commercial-stage biopharmaceutical company and a leader in advanced therapies for the sports medicine and severe burn care markets. We currently market two U.S. Food and Drug Administration (“FDA”) approved autologous cell therapy products in the U.S. MACI® is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Epicel® is a permanent skin replacement Humanitarian Use Device (“HUD”) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (“TBSA”). We also hold an exclusive license from MediWound for North American rights to NexoBrid®, a registration-stage biological orphan product designed for eschar removal or debridement of severe thermal burns. In 2020, MediWound submitted to the FDA a biologics license application (“BLA”) seeking the approval of NexoBrid for the treatment of adult patients suffering from deep partial-thickness and/or full-thickness thermal burns. The FDA accepted the BLA for filing and assigned a Prescription Drug User Fee Act (“PDUFA”) target date of June 29, 2021. Thereafter, on June 29, 2021, MediWound received a complete response letter (“CRL”) from the FDA regarding the BLA through which the FDA communicated to MediWound that it had completed its review of the BLA, as amended, and had determined that it could not approve the BLA in its then form. We have continued to work with MediWound, BARDA and the FDA to address the issues identified in the CRL. On July 1, 2022, Vericel and MediWound submitted a BLA resubmission to the FDA seeking the potential approval of NexoBrid. Subsequently, the FDA informed us that it has accepted the resubmission for review and has established a PDUFA date for completing that review of January 1, 2023.

COVID-19

In March 2020, the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) to be a pandemic. This pandemic has contributed to an economic downturn on a global scale, as well as significant volatility in the financial markets. Since the pandemic’s inception, there has been significant volatility in our results of operations on a quarterly basis due to the widespread and periodic cancellation or delay of elective MACI surgical procedures throughout the U.S., staffing shortages and our ability to access customers.

At the outset of the pandemic, we put in place a comprehensive workplace protection plan, which instituted protective measures in response to the spread of the COVID-19 virus. Our workplace protection plan has closely followed guidance issued by the Centers for Disease Control and Prevention (“CDC”) and has complied with applicable federal and state law. To date, we have been successful in sustaining our operations and providing MACI and Epicel to patients in need. We continue to review our policies and procedures regularly, including our workplace protection plan, as the pandemic evolves and we may take additional actions to the extent required.

We continue to manufacture MACI and Epicel and are maintaining a significant safety stock of all key raw materials. We do not expect that current global supply chain interruptions will impact our ongoing manufacturing operations. Additionally, although we have not experienced material shipping delays, significant disruption of air travel could result in the inability to deliver MACI or Epicel final products to customer sites within appropriate timeframes, which could adversely impact our business. Currently, we are not aware of COVID-19 related impacts on our distributors, operations or third-party service providers’ ability to manage patient cases.

We believe that a resurgence of COVID-19 because of emerging variants or other factors could result in additional disruptions that could impact our business and operations in the future, including intermittent restrictions on the ability of our personnel to travel and access customers for selling, marketing, training, case support and product development feedback, delays in approvals by regulatory bodies, delays in product development efforts, and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products.

The War in Ukraine

The ongoing war between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are continuing to create substantial uncertainty in the global economy and have resulted in heightened inflation and supply chain disruptions. While we do not have operations in Russia or Ukraine and do not have exposure to distributors, or third-party service providers in Russia or Ukraine, we are unable to predict the ultimate impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows as of the date of these unaudited condensed consolidated financial statements.

Manufacturing

We have a cell manufacturing facility in Cambridge, Massachusetts which is used for U.S. manufacturing and distribution of MACI and Epicel.

Product Portfolio

Our marketed products include two FDA-approved autologous cell therapies: MACI, a third-generation autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults; and Epicel, a permanent skin replacement for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of TBSA. Both products are currently marketed in the U.S. In addition, we have entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America, if approved by the FDA.

MACI

MACI is a third-generation autologous chondrocyte implantation (“ACI”) product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults.

Our target audience of U.S. physicians is approximately 5,000 orthopedic surgeons and is divided into two segments: a group of orthopedic surgeons who self-identify and/or have a formal specialty as sports medicine physicians, and a subpopulation of general orthopedic surgeons who perform a high volume of cartilage repair procedures. As of the date of this report, we have 75 MACI sales representatives to enable the sales force to reach our target audience. Most private payers have a medical policy that covers treatment with MACI with the 30 largest commercial payers having a formal medical policy for MACI or ACI in general. With respect to private commercial payers that have not yet approved a medical policy for MACI, we often obtain approval on a case-by-case basis.

Epicel

Epicel is a permanent skin replacement for deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of TBSA. Epicel is regulated by the Center for Biologics Evaluation and Research (“CBER”) of the FDA under medical device authorities, and is the only FDA-approved cultured epidermal autograft product available for large total surface area burns. Epicel was designated as a HUD in 1998 and an HDE application for the product was submitted in 1999. HUDs are devices that are intended for diseases or conditions that affect fewer than 8,000 individuals annually in the U.S. Under an HDE approval, a HUD cannot be sold for an amount that exceeds the cost of research and development, fabrication and distribution unless certain conditions are met. A HUD is eligible to be sold for profit after receiving HDE approval if the device meets certain eligibility criteria, including where the device is intended for the treatment of a disease or condition that occurs in pediatric patients and such device is labeled for use in pediatric patients. If the FDA determines that a HUD meets the eligibility criteria, the HUD is permitted to be sold for profit so long as the number of devices distributed in any calendar year does not exceed the Annual Distribution Number (“ADN”). The ADN is defined as the number of devices reasonably needed to treat a population of 8,000 individuals per year in the U.S.

On February 18, 2016, the FDA approved our HDE supplement to revise the labeled indications of use for Epicel to specifically include pediatric patients. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with large burns treated with Epicel relative to standard care. Because of the change in the label to specifically include use in pediatric patients, Epicel is no longer subject to the HDE profit restrictions. In conjunction with adding the pediatric labeling and meeting the pediatric eligibility criteria, the FDA has determined the ADN number for Epicel to be 360,400 which is approximately 30 times larger than the volume of grafts sold in 2021. We currently have a fifteen person burn field force comprised of seven account managers and eight burn clinical specialists, led by two regional directors, a national account development director and one national sales director.

NexoBrid

Our development portfolio includes NexoBrid, a registration-stage, topically-administered biological product that enzymatically removes nonviable burn tissue, or eschar, in patients with deep partial and full-thickness thermal burns. We have entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid and any improvements to the product in North America, if approved. On June 29, 2021, the Company announced that MediWound had received a CRL from the FDA with respect to the BLA, which MediWound had previously submitted to the FDA seeking marketing approval for the product in the U.S. As part of the CRL, the FDA communicated to MediWound that it had completed its review of the BLA, as amended, and had determined that it could not approve the BLA in its then form. We have continued to work with MediWound, BARDA and the FDA to address the issues identified in the CRL. On July 1, 2022, Vericel and MediWound submitted a BLA resubmission to the FDA to address and respond to the issues identified by the FDA in the CRL. Subsequently, the FDA informed us that is has accepted the resubmission for review and has established a Prescription Drug User Fee Act (“PDUFA”) date for completing that review of January 1, 2023.

NexoBrid is approved in the European Union (“EU”) and other international markets and has been designated as an orphan biologic in the U.S., EU and other international markets. Pursuant to the terms of our existing license agreement, if the BLA is approved, MediWound will transfer the BLA to us and we will market NexoBrid in the U.S. Both MediWound and Vericel, under the supervision of a Central Steering Committee comprised of members of both companies will continue to guide development of NexoBrid in North America. Under our license agreement with MediWound, since 2020 NexoBrid has been manufactured for BARDA prior to approval by the FDA under an emergency use authorization. Additional quantities of NexoBrid may be manufactured for BARDA in the future pursuant to the terms of its agreement with MediWound.

Results of Operations

The following is a summary of our condensed consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Total revenue	$38,551	$34,506	$4,045	11.7%	$111,671	$108,593	$3,078	2.8%
Cost of product sales	13,318	12,408	910	7.3%	40,132	36,600	3,532	9.7%
Gross profit	25,233	22,098	3,135	14.2%	71,539	71,993	(454)	(0.6)%
Research and development	5,046	4,284	762	17.8%	14,698	12,363	2,335	18.9%
Selling, general and administrative	26,975	22,775	4,200	18.4%	79,984	71,625	8,359	11.7%
Total operating expenses	32,021	27,059	4,962	18.3%	94,682	83,988	10,694	12.7%
Loss from operations	(6,788)	(4,961)	(1,827)	36.8%	(23,143)	(11,995)	(11,148)	92.9%
Total other income	232	30	202	673.3%	533	204	329	161.3%
Income tax expense	21	—	21	100.0%	21	215	(194)	(90.2)%
Net loss	$(6,577)	$(4,931)	$(1,646)	33.4%	$(22,631)	$(12,006)	$(10,625)	88.5%

Comparison of the Periods Ended September 30, 2022 and 2021

Total Revenue

Revenue by product for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by product (In thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
MACI	$31,009	$23,881	$7,128	29.8%	$85,617	$74,203	$11,414	15.4%
Epicel	7,317	9,837	(2,520)	(25.6)%	25,387	31,822	(6,435)	(20.2)%
NexoBrid	225	788	(563)	(71.4)%	667	2,568	(1,901)	(74.0)%
Total Revenue	$38,551	$34,506	$4,045	11.7%	$111,671	$108,593	$3,078	2.8%

Total revenue increase for the three and nine months ended September 30, 2022 compared to the same periods in 2021, was driven by MACI volume and price growth, offset primarily by lower Epicel volume and lower revenue associated with the delivery of NexoBrid to BARDA for emergency response preparedness.

Seasonality. The effects of the ongoing COVID-19 pandemic have disrupted the normal seasonality of our MACI business at times over the past thirty-one months. These effects have included, among others, periodic restrictions on the performance of elective surgical procedures throughout the country, the unavailability of physicians and/or changes to their treatment prioritizations, reductions in the levels of healthcare facility staffing and, in certain instances, the willingness or ability of patients to seek treatment and the inability of our clinical account specialists to call on surgeon customers. Over the last five years, ACI (MACI and Carticel prior to replacement) sales volumes from the first through the fourth quarter on average represented 19% (16%-21% range), 22% (16%-25% range), 23% (21%-26% range) and 36% (33%-38% range) respectively, of total annual volumes. MACI orders are normally stronger in the fourth quarter due to several factors including the satisfaction by patients of insurance deductible limits and the time of year patients prefer to start rehabilitation. Because of the effects of the COVID-19 pandemic, the MACI business seasonality in 2021 and 2020 did not follow our historical patterns, and while 2022 thus far has seen a return to more normal MACI ordering patterns, seasonality in 2022 could again be impacted by COVID-19 related factors. Due to the low incidence and variable occurrence of severe burns, Epicel revenue has inherent variability from quarter-to-quarter and does not exhibit significant seasonality.

Gross Profit

Gross profit increased for the three months ended September 30, 2022 compared to the same period in 2021, driven by higher MACI volume and price growth, offset by lower Epicel labor utilization, raw material price increases and higher external storage and manufacturing facility costs.

Gross profit was similar for the nine months ended September 30, 2022 compared to the same period in 2021, as lower Epicel labor utilization, raw material price increases and higher external storage and manufacturing facility costs offset higher MACI volume.

Research and Development Expenses

The following table summarizes research and development expenses, which include license fees, materials, professional fees and an allocation of employee-related salary and fringe benefit costs for our research and development projects:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
MACI	$3,000	$2,572	$428	16.6%	$8,961	$6,993	$1,968	28.1%
Epicel	1,166	992	174	17.5%	3,624	3,157	467	14.8%
NexoBrid	880	720	160	22.2%	2,113	2,213	(100)	(4.5)%
Total research and development expenses	$5,046	$4,284	$762	17.8%	$14,698	$12,363	$2,335	18.9%

Research and development expenses for the three months ended September 30, 2022 were $5.0 million, compared to $4.3 million for the same period in 2021. Research and development costs continue to be centered around process development, and regulatory and medical affairs for MACI and Epicel. The increase is primarily due to increased headcount and stock-based compensation expense.

Research and development expenses for the nine months ended September 30, 2022 were $14.7 million, compared to $12.4 million for the same period in 2021. The increase is primarily due to an increase of $0.9 million in stock-based compensation expense, additional spend on the design of instruments to be used in connection with the potential arthroscopic delivery of MACI to the knee, if approved by the FDA, and increased headcount, partially offset by reimbursement of expenses related to the BLA resubmission.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2022 were $27.0 million compared to $22.8 million for the same period in 2021. The increase in selling, general and administrative expenses was primarily due to an increase of $0.6 million in stock-based compensation expenses, increased headcount, an increase in travel and in-person events including more physician engagement and educational programs in addition to higher depreciation related to the new office space in Cambridge, Massachusetts.

Selling, general and administrative expenses for the nine months ended September 30, 2022 were $80.0 million compared to $71.6 million for the same period in 2021. The increase in selling, general and administrative expenses was primarily due to an increase of $2.4 million in stock-based compensation expenses, increased headcount, an increase in travel and in-person events including more physician engagement and educational programs in addition to higher depreciation related to the new office space in Cambridge, Massachusetts.

Total Other Income (Expense)

The change in other income (expense) for the three and nine months ended September 30, 2022, compared to the same periods in 2021 was due primarily to fluctuations in the rates of return on our investments in various marketable debt securities and interest expense related to our Revolving Credit Agreement.

Income Tax Expense

For the three months ended September 30, 2022, less than $0.02 million income tax expense was recorded and no expense for income taxes was recognized for the same period in 2021. Less than $0.02 million income tax expense was recorded for the nine months ended September 30, 2022, compared to $0.2 million recorded for the nine months ended September 30, 2021, respectively.

Stock-Based Compensation Expense

Non-cash stock-based compensation expense is summarized in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Cost of product sales	$840	$1,114	$(274)	(24.6)%	$2,992	$3,313	$(321)	(9.7)%
Research and development	1,273	1,126	147	13.1%	4,143	3,222	921	28.6%
Selling, general and administrative	6,991	6,356	635	10.0%	22,308	19,946	2,362	11.8%
Total non-cash stock-based compensation expense	$9,104	$8,596	$508	5.9%	$29,443	$26,481	$2,962	11.2%

The increase in stock-based compensation expense for the three and nine months ended September 30, 2022 compared to the same periods in 2021, was due primarily to fluctuations in stock prices which impact the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$10,712	$18,489
Net cash used in investing activities	(14,477)	(5,386)
Net cash provided by financing activities	440	7,830
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(3,325)	$20,933

Net Cash Provided by Operating Activities

Our cash and cash equivalents totaled $65.2 million, short-term investments totaled $45.7 million and long-term investments totaled $21.7 million as of September 30, 2022. The $10.7 million of cash provided by operations during the nine months ended September 30, 2022 was primarily the result of non-cash charges of $29.4 million related to stock-based compensation expense, $3.1 million of operating lease amortization and $2.9 million in depreciation and amortization expense, offset by a net loss of $22.6 million and a net decrease of $2.5 million related to movements in our working capital accounts. The overall decrease in cash from our working capital accounts was primarily driven by an increase in inventory due to increased production needs and payments on operating leases offset by a decrease in accounts receivable due to cash collections.

Our cash, cash equivalents and restricted cash totaled $54.8 million, short-term investments totaled $43.7 million and long-term investments totaled $20.2 million as of September 30, 2021. The $18.5 million of cash provided by operations during the nine months ended September 30, 2021, was primarily the result of non-cash charges of $26.5 million related to stock compensation expense, $3.4 million of operating lease amortization, and $2.2 million in depreciation and amortization expense, offset by a net loss of $12.0 million, and a net decrease of $2.3 million related to movement in our working capital accounts. The overall decrease in cash from our working capital accounts was primarily driven by a decrease in accounts receivable due to cash collections, an increase in inventory due to increased production needs, and payments on operating leases.

Net Cash Used In Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 was the result of $44.0 million in investment purchases and $6.5 million of property and equipment purchases primarily for manufacturing upgrades and leasehold improvements, offset by $35.9 million of investment sales and maturities.

Net cash used in investing activities during the nine months ended September 30, 2021 was the result of $49.4 million in investments purchases and equipment purchases of $6.9 million, primarily for manufacturing upgrades and leasehold improvements, offset by $50.9 million of investment sales and maturities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was the result of net proceeds from the exercise of stock options and the employee stock purchase plan of $3.0 million, offset by payments of employee withholding taxes related to the vesting of restricted stock units of $1.5 million and payments of debt issuance costs of $1.1 million.

Net cash provided by financing activities during the nine months ended September 30, 2021 was primarily the result of net proceeds from the exercise of stock options of $9.7 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $1.6 million.

Liquidity

Since our acquisition of MACI and Epicel in 2014, our primary focus has been to invest in our existing commercial business with the goal of growing revenue. We have raised significant funds in order to complete our product development programs and to market and commercialize our products, including NexoBrid. To date, we have financed our operations primarily through cash received through Epicel and MACI sales, debt and public and private sales of our equity securities. We generated $10.7 million in operating cash flows during the nine months ended September 30, 2022, and we may finance our operations through the sales of equity securities, revolver borrowings or other debt financings.

We believe that our current cash on hand, cash equivalents, investments, and available borrowing capacity will be sufficient to support our current operations through at least 12 months from the issuance of these condensed consolidated financial statements. However, the continuing effects of the ongoing COVID-19 pandemic continue to evolve and may adversely impact our business and operations. Our actual cash requirements may differ from projections and will depend on many factors, including any future impacts of the COVID-19 pandemic, the level and pace of future research and development efforts, the scope and results of ongoing and potential clinical trials, the costs involved in filing, prosecuting and enforcing patents, the need for additional manufacturing capacity, competing technological and market developments, costs associated with possible acquisitions or development of complementary business activities, and the cost to market our products.

As of September 30, 2022, we were not party to any off-balance sheet arrangements.

Sources of Capital

On August 27, 2021, we entered into a Sales Agreement with SVB Leerink LLC, as sales agent (“SVB Leerink”), pursuant to which we may offer and sell up to $200.0 million of shares of our common stock, no par value per share (“ATM Shares”). The ATM Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to an automatically effective shelf registration statement on Form S-3ASR (File No. 333-259119) filed by us on August 27, 2021, which expires three years from the filing date. We also filed a prospectus supplement relating to the offering and sale of the ATM Shares on August 27, 2021. We are not obligated to make any sales of ATM Shares, and SVB Leerink is not required to sell any specific number or dollar amount of the ATM Shares under the Sales Agreement. As of September 30, 2022, we have sold no shares pursuant to the Sales Agreement.

On July 29, 2022, we entered into a $150.0 million five-year senior secured revolving credit agreement by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent

(the “Revolving Credit Agreement”). We have no immediate plans to borrow under the Revolving Credit Agreement, but we may use the facility for working capital needs and other general corporate purposes. As of September 30, 2022, there are no outstanding borrowings under the Revolving Credit Agreement, and we are in compliance with all applicable covenant requirements. See Note 9, “Revolving Credit Agreement” in the accompanying condensed consolidated financial statements for further details.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth in the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes, outside of the ordinary course of business, to our contractual obligations and commitments since December 31, 2021, except as discussed in Note 5, “Leases” and Note 9, “Revolving Credit Agreement” in the accompanying condensed consolidated financial statements.

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

There have been no material changes to our critical accounting policies and estimates in the nine months ended September 30, 2022. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2021.

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
•our liquidity and our ability to satisfy obligations of our Revolving Credit Agreement as they become due;
•our ability to comply with the financial and other covenants in our Revolving Credit Agreement;
•our exposure to risk as a result of potential changes in interest rates;
•reimbursement for our products;
•the timing of the FDA’s review of the NexoBrid BLA resubmission;
•expectations regarding approval by the FDA of the NexoBrid BLA resubmission;
•product development and marketing plans;
•features and successes of our therapies;
•clinical trial plans, including publication thereof;
•the effects of the ongoing COVID-19 pandemic on our business, including economic slowdowns or recessions, impacts to our operations or to the healthcare industry generally, which could reduce demand for our products;
•anticipated inflationary pressures and our responses thereto as well as other unfavorable global and regional economic conditions, geopolitical events, and military conflicts, such as repercussions from the ongoing war in Ukraine;
•anticipation of future losses;
•replacement of manufacturing sources;
•commercialization plans; or
•revenue expectations and operating results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposures to market risk have not changed materially since December 31, 2021, except as discussed below.

Interest Rate Risk

Revolving Credit Agreement

We are subject to interest rate risks in connection with our Revolving Credit Agreement, which is variable rate indebtedness. As of September 30, 2022, there were no borrowings outstanding under the Revolving Credit Agreement. To the extent that we have outstanding borrowings under the Revolving Credit Agreement, we may increase our exposure to risk from interest rate fluctuations which may have a negative impact on our earnings and cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of September 30, 2022, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not party to any material legal proceedings, although from time-to-time we may become involved in disputes in connection with the operation of our business.

Item 1A. Risk Factors

Factors that could cause the Company’s actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 24, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except as follows.

Our Revolving Credit Agreement contains covenant restrictions that may limit our ability to operate our business.

The terms of our Revolving Credit Agreement, contain, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to: (i) incur additional indebtedness (ii) create liens; (iii) consolidate, merge, sell or otherwise dispose of all, or substantially all, of our assets; (iv) sell certain assets; (v) pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; (vi) make certain investments; (vii) repay subordinated indebtedness prior to stated maturity; and (viii) enter into certain transactions with our affiliates. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing as needed, may be restricted. Furthermore, our failure to comply with our debt covenants could result in a default under our Revolving Credit Agreement, which could permit the holders to accelerate our obligation to repay any borrowings.

We may incur substantial indebtedness.

On July 29, 2022, we entered into a $150.0 million five-year senior secured Revolving Credit Agreement. As of September 30, 2022, we had no outstanding borrowings under the Revolving Credit Agreement. We may be exposed to the impact of interest rate changes primarily through our borrowing activities. Subject to the limits contained in the Revolving Credit Agreement, we may incur substantial additional debt from time-to-time for general corporate purposes, including, without limitation, acquisitions and capital expenditures, and such other uses as permitted under the Revolving Credit Agreement. If we do so, the risks related to our debt could intensify. Specifically, our debt could have important consequences to our investors, including the following:

•making it more difficult for us to satisfy our obligations under the Revolving Credit Agreement; and if we fail to comply with these requirements, an event of default could result;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, or other general corporate requirements;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•increasing our vulnerability to general adverse economic and industry conditions;
•exposing us to the risk of increased interest rates as borrowings under our Revolving Credit Agreement are subject to floating interest rates based on SOFR, which could increase the cost of servicing our financial instruments and could materially reduce our profitability and cash flows;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors; and
•increasing our cost of borrowing.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing war between Russia and Ukraine, and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the war in Ukraine, geopolitical tensions, or record inflation.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. In February 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the war in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has contributed to record inflation globally. We are continuing to monitor inflation, the situation in Ukraine and global capital markets and assessing the potential impact on our business.

Although, to date, our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, geopolitical tensions, or record inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the war in Ukraine, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

We have continued to work with MediWound, BARDA and the FDA to address the issues identified in the CRL, and on July 1, 2022, Vericel and MediWound submitted a BLA resubmission to the FDA to address and respond to the issues identified by the FDA in the CRL. Subsequently, the FDA informed us that it has accepted the resubmission for review and has established a PDUFA date for completing that review of January 1, 2023. We cannot predict the likelihood that the FDA will ultimately approve the NexoBrid BLA. In addition, if approval to market NexoBrid is sought in Mexico or Canada, we cannot predict how long regulatory authorities in those countries will take to provide NexoBrid with marketing authorization in their jurisdictions or whether such authorizations will be granted at all. A significant delay or a failure to receive regulatory approval for NexoBrid in the U.S. may have a material adverse impact on our business prospects.

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

10.12†
Revolving Credit Agreement, dated as of July 29, 2022, by and among Vericel Corporation, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent, sole bookrunner and sole lead arranger.

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

* Filed herewith.
† Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(10)(iv), as applicable, of Regulation S-K. The Company agrees to furnish an unredacted, supplemental copy (including any omitted schedule or attachment) to the SEC upon request. Redactions and omissions are designated with brackets containing asterisks.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2022

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOSEPH A. MARA
Joseph A. Mara
Chief Financial Officer
(Principal Financial Officer)