Form 10-K
period 2022-12-31
Vericel Corp
filed 2023-02-23
CIK 887359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock, no par value per share (“Common Stock”), held by non-affiliates of the registrant (based on the closing sales price of the Common Stock as reported on the NASDAQ Capital Market) on June 30, 2022 was approximately $1,178,602,023. This computation excludes shares of Common Stock held by each executive officer and director who may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 17, 2023, 47,364,276 shares of Common Stock, no par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference
Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended December 31, 2022, scheduled for May 3, 2023	Items 10, 11, 12, 13 and 14 of Part III

VERICEL CORPORATION
ANNUAL REPORT ON FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the documents incorporated by reference herein, contains certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “projects,” “trends,” “opportunity,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “target,” “achieve,” “continuing,” “ongoing,” and similar words or phrases, or future or conditional verbs such as “would,” “should,” “could,” “may,” or similar expressions. Among the factors that could cause actual results to differ materially from those set forth in the forward-looking statements include, but are not limited to, uncertainties associated with our expectations regarding future revenue, growth in revenue, market penetration for MACI®, Epicel®, and NexoBrid®, growth in profit, gross margins and operating margins, the ability to achieve or sustain profitability, the expected target surgeon audience, potential fluctuations in sales and volumes and our results of operations over the course of the year, timing and conduct of clinical trial and product development activities, timing and likelihood of the FDA’s potential approval of the arthroscopic delivery of MACI to the knee or the use of MACI to treat cartilage defects in the ankle, the estimate of the commercial growth potential of our products and product candidates, competitive developments, changes in third-party coverage and reimbursement, the ultimate timing of the commercial launch of NexoBrid in the United States, physician and burn center adoption of NexoBrid, supply chain disruptions or other events affecting MediWound Ltd.’s ability to manufacture and supply sufficient quantities of NexoBrid to meet customer demand, negative impacts on the global economy and capital markets resulting from the conflict in Ukraine, global geopolitical tensions or record inflation and the ongoing or future impacts of the COVID-19 pandemic on our business or the economy generally. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties, which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in our Annual Report on Form 10-K under “Part I, Item 1A Risk Factors.”

Because our forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different and any or all of our forward-looking statements may turn out to be wrong. Forward-looking statements speak only as of the date made and can be affected by assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in our Annual Report on Form 10-K will be important in determining future results. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. Consequently, we cannot assure you that our expectations or forecasts expressed in such forward-looking statements will be achieved. Except as required by law, we undertake no obligation to publicly update any of our forward-looking or other statements, whether as a result of new information, future events, or otherwise.

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

Market Data and Industry Forecasts and Projections

We use market data and industry forecasts and projections throughout this Annual Report on Form 10-K, and in particular in “Part I - Item 1. - Business.” We have obtained the market data from certain publicly available sources of information, including publicly available independent industry publications and other third-party sources. Unless otherwise indicated, statements in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and competitive position, business opportunity and market size, growth and share, are based on information from independent industry organizations and other third-party sources (including industry publications, surveys and forecasts), data from our internal research and management estimates. We believe the data that third parties have compiled is reliable, but we have not independently verified the accuracy of this information and there is no assurance that any of the forecasted amounts will be achieved. Any forecasts are based on data (including third-party data), models and experience of various professionals and are based on various assumptions, all of which are subject to change without notice. While we are not aware of any misstatements regarding the industry data presented herein, forecasts, assumptions, expectations, beliefs, estimates and projections involve risks and uncertainties and are subject to change based on various factors, including those described under the heading “Forward-Looking Statements - Cautionary Language” and in “Part I - Item 1A. Risk Factors.”

PART I

Item 1. Business

General Information

Vericel Corporation is a fully-integrated, commercial-stage biopharmaceutical company and a leader in advanced therapies for the sports medicine and severe burn care markets. We currently market two U.S. Food and Drug Administration (“FDA”) approved autologous cell therapy products and also market one specialty biologic product in the U.S. MACI® (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Epicel® (cultured epidermal autografts) is a permanent skin replacement Humanitarian Use Device (“HUD”) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (“TBSA”). We also hold an exclusive license from MediWound Ltd. (“MediWound”) for North American rights to NexoBrid® (anacaulase-bcdb). On December 28, 2022, the FDA approved a Biologics License Application (“BLA”) for NexoBrid, granting a license for commercial use of the product in the U.S. NexoBrid is a topically-administered biological product containing proteolytic enzymes and is indicated for the removal of eschar in adults with deep partial thickness and/or full thickness thermal burns. We expect to begin commercial sales of NexoBrid in the U.S. during the second quarter of 2023.

Our Strategy

Our objective is to become the leading developer in advanced therapies for the sports medicine and severe burn care markets. To achieve this objective, we intend to:

•Increase MACI revenue by increasing the number of surgeons implanting MACI and the average number of implants per surgeon, seeking to expand the clinical indications for which the MACI procedure is approved, and optimizing the ease of use of the MACI procedure for surgeons through, among other efforts, developing and potentially commercializing an arthroscopic delivery method for MACI;
•Increase Epicel revenue by expanding the number of burn centers and surgeons consistently using Epicel;
•Develop a new source of revenue from the commercialization of NexoBrid which will be marketed in the U.S. for the removal of eschar; and
•Generate positive operating income and cash flow.

COVID-19

In March 2020, the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) to be a pandemic. This pandemic has contributed to an economic downturn on a global scale, as well as significant volatility in the financial markets. Since the pandemic’s inception, and at times, there has been significant volatility in our results of operations on a quarterly basis due to the widespread and periodic cancellation or delay of elective MACI surgical procedures throughout the U.S., staffing shortages and our ability to access customers.

At the outset of the pandemic, we put in place a comprehensive workplace protection plan, which instituted protective measures in response to the spread of the COVID-19 virus. Our workplace protection plan has closely followed fluctuating guidance issued by the Centers for Disease Control and Prevention (“CDC”) and has complied with applicable federal and state law. To date, we have been successful in sustaining our operations and providing our products to patients in need. Although most of the protective measures initially put into place are no longer required because of the pandemic’s waning effects, we continue to review our policies and procedures regularly, including our workplace protection plan, and we may take additional actions in the future to the extent required.

We continue to manufacture MACI and Epicel and have begun efforts to commercialize NexoBrid in North America following the FDA’s approval of the submitted BLA on December 28, 2022. We maintain a significant safety stock of all key raw materials, and we do not expect that current global supply chain interruptions will impact our ongoing manufacturing operations of MACI and Epicel. Additionally, although we have not experienced material shipping delays, significant disruption of air travel could result in the inability to deliver MACI or Epicel final products to customer sites within appropriate timeframes, which could adversely impact our business. Currently, we are not aware of COVID-19 related impacts on our distributors, operations or third-party service providers’ ability to manage patient cases. With the recent FDA approval of NexoBrid, MediWound has begun preparations to manufacture and supply sufficient quantities of NexoBrid to meet customer demand. To date, MediWound has not indicated that it expects pandemic-related disruptions to affect its ability to manufacture and supply NexoBrid.

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

The War in Ukraine

The ongoing war between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are continuing to create substantial uncertainty in the global economy and have resulted in heightened inflation and supply chain disruptions. While we do not have operations in Russia or Ukraine and do not have exposure to distributors, or third-party service providers in Russia or Ukraine, we are unable to predict the ultimate impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows as of the date of these consolidated financial statements.

Manufacturing

We have a cell manufacturing facility in Cambridge, Massachusetts, which is used for U.S. manufacturing and distribution of MACI and Epicel. The manufacturing process for NexoBrid is conducted by MediWound, primarily at manufacturing locations in Israel. Certain raw materials utilized in NexoBrid’s manufacture, including the supply of the active ingredient bromelain are obtained from Taiwan.

Product Portfolio

Our marketed products include two FDA-approved autologous cell therapies: MACI, a third-generation autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults; and Epicel, a permanent skin replacement for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of TBSA and a specialty biologic: NexoBrid, a biological orphan product containing proteolytic enzymes indicated for eschar removal in adults with deep partial-thickness and/or full-thickness burn. Both autologous cell therapy products are currently manufactured and marketed in the U.S. In addition, we have entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. On December 28, 2022, the FDA approved a BLA for NexoBrid, granting a license for commercial use of the product in the U.S. NexoBrid is a topically-administered biological product containing proteolytic enzymes and is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. We expect to begin commercial sales of NexoBrid in the U.S. during the second quarter of 2023.

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

Carticel was the first FDA-approved autologous cartilage repair product for the repair of symptomatic cartilage defects and was indicated for the repair of symptomatic cartilage defects of the femoral condyle (medial, lateral or trochlea) caused by acute or repetitive trauma, in patients who have had an inadequate response to a prior arthroscopic or other surgical repair procedure such as debridement (the removal of damaged or defective cartilage), microfracture (the creation of tiny fractures in the bone to encourage new cartilage), drilling/abrasion arthroplasty, or osteochondral allograft/autograft. Carticel received a BLA approval in 1997, and was marketed in the U.S. by Vericel through the second quarter of 2017. The FDA approved MACI on December 13, 2016.

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

The pivotal clinical trial supporting MACI registration in Europe and approval in the U.S., the Superiority of MACI Implant versus Microfracture Treatment in patients with symptomatic articular cartilage defects in the knee (“SUMMIT”) trial, was completed in 2012. Analysis of this 144-patient study demonstrated at Week 104 a statistically significant greater improvement in the co-primary endpoint of pain and function for those patients treated with MACI compared to microfracture.

MACI became commercially available in the European Union (the “EU”) in 2001 and in Australia in 2002, prior to promulgation of regulations requiring marketing authorizations for cell therapies in those markets. MACI received marketing authorization in Europe in June 2013, by meeting the requirements of the Advanced Therapy and Medicinal Product (“ATMP”) guidelines based on the results of the SUMMIT trial in which MACI was manufactured at, and supplied from, our Cambridge, Massachusetts site. We suspended the marketing of MACI in Europe in September 2014, primarily due to an unfavorable pricing environment. Lifting of the suspension would have required the registration of a new manufacturing facility in Europe prior to the five-year renewal deadline of June 2018, which was not feasible. Consequently, the European manufacturing authorization for MACI expired by its terms at the end of June 2018. Australian operations and the commercialization of MACI in that country was discontinued prior to our acquisition of the product in 2014.

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

In the U.S., the target audience of physicians that repair cartilage defects consists of approximately 5,000 orthopedic surgeons and is divided into two segments: a group of orthopedic surgeons who self-identify and/or have a formal specialty as sports medicine physicians, and a subpopulation of general orthopedic surgeons who perform a high volume of cartilage repair procedures. As of the date of this report, we have approximately 75 MACI sales representatives to enable the sales force to reach our target audience. Most private payers have a medical policy that covers treatment with MACI, with the top 30 largest commercial payers having a formal medical policy for MACI or ACI in general. With respect to private commercial payers that have not yet approved a medical policy for MACI, we often obtain approval on a case-by-case basis.

The effects of the COVID-19 pandemic have, at times, disrupted the normal seasonality of our MACI business. These effects included, among others, the temporary limitation of elective surgical procedures throughout the country, staffing shortages throughout the healthcare industry, the inability of our sales representatives to call on surgeon customers and temporary fluctuations in the number of patients seeking treatment for cartilage damage. In previous years, the volume of our

MACI business has varied significantly by quarter due to several factors including insurance deductible limits and the time of year patients prefer to start rehabilitation. In the last five years through 2022, MACI sales volumes from the first through the fourth quarter have on average represented 20% (18%-21% range), 21% (16%-24% range), 24% (21%-26% range) and 35% (33%-38% range) respectively, of total annual volumes. The widespread effects of the COVID-19 pandemic impacted the seasonality in 2022 and 2021.

Seasonal sales patterns and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows. We expect to continue to experience this seasonality effect in subsequent years.

As discussed more fully above, MACI is currently implanted into the patient’s cartilage defect through an open surgical procedure. We are currently evaluating the potential for the arthroscopic delivery of MACI to the cartilage defect – a procedure in which a surgeon can evaluate, prepare and treat the defect under direct vision using specialized instruments delivered through a number of smaller incisions or portals. The arthroscopic delivery of MACI could increase the ease of MACI’s use for physicians and reduce both the length of the procedure and a patient’s post-operative pain and recovery. We have designed and are currently developing novel and specialized instruments to be used in and to help facilitate such a procedure. We have recently discussed with the FDA a non-clinical regulatory strategy to support the potential inclusion of arthroscopic delivery in MACI’s approved labeling. Specifically, following a Type C meeting with the FDA, we intend to initiate a human factors validation study, coupled with published literature, to support expanding the MACI label to include arthroscopic administration of MACI for the treatment of cartilage defects of the knee, and expect an accelerated potential commercial launch of arthroscopic MACI in 2024. Based on the results of conducted market research, we believe the addition of an arthroscopic MACI delivery option could result in a significant expansion of the number of surgeons performing MACI, and the number of MACI procedures conducted in the U.S. each year. This assessment is further supported by European and Australian studies comparing arthroscopic MACI to the open-knee approach, that showed arthroscopic delivery of the MACI implant to be less invasive, potentially resulting in less surgical time, less postoperative pain, less surgical site morbidity, and faster surgical recovery. Additional studies also showed improved clinical and radiologic outcomes over a two year period in patients undergoing arthroscopic MACI.

We also are evaluating the feasibility and potential market opportunity involved in delivering MACI treatment to patients suffering from cartilage damage in the ankle. We believe that this potential lifecycle enhancement and indication expansion for MACI will require the conduct of an additional randomized clinical trial concerning the product’s use in the ankle. We expect to obtain pre-IND advice from the FDA during the first half of 2023 to discuss the MACI development program for the treatment of cartilage defects in the ankle. According to a 2021 external market study, approximately 165,000 patients undergo ankle resurfacing procedures in the U.S. each year. Of these, approximately 66,000 patients may be considered clinically appropriate for MACI treatment in the ankle, should MACI be FDA approved in that clinical indication. Of that number, approximately 18,000 of these patients possess larger lesions and are likely to secure insurance authorization for MACI.

Epicel

Epicel (cultured epidermal autografts) is a permanent skin replacement for deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of TBSA. The extent of the skin surface that the burn affects is usually referred to as a percent of TBSA. Epicel is currently the only FDA-approved cultured epidermal autograft product available for large total surface area burns in both adult and pediatric patients.

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

Epicel is a cell-based product that is regulated by the Center for Biologics Evaluation and Research (“CBER”) of the FDA under medical device authorities. Epicel was designated as a HUD in 1998 and a Humanitarian Device Exemption (“HDE”) application for the product was submitted in 1999. HUDs are devices that are intended for diseases or conditions that affect fewer than 8,000 individuals annually in the U.S. Under an HDE approval, a HUD cannot be sold for an amount that exceeds the cost of research and development, fabrication and distribution unless certain conditions are met. A HUD is eligible to be sold for profit after receiving HDE approval if the device meets certain eligibility criteria, including where the device is intended for the treatment of a disease or condition that occurs in pediatric patients and such device is labeled for use in pediatric patients. If the FDA determines that a HUD meets the eligibility criteria, the HUD is permitted to be sold for profit so long as the number of devices distributed in any calendar year does not exceed the Annual Distribution Number (“ADN”). The ADN is defined as the number of devices reasonably needed to treat a population of 8,000 individuals per year in the U.S.

On February 18, 2016, the FDA approved our HDE supplement to revise the labeled indications of use for Epicel to specifically include pediatric patients. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with large burns treated with Epicel relative to standard care. Because of the change in the label to specifically include use in pediatric patients, Epicel is no longer subject to the HDE profit restrictions. In conjunction with adding the pediatric labeling and meeting the pediatric eligibility criteria, the FDA has determined the ADN number for Epicel to be 360,400 which is approximately 40 times larger than the volume of grafts sold in 2022. Our burn care field force is currently comprised of approximately 22 individuals, serving in account manager or sales representative roles, as well as two Regional Managers led by a Vice President of National Sales.

Market Opportunity for Epicel

Each year in the U.S., more than 40,000 people are hospitalized for burns. Approximately 1,500 of these patients are treated for burns covering more than 30% TBSA, the labeled indication for Epicel. Currently, the mortality rate for this group is approximately 34%, partially due to the inability to quickly close wounds because of the lack of remaining healthy tissue from which to harvest autografts. Although age can vary, the typical Epicel patient is young and has suffered full-thickness burns due to a wide variety of occupational, household or vehicular accidents. Many of the most severely burned patients are medivac transported to one of the approximately 140 specialized burn centers across the U.S. While the average acute care hospital has less than three admissions for burns annually, these specialized burn centers average over 200 admissions per year.

Relative to clinical need, we believe Epicel has been underutilized by burn centers due to the lack of a consistent promotional and educational effort prior to our acquisition of the product. We expect Epicel’s utility to continue to grow as commercial and medical efforts are appropriately dedicated to the product and the burn centers that use it to treat patients.

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

NexoBrid

Our portfolio of commercial products now includes NexoBrid (anacaulase-bcdb), a botanical drug product containing proteolytic enzymes, which was approved by the FDA on December 28, 2022, and is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. We have entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America.

The treatment pathway for burn patients is generally determined by the ultimate size and depth of a patient’s burn injury. Patients with full-thickness burn injuries of any size and partial-thickness burn injuries greater than 10% TBSA are most often transferred to specialized burn centers. These types of burn injuries, which damage the epidermal and dermal layers of the skin, require removal of the damaged tissue, or eschar, followed by grafting of the wound area to achieve closure of the wound. Early eschar removal and burn assessment are critical first steps in the treatment of burn patients. The early removal of eschar can help reduce inflammation, slow or stop burn progression and reduce the potential for infection and sepsis. Surgical excision of eschar, which involves slicing away the burn tissue until healthy tissue is reached, currently is the standard of care for the removal of eschar. There are limitations to this procedure, however, in that surgical excision is non-selective and can cause pain, blood loss and loss of healthy tissue. Currently, there also exist certain non-surgical approaches for the removal of eschar, which have limited efficacy and which have not been shown to reduce the need for surgical eschar removal.

In treating patients with deep partial-thickness and/or full thickness burns, NexoBrid works to selectively degrade eschar over the course of approximately four hours while preserving viable tissue. NexoBrid can be administered to an area of up to 20% body surface area, in two separate applications, at the patient’s bedside through a series of steps. First, pain management as practiced for extensive dressing changes of burn wounds is administered, the wound is cleaned, a dressing soaked with antibacterial solution is applied to the treatment area and a petrolatum ointment barrier is created. The NexoBrid lyophilized powder is then mixed with a gel vehicle and applied to the wound. After a film dressing is applied, NexoBrid is left in place for four hours, after which the dissolved eschar is removed by scraping it away with a sterile blunt-edged instrument.

Market Opportunity for NexoBrid

We believe NexoBrid has the potential to change the standard of care for the removal of eschar in hospitalized burn patients and treat a significant addressable market. With respect to NexoBrid, of the approximately 40,000 burn patients that are hospitalized in the U.S. each year the majority, over 30,000, will require some level of eschar removal. NexoBrid’s FDA approval acts to also expand our burn care franchise’s total addressable market, which will permit Vericel to treat a significantly larger segment of hospitalized burn patients than with Epicel alone. The expansion of our target addressable market supports a broader commercial footprint, and we believe that this larger share of voice may help drive both increased NexoBrid use as well as increased Epicel awareness throughout the burn care space. With NexoBrid’s approval, our cross-functional commercial launch activities for the product are underway, including education, training and engagement activities and the deployment of additional NexoBrid account managers.

The manufacturing process for NexoBrid is conducted by MediWound, primarily at manufacturing locations in Israel. Certain raw materials utilized in NexoBrid’s manufacture, including the supply of the active ingredient bromelain, are obtained from Taiwan. We expect to begin commercial sales of NexoBrid in the U.S. during the second quarter of 2023.

Pursuant to the terms of our existing license agreement, following the FDA approval of NexoBrid, MediWound transferred the BLA to Vericel effective February 20, 2023. MediWound and Vericel, under the supervision of a Central Steering Committee comprised of members of both companies will continue to guide development of NexoBrid in North America. Development of NexoBrid in North America will include discussion in 2023 with FDA on requirements for a supplemental BLA to expand the indication of NexoBrid to include pediatric patients. Under our license agreement with MediWound, NexoBrid has been manufactured for BARDA under an emergency use authorization since 2020. Additional quantities of NexoBrid may be manufactured for BARDA in the future pursuant to the terms of its agreement with MediWound.

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

Since 2019, we have had exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. We will need to comply with the terms of such agreements in order to maintain our rights to such patents as we commercialize NexoBrid in 2023.

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

Sales and Marketing

MACI, Epicel and NexoBrid are specialty products with focused physician and institutional call points. The MACI sales organization is comprised of approximately 75 Joint Restoration Territory Managers in nine geographical regions. Those Joint Restoration Territory Managers are managed by nine Regional Sales Directors and ultimately overseen by a Vice President of MACI National Sales. The current target audience is a concentrated (approximately 5,000) set of sports medicine and general orthopedic surgeons and their staffs.

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

Following the approval of NexoBrid, we are expanding the field force supporting our burn care franchise to approximately 22 individuals who will occupy account manager and sales representative roles. Certain of these individuals will have duties specific solely to the commercialization of NexoBrid. The burn care franchise is led by two Regional Managers, led by a Vice President of National Sales. There are approximately 140 specialized burn centers in the U.S., and a subset of these institutions regularly treat patients suffering from large TBSA burns. As a result, reaching target centers is feasible with a relatively small sales team. We sell Epicel directly to hospitals and burn centers based on contracted rates stated in an approved contract or an applicable purchase order with the hospital.

Government Regulation

Our research and development activities and the manufacturing and marketing of our products are subject to the laws and regulations of governmental authorities in the U.S. and other countries in which our products may be marketed. Specifically, in the U.S., the FDA regulates drugs, biologics and medical devices and requires new product approvals or clearances to assure the safety and effectiveness of these products. Governments in other countries have similar requirements for testing and marketing. In the U.S., in addition to meeting FDA regulations, we are also subject to other federal laws, such as the Occupational Safety and Health Act and the Environmental Protection Act, as well as certain state laws.

Some human cell or tissue products that are intended for implantation, transplantation, infusion, or transfer into a human recipient are regulated solely as human cell, tissue, and cellular and tissue-based products (“HCT/Ps”) and do not require the

FDA’s premarket review. If these cell or tissue products do not meet the FDA’s requirements for regulation solely as an HCT/P, they require FDA premarket review and marketing authorization. The types of marketing authorizations required for non HCT/P cell therapy products have evolved since cell therapy products were initially introduced. Epicel was approved by FDA’s Center for Devices and Radiological Health, as an HDE medical device in 2007, but now is regulated by CBER under the same medical device regulations. MACI, approved in 2016, is regulated by CBER as a combination cell therapy/device product and required an approved BLA to be marketed in the U.S. NexoBrid is regulated by FDA’s Center for Drug Evaluation and Research (“CDER”) as a botanical protein biologic and the BLA associated with it was approved by the FDA on December 28, 2022, paving the way for marketing and commercialization. Commercial production of these products needs to occur in FDA-registered facilities in compliance with cGMP requirements for biologics.

Regulatory Process

The FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act (“FFDCA”) and the Public Health Service Act (“PHSA”), and their implementing regulations. Obtaining approval of a BLA for a new biological product is a lengthy process, leading from the development of a new product through preclinical and clinical testing. This process takes several years and requires expenditure of significant resources. There can be no assurance that our current or future product candidates will ultimately receive approval.

The FFDCA, PHSA, and other federal and state statutes and regulations govern the research, testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, use, adverse event reporting, and advertising and promotion of our products. Noncompliance with applicable requirements can result in civil penalties, recalls, injunctions or seizures of products, refusal of the government to approve our product approval applications or to allow us to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

Product Approval

In order to obtain an FDA license for, or approval of, a new biological product, sponsors must submit proof of safety, purity and potency, or effectiveness. In most cases, such proof entails extensive nonclinical (also known as preclinical), studies in animal models and well-controlled clinical trials in human subjects. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive, can take several years to complete, and could have uncertain outcomes. The FDA regulatory review and approval process is complex and can result in requests for additional data, increased development costs, and time to market delays, or they could preclude us altogether from bringing to market new products. The FDA may also require post-marketing studies and risk evaluation and mitigation strategies (“REMS”) as conditions of approval. These requirements, if imposed, will add to the cost of regulatory compliance and the cost of selling, due to complex distribution and restricted commercial operations. Product approvals may be withdrawn if compliance with applicable regulations is not maintained or if safety issues are identified during routine safety monitoring following commercialization.

Adequate and well-controlled clinical studies are required by the FDA for approval of a BLA. To conduct a clinical trial in the U.S., the study sponsor is required to submit an Investigational New Drug (“IND”) application, including the study protocols, prior to commencing human clinical trials. The submission must be supported by data, typically including the results of nonclinical, manufacturing and laboratory testing. The conduct of the nonclinical tests must comply with Good Laboratory Practices, as well as applicable cGMP requirements. Long-term nonclinical testing, such as animal reproductive toxicity and carcinogenicity studies, is conducted if warranted, and its results are submitted in connection with the IND to support clinical investigations conducted to support a future BLA. Following the initial submission of the IND, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If questions or objections are not raised within that period, the clinical trial of the investigational product may commence according to the protocol submitted to the FDA and following Institutional Review Board (“IRB”) approvals for each of the clinical sites where the study will be conducted. Protocol amendments need to be submitted and approved by the IRB and/or FDA prior to implementation. We have recently discussed with the FDA a non-clinical regulatory strategy to support the potential inclusion of arthroscopic delivery in MACI’s approved labeling. Specifically, following a Type C meeting with the FDA, we are now planning to initiate a human factors validation study, coupled with published literature, to support expanding the MACI label to include arthroscopic administration of MACI for the treatment of cartilage defects of the knee, and we now anticipate an accelerated potential commercial launch of arthroscopic MACI in 2024. Clinical studies can also be conducted outside of the U.S. with or without a U.S. IND. However, a clinical trial application (“CTA”) or IND is required to be submitted to the local competent regulatory authority to begin conducting human clinical trials. The CTA has similar data requirements to those of an IND including the need for IRB and/or Ethics Committee approvals for investigational protocols.

MACI and NexoBrid are regulated by the FDA as biologics. For products that are regulated as biologics, the FDA requires: (i) nonclinical animal testing to establish a safety profile and/or a starting dose for initiation of clinical trials in humans; (ii) submission to the FDA of an IND application, which must become effective prior to the initiation of human clinical trials; (iii) adequate and well-controlled clinical trials to demonstrate the safety, purity and potency, or effectiveness, of the product for its intended use; (iv) submission to the FDA of a BLA; and (v) review and approval of the BLA, including pre-license inspections conducted by FDA of the facility that manufacturers the biological product or components of the biological product.

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

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials may be required by the FDA as a condition of approval and are used to gain additional information and data from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA has express statutory authority to require post-market clinical trials to address safety issues. All of these trials must be conducted in accordance with good clinical practice (“GCP”) requirements in order protect the health and safety of human subjects and for the data to be considered reliable for regulatory purposes.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the IND. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events; any findings from other studies, testing in laboratory animals or in vitro testing that suggests a significant risk for human subjects; or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

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

An unapproved drug being studied in clinical trials may be made available to individual patients in certain circumstances. Pursuant to the 21st Century Cures Act, or Cures Act, which was signed into law in December 2016, the manufacturer of an unapproved, investigational drug for a serious disease or condition is required to make public and readily available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies upon initiation of a Phase 2 or Phase 3 trial of the investigational drug.

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

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA review and approval of the BLA is required before marketing of the product may begin in the U.S. The BLA must include the results of all nonclinical, clinical, and other testing and a compilation of data relating to the quality and manufacture of the product, including, chemistry, manufacture, and controls information demonstrating the safety, purity and potency, or efficacy, of the product. The cost of preparing and submitting a BLA is substantial. Under federal law, the submission of most BLAs is subject to an application user fee, as well as an annual prescription drug product program user fee, which may total several million dollars; these fees generally are increased annually.

The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. Once the application is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs, including to review 90 percent of standard BLAs within 10 months from the date the application is accepted for filing. Although the FDA often meets its user fee performance goals, the FDA can extend these timelines as warranted. The FDA usually refers applications for novel biologics, or biologics which present difficult questions of safety or efficacy, to an advisory committee–typically a panel that includes clinicians and other experts –for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a BLA, the FDA will typically inspect one, or more, clinical sites to assure compliance with GCPs. Additionally, the FDA typically will inspect the facility or facilities at which the biologic is manufactured as part of a pre-license inspection. The FDA will not approve the product unless it verifies that compliance with cGMP requirements is satisfactory and that the BLA contains data that provides substantial evidence that the biologic is safe, pure, and potent, or effective, for its intended use.

For certain products, the FDA also will not approve the product if the manufacturer is not in compliance with Good Tissue Practice (“GTP”) requirements, GTP requirements are set forth in FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. To assure cGMP, GTP and GCP compliance, an applicant must expend significant time, money, and effort in the areas of training, record keeping, production, and quality control.

After the FDA evaluates the BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter means that the BLA will not be approved in its present form and generally outlines the deficiencies in the submission. Complete responses may require substantial additional testing, or information, in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction, the FDA will issue an approval letter. The agency generally will review such resubmissions within two or six months, depending on the type of information included in the resubmission. The FDA’s approval is never guaranteed, and the agency may refuse to approve a BLA if regulatory requirements are not satisfied.

An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. The approval of a biologic may be significantly more limited than requested in the application, including limitations on the specific diseases and dosages or the indications for use, which could restrict the commercial value of the product. The FDA may also require that certain contraindications, warnings, or precautions be included in the product labeling. In addition, as a condition of BLA approval, the FDA may require a REMS to help ensure that the benefits of the biologic outweigh potential risks. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, distribution controls, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS or use of a companion diagnostic with a biologic can materially affect the potential market and profitability of the biologic. Moreover, product approval may require, as a condition of approval, substantial post-approval testing and surveillance to monitor the biologic’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory requirements and standards is not maintained or problems are identified following initial marketing.

Under current requirements, facilities manufacturing biological products for commercial distribution must be registered with the FDA. In addition to the preclinical studies and clinical trials, the BLA includes a description of the facilities, equipment and personnel involved in the manufacturing process. A biologics license, which is the product’s approval, is granted on the basis of inspections of the applicant’s facilities. The primary focus of such inspections is compliance with cGMPs and the facility’s ability to consistently manufacture the product in the facility in accordance with the BLA. If the FDA finds the results of the inspection to be unsatisfactory, it may decline to approve the BLA, resulting in a delay in production and commercialization of products.

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

•A drug, or device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved, individually specified drug, or device, or biological product where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed (e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose); or

•Any investigational drug, device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

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

Accelerated Approval for Regenerative Advanced Therapies

As part of the Cures Act, Congress amended the FFDCA to create an accelerated approval pathway for regenerative advanced therapies, which include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Regenerative advanced therapies do not include those HCT/Ps regulated solely under section 361 of the Public Health Service Act and 21 CFR Part 1271. The new program is intended to facilitate efficient development and expedite review of regenerative advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A sponsor may request that the FDA designate a drug as a regenerative advanced therapy concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A new drug application or BLA for a regenerative advanced therapy may be eligible for priority review or accelerated approval through surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Therapies with a Regenerative Medicine Advanced Therapy (“RMAT”) designation will be eligible for accelerated approval through, as appropriate:

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

Except in certain circumstances, HUDs approved under an HDE cannot be sold for an amount that exceeds the costs of research and development, fabrication, and distribution of the device (i.e., for profit). Under the current HDE provision, as amended by the Food and Drug Administration Safety and Innovation Act (the “FDASIA”), a device is eligible to be sold for profit after receiving HDE approval if the device is intended for the treatment or diagnosis of a disease or condition that occurs in pediatric patients or in a pediatric subpopulation, and such device is labeled for use in pediatric patients or in a pediatric subpopulation in which the disease or condition occurs; or is intended for the treatment or diagnosis of a disease or condition that does not occur in pediatric patients or that occurs in pediatric patients in such numbers that the development of the device for such patients is impossible, highly impracticable, or unsafe. If the FDA determines that a HUD meets the eligibility criteria, the HUD is permitted to be sold for profit after receiving HDE approval as long as the number of devices distributed in any calendar year does not exceed the Annual Distribution Number (“ADN”) for the device. The holder of the HDE must immediately notify the FDA if the number of devices distributed during a calendar year exceeds the ADN. The ADN is determined by the FDA (i) when the agency approves the original HDE application, or (ii) when the agency approves an HDE supplement for an HDE approved before the enactment of FDASIA if the HDE holder seeks a determination based upon the profit-making eligibility criteria, and the FDA determines that the HUD meets the eligibility criteria.

FDA Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products and devices continues after approval, particularly with respect to cGMPs. We will rely, and expect to continue to rely, on third parties to manufacture or supply certain components, equipment, disposable devices, testing and other materials used in our manufacturing process for any products that we commercialize or may commercialize. With respect to NexoBrid, we will rely on MediWound to source supplies for the manufacture and to manufacture the product to support our commercialization efforts in the U.S. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. We cannot be certain that we, MediWound, or our present or future suppliers will be able to comply with the cGMP and other FDA regulatory requirements. Other post-approval requirements applicable to biological products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, monitoring and reporting of adverse effects, reporting updated safety and efficacy information, periodic reporting requirements and complying with electronic record and signature requirements. Similarly, there are a number of post-marketing requirements for devices, including medical device reporting regulations that require manufacturers to report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and corrections and removal reporting regulations that require manufacturers to report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health. Additionally, devices must comply with the cGMP requirements that are set forth in the FDA’s Quality System Regulation (QSR), including complaint handling and corrective and preventative actions.

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

Biological product and medical device manufacturers and other entities involved in the manufacture and distribution of approved biological products and devices are required to register their facilities with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval, with certain exceptions. For product manufactured outside the U.S., failure to comply with applicable regulatory requirements, including cGMPs, could result in FDA placing the manufacturing facility on an import alert, meaning that the product cannot be imported into the U.S. until the non-compliance with regulatory requirements is corrected to FDA’s satisfaction.

Pediatric Research Equity Act

Under the Pediatric Research Equity Act (“PREA”), a BLA or BLA supplement claiming a new indication must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, for a new product, new indication, or new dosage form. The intent of PREA is to compel sponsors whose products have pediatric applicability to study those products in pediatric populations, rather than ignoring pediatric indications for adult indications that could be more economically desirable. The FDA may grant deferrals for submission of data or full or partial waivers. By its terms, PREA does not apply to any biological product for an indication for which orphan designation has been granted, unless the FDA issues regulations saying otherwise. Because the FDA has not issued any such regulations, submission of a pediatric assessment is not required for an application to market a product for an orphan-designated indication, and waivers are not needed at this time. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of the FDA approval of the use of our current or future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. Patent term restoration can compensate for time lost during product development and the regulatory review process by returning up to five years of patent life for a patent that covers a new product or its use. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The period of patent term restoration is generally one-half the time between the effective date of an IND (falling after issuance of the patent) and the submission date of a BLA, plus the time between the submission date of the BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved biological product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent. The application for patent term extension is subject to approval by the U.S. Patent and Trademark Office, or PTO, in consultation with the FDA.

A biological product can obtain pediatric market exclusivity in the U.S. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Biosimilars

The Patient Protection and Affordable Care Act, or the Affordable Care Act (“ACA”), includes the Biologics Price Competition and Innovation Act of 2009. That Act created an approval pathway authorizing the FDA to approve biosimilars and interchangeable biosimilars. Biosimilars are biological products which are “highly similar” to a previously approved biologic product or “reference product” and for which there are no clinically meaningful differences between the biosimilar product and the reference product in terms of the safety, purity, and potency as shown through analytical studies, animal studies and a clinical study or studies. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biosimilar and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product.

Advertising and Promotion

The FDA closely regulates the post-approval marketing and promotion of biologics and devices including regulating through standards and regulations for direct-to-consumer advertising and promotional activities involving the internet. The agency also prohibits the off-label promotion of biologics and devices, and provides guidance on industry-sponsored scientific and educational activities to ensure that these activities are not promotional. Any claims we make for our products in advertising or promotion must be appropriately balanced with important safety information and otherwise adequately substantiated. Failure to comply with these requirements can result in adverse publicity and significant penalties, including the issuance of untitled or warning letters directing a company to correct deviations from FDA standards, corrective advertising, FDA pre-clearance of future advertising and promotional materials, injunctions, and federal and state civil and criminal investigations and prosecutions.

While doctors are free to prescribe any product approved by the FDA for use, a company can only make claims relating to safety and effectiveness of a biological product or device that are consistent with the FDA approval or clearance, and the company is allowed to actively market and promote a biological product or device only for the particular use and treatment approved or cleared by the FDA. For BLAs, changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission of a new BLA or BLA supplement and FDA approval before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs. Similarly, changes to approved or cleared devices may require FDA’s premarket review.

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

Other Healthcare Laws

In the U.S., the research, manufacturing, distribution, sale and promotion of biological products and devices are subject to regulation by various federal, state, and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other federal, state, and local government agencies. For example, sales, marketing, and scientific/educational grant programs must comply with the FFDCA, the Anti-Kickback Statute, as amended, the False Claims Act, as amended, the privacy regulations promulgated under the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

As noted above, in the U.S., we are subject to complex laws and regulations pertaining to healthcare “fraud and abuse,” including, but not limited to, the federal Anti-Kickback Statute, the federal False Claims Act, and other state and federal laws and regulations. The Anti-Kickback Statute makes it illegal for any person, including a medical device or biological product manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase or order of an item for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws and the potential for additional legal or regulatory change in this area, it is possible that our sales and marketing practices and/or our relationships with physicians might be challenged under anti-kickback laws, which could harm us. Because we commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we have developed and maintained a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we are subject.

The federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including medical devices or biological products, that are false or fraudulent. Although we would not submit claims directly to payers, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information, and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False

Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $12,537 and $25,076 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors, or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state, and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, a provision of the Patient Protection and Affordable Care Act, referred to as the Sunshine Act, requires biological product manufacturers to track and report to the federal government certain payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals in the previous calendar year. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse midwives). These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

International Regulation

In addition to regulations in the U.S., a variety of foreign regulations govern clinical trials, commercial sales, and distribution of product candidates. The marketing authorization approval process and requirements vary from country to country, and the review timelines may be longer or shorter than that required for FDA approval.

EU pharmaceutical legislation requires Marketing Authorization Holders (“MAH”) in the EU to comply with the Pediatric Investigational Plan (“PIP”) that is in place as a post-authorization commitment agreed with the Pediatric Committee (“PDCO”) within the European Medicines Agency (“EMA”) to undergo an initial license renewal procedure within five years after initial market authorization. In the case of MACI, which has a suspended license due to a European manufacturing facility closure, this would require the registration, qualification, and approval of an EU compliant cGMP manufacturing facility before the end of the applicable renewal period in June 2018. However, we did not take such actions prior to expiration, and therefore the EU marketing authorization for MACI expired in June 2018.

Pharmaceutical Coverage and Reimbursement

In the U.S. and other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers, including government health administrative authorities, managed care providers, private health insurers, and other organizations. Third-party payers are increasingly examining the medical necessity and cost effectiveness of medical products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Factors that payors consider in determining reimbursement are based on whether the product is (i) a covered benefit under its health plan; (ii) safe, effective, and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. Third-party reimbursement adequate to enable us to realize an appropriate return on our investment in research and product development may not be available for our products. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product and the level of coverage and reimbursement can differ significantly from payor to payor.

Healthcare Reform

In both the U.S. and certain foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes to the health care system. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In particular, on August 16, 2022, President Biden signed Public Law 117-169, commonly referred to as the Inflation Reduction Act of 2022 (“IRA”), which significantly impacts prescription drug costs and pricing. More specifically, the IRA for the first time allows the government to directly negotiate drug prices with manufacturers of certain “select drugs,” creates inflation rebates for Medicare drugs whose price increases faster than the rate of inflation, benchmarked to 2021, and restructures the Medicare Prescription Drug (Part D) program in significant ways. The Department of Health and Human Services is working to implement these changes and to provide the necessary detail and clarity as to how they will be applied. Once implemented, the IRA drug price negotiation and inflation rebate provisions may materially and adversely affect the price we receive for any of our product candidates.

There has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. At a federal level, President Biden signed an Executive Order on July 9, 2021 and again on October 14, 2022, affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; (ii) support the enactment of a public health insurance option, and (iii) take further steps to reduce drug prices beyond the changes approved by Congress in the IRA. Among other things, the Executive Orders also direct HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates.

There have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 (and later 2020 and 2021) reimbursement formula on specified covered outpatient drugs (“SCODs”). While the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision on July 31, 2020, the U.S. Supreme Court reversed the D.C. Circuit finding that the Secretary lacked the authority to set two different payment rates for SCODs (those purchased through the 340B program and those that were not). The case was remanded back to CMS on January 10, 2023 to determine the proper payment remedy for underpaid drug claims from FYs 2018-2021. However, it is unclear how these developments could affect covered hospitals that might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The main competing treatments for MACI in the U.S. are microfracture and osteochondral allograft. Microfracture, a minimally invasive procedure that can be performed during the initial arthroscopic procedure, involves creating small fractures in the underlying bone allowing bone marrow to enter the defect. This treatment eventually forms a weaker form of cartilage known as fibrocartilage which can offer shorter term relief but is at high risk of breaking down in larger defects. This treatment is sometimes augmented with allograft derived products such as BioCartilage® (distributed by Arthrex, Inc.), Cartiform® (manufactured by Osiris Therapeutics, Inc. and distributed by Arthrex, Inc.) and Prochondrix® (distributed by Stryker Corporation). Additionally, CartiMax® (distributed by ConMed Corporation) is an allograft filler that can be used to treat certain cartilage defects. Other competitive treatments in the U.S. include a juvenile donor-derived allograft product, DeNovo® NT, marketed by Zimmer Biomet Holdings, Inc. The osteochondral allograft procedure involves the transplant of a bone and cartilage graft from a deceased donor. The donor tissue is processed by a number of tissue banks and distributed by several companies. There are multiple other cartilage repair technologies currently being studied in clinical and preclinical studies. Hyalofast® is a biodegradable hyaluronic acid-based scaffold used in conjunction with autologous concentrated bone marrow aspirate being developed by Anika Therapeutics, Inc. It is currently being studied in a Phase 3 trial that was initiated in 2015. Agili-C® is a non-cellular biphasic implant derived from aragonite coral which is implanted into the subchondral bone. On March 29, 2022, Agili-C received premarket approval from the FDA and is indicated for the treatment of International Cartilage Repair Society (ICRS) grade III or above knee-joint surface lesions, with a total treatable area of 1-7cm2 for patients without severe osteoarthritis. Agili-C was developed by CartiHeal, a privately held company headquartered in Israel. On July 12, 2022 Bioventus Inc. completed the acquisition of 100% of the remaining shares in CartiHeal and began commercial distribution of Agili-C in December 2022.

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

Patients who are severely burned over a substantial portion of their TBSA have few options for permanent skin coverage. When undamaged skin is available, a procedure known as meshed split-thickness auto-grafting can be considered. However, this option becomes less viable as the percentage of TBSA burn increases. Epicel is a potentially lifesaving therapy and represents the only FDA-approved option for patients with TBSA burns greater than 30%. In September 2018, the FDA-approved Avita Medical, Inc’s RECELL® System in for use in partial thickness burns and in full-thickness burns in conjunction with meshed split-thickness auto-graft. The RECELL system is a device which enables the on-site preparation of an autologous epithelial cell suspension, and is most often used to treat patients with burns covering less than 30% of the total body surface. One RECELL kit can treat an approximately 10% TBSA wound.

NexoBrid is the first enzymatic agent to have demonstrated rapid and consistent removal of eschar in adult patients suffering from deep partial-thickness and full-thickness thermal burns. NexoBrid has a novel mechanism of action and is the only product that specifically targets eschar or non-viable tissue, thereby preserving viable tissue and potentially minimizing the need for subsequent skin grafting in burn patients. The current standard of care for eschar removal of deep partial-thickness and full thickness burns in the U.S. is surgical excision, which can result in both viable and non-viable tissue being removed. Surgical excision involves the use of sharp instruments or hydrosurgery, through the use of the Versajet IITM Hydrosurgery System (Smith & Nephew, plc.). Other non-surgical treatments include clostridial collagenase ointment (CCO/Santyl®) (Smith & Nephew, plc.), antimicrobial agents (silver sulfadiazine), or hydrogels. Although less invasive than surgical excision, prior to NexoBrid, non-surgical debridement agents have often been considered inefficient, can result in a lengthy sloughing period, and have the potential for the development of granulation tissue and increased infection and scarring. Other than NexoBrid, CCO is the only FDA-approved product for enzymatic eschar removal in the U.S.

In the general area of cell-based therapies, we potentially compete with a variety of companies, most of whom are specialty medical technology/device or biotechnology companies. Some of these, such as Smith and Nephew, plc., Arthrex, Inc. and Zimmer Biomet Holdings, Inc., are well-established and have substantial technical and financial resources compared to ours. However, as cell-based products are only just emerging as viable medical therapies, many of our potential competitors are smaller biotechnology and specialty medical products companies.

Environmental Matters

We are subject to various federal, state and local laws and regulations relating to the protection of the environment, human health and safety in the U.S. and in other jurisdictions in which we operate. If we violate these laws and regulations, we could be fined, criminally charged or otherwise sanctioned by regulators. Environmental laws and regulations are complex, change frequently and have become more stringent over time. The regulatory landscape continues to evolve, and we anticipate additional regulations in the near future. Laws and regulations are implemented and under consideration to mitigate the effects of climate change mainly caused by greenhouse gas emissions. Our business is not energy intensive. Therefore, we do not anticipate being subject to a cap and trade system or other mitigation measure that would materially impact our capital expenditures, operations or competitive position. We believe that our operations currently comply in all material respects with applicable environmental laws and regulations.

Employees and Human Capital Resources

As of December 31, 2022, we employed approximately 305 full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

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

Item 1A. Risk Factors

Summary Risk Factors

The following summary highlights some of the principal risks that could adversely affect our business, financial condition or results of operations. This summary is not complete and the risks summarized below are not the only risks we face. These risks are discussed more fully further below. These risks include, but are not limited to, the following:

•The current and ongoing pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research, development and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.
•We may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors.
•Our operating results will be harmed if we are unable to effectively manage and sustain our future growth or scale our operations.
•We may be unable to effectively manage and sustain our future growth or scale our operations.
•We may not be able to manage inventory in an effective and efficient manner, which could adversely affect our results of operations.
•We have incurred losses and may not achieve consistent profitability for some time or at all.
•Our products and product development programs are based on novel technologies and are inherently risky, which may decrease the chances of regulatory approval and could have a material effect on our financial condition and operating results.
•We may not be able to raise the required capital to develop and commercialize our future product candidates and otherwise grow and expand our business.
•Current financial market conditions may exacerbate certain risks affecting our business.
•We are dependent on our key manufacturing, quality and other management personnel and the loss of any of these individuals could harm our business.
•Inflationary pressures and our responses thereto as well as other unfavorable global and regional economic conditions, geopolitical events, and military conflicts, such as repercussions from the ongoing war in Ukraine. Tensions between China and Taiwan, or escalation of hostilities in Israel or the wider Middle East, could continue to create substantial uncertainty in the global economy and contribute to heightened inflation and supply chain disruptions.
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
•Failure to obtain the commercial success of NexoBrid following the FDA’s approval of the product’s Biologics License Application (“BLA”) on December 28, 2022.

•The ultimate timing of the commercial launch of NexoBrid in the U.S. is dependent, in part, on MediWound’s ability to timely manufacture and supply sufficient quantities of NexoBrid to meet customer demand. To the extent MediWound is unable to manufacture NexoBrid in accordance with the requirements of its BLA approval, or experiences supply chain or other disruptions, it could affect the commercial success of NexoBrid.
•NexoBrid may not be approved for the treatment of severe burns in other North American markets, outside of the U.S., and NexoBrid may not be accepted in the markets where regulatory approvals have been received.
•A cyber security incident could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection and privacy laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.
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
•Changes to our products or future product candidates, including the development of an arthroscopic delivery method for MACI, and the use of MACI to treat cartilage defects in the ankle, may require regulatory approvals which could result in the delay of the change being made or, if not approved, prevent any changes from being made.
•If any federal or state agency determines that we have promoted the off-label use of our products and/or we have violated anti-kickback or other anti-bribery laws, we may be subject to various penalties, including civil or criminal penalties, and the off-label use of our products may result in injuries that lead to product liability lawsuits, which could be costly to our business.
•If MediWound’s family of patents and proprietary rights covering NexoBrid do not provide substantial protection, our commercialization efforts with respect to NexoBrid could suffer
•Future sales of shares of common stock could have an adverse effect on the market price of such shares.

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

Risks Related to Our Operations

The current and ongoing pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research, development and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research, development and commercialization activities. For example, in March 2020, the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) to be a pandemic. This pandemic has contributed to an economic downturn on a global scale, as well as significant volatility in the financial markets. Since the pandemic’s inception, there has been significant volatility in our results of operations on a quarterly basis due to the periodic cancellation or delay of elective MACI surgical procedures throughout the U.S., staffing shortages and our ability to access customers.

At the outset of the pandemic, we put in place a comprehensive workplace protection plan, which instituted protective measures in response to the spread of the COVID-19 virus. Our workplace protection plan has closely followed guidance issued by the CDC and has complied with applicable federal and state law. To date, we have been successful in sustaining our operations and providing MACI and Epicel to patients in need. Although most of the protective measures initially put into place are no longer required because of the pandemic’s waning effects, we continue to review our policies and procedures regularly, including our workplace protection plan, and we may take additional actions in the future to the extent required.

We continue to manufacture MACI and Epicel and have begun efforts to commercialize NexoBrid in North America following the FDA’s approval of the submitted BLA on December 28, 2022. We maintain a significant safety stock of all key raw materials, and we do not expect that current global supply chain interruptions will impact our ongoing manufacturing operations of MACI and Epicel. Additionally, although we have not experienced material shipping delays, significant disruption of air travel could result in the inability to deliver MACI or Epicel final products to customer sites within appropriate timeframes, which could adversely impact our business. Currently, we are not aware of COVID-19 related impacts on our distributors, operations, or third-party service providers’ ability to manage patient cases. With the recent FDA approval of NexoBrid, MediWound has begun preparations to manufacture and supply sufficient quantities of NexoBrid to meet customer demand. To date, MediWound has not indicated that it expects pandemic-related disruptions to affect its ability to manufacture and supply NexoBrid.

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
•our ability to increase sales to our existing customers, particularly larger customers;
•our ability to attract new customers;
•our ability to develop and achieve market adoption of our products;
•our ability to successfully launch and commercialize NexoBrid;
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

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly and annual results of operations. There can be no assurance that the level of revenues and profits, if any, achieved by us in any particular fiscal period, will not be significantly lower than in other comparable fiscal periods. For example, the disruptions caused by the COVID-19 pandemic have affected the traditional rate at which MACI biopsies convert to MACI implants. Although we have recently seen a stabilization in this conversion rate, we cannot be certain that this rate will remain constant in the future, or that it will return to, and potentially exceed, historical levels. If this conversion rate were to decline, our revenue growth could be negatively impacted. In addition, our expense levels are based, in part, on our expectations as to future revenues. As a result, if future revenues are below expectations, net income or loss may be disproportionately affected by a reduction in revenues, as any corresponding reduction in expenses may not be proportionate to the reduction in revenues. If we fail to achieve our quarterly forecasts, if our forecasts fall below the expectations of investors or research analysts, or if our actual results fail to meet the expectations of investors or research analysts, our stock price may decline.

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

For the year ended December 31, 2022 we reported net loss of $16.7 million. Prior to that, with the exception of the year ended December 31, 2020, when we reported net income of $2.9 million, we had incurred net losses each year since our inception. As of December 31, 2022, we had accumulated a deficit of approximately $400.0 million and $139.5 million of cash, cash equivalents and investments. We expect that cash from the sales of our products and existing cash, cash equivalents, investments and available borrowing capacity will be sufficient to support our current operations through at least 12 months following the issuance of the consolidated financial statements included in this Annual Report on Form 10-K.

Although we believe we can achieve profitability without the need to raise additional capital, we may incur significant operating losses over the next several years despite sales increasing and margins improving, due to continuing expenses related to research and development, the construction of our new corporate headquarters and manufacturing facility, and the expense associated with continuing the commercialization of our approved products. We cannot predict with any certainty the existence or amount of future losses. Our ability to maintain profitability will depend on, among other things, increasing sales of our current products, improving gross margins, successfully commercializing new products, completing the development of our future product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components and the possible acquisition and development of additional and complementary products. Therefore, we may not be able to achieve or sustain profitability.

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
•The rate and degree of progress of our product development and product lifecycle management initiatives; and
•The rate and cadence of the regulatory approvals needed to proceed with clinical development programs.

Our products and product development programs are based on novel technologies and are inherently risky, which may decrease the chances of regulatory approval and could have a material adverse effect on our financial condition and operating results.

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
•Our ability to educate healthcare providers on the benefits and appropriate use of enzymatic agents for the removal of eschar in adult patients suffering from deep partial-thickness and full-thickness thermal burns;
•Our ability to educate healthcare providers, patients and payers on the safety and adverse reactions associated with our products;
•Our ability to meet supply and demand and develop a group of medical professionals familiar with and committed to the use of our products; and
•The cost-effectiveness of our products and the reimbursement policies of government and third-party payers.

Market acceptance of any future product candidates, if approved, will not be fully known until after they are launched and may be negatively affected by a potential poor safety experience and the track record of other similar products and product candidates. Further, continued market acceptance of Epicel and MACI, and the market acceptance of NexoBrid, once launched, and any future product candidates that may be approved, depends on our efforts to educate the medical community and third-party payers on the benefits of our products and product candidates and will require significant resources from us. If the medical community or patients do not accept the safety and effectiveness of our products, it could negatively affect our ability to sell those products, which would have a material adverse impact on our business, financial condition and operations.

Our success depends, in part, on the commercial success of NexoBrid for the removal of eschar in adults with deep partial-thickness and/or full-thickness thermal burns following FDA approval of our Biologics License Application.

On December 28, 2022, we announced that the FDA granted a BLA and approved NexoBrid for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. We expect to begin commercial sales of NexoBrid in the U.S. during the second quarter of 2023. We expect that our commercial success and our future NexoBrid-related revenue will depend largely on the medical community’s acceptance of NexoBrid as an important treatment option for patients that are suffering from severe burn injuries and, ultimately, as the standard of care for the removal of eschar. The U.S. medical community’s acceptance of NexoBrid and other of our products will depend upon our ability to demonstrate long-term clinical performance and advantages and cost-effectiveness of our products. In addition, acceptance of products for the treatment of eschar removal is dependent upon, among other factors, the level of awareness and education of the medical community about the removal of eschar in adults with deep partial-thickness and/or full-thickness thermal burns and the existence, effectiveness, and safety of our products. Market acceptance and adoption of our products or procedures also depends on the level of health insurer (including Medicare) reimbursement to physicians and hospitals for procedures using our products. Negative publicity resulting from incidents involving our products, or similar products, could have a significant adverse effect on the overall acceptance of our products. Market acceptance could be delayed by lack of physician willingness to attend training sessions by the time required to complete this training, or by state or institutional restrictions on our ability to provide training. If we are unable to gain and/or maintain such support, training services and collaboration, our ability to grow the market for our products may be impacted and we may not be able to increase our revenue enough to achieve or sustain profitability, and our business and operating results may be seriously harmed. Additional factors that may affect our ability to successfully commercialize NexoBrid include:

•Our ability and the ability of MediWound to recruit and retain employees with the right expertise and experience, at sufficient numbers;
•Our ability to access and develop relationships with key healthcare providers and public health agencies;
•Our ability to compete successfully as a new entrant in established distribution channels for similar products; and
•Our ability to maintain sufficient funding to cover the costs and expenses associated with building and operating an effective commercial organization.

Failure of our Specialty Pharmacies to enter into written agreements with payers for reimbursement of our products and to obtain adequate reimbursement and reimbursement rates could have a material adverse effect on our financial condition and operating results.

We have a limited network of specialty pharmacy distributors for MACI, and we primarily rely on our specialty pharmacy distributors’ contracts with third-party payers for reimbursement. Under our distribution agreements with Orsini and AllCare, we assume the credit and collection risk of third-party payers, as Orsini and AllCare dispense MACI and perform the collection activities. We also sell a portion of MACI implants directly to facilities based on prices stated in an approved contract or an applicable purchase order with the facility. Often the contracted rates are tied to the facility’s third-party reimbursement from an underlying insurance provider. We sell Epicel directly to hospitals based on contracted rates stated in an approved contract or an applicable purchase order with the hospital. The hospital is then reimbursed by third-party payers for each patient case, based on a capitated/global payment structure or a negotiated rate of either percent of billed charges or per diem rates.

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

A cyber security incident or data privacy issue could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection and privacy laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We collect and store on our networks and work-issued devices sensitive information, including intellectual property and personally identifiable information. The secure maintenance of this information is critical to our business operations. We have implemented multiple layers of security measures, and have developed an enterprise-wide incident response plan, which are designed to protect this confidential data through technology, processes, and our people. We strive to utilize current security technologies, and our defenses are monitored and routinely reviewed by internal and external parties.

Despite these efforts, threats from malicious persons and groups, new vulnerabilities, and advanced and increased attacks against our and our service providers’ or partners’ information systems create risk of cyber security and/or privacy incidents. These threats could include use of harmful malware or ransomware, protected health information leakage from implementing third-party technology to process and share data, and our information technology systems could be compromised by internal and outside parties intent on extracting ransom or information, corrupting data or disrupting business practices. There can be no assurance that we will not be subject to cyber security or privacy incidents that evade our security or privacy measures, result in the loss of personal health information, intellectual property, or other data subject to privacy laws or disrupt our information systems and business. We are focused on developing and enhancing of our controls, processes and practices designed to protect our information systems from attack, damage or unauthorized access. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures and processes or to investigate and remediate cyber security or privacy vulnerabilities. Although the Company has been subjected to cyber threats and attacks, to date there have been no incidents of which we are aware that have had a material effect on our business or operations. The occurrence of any of these events could result in interruptions, delays, the loss, access, misappropriation, disclosure or corruption of data or intellectual property, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to federal and state governmental inquiries, any of which could have a material adverse effect on our financial position and results of operations and harm our business reputation.

In addition, regulators in the U.S. and globally are also inquiring more about and imposing greater monetary fines for privacy violations. In the last year, the FTC has announced that it will begin enforcing the Health Breach Notification Rule, and entered into a consent order with a $1.5 million fine. The FTC and many states (including California, Utah, Colorado, Virginia, Connecticut) have specific requirements for collecting and processing certain data including data minimization, data de-identification, opt out rights, deletion and sharing.

EU regulation also governs our business. For example, in 2016, the EU adopted a new regulation governing data practices and privacy called the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, , extensive rights for individuals, including to request access to personal data and to request personal data is erased, and onerous new obligations on services providers, as well as specific contracting requirements applicable to data sharing with service providers. In addition, there are strict restrictions on the transfer of personal data outside of the EU to countries which are not considered by the EU to have equivalent data protection laws, which includes the US. Transfers of data must be legitimized by (i) carrying out risk assessments and (ii) entering into approved forms of agreement between the EU based exporter of the personal data, and the recipient (“importer”) of the personal data. The EU has been greatly focused on this issue since the landmark judgment of in the case of Schrems II handed down by the European Court of Justice in July 2020, and it has become an area for greater scrutiny and enforcement by EU privacy regulators. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is greater. The GDPR is no longer applicable to the UK since the UK left the EU in December 2021. However, it has been replaced by equivalent legislation in the UK, including the UK GDPR and the Data Protection Act 2018. The GDPR (and UK equivalent laws and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in.

We rely on complex information technology systems for various critical purposes, including timely delivery of products and maintaining patient confidentiality. If these systems fail or are disrupted, we could lose product sales and our revenue and reputation would suffer.

We have developed comprehensive, integrated information technology (“IT”) systems for the intake of physician orders for our products, to track product delivery, and to store patient-related data that we obtain for purposes of manufacturing MACI and Epicel. We rely on these systems to maintain the chain of identity for each autologous product, and to ensure timely delivery of product, prior to expiration. Each of our autologous products has a limited usable life measured in days from the completion of the manufacturing process to patient implant or grafting. Accordingly, maintaining accurate scheduling logistics is critical. In addition, these IT systems store and protect the privacy of certain patient information, which is required for the manufacture of our individualized cell therapy products. We have also developed an integrated information technology system for benefit coordination for MACI patients who have opted-in to the My Cartilage Care program, which we use with our benefit coordination contractor and our contracted specialty pharmacies. This system contains patient-related information some of which is accessible by company personnel and healthcare professionals for surgery coordination activities. If any of our systems were to fail or be disrupted for an extended period of time, we could lose product sales and our revenue and reputation would suffer. Similarly, in the event our systems were to be breached by an unauthorized third-party, that party could potentially access the aforementioned patient information, which could cause us to suffer further reputational damage and loss of customer confidence. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.

Our inability to complete our product development activities successfully would materially limit our ability to operate or finance our operations.

In order to obtain regulatory approvals necessary to commercialize future product candidates in the U.S. or advancements to our current commercial products, we must conduct adequate and well-controlled clinical trials to demonstrate the safety and effectiveness of those products, in compliance with current regulatory requirements. We may not be able to successfully complete the development of future product candidates or advancements to our current commercial products, or successfully market our technologies or future product candidates. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of relevant technologies and future product candidates. Our research and development programs may not be successful, or our cell therapy technologies and future product candidates may not facilitate the production of cells outside the human body with the expected results. Additionally, our technologies and future product candidates may not prove to be safe and effective in clinical trials, and we may not obtain the requisite regulatory approvals for our product candidates. If any of these events occur, our future prospects may be adversely impacted.

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

The results of early-stage clinical trials do not ensure success in later clinical trials, and interim results are not necessarily predictive of final results. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

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
•Limited or no availability of coverage, reimbursement, and adequate payment from health maintenance organizations and other third-party payers for the use of biological products supplied for use in our clinical trials;

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

All of our products face intense competition from other surgical procedures as well as existing and future products marketed by large companies. These competitors may successfully market products that compete with our products, identify and bring to market new product candidates earlier than we do, or develop products that are more effective or less costly than our products. These competitive factors could require us to conduct substantial new research and development activities to establish new product targets, which would be costly and time consuming. These activities can adversely impact our ability to effectively commercialize products and achieve revenue and profits.

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

We have entered into a licensing arrangement with MediWound for the development and commercialization of NexoBrid in North America. However, there can be no assurance that we will be able to market NexoBrid at a profit. Collaboration and licensing arrangements pose many risks, including, but not limited to, the following:

•collaborations and licensing arrangements may be terminated;
•collaborators and licensors may delay clinical trials and prolong clinical development, or under-fund or stop a clinical trial;
•expected revenue might not be generated because clinical adoption of the product may be less than predicted;
•collaborators and licensors could independently develop, or develop with third parties, products that could compete with our future products despite non-competition provisions;
•the terms of our contracts with current or future collaborators and license parties may not be favorable to us in the future;
•disputes may arise delaying or terminating the research, development, or commercialization of our product candidates, or result in significant and costly litigation or arbitration; and
•one or more third-party developers could obtain approval for a similar product resulting in unforeseen price competition in connection with the product.

Our licensor, MediWound, is dependent on a contract with the U.S. Biomedical Advanced Research and Development Authority to fund the Phase 3 clinical trial and other development activities of NexoBrid in the U.S. and these contracts may be terminated by BARDA at any time.

MediWound has a contract with BARDA valued at up to $132.0 million for the advancement of the development and manufacturing, as well as the procurement, of NexoBrid in the U.S. Under the contract, BARDA agreed to fund up to $56.0 million of the development costs of NexoBrid required to obtain marketing approval in the U.S., including its ongoing pediatric Phase 3 study and its expansion to include U.S. pediatric burn care sites, and has an option to further fund $10.0 million in development activities for other potential NexoBrid indications. BARDA confirmed its previous commitment and has procured NexoBrid for the nation’s emergency stockpile as part of the HHS mission to build national preparedness for public health medical emergencies. The initial BARDA procurement was valued at $16.5 million. In addition, BARDA holds an option to procure additional quantities of NexoBrid through funding of up to $50.0 million. MediWound also was awarded funding for the NexoBrid expanded access treatment (“NEXT”) protocol being conducted under the FDA’s expanded access program. However, the contracts provide that BARDA may terminate the contract at any time, at its convenience, without any further funding obligations. There can be no assurances that BARDA will not terminate the contract. Changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the development of products for the treatment of severe burns such as NexoBrid. Any reduction or delay in BARDA funding may result in a decrease in planned development activities, including the NEXT study. In addition, the loss of funding may adversely affect MediWound’s ability to complete the required activities to comply with its obligations under the License Agreement. This could lead to a modification of the financial provisions of our agreement or a delay in the continued development of NexoBrid. Further, we cannot provide any assurances as to whether BARDA’s option to fund additional development activities for NexoBrid will be exercised.

Risks Related to the Manufacturing and Production of Our Products

We rely on MediWound for the manufacture, production, and supply of NexoBrid, and our business, financial condition, and results of operations could be materially adversely affected to the extent the manufacture, production, and supply of NexoBrid is disrupted or delayed.

We have entered into exclusive license and supply agreements with MediWound, under which MediWound will manufacture and supply NexoBrid on a unit price basis, which may be increased pursuant to the terms of the agreements. NexoBrid contains an active pharmaceutical ingredient of concentrate of proteolytic enzymes enriched in bromelain. For its part, MediWound has entered into an agreement with Challenge Bioproducts Corporation, Ltd. (“CBC”), through which CBC supplies Bromelain SP, a material derived from pineapple stems, and which is manufactured by CBC at its facility in Taiwan. Once produced, MediWound uses Bromelain SP in the development and manufacture of NexoBrid at its facilities in Israel. The manufacture and production of NexoBrid is a complicated process, and MediWound’s manufacture and supply of the product is subject to various cGMP and other FDA requirements. To the extent the supply of NexoBrid is delayed or disrupted as the result of MediWound’s failure to timely ensure its facilities meet FDA and/or cGMP requirements, our financial condition or results of operations may be adversely affected.

Additionally, escalations of hostilities in Israel or the wider Middle East, the initiation of a military conflict between Taiwan and China or the imposition or a trade embargo or blockade affecting Taiwan could negatively affect MediWound’s ability to supply NexoBrid to the U.S. market. Geopolitical tensions between Taiwan and China have risen steadily in recent months. Although Taiwan has been governed independently from China since 1949, China views Taiwan as part of its territory and has vowed to eventually unify Taiwan with China, using military force if necessary. War or other military conflict in or near Taiwan, pandemics, and certain natural disasters, such as earthquakes, which are commonplace in Taiwan (where CBC is located) may result in the destruction or disruption of CBC’s ability to supply Bromelain SP to MediWound and have downstream implications for our Company. Further, the nation of Israel has been embroiled in a periodic and ongoing conflict with certain Palestinian militant groups within its own borders and, at times, with neighboring nations in the Middle East, since the end of the nineteenth century. To the extent Israel becomes involved in a larger conflict or is attacked through traditional military or terrorist actions, MediWound’s facilities in Israel could be damaged or destroyed and its ability to supply NexoBrid to the U.S. market could be disrupted.

In the event that MediWound is unable to supply us with NexoBrid pursuant to the terms of our supply agreement and we are unable to identify alternative sources of supply for NexoBrid on a timely basis, our operations and business prospects may be materially adversely affected. In addition, even if we identify any such alternative sources of NexoBrid, we could experience delays in testing, evaluating, and validating the new supplier. Qualifying new contract manufacturers and suppliers, and specifically Bromelain SP and NexoBrid manufacturers, is time consuming and might result in unforeseen supply and operations problems.

Furthermore, financial or other difficulties faced by MediWound or CBC, or significant changes in demand for the Bromelain SP that CBC supplies MediWound, could limit the availability of NexoBrid to us. Any of these problems or delays could damage our relationships with our customers, adversely affect our reputation and adversely affect our business, financial condition, results of operations, our ability to grow our business, and the market price and liquidity of our shares.

We have limited manufacturing capacity and our commercial manufacturing operations in the U.S. depend on one facility. If the facility is destroyed or we experience any manufacturing difficulties, disruptions, or delays, this could limit supply of our products or adversely affect our ability to conduct clinical trials and our business would be adversely impacted.

We presently conduct all of our commercial manufacturing operations for MACI and Epicel in the U.S., at one facility located in Cambridge, Massachusetts. As a result, all of the commercial manufacturing for the U.S. market of our marketed products, MACI and Epicel, takes place at a single U.S. facility. If regulatory, manufacturing, or other problems require us to discontinue production at the Cambridge facility, we will not be able to supply our products to our patients, which would adversely impact our business. If this facility, or some or all of the equipment in it, is significantly damaged or destroyed by fire, flood, power loss, catastrophic incident, or similar event, we will not be able to quickly or inexpensively replace our manufacturing capacity, and we may not be able to replace our facility at all. In the event of a temporary or protracted loss of the facility or critical equipment, we might not be able to transfer manufacturing to a third-party. Even if we could transfer manufacturing from one facility to a third-party, the shift would likely be expensive and time-consuming, particularly since an alternative facility would need to comply with applicable regulatory and quality standard requirements whereby validation and FDA approval would be required before any products manufactured at that facility could be made commercially available. In addition, we do not currently have a fully automated manufacturing process, which could potentially introduce contaminants to the production process or other problems due to human error.

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

Failure of third parties, including for example Matricel GmbH, to manufacture or supply certain components, equipment, disposable devices, and other materials used in our MACI or Epicel cell manufacturing processes would impair our cell product development and commercialization.

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

Third-party manufacturers, such as Matricel, are subject to inspection by the FDA for cGMP compliance, as well as for their ability to manufacture the components, products, or product candidates in compliance with the established process and procedure for the product or product candidate during an inspection. We may compete with other companies for access to these manufacturers’ facilities and may be subject to delays in manufacture if the manufacturers give other clients higher priority than they give to us. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our products and product candidates, if approved, and our financial performance may be materially affected.

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

Complying with cGMP, International Conference on Harmonization (“ICH”) and other non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to assure that the product or product candidate meets applicable specifications and other requirements. We, or our contracted manufacturing facility, must also pass a pre-approval inspection by the FDA for future product candidates, and are subject to routine FDA cGMP inspections. If there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Failure to address any FDA inspection observations in a timely manner, pass pre-approval inspections, or comply with cGMP requirements can result in delays to approvals for future product candidates and/or regulatory action that can limit the ability to manufacture commercial products. As a result, our business, financial condition, and results of operations may be materially harmed.

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

We must maintain our domestic regulatory approvals to continue to commercialize our products in the U.S. We must demonstrate the safety, purity, and potency, or efficacy, of cell therapy products to obtain FDA regulatory approval prior to marketing in the U.S. Demonstration of safety and efficacy requires the conduct of nonclinical studies and well-controlled clinical trials in compliance with FDA, ICH and applicable local regulations. The FDA regulatory review process to obtain marketing approval is a rigorous process that requires demonstrating the ability to manufacture the product in compliance with cGMP in addition to demonstrating a favorable risk/benefit profile and making certain post-marketing commitments.

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

The safety, potency, and purity of our products must be monitored to be in compliance with FDA requirements for safety, cGMPs, and all other applicable regulations. This requires adverse event monitoring and reporting to regulatory agencies, as well as submission and approval of any changes in the manufacturing process. Our manufacturing and testing facilities are subject to FDA periodic inspections for compliance with cGMP requirements. Failure to meet regulatory requirements and post-marketing commitments and maintain cGMP compliance could result in severe and detrimental regulatory actions, including the loss of marketing approval.

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

All of those involved in the preparation of our products for commercial sale or clinical trials, including our existing supply contract manufacturers and clinical trial investigators, are subject to extensive and continuing government regulations by the FDA and comparable agencies in other jurisdictions. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors and suppliers are subject to pre-approval and routine FDA inspections for compliance with the applicable regulations as a condition of FDA approval of our products.

Generally, if any FDA inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or the FDA may require remedial measures that may be costly and/or time consuming for us or a third-party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales, recalls, warning letters, market withdrawals, seizures, placement of a non-U.S. facility on an import alert, or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

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

In order to obtain marketing authorization of any of our current or future product candidates in the U.S., the FDA requires us to submit a BLA or marketing application, which is subject to the agency’s detailed review and the denial of such applications could negatively impact our prospects, financial condition, and future results.

Cell therapy and other products require FDA review under an appropriate marketing application prior to commercialization. Future cell and other biologic therapy candidates would be subject to FDA’s biological product requirements and require submission of a BLA. The BLA is a request for permission to introduce, or deliver for introduction, a biologic product into interstate commerce in the U.S. and, once submitted, undergoes a detailed and rigorous review by the FDA. The review process includes, among other requirements, pre-approval inspections of the manufacturing facility. Additionally, approval may rely on post-market commitments. These commitments may include costly activities, such as additional clinical trials, and a failure to meet these commitments can result in negative actions by the FDA, including the withdrawal of the product from the market.

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

In general, the development, testing, labeling, manufacturing, and marketing of our products is subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. The regulatory process requires the expenditure of significant time, effort and expense to bring new products to market. For example, the FDA approved Epicel as a HUD pursuant to an HDE application. A HUD is a medical device intended to benefit patients in the treatment or diagnosis of a disease or condition that affects not more than 8,000 individuals in the U.S. per year. Once a HUD receives a HDE from the FDA, the product may be marketed and sold in the U.S. However, IRB approval is required before a HUD can be used at a facility, with the exception of emergency use. The HDE holder is responsible for ensuring that the product is administered only in facilities having an IRB that is constituted and which acts in accordance with the agency’s regulation governing IRBs, including the requirement of continuing review of the use of the device. HUDs are also subject to additional FDA requirements, such as adverse event reporting and the submission of updated information on a periodic basis to demonstrate that the HUD designation is still valid. Failure to meet FDA requirements pertaining to a HUD could result in the suspension or revocation of the HDE.

If the HDE for Epicel is suspended or revoked, marketing approval for the product would require the submission and approval of a PMA in order for Epicel to be commercially available. The PMA process is costly, lengthy, and uncertain. A PMA must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing, and labeling data to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. If the HDE approval for Epicel was withdrawn, and we were unable to obtain premarket approval through the PMA process, we would be unable to market Epicel for sale in the U.S.

We are also required to implement and maintain stringent reporting, labeling, and record keeping procedures for our products, both in the U.S., and abroad. Specifically, in the U.S., both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. Compliance with the FDA’s requirements, including the FDA’s cGMP recordkeeping regulations, labeling and promotional requirements, adverse event reporting regulations, and applicable product tracking and tracing requirements, is subject to continual review and is monitored rigorously through periodic inspections by the FDA and through submission of annual reports. Our failure to comply with federal, state, and foreign governmental regulations could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, placement of non-U.S. manufacturing facilities on an import alert, termination of distribution, product seizures, or civil penalties. In the most extreme cases, criminal sanctions or the closure of our manufacturing facility are possible.

In addition, the pharmaceutical, biologic, and medical device industries also are subject to many complex laws and regulations governing Medicare and Medicaid reimbursement, and which target healthcare fraud and abuse. Many of these laws and regulations are subject to interpretation. In many instances, manufacturers and the life science industry do not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In certain public statements, governmental authorities have taken positions on issues for which little official interpretation was previously available. Some of these positions appear to be inconsistent with common practices within the industry but have not previously been challenged.

Various federal and state agencies have become increasingly active in recent years in their investigation and prosecution of various business practices, such as through the enforcement of the federal Anti-kickback Statute, the federal False Claims Act, and the FFDCA and/or similar state laws. Governmental and regulatory actions against us could result in various consequences that could adversely impact our operations, including:

•The recall or seizure of products;
•The suspension or revocation of the authority necessary for the production or sale of a product;
•The suspension of shipments from particular manufacturing facilities, including non-U.S. facilities placed on an import alert;
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

In the U.S., if the FDA were to conclude that we are not in compliance with applicable laws or regulations or that any of our products are ineffective or pose an unreasonable health risk, the FDA could ban such products; detain or seize adulterated or misbranded products; order the recall, repair, replacement, or refund of payment for certain products, refuse to grant pending applications; refuse to provide certificates to foreign governments for exports; place non-U.S. manufacturing facilities on import alert; and/or require us to notify healthcare professionals and others that the products present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions on a companywide basis, enjoin and restrain certain violations of applicable law pertaining to our products and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend further investigation and prosecution to the U.S. Department of Justice (“DOJ”). Adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products.

In many of the foreign countries in which our products may be marketed in the future, we will be subject to regulations affecting, among other things, clinical efficacy, product standards, packaging requirements, labeling requirements, import/export restrictions, tariff regulations, and duties and tax requirements. Many of the regulations applicable to our products in these countries, such as the Medicinal Products Directive and the ATMP guidelines governing products in the EU, are similar to those imposed by the FDA. In addition, in many countries the national health or social security organizations of those nations may require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility. Failure to receive or delays in the receipt of relevant foreign qualifications could also be detrimental to our future growth.

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

Under the Orphan Drug Act, the FDA may grant orphan designation to drugs or biologics intended to treat a rare disease or condition, generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or affects more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available the drug or biologic in the U.S for such disease or condition will be recovered from sales in the U.S of such drug or biologic. Orphan drug designation must be requested to and granted by the FDA before submitting a BLA. Among the other benefits of orphan drug designation are opportunities for grant funding towards clinical trial costs, tax credits for certain research, and a waiver of the BLA application user fee. After the FDA grants orphan drug designation, the generic identity of the biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not necessarily convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular product to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the biologic was designated. Orphan drug exclusivity, which would most likely run concurrently with the exclusivity, if any, received from the time of first licensure of a reference product, does not prevent the FDA from approving a different biologic for the same disease or condition, or the same biologic for a different disease or condition.

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

Changes or modifications to our products or to the manufacturing process of any of our products may require the submission of supplements to our BLAs, HDE application, and INDs. These supplements require the generation of data to support the change, and the review and approval by the FDA to obtain authorization for the change in the commercial product or in the investigational biological product before they can be implemented. Obtaining regulatory approvals for these changes may require the conduct of new studies and the purchase of new equipment to justify the change. This can be costly and time consuming. Regulatory delays can adversely impact our ability to improve our products and to introduce new products in a timely manner, which can be detrimental to our future growth.

Following a Type C meeting with the FDA, we are now planning to initiate a human factors validation study, coupled with published literature, to support expanding the MACI label to include arthroscopic administration of MACI for the treatment of cartilage defects of the knee, and we now anticipate an accelerated potential commercial launch of arthroscopically delivered MACI in 2024. In addition, we expect to hold a pre-IND meeting with the FDA during the first half of 2023 to discuss the MACI development program for the treatment of cartilage defects in the ankle. There can be no guarantee that we will receive regulatory approval for the sale and marketing of the arthroscopic administration of MACI or the approval of MACI for treatment of cartilage defects in the ankle in a clinical setting. A number of companies have suffered significant setbacks during evaluation due to lack of efficacy or unacceptable safety issues, notwithstanding promising preliminary results. Failure to receive FDA approval or regulatory approval for the arthroscopic administration of MACI or the clinical use of MACI to treat cartilage defects in the ankle in a timely manner or at all, could harm our financial results and results of operations. Even if we obtain such regulatory approval, our ability to successfully market the MACI for arthroscopic administration or treatment of cartilage defects in the ankle may be limited. If we cannot commercialize the arthroscopic administration of MACI and other new products or product improvements as planned, our financial results could be harmed.

If we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

The manufacturing processes, reporting requirements, post-approval clinical data, and promotional activities for each of our products is subject to continued regulatory reporting and periodic inspections by the FDA, as well as other domestic and foreign regulatory agencies. In particular, we and our suppliers, including MediWound, are required to comply with cGMP and GTP regulations for the manufacture of our products and other regulations which include methods and documentation of production controls, labeling, packaging, storage, and shipment of any product, to name a few. Regulatory agencies such as the FDA enforce the cGMP, GTP, and other regulations through periodic inspections and reporting. For example, the holder of an approved BLA or HDE is obligated to monitor and report adverse events and product failures, including critical deviations and lack of efficacy. A BLA or HDE device holder must maintain regulatory compliance for all aspects of the applicable regulations or the holder can be subject to regulatory action, including the recall or withdrawal of the product from the market.

Product manufacturers are subject to payment of annual prescription drug product program user fees and their facilities are subject to periodic inspections by the FDA and other regulatory agencies for compliance with cGMP and other applicable regulations. If at any time we or a regulatory agency discovers a previously unknown safety concern with a product, such as a serious adverse event of unanticipated severity or frequency that cannot be adequately managed and changes the risk-benefit profile of the product, or there are problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including suspension of manufacturing, recall, placement of non-U.S. facilities on an import alert, or the withdrawal of the product from the market.

The failure by us or one of our suppliers, including MediWound, to comply with applicable legal statutes and regulations administered by the FDA and other regulatory agencies, or the failure to timely and adequately respond to any adverse inspectional or review observations, or product safety issues, could result in, among other things, any of the following enforcement actions:

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
•Placement of non-U.S. facilities on an import alert;
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

Disruptions at the FDA and other agencies may also slow the time necessary to review and/or approve product candidates or changes to existing products, which would adversely affect our business. For example, several times in recent years, the U.S. government has shut down. As a result, certain regulatory agencies, including the FDA, have had to furlough essential employees and stop critical activities in the past. The FDA has noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended. If a prolonged government shutdown occurs in the future, due to COVID-19 or for any reason, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

If the FDA determines that we have marketed or promoted our products for one or more off-label uses, we may be subject to civil or criminal penalties.

Although federal law and the FDA do not restrict licensed healthcare professionals from engaging in the practice of medicine and prescribing and using our products to treat patients with conditions that the physician believes our products are clinically appropriate for, we are prohibited from promoting our products for uses that are inconsistent with the uses that have been approved by the FDA–also known as “off-label” promotion or promotion of “off-label” uses. This means, for example, that we may not make claims about the use of any of our marketed products, including MACI, Epicel, or NexoBrid, which are outside of their approved labeling and indications. Consequently, our sales representatives may not proactively discuss or provide information to healthcare professionals on such off-label uses. Should the FDA determine that our activities constitute off-label promotion, the FDA could bring an action to prevent us from distributing MACI, Epicel, or NexoBrid for the off-label use and could seek to impose fines and penalties on us and our executives.

In addition, advertising and promotional materials, including educational and website material, must comply with the FDA’s promotional and advertising regulations in addition to other potentially applicable federal and state laws, and such materials for biologics are subject to submission and review by the FDA. Failure to follow FDA rules and guidelines relating to promotion and advertising can result in, among other things, the FDA’s refusal to approve a product, the suspension or withdrawal of an approved product from the market, product recalls, fines, disgorgement of money, operating restrictions, injunctions and/or criminal prosecutions.

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

In addition to FDA restrictions concerning the manner in which we market our products, several other state and federal healthcare laws have been applied by the DOJ and state attorneys general to restrict certain marketing practices in the biopharmaceutical and medical technology industries. While physicians may prescribe products for off-label uses and indications, a company is prohibited from promoting an approved product for uses not consistent with its approved label. In addition, anti-kickback laws generally prohibit a prescription drug manufacturer from soliciting, offering, receiving, or paying any remuneration in order to induce a healthcare professional or another individual or entity to purchase or prescribe a particular drug, biologic, or medical device. If other federal or state regulatory authorities determine that we have engaged in off-label promotion and/or engaged in conduct violative of ant-kickback laws, we may be subject to civil or criminal penalties and could be prohibited from participating in government healthcare programs, such as Medicaid and Medicare. In addition, government agencies or departments could conclude that we have engaged in off-label promotion or violations of anti-kickback laws and, potentially, caused the submission of false claims. Even if we are successful in resolving such matters without incurring penalties, responding to investigations or prosecutions will likely result in substantial costs and could significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition, and our ability to finance our operations. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims being pursued against us. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

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

These laws, and other state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Litigation and legislative efforts to change or repeal IRA may be initiated in the coming months and years, with unpredictable and uncertain results.

While we cannot predict what impact on federal reimbursement policies these laws or any replacement law will have in general or specifically on any product we may commercialize in the future, modifications IRA, subsequent Executive Branch action, or HHS implementation of current laws may result in downward pressure on reimbursement, which could negatively affect market acceptance of new products. Any rebates, discounts, taxes costs or regulatory or systematic changes on healthcare may have a significant effect on our profitability in the future. We cannot predict how the IRA will be implemented, whether future litigation will be filed seeking to revise the law, or whether other laws or proposals will be made or adopted, or what impact these efforts may have on us.

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

Our relationships with healthcare providers, physicians, prescribers, purchasers, third-party payers, charitable organizations, and patients will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payers in the U.S. and elsewhere play a primary role in the recommendation and prescription of biotechnology and biopharmaceutical products. Arrangements with third-party payers and customers can expose biotechnology and biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute, or AKS, and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market, and distribute biotechnology and biopharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales, and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs, and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. See the section entitled, “Business — Government Regulation — Other Healthcare Laws”.

The distribution of biotechnology and biopharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage, and security requirements intended to prevent the unauthorized sale of biotechnology and biopharmaceutical products.

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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

Tissue-based products are regulated differently in different countries. These requirements may be costly and result in delay or otherwise preclude the distribution of our products in some foreign countries, any of which would adversely affect our ability to generate operating revenues.

Tissue based products are regulated differently in different countries. Many foreign jurisdictions have a different, and potentially more difficult, regulatory pathway for human tissue-based products, which may prohibit the distribution of these products until the applicable regulatory agencies grant marketing approval, or licensure. The process of obtaining regulatory approval is lengthy, expensive and uncertain, and we may never seek such approvals, or if we do, we may never obtain those approvals. Furthermore, any adverse events in our clinical trials could negatively impact our products and product candidates.

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

We are a party to intellectual property license agreements with third parties, including our license agreement with MediWound for NexoBrid, and we may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we may not be able to further develop and market any product that is covered by these agreements. Termination of these licenses or a reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. In addition, if these in‑licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours after the expiry of data exclusivity. The occurrence of such events could materially harm our business.

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

If MediWound’s family of patents and proprietary rights covering NexoBrid do not provide substantial protection, then our commercialization efforts with respect to the product could suffer.

Through the parties’ License Agreement, MediWound has licensed to us a family of patents covering NexoBrid. The commercial success of NexoBrid depends, in part, on MediWound’s ability to obtain and maintain patent protection and trade secret protection for NexoBrid and its uses, as well as our ability to operate without infringing upon the proprietary rights of others. The family of patents that covers NexoBrid specifically includes 35 granted patents worldwide. However, there can be no assurance that patent applications relating to NexoBrid or related processes or technologies will result in patents being issued, that any patents that have been issued will be adequate to protect that intellectual property or that NexoBrid will enjoy patent protection for any significant period of time. Additionally, any issued patents may be challenged by third parties, and patents that MediWound holds may be found by a judicial authority to be invalid or unenforceable. Other parties may independently develop similar or competing technology or design around any patents that may be issued to or held by MediWound. MediWound’s current patents will eventually expire or they may otherwise cease to provide meaningful competitive advantage, and MediWound may be unable to adequately develop new technologies and obtain future patent protection to preserve our competitive advantage or avoid adverse effects on our business.

Some of our issued patents relating to MACI have already expired and others may be insufficient to protect our business.

We have issued patents in the U.S. and in certain foreign countries that relate to the combinations of chondrocytes and collagen membranes used in MACI. However, some of these have expired. Other patent filings that include technology relevant to MACI (e.g., its production and/or use of chondrocytes and collagen membranes, surgical devices, and related arthroscopic procedures) include granted patents and pending applications inside and outside the U.S. These granted patents and pending applications, if granted, have already expired or are expected to expire, absent any extensions, between late-2023 and late-2043. Whether or not these patent filings are or will be issued patents, they may not be sufficient to protect our product revenue. We may be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated if our patents fail to issue or expire, or are revoked.

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

Our success depends in large part on our ability to develop or license intellectual property rights to protect our proprietary products and technologies. This involves complex legal, scientific, and factual questions and uncertainties. We rely upon patent, trade secret, copyright and contract laws to protect proprietary technology and trademark law to protect brand identities. However, we cannot assure you that any patent applications filed by, assigned to, or licensed to us will lead to patents, and that the scope of any of our issued or licensed patents will be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us could be successfully challenged, invalidated, held to be unenforceable, or circumvented so that our patent rights would not create an effective competitive barrier. We also cannot assure you that the inventors of the patents and applications that we own or license were the first to invent or the first to file on the inventions, or that a third-party will not claim ownership in one or more of our patents or patent applications. We cannot assure you that a third-party does not have or will not obtain patents that dominate the patents we own or license now or in the future.

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

A successful challenge to our trademarks, or to MediWound’s trademarks covering NexoBrid, could force us to rebrand Epicel, MACI or NexoBrid, which could result in a loss of brand recognition and adversely affect our business.

We rely on our trademarks to distinguish our products from the products of our competitors, and have registered or applied to register a number of these trademarks. MediWound has additionally registered trademarks with respect to NexoBrid, which we have licensed as part of our License Agreement with MediWound. Third parties may challenge our use of these trademarks. In the event that these trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing these new brands.

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

The success of our business will depend significantly on our ability to operate without infringing patents and other proprietary rights of others. Our cell processing system and cell compositions utilize a wide variety of technologies and we can give no assurance that we have identified or can identify all inventions and patents that may be infringed by development and manufacture of our cell compositions. If the technology that we use infringes a patent held by others, or if the technology utilized by MediWound in development and manufacturing NexoBrid infringes another’s patent, we could be sued for monetary damages by the patent holder or its licensee, or we could be prevented from continuing research, development, and commercialization of products that rely on that technology, unless a license is obtained to use the patent. The cost and availability of a license to a patent cannot be predicted, and the likelihood of obtaining a license at an acceptable cost would be lower if the patent holder or any of its licensees is using the patent to develop or market a product with which any of our existing or future product candidates or our products would compete. If we could not obtain a necessary license, we would need to develop or obtain rights to alternative technologies, which could prove costly and could cause delays in product development, or we could be forced to discontinue the development or marketing of any products that were developed using the technology covered by the patent.

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
•We might not have been the first to file and/or the first to invent patent applications covering certain of our inventions;
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
•Our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
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

The market price of shares of our common stock has been volatile, ranging in closing price between $17.65 and $43.29 during January 3, 2022 through January 31, 2023. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

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
•Seasonal or other variations in patient demand for MACI, Epicel and NexoBrid;
•Demand for and clinical acceptance of our products;
•The timing of sales of products and of the introduction of new products;
•Public concern regarding the safety, efficacy or other aspects of the products or methodologies we are developing;
•Clinical trial results;
•News or reports from other cell therapy, regenerative medicine companies, or companies competing for market share in the burn care space;
•Actual or threatened litigation or governmental investigations or other major developments in such matters;
•Reports by securities analysts;
•Status and condition of the global economy, investment markets, or other developments that may affect the global supply chain or ability to manufacture and distribute our products;
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

We face an inherent business risk of exposure to product liability claims in the event that the manufacture and/or use of our products during clinical trials, or after commercialization, result in adverse events. Moreover, we derive the raw materials for MACI and Epicel from patients serving as their own donors, the production process is complex, and the handling requirements are specific. All of these factors increase the likelihood of quality failures and subsequent product liability claims. Although we are not currently subject to any product liability proceedings and we have no reserves for product liability disbursements, we may incur material liabilities relating to product liability claims in the future, including product liability claims arising out of the usage of MACI, Epicel or NexoBrid. Additionally, we may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage or at all. If we are unable to obtain insurance, or if claims against us substantially exceed our coverage, then our business could be adversely impacted. Excessive insurance costs or uninsured claims would increase our operating loss and adversely affect our financial condition. Whether or not we are ultimately successful in any product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources and could result in, among other things:

•Significant awards against us;
•Substantial litigation costs;
•Recall of the product;
•Injury to our reputation;
•Withdrawal of clinical trial participants; or
•Adverse regulatory action.

Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to raise the required capital to develop and commercialize our future product candidates and product enhancements and otherwise grow and expand our business.

Notwithstanding the net proceeds we received from previous public offerings, we may require substantial additional capital resources for strategic opportunities.

In order to grow and expand our business, to introduce other new product candidates and product enhancements into the marketplace, we may need to raise additional funds. We may also need significant additional funds or a collaborative partner, or both, to finance the research and development activities of future product candidates for additional indications or in additional markets.

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

We rely upon third parties for certain aspects of our business, including collaboration partners, wholesale distributors, contract clinical trial providers, contract manufacturers and third-party suppliers. Because of the recent tightening of global credit, volatility in the financial markets, and global inflationary pressures, there may be a delay or disruption in the performance or satisfaction of commitments to us by these third parties, which could adversely affect our business.

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

We may incur substantial indebtedness.

On July 29, 2022, we entered into a $150.0 million five-year senior secured Revolving Credit Agreement. As of December 31, 2022, we had no outstanding borrowings under the Revolving Credit Agreement. We may be exposed to the impact of interest rate changes primarily through our borrowing activities. Subject to the limits contained in the Revolving Credit Agreement, we may incur substantial additional debt from time-to-time for general corporate purposes, including, without limitation, acquisitions and capital expenditures, and such other uses as permitted under the Revolving Credit Agreement. If we do so, the risks related to our debt could intensify. Specifically, our debt could have important consequences to our investors, including the following:

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

We are subject to income taxes in the U.S. In particular, although the passage of the Tax Cuts and Jobs Act of 2017 reduced the U.S. tax rate to 21 percent the law is complex and further regulations and interpretations are still being issued. We could face audit challenges on how we apply the new law that could have a negative impact on our provision for income taxes. In addition, particularly in light of the Biden Administration, our future earnings could be negatively impacted by changes in tax legislation, including a repeal or modification of the Tax Cuts and Jobs Act of 2017, changes in tax rates and tax base such as limiting, phasing-out or eliminating deductions or tax credits, increase taxing of certain excess income from intellectual property, revising tax law interpretations and changes in other tax laws in the U.S. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. While the most significant impact of this provision is to the year ended December 31, 2022, the tax year in which the provision took effect, the impact will decline annually over the five-year amortization period.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 57,000 square feet in Cambridge, Massachusetts for manufacturing operations including clean rooms, laboratories and office space. This Cambridge lease expires in February 2032 and we have the right to extend until February 2037, subject to certain conditions being met. We lease approximately 14,000 square feet of additional office space in Cambridge, Massachusetts expiring in 2024 and we have the right to extend until 2029. We also lease approximately 6,000 square feet of office space in Ann Arbor, Michigan, which expires in April 2023. We intend to extend our Ann Arbor lease for an additional period of time prior to the April 2023 expiration. We believe that our facilities are adequate to meet our current needs. Additional facilities will be required to support expansion of our manufacturing operations and research and development activities. On January 28, 2022, we entered into a new lease for approximately 126,000 square feet of to-be-constructed manufacturing, laboratory and office space in Burlington, Massachusetts, which will serve as our new corporate headquarters and primary manufacturing facility. See Note 5, “Leases” in our accompanying consolidated financial statements for further information.

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

Holders of Record

As of January 31, 2023 there were approximately 170 holders of record of our common stock.

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

Set forth below is a line graph comparing the cumulative total shareholder return on Vericel’s common stock with the cumulative total return of (i) the NASDAQ Composite Index, and (ii) the NASDAQ Biotechnology Index, for the period from December 31, 2017 through December 31, 2022. The comparison assumes that a hypothetical $100 was invested on December 31, 2017 in our common stock and in both of the foregoing indices. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices. The historical stock price performance of our common stock shown in the graph below is not necessarily indicative of future stock price performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Vericel Corporation (VCEL)	$100	$319	$319	$567	$721	$483
NASDAQ Composite Index (^IXIC)	$100	$96	$130	$187	$227	$152
NASDAQ Biotechnology Index (^NBI)	$100	$91	$113	$142	$141	$126

Purchases of Equity Securities by the Issuer

There were no repurchases of shares of common stock made during the year ended December 31, 2022.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vericel Corporation is a fully-integrated, commercial-stage biopharmaceutical company and a leader in advanced therapies for the sports medicine and severe burn care markets. We currently market two FDA-approved autologous cell therapy products and also market one specialty biologic product in the U.S. MACI® is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Epicel® is a permanent skin replacement HUD for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of TBSA. We also hold an exclusive license from MediWound for North American rights to NexoBrid (anacaulase-bcdb). On December 28, 2022, the FDA approved a BLA for NexoBrid, granting a license for commercial use in the U.S. NexoBrid is a topically-administered biological product containing proteolytic enzymes and is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. We expect to begin commercial sales of NexoBrid in the U.S. during the second quarter of 2023.

See “Risk Factors - “Our success depends, in part, on the commercial success of NexoBrid for the removal of eschar in adults with deep partial-thickness and/or full-thickness thermal burns following FDA approval of our Biologics License Application.”

COVID-19

In March 2020, the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) to be a pandemic. This pandemic has contributed to an economic downturn on a global scale, as well as significant volatility in the financial markets. Since the pandemic’s inception, and at times, there has been significant volatility in our results of operations on a quarterly basis due to the widespread and periodic cancellation or delay of elective MACI surgical procedures throughout the U.S., staffing shortages and our ability to access customers.

At the outset of the pandemic, we put in place a comprehensive workplace protection plan, which instituted protective measures in response to the spread of the COVID-19 virus. Our workplace protection plan has closely followed fluctuating guidance issued by the Centers for Disease Control and Prevention (“CDC”) and has complied with applicable federal and state law. To date, we have been successful in sustaining our operations and providing our products to patients in need. Although most of the protective measures initially put into place are no longer required because of the pandemic’s waning effects, we continue to review our policies and procedures regularly, including our workplace protection plan, and we may take additional actions in the future to the extent required.

We continue to manufacture MACI and Epicel and have begun efforts to commercialize NexoBrid in North America following the FDA’s approval of the submitted BLA on December 28, 2022. We maintain a significant safety stock of all key raw materials, and we do not expect that current global supply chain interruptions will impact our ongoing manufacturing operations of MACI and Epicel. Additionally, although we have not experienced material shipping delays, significant disruption of air travel could result in the inability to deliver MACI or Epicel final products to customer sites within appropriate timeframes, which could adversely impact our business. Currently, we are not aware of COVID-19 related impacts on our distributors, operations or third-party service providers’ ability to manage patient cases. With the recent FDA approval of NexoBrid, MediWound has begun preparations to manufacture and supply sufficient quantities of NexoBrid to meet customer demand. To date, MediWound has not indicated that it expects pandemic-related disruptions to affect its ability to manufacture and supply NexoBrid.

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

The War in Ukraine

The ongoing war between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are continuing to create substantial uncertainty in the global economy and have resulted in heightened inflation and supply chain disruptions. While we do not have operations in Russia or Ukraine and do not have exposure to distributors, or third-party service providers in Russia or Ukraine, we are unable to predict the ultimate impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows as of the date of these consolidated financial statements.

Manufacturing

We have a cell manufacturing facility in Cambridge, Massachusetts, which is used for U.S. manufacturing and distribution of MACI and Epicel. The manufacturing process for NexoBrid is conducted by MediWound, primarily at manufacturing locations in Israel. Certain raw materials utilized in NexoBrid’s manufacture, including the supply of the active ingredient bromelain, are obtained from Taiwan.

Product Portfolio

Our marketed products include two FDA-approved autologous cell therapies: MACI, a third-generation autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults; and Epicel, a permanent skin replacement for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent TBSA and a specialty biologic: NexoBrid, a biological orphan product containing proteolytic enzymes indicated for eschar removal in adults with deep partial-thickness and/or full-thickness burn. Both autologous cell therapy products are currently manufactured and marketed in the U.S. In addition, we have entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. On December 28, 2022, the FDA approved a BLA for NexoBrid, granting a license for commercial use in the U.S. NexoBrid is a topically-administered biological product containing proteolytic enzymes and is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. We expect to begin commercial sales of NexoBrid in the U.S. during the second quarter of 2023.

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

MACI is currently implanted into the patient’s cartilage defect through an open surgical procedure. We are currently evaluating the potential for the arthroscopic delivery of MACI to the cartilage defect – a procedure in which a surgeon can evaluate, prepare and treat the cartilage defect under direct vision using specialized instruments delivered through a number of smaller incisions or portals. The arthroscopic delivery of MACI could increase the ease of MACI’s use for physicians and reduce both the length of the procedure and a patient’s post-operative pain and recovery. We have designed and are currently developing novel and specialized instruments to be used in and help facilitate such a procedure. We have recently discussed with the FDA a non-clinical regulatory strategy to support the potential inclusion of arthroscopic delivery in MACI’s approved labeling. Specifically, following a Type C meeting with the FDA, we are now planning to initiate a human factors validation study, coupled with published literature, to support expanding the MACI label to include arthroscopic administration of MACI for the treatment of cartilage defects of the knee, and we now anticipate an accelerated potential commercial launch of arthroscopic MACI in 2024. Based on the results of conducted market research, we believe the addition of an arthroscopic MACI delivery option could result in an expansion of the number of surgeons performing MACI procedures, and the number of MACI procedures conducted in the U.S. each year. This assessment is further supported by European studies comparing arthroscopic MACI to the open-knee approach, that showed arthroscopic delivery of the MACI implant to be less invasive, potentially resulting in less surgical time, less postoperative pain, less surgical site morbidity, and faster surgical recovery.

Additional studies also showed improved clinical and radiologic outcomes over a two year period in patients undergoing arthroscopic MACI.

We also are evaluating the feasibility and potential market opportunity involved in delivering MACI treatment to patients suffering from cartilage damage in the ankle. We believe that this potential lifecycle enhancement and indication expansion for MACI will require the conduct of an additional randomized clinical trial concerning the product’s use in the ankle. Earlier this year we received feedback from the FDA on our clinical development program for MACI to treat cartilage injuries in the ankle without the need for a pre-IND meeting as originally proposed, and our team is actively working to finalize our clinical plan/protocol.

Epicel

Epicel is a permanent skin replacement for deep-dermal or full-thickness burns comprising greater than or equal to 30 percent TBSA. Epicel is regulated by CBER of the FDA under medical device authorities, and is the only FDA-approved cultured epidermal autograft product available for large total surface area burns. Epicel was designated as a HUD in 1998 and an HDE application for the product was submitted in 1999. HUDs are devices that are intended for diseases or conditions that affect fewer than 8,000 individuals annually in the U.S. Under an HDE approval, a HUD cannot be sold for an amount that exceeds the cost of research and development, fabrication and distribution unless certain conditions are met. A HUD is eligible to be sold for profit after receiving HDE approval if the device meets certain eligibility criteria, including where the device is intended for the treatment of a disease or condition that occurs in pediatric patients and such device is labeled for use in pediatric patients. If the FDA determines that a HUD meets the eligibility criteria, the HUD is permitted to be sold for profit so long as the number of devices distributed in any calendar year does not exceed the Annual Distribution Number (“ADN”). The ADN is defined as the number of devices reasonably needed to treat a population of 8,000 individuals per year in the U.S.

On February 18, 2016, the FDA approved our HDE supplement to revise the labeled indications of use for Epicel to specifically include pediatric patients. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with large burns treated with Epicel relative to standard care. Because of the change in the label to specifically include use in pediatric patients, Epicel is no longer subject to the HDE profit restrictions. In conjunction with adding the pediatric labeling and meeting the pediatric eligibility criteria, the FDA has determined the ADN number for Epicel to be 360,400 which is approximately 40 times larger than the volume of grafts sold in 2022. Our burn care field force is currently comprised of approximately 22 individuals, serving in account manager or sales representative roles, as well as two Regional Managers led by a Vice President of National Sales.

NexoBrid

Our portfolio of commercial products now includes NexoBrid (anacaulase-bcdb), a topically-administered biological product containing proteolytic enzymes, which was approved by the FDA on December 28, 2022, and is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. We have entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America.

NexoBrid is approved in the European Union (“EU”) and other international markets and has been designated as an orphan biologic in the U.S., EU and other international markets. NexoBrid has the potential to change the standard of care for eschar removal with respect to hospitalized burn patients and treat a significant addressable market in the U.S. With respect to NexoBrid, of the approximately 40,000 burn patients that are hospitalized in the U.S. each year, the majority, over 30,000, will likely require some level of eschar removal. NexoBrid’s approval expands our burn care franchise’s total addressable market, which will permit us to treat a significantly larger segment of hospitalized burn patients than with Epicel alone. The expansion of our target addressable market supports a broader commercial footprint, and we believe that this may help drive both increased NexoBrid use as well as increased Epicel awareness throughout the burn care space. With NexoBrid’s approval, our cross-functional commercial launch activities for the product are underway, including education, training and engagement activities and the deployment of additional NexoBrid account managers.

The manufacturing process for NexoBrid is conducted by MediWound, primarily at manufacturing locations in Israel. Certain raw materials utilized in NexoBrid’s manufacture, including the supply of the active ingredient bromelain are obtained from Taiwan. We expect to begin commercial sales of NexoBrid in the U.S. during the second quarter of 2023.

Results of Operations

The following is a summary of our consolidated results of operations:

	Year Ended December 31,			2022 vs. 2021
(In thousands)	2022	2021	2020	Change $	Change %
Total revenue	$164,365	$156,184	$124,179	$8,181	5.2%
Cost of product sales	54,577	50,159	39,951	4,418	8.8%
Gross profit	109,788	106,025	84,228	3,763	3.5%
Research and development	19,943	16,287	13,020	3,656	22.4%
Selling, general and administrative	106,903	97,592	68,836	9,311	9.5%
Total operating expenses	126,846	113,879	81,856	12,967	11.4%
(Loss) income from operations	(17,058)	(7,854)	2,372	(9,204)	117.2%
Total other income	1,070	272	672	798	293.4%
Income tax expense (benefit)	721	(111)	180	832	(749.5)%
Net (loss) income	$(16,709)	$(7,471)	$2,864	$(9,238)	123.7%

Comparison of the Periods Ended December 31, 2022 and 2021

Total Revenue

Revenue by product is as follows:

	Year Ended December 31,			2022 vs. 2021
(In thousands)	2022	2021	2020	Change $	Change %
MACI	$131,967	$111,554	$94,432	$20,413	18.3%
Epicel	31,731	41,521	27,536	(9,790)	(23.6)%
NexoBrid	667	3,109	2,211	(2,442)	(78.5)%
Total revenue	$164,365	$156,184	$124,179	$8,181	5.2%

Total revenue increase for the year ended December 31, 2022, compared to 2021, was driven primarily by MACI volume and price growth, offset primarily by lower Epicel volume associated with lower incidence of severe burns and lower revenue associated with the delivery of NexoBrid to BARDA for emergency response preparedness.

Seasonality. The effects of the ongoing COVID-19 pandemic have disrupted the normal seasonality of our MACI business at times since March of 2020. These effects have included, among others, periodic restrictions on the performance of elective surgical procedures throughout the country, the unavailability of physicians and/or changes to their treatment prioritizations, reductions in the levels of healthcare facility staffing and, in certain instances, the willingness or ability of patients to seek treatment and the inability of our sales representatives to call on surgeon customers. In the last five years through 2022, MACI sales volumes from the first through the fourth quarter on average represented 20% (18%-21% range), 21% (16%-24% range), 24% (21%-26% range) and 35% (33%-38% range) respectively, of total annual volumes. MACI orders are normally stronger in the fourth quarter due to several factors including the satisfaction by patients of insurance deductible limits and the time of year patients prefer to start rehabilitation. Due to the low incidence and variable occurrence of severe burns, Epicel revenue has inherent variability from quarter-to-quarter and does not exhibit significant seasonality.

Gross Profit

Gross profit increased for the year ended December 31, 2022, compared to the same period in 2021, driven by higher MACI volume and price growth, offset by lower Epicel labor utilization, raw material price increases and higher external storage and manufacturing facility costs.

Research and Development Expenses

The following table summarizes research and development expenses, which include materials, professional fees and an allocation of employee-related salary and fringe benefit costs for our research and development projects:

	Year Ended December 31,			2022 vs. 2021
(In thousands)	2022	2021	2020	Change $	Change %
MACI	$11,969	$9,170	$7,157	$2,799	30.5%
Epicel	4,924	4,061	3,257	863	21.3%
NexoBrid	3,050	3,056	2,606	(6)	(0.2)%
Total research and development expenses	$19,943	$16,287	$13,020	$3,656	22.4%

Research and development expenses for the year ended December 31, 2022 were $19.9 million, compared to $16.3 million for 2021. The increase is primarily due to an increase of $1.1 million in stock-based compensation expense, additional spend on the design of instruments to be used in connection with the potential arthroscopic delivery of MACI to the knee, if approved by the FDA, and increased headcount, partially offset by reimbursement of expenses related to the NexoBrid BLA resubmission.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2022 were $106.9 million, compared to $97.6 million for 2021. The increase in selling, general and administrative expenses is primarily due to a $1.8 million increase in stock-based compensation expenses, incremental marketing spend for both MACI and burn care franchises, additional travel and in person events across the commercial organization in addition to higher depreciation related to the new office space in Cambridge, Massachusetts.

Total Other Income

The change in total other income for the year ended December 31, 2022, was due primarily to fluctuations in the rates of return on our investments in various marketable debt securities slightly offset by interest expense related to our Revolving Credit Agreement.

Income Tax Expense (Benefit)

For the year-ended December 31, 2022, we recorded $0.7 million of income tax expense as a result of state income taxes primarily due to the elimination of the option to deduct research and development expenditures immediately in the year incurred and instead amortize such expenditures over five years for tax purposes, and in the same period of 2021, we recorded a state income tax benefit of $0.1 million. We continue to maintain a full valuation allowance on all of our net deferred tax assets.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. While the most significant impact of this provision is to the year ended December 31, 2022, the tax year in which the provision took effect, the impact will decline annually over the five-year amortization period.

Stock-based Compensation Expense

Non-cash stock-based compensation expense is summarized in the following table:

	Year Ended December 31,			2022 vs. 2021
(In thousands)	2022	2021	2020	Change $	Change %
Cost of product sales	$3,630	$3,681	$1,949	$(51)	(1.4)%
Research and development	5,261	4,120	1,884	1,141	27.7%
Selling, general and administrative	28,292	26,521	10,010	1,771	6.7%
Total non-cash stock-based compensation expense	$37,183	$34,322	$13,843	$2,861	8.3%

The increase in stock-based compensation expense for the year ended December 31, 2022, is due primarily to fluctuations in stock prices which impacts the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Comparison of the Periods Ended December 31, 2021 and 2020

For a comparison of our results of operations for the fiscal years ended December 31, 2021 and December 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$17,687	$29,040	$17,572
Net cash used in by investment activities	(36,206)	(3,501)	(17,160)
Net cash provided by financing activities	1,045	9,171	6,441
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(17,474)	$34,710	$6,853

For a discussion of our liquidity and capital resources related to our cash flow activities for the fiscal year ended December 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.

Net Cash Provided by Operating Activities

Our cash and cash equivalents totaled $51.1 million, short-term investments totaled $68.5 million and long-term investments totaled $20.0 million as of December 31, 2022. The $17.7 million of net cash provided by operations in 2022, was primarily the result of non-cash charges of $37.2 million related to stock compensation expense, $4.2 million in operating lease amortization and $4.0 million in depreciation and amortization expense, offset by a net loss of $16.7 million and a net decrease of $11.2 million related to movements in our working capital accounts. The overall decreases in cash from our working capital accounts were primarily driven by an increase in accounts receivable due to an increase in sales volume, an increase in inventory due to increased production needs and payments on operating leases, offset by an increase of accounts payable and accrued expenses due to timing of payments.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2022 was the result of $69.6 million in investment purchases and $7.6 million of property and equipment purchases primarily for manufacturing upgrades, offset by $40.9 million of investment sales and maturities through December 31, 2022.

Net cash used in investing activities during the year ended December 31, 2021 was the result of $60.0 million in investments purchases and $7.9 million of property and equipment purchases primarily for manufacturing upgrades, offset by $64.4 million of investment sales and maturities through December 31, 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2022 was the result of net proceeds from the exercise of stock options and the employee stock purchase plan of $3.7 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $1.5 million and payments of debt issuance costs of $1.1 million.

Net cash provided by financing activities during the year ended December 31, 2021 was the result of net proceeds from the exercise of stock options and the employee stock purchase plan of $11.2 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $1.7 million.

Liquidity

Since our acquisition of MACI and Epicel in 2014, our primary focus has been to invest in our existing commercial business with the goal of growing revenue. We have raised significant funds in order to advance and complete our product development and product life-cycle management programs and to market and commercialize our products, including NexoBrid. To date, we have financed our operations primarily through cash received through Epicel and MACI sales, debt, and public and private sales of our equity securities. We generated $17.7 million in operating cash flows during 2022 and we may finance our operations through the sales of equity securities, revolver borrowings or other debt financings.

We believe that our current cash on hand, cash equivalents, investments, and available borrowing capacity will be sufficient to support our current operations through at least 12 months from the issuance of the consolidated financial statements included in this Annual Report on Form 10-K. Although the effects of the ongoing COVID-19 pandemic have lessened in recent months, our business and operations may be adversely affected in the future if conditions were to worsen. Our actual cash requirements may differ from projections and will depend on many factors, including any future impacts of the COVID-19 pandemic, the level and pace of future research and development efforts, the scope and results of ongoing and potential clinical trials, the costs involved in filing, prosecuting and enforcing patents, the need for additional manufacturing capacity, competing technological and market developments, costs associated with possible acquisitions or development of complementary business activities, and the cost to market our products.

Sources of Capital

On August 27, 2021, we entered into a Sales Agreement with SVB Leerink LLC, as sales agent (“SVB Leerink”), pursuant to which we may offer and sell up to $200.0 million of shares of our common stock, no par value per share (“ATM Shares”). The ATM Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to an automatically effective shelf registration statement on Form S-3ASR (File No. 333-259119) filed by us on August 27, 2021, which expires three years from the filing date. We also filed a prospectus supplement relating to the offering and sale of the ATM Shares on August 27, 2021. We are not obligated to make any sales of ATM Shares, and SVB Leerink is not required to sell any specific number or dollar amount of the ATM Shares under the Sales Agreement. As of December 31, 2022, we have sold no shares pursuant to the Sales Agreement.

On July 29, 2022, we entered into a $150.0 million five-year senior secured revolving credit agreement by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (the “Revolving Credit Agreement”). We have no immediate plans to borrow under the Revolving Credit Agreement, but we may use the facility for working capital needs and other general corporate purposes. As of December 31, 2022, there are no outstanding borrowings under the Revolving Credit Agreement, and we are in compliance with all applicable covenant requirements. See Note 8, “Revolving Credit Agreement” in the accompanying consolidated financial statements for further details.

Contractual Obligations

We lease facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. The Cambridge facilities include clean rooms, laboratories for MACI and Epicel manufacturing and office space. We also pay for use of two offsite warehouse spaces and lease computer equipment. In October 2020, we amended our current lease in Cambridge to, among other provisions, extend the term until February 2032. Total remaining obligations related to the operating and finance leases are $61.1 million as of December 31, 2022. In January 2022, we entered into a new lease for approximately 126,000 square feet of to-be-constructed manufacturing, laboratory and office space in Burlington, Massachusetts. The obligations related to this lease are $98.9 million and the lease provides for a tenant improvement allowance of $25.1 million. See Note 5, “Leases” in our accompanying consolidated financial statements for further information.

Our purchase commitments consist of minimum purchase amounts of materials used in our cell manufacturing process to manufacture our marketed cell therapy products and total $3.4 million as of December 31, 2022, as well as usage of offsite warehouse space. The total remaining contractual obligations related to the warehouse agreement are $5.8 million as of December 31, 2022. See Note 15, “Commitments and Contingencies” in our accompanying consolidated financial statements for further information.

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

Revenue Recognition and Net Product Sales

Revenue from sales to a customer (distributor, hospital or other party) is recognized in accordance with ASC 606, Revenue Recognition. We recognize product revenue from sales to a customer (distributor or hospital) following the five-step model in ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. Under this revenue standard, we recognize revenue when our customer obtains control of the promised goods, in an amount that reflects the consideration which we expect to receive in exchange for those goods.

MACI Implants

We have engaged a third-party services provider to provide the patient support program to manage patient cases and to ensure complete and accurate billing information is provided to the insurers and hospitals, to facilitate reimbursement.

Most cases in which MACI is used require prior authorization and confirmation of coverage by the patient’s insurance plan or government payers prior to the shipment of product to a hospital or an ambulatory surgical center. We recognize product revenues from sales of all MACI implants upon delivery at which time the customer obtains control of the implant and the claim is billable. The total consideration which we expect to collect in exchange for MACI implants (the transaction price) may be fixed or variable. Direct sales to hospitals or ambulatory surgical centers are recorded at a contracted price, there are typically no forms of variable consideration.

When we sell MACI the patient is responsible for payment; however, we are typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates or a fee schedule. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of our contractual arrangements. We estimate expected collections for these transactions using the portfolio approach. We record a reduction to revenue at the time of sale for the estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for our accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. We assess risk and determine a loss percentage by pooling accounts receivable based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information.

Changes in estimates of the transaction price are recorded through revenue in the period in which such change occurs. Changes to the estimate of the amount of consideration that will not be collected could have a material impact to the revenue recognized. A 50 basis points change to the estimated uncollectible percentage could result in approximately $0.4 million decrease or increase in the revenue recognized for the year ended December 31, 2022.

Leases

We determine if an arrangement is a lease at inception, in accordance with ASC Topic 842, Leases. All operating lease commitments with a lease term greater than 12 months are recognized as right-of-use (“ROU”) assets and liabilities, on a discounted basis on the balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We primarily enter into lease agreements for manufacturing and office space, warehouses space, and other computer-related equipment. The leases have varying terms, some of which may include options to extend. Certain of our lease agreements include lease payments that are adjusted periodically for an index or rate. The leases are initially measured using the present value of the projected payments adjusted for the index or rate in effect at the commencement date. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Stock-Based Compensation

The accounting for stock-based compensation requires us to determine the fair value of common stock issued in the form of stock option awards and restricted stock units. The fair value of restricted stock units held by the employees is determined based on the fair value of our common stock on the date of the grant. We use the value of our common stock at the date of the grant in the calculation of the fair value of our share-based awards. The fair value of stock options held by our employees is determined using a Black-Scholes option valuation method, which is a valuation technique that is acceptable for share-based payment accounting. Key assumptions in determining fair value include volatility, risk-free interest rate, dividend yield and expected term. The assumptions used in calculating the fair value of stock options represent our best estimates; however, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock options expected to vest over the service period. We estimate the forfeiture rate considering the historical experience of our stock-based awards. If the actual forfeiture rate is different from the estimate, we adjust the expense accordingly. We record the expense for stock options and restricted stock units using a graded-vesting attribution method.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2022, we held marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying consolidated balance sheet included in this Form 10-K. The fair value of our cash equivalents and marketable securities is subject to changes in market interest rates. Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable debt securities. We believe that probable near-term changes in interest rates would not materially affect our financial condition, results of operations or cash flows. We do not currently use interest rate derivative instruments or hedging transactions to manage exposure to interest rate changes of our investments. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $0.5 million decrease in the fair value of our investment portfolio as of December 31, 2022.

We are also subject to interest rate risks in connection with our Revolving Credit Agreement, which is variable rate indebtedness. As of December 31, 2022, there were no borrowings outstanding under the Revolving Credit Agreement. To the extent that we have outstanding borrowings under the Revolving Credit Agreement, we may increase our exposure to risk from interest rate fluctuations which may have a negative impact on our earnings and cash flows.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Vericel Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Vericel Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive (loss) income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Contractual allowances related to MACI sales subject to third party reimbursement

As described in Note 3 to the consolidated financial statements, when the Company sells MACI to patients, the Company records a reduction of revenue at the time of sale for its estimate of the amount of consideration that will not be collected. As of December 31, 2022, the allowance for this uncollectible consideration was $6.1 million. When the Company sells MACI the patient is responsible for payment, however, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements.

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
February 23, 2023

We have served as the Company’s auditor since at least 1996, which is when the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company.

VERICEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$51,067	$68,330
Short-term investments	68,471	35,068
Accounts receivable (net of allowance for doubtful accounts of $47 and $40, respectively)	46,539	37,437
Inventory	15,986	13,381
Other current assets	4,803	4,246
Total current assets	186,866	158,462
Property and equipment, net	15,837	13,308
Intangible assets, net	7,500	—
Restricted cash	—	211
Right-of-use assets	41,535	45,720
Long-term investments	19,962	25,687
Other long-term assets	1,303	317
Total assets	$273,003	$243,705
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,930	$9,016
Accrued expenses	16,190	14,045
Current portion of operating lease liabilities	4,302	2,950
Other current liabilities	41	41
Total current liabilities	37,463	26,052
Operating lease liabilities	43,268	47,147
Other long-term liabilities	—	44
Total liabilities	80,731	73,243
COMMITMENTS AND CONTINGENCIES (Note 15)
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 47,253 and 46,880, respectively	593,245	553,902
Accumulated other comprehensive loss	(978)	(154)
Accumulated deficit	(399,995)	(383,286)
Total shareholders’ equity	192,272	170,462
Total liabilities and shareholders’ equity	$273,003	$243,705

The accompanying notes to consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Product sales, net	$163,698	$153,075	$121,968
Other revenue	667	3,109	2,211
Total revenue	164,365	156,184	124,179
Cost of product sales	54,577	50,159	39,951
Gross profit	109,788	106,025	84,228
Research and development	19,943	16,287	13,020
Selling, general and administrative	106,903	97,592	68,836
Total operating expenses	126,846	113,879	81,856
(Loss) income from operations	(17,058)	(7,854)	2,372
Other income (expense):
Interest income	1,341	224	691
Interest expense	(366)	(4)	(6)
Other income (expense)	95	52	(13)
Total other income	1,070	272	672
(Loss) income before income taxes	(15,988)	(7,582)	3,044
Income tax expense (benefit)	721	(111)	180
Net (loss) income	$(16,709)	$(7,471)	$2,864
Net (loss) income per common share:
Basic	$(0.35)	$(0.16)	$0.06
Diluted	$(0.35)	$(0.16)	$0.06
Weighted-average common shares outstanding:
Basic	47,130	46,472	45,221
Diluted	47,130	46,472	47,282

The accompanying notes to consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(16,709)	$(7,471)	$2,864
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(824)	(168)	(7)
Comprehensive (loss) income	$(17,533)	$(7,639)	$2,857

The accompanying notes to consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Gain (Loss)	Deficit	Equity
BALANCE, DECEMBER 31, 2019	44,864	$489,749	$21	$(378,679)	$111,091
Net income				2,864	2,864
Stock-based compensation expense		13,843			13,843
Stock option exercises	790	5,582			5,582
Shares issued under the Employee Stock Purchase Plan	117	1,050			1,050
Issuance of stock for restricted stock unit vesting	47
Restricted stock withheld for employee tax remittance	(14)	(163)			(163)
Unrealized loss on investments			(7)		(7)
BALANCE, DECEMBER 31, 2020	45,804	510,061	14	(375,815)	134,260
Net loss				(7,471)	(7,471)
Stock-based compensation expense		34,322			34,322
Stock option exercises	968	9,928			9,928
Shares issued under the Employee Stock Purchase Plan	43	1,256			1,256
Issuance of stock for restricted stock unit vesting	96				—
Restricted stock withheld for employee tax remittance	(31)	(1,665)			(1,665)
Unrealized loss on investments			(168)		(168)
BALANCE, DECEMBER 31, 2021	46,880	553,902	(154)	(383,286)	170,462
Net loss				(16,709)	(16,709)
Stock-based compensation expense		37,183			37,183
Stock option exercises	234	2,401			2,401
Shares issued under the Employee Stock Purchase Plan	49	1,251			1,251
Issuance of stock for restricted stock unit vesting	134				—
Restricted stock withheld for employee tax remittance	(44)	(1,492)			(1,492)
Unrealized loss on investments			(824)		(824)
BALANCE, DECEMBER 31, 2022	47,253	$593,245	$(978)	$(399,995)	$192,272

The accompanying notes to consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net (loss) income	$(16,709)	$(7,471)	$2,864
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization expense	3,981	2,965	2,383
Stock-based compensation expense	37,183	34,322	13,843
Amortization of premiums and discounts on marketable securities	107	949	318
Amortization of debt issuance costs	90	—	—
Non-cash lease costs	4,222	4,422	4,445
Other	22	7	93
Changes in operating assets and liabilities:
Inventory	(2,605)	(4,025)	(2,540)
Accounts receivable	(9,102)	(2,933)	(2,336)
Other current assets	(557)	(353)	(940)
Accounts payable	1,437	1,491	33
Accrued expenses	2,145	2,752	3,345
Operating lease liabilities	(2,527)	(3,086)	(3,951)
Other non-current assets and liabilities, net	—	—	15
Net cash provided by operating activities	17,687	29,040	17,572
Investing activities:
Purchases of investments	(69,554)	(60,021)	(63,057)
Sales and maturities of investments	40,944	64,435	48,523
Expenditures for property and equipment	(7,596)	(7,915)	(2,626)
Net cash used in investing activities	(36,206)	(3,501)	(17,160)
Financing activities:
Net proceeds from common stock issuance	3,652	11,184	6,632
Debt issuance costs	(1,076)	—	—
Payments on employee's behalf for taxes related to vesting of restricted stock unit awards	(1,492)	(1,665)	(163)
Other	(39)	(348)	(28)
Net cash provided by financing activities	1,045	9,171	6,441
Net (decrease) increase in cash, cash equivalents, and restricted cash	(17,474)	34,710	6,853
Cash, cash equivalents, and restricted cash at beginning of period	68,541	33,831	26,978
Cash, cash equivalents, and restricted cash at end of period	$51,067	$68,541	$33,831

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Non-cash information:
Right-of-use asset and lease liability recognized	$137	$192	$29,573
Additions to property and equipment and intangible assets included in accounts payable	7,824	1,373	531
Restricted stock held for employee tax remittance included in accounts payable	—	46	—
Cash information:
Interest paid	$109	$4	$6
Taxes paid	$—	$379	$147

	Year Ended December 31,
	2022	2021	2020
Reconciliation of amounts within the consolidated balance sheets:
Cash and cash equivalents	$51,067	$68,330	$33,620
Restricted cash	—	211	211
Total cash, cash equivalents, and restricted cash at end of period	$51,067	$68,541	$33,831

The accompanying notes to consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

Vericel Corporation, a Michigan corporation (together with its consolidated subsidiaries referred to herein as the Company, or Vericel), was incorporated in March 1989 and began employee-based operations in 1991. The Company is a fully-integrated, commercial-stage biopharmaceutical company and is a leader in advanced therapies for the sports medicine and severe burn care markets. Vericel currently markets three commercial-stage products in the U.S., MACI®, Epicel® and NexoBrid®.

MACI (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Epicel (cultured epidermal autografts) is a permanent skin replacement for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (“TBSA”). The Company also holds an exclusive license from MediWound Ltd. (“MediWound”) to commercialize NexoBrid (anacaulase-bcdb) in North America. On December 28, 2022, the U.S. Food and Drug Administration (“FDA”) approved a Biologics License Application (“BLA”) for NexoBrid, granting a license for commercial use in the U.S. NexoBrid is a topically-administered biological product containing proteolytic enzymes and is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. The Company operates its business primarily in the U.S. in one reportable segment - the research, product development, manufacture and distribution of cellular therapies and specialty biologics for use in the treatment of specific diseases.

The Company is subject to risks common to companies in the life sciences industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, commercialization of existing and new products, and compliance with FDA regulations and approval requirements, as well as the ability to grow the Company’s business through appropriate commercial strategies.

COVID-19

In March 2020, the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) to be a pandemic. This pandemic has contributed to an economic downturn on a global scale, as well as significant volatility in the financial markets. Since the pandemic’s inception, and at times, there has been significant volatility in the Company’s results of operations on a quarterly basis due to the widespread and periodic cancellation or delay of elective MACI surgical procedures throughout the U.S., staffing shortages and the Company’s ability to access customers.

The Company continues to manufacture MACI and Epicel and has begun efforts to commercialize NexoBrid in North America following the FDA’s approval of the submitted BLA on December 28, 2022. The Company maintains a significant safety stock of all key raw materials, and it does not expect that current global supply chain interruptions will impact the Company’s ongoing manufacturing operations of MACI and Epicel. Additionally, although the Company has not experienced material shipping delays, significant disruption of air travel could result in the inability to deliver MACI or Epicel final products to customer sites within appropriate timeframes, which could adversely impact its business. Currently, the Company is not aware of COVID-19 related impacts on its distributors, operations or third-party service providers’ ability to manage patient cases. With the recent FDA approval of NexoBrid, MediWound has begun preparations to manufacture and supply sufficient quantities of NexoBrid to meet customer demand. To date, MediWound has not indicated that it expects pandemic-related disruptions to affect its ability to manufacture and supply NexoBrid.

The Company believes that a resurgence of COVID-19 because of emerging variants or other factors could result in additional disruptions that could impact its business and operations in the future, including intermittent restrictions on the ability of its personnel to travel and access customers for selling, marketing, training, case support and product development feedback, delays in approvals by regulatory bodies, delays in product development efforts, and additional government requirements or other incremental mitigation efforts that may further impact its capacity to manufacture, sell and support the use of its products.

The War in Ukraine

The ongoing war between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are continuing to create substantial uncertainty in the global economy and have contributed to heightened inflation and supply chain disruptions. While the Company does not have operations in Russia or Ukraine and does not have exposure to distributors, or third-party service providers in Russia or Ukraine, it is unable to predict the ultimate impact that these actions will have on the global economy or on its financial condition, results of operations, and cash flows as of the date of these consolidated financial statements.

Liquidity

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2022, the Company had an accumulated deficit of $400.0 million and had a net loss of $16.7 million for the year ended December 31, 2022. The Company had cash and cash equivalents of $51.1 million and investments of $88.4 million as of December 31, 2022. The Company expects that cash from the sales of its products and existing cash, cash equivalents, investments, and available borrowing capacity will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these consolidated financial statements. To the extent the U.S. experiences a worsening in COVID-19 infections or additional virus variants emerge that result in more serious disease or limit the effectiveness of existing vaccines, however subsequent healthcare measures – to include the postponement or cessation of elective and other surgical procedures – may cause the Company to experience a reduction in business and resulting revenue. This, consequently, may result in irrecoverable losses of customers and significantly impact the Company’s long-term liquidity, potentially requiring the Company to engage in layoffs, furloughs and/or reductions in salaries. The Company also may need to access additional capital; however, the Company may not be able to obtain additional financing on acceptable terms or at all, particularly in light of the various negative impacts on the global economy and financial markets, which are currently being experienced. The terms of any additional financing may adversely affect the holdings or the rights of the Company’s shareholders.

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

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase and consist primarily of demand deposits, money market funds, U.S. government agency bonds and commercial paper.

Restricted Cash

Amounts included in restricted cash as of December 31, 2021, represent those required to be set aside to meet contractual terms of a lease agreement held by the Company.

Investments

Investments classified as short-term have maturities of less than one year. Investments classified as long-term are those that: (i) have a maturity of greater than one year, and (ii) the Company does not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. The Company’s investment strategy is to buy short-duration marketable securities with a high credit rating. As of December 31, 2022 and 2021, all marketable securities held by the Company had remaining contractual maturities of three years or less.

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

Accounts Receivable

Accounts receivable are initially recorded at the contractual amount owed by the customer or based on expected payments from the insurance provider, hospital or patient. Allowances for doubtful accounts are established when the facts and circumstances indicate that a receivable may not be collectible. Potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326. The Company assesses risk and determines a loss percentage by pooling accounts receivable based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information.

Property and Equipment, net

Property and equipment are initially measured and recognized at acquisition cost, including any directly attributable cost of preparing the asset for its intended use. After initial measurement, property and equipment are carried at cost less accumulated depreciation. Repair and maintenance costs of property and equipment are expensed as incurred.

The depreciable value of property and equipment is depreciated on a straight-line basis over the useful life of the asset. The useful life of an asset is usually equivalent to its economic life. The useful lives of property and equipment are as follows:

•Machinery and equipment: 3 to 10 years
•Furniture, fixtures and office equipment: 5 years
•Computer equipment and software: 3 years
•Leasehold improvements: shorter of the remaining life of the lease or 15 years

The costs of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts, with any gain or loss realized upon sale or disposal credited or charged to operations.

Intangible Assets, net

The Company amortizes its intangible assets on a straight-line basis over their estimated economic lives, unless another amortization method is deemed to be more appropriate. In determining the useful lives of intangible assets, the Company considers the expected use of the assets and the effects of obsolescence, demand, competition, anticipated technological advances, market influence and other economic factors. Intangible assets are assessed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the carrying amount of an asset is not recoverable, an impairment loss is recorded as a permanent reduction in the amount by which the carrying amount of the asset exceeds its fair value.

Revenue Recognition

The Company recognizes product revenue from sales to a customer (whether a distributor, or hospital) following the five step model in Accounting Standards Codification 606, Revenue Recognition (“ASC 606”): (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation. Under this revenue standard, the Company recognizes revenue when its customer obtains control of the promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods. There are no contractual rights of returns, refunds or similar obligations related to MACI, MACI biopsy kits, Epicel or NexoBrid; however, in certain limited cases the Company will accept a product return if a surgery is canceled. Revenue is not recognized in certain canceled cases.

For MACI, MACI biopsy kits, Epicel and NexoBrid, there are no variable pricing arrangements related to warranties or rebates offered to customers. The majority of orders are due within 60 to 90 days of delivery. Shipping and handling fees are included as a component of revenue. The Company recognizes any commission fees as an expense when incurred. These fees are included in selling, general, and administrative expenses. See Note 3, “Revenue” for further discussion on revenues.

Research and Development Expense

Research and development expenses are expensed as incurred. These expenditures relate to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of consumers and patients.

Stock-Based Compensation

The Company’s accounting for stock-based compensation requires it to determine the fair value of common stock issued in the form of stock option awards and restricted stock units. The fair value of restricted stock units held by the employees is determined based on the fair value of the Company’s common stock on the date of the grant. Compensation expense is recorded for restricted stock units that are expected to vest over the expected vesting period. The fair value of stock options held by the employees is determined using a Black-Scholes option valuation method. Key assumptions in determining fair value include volatility, risk-free interest rate, dividend yield and expected term. The assumptions used in calculating the fair value of stock options represent the Company’s best estimates; however, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future. In addition, the Company estimates the expected forfeiture rate and only recognizes expense for those stock options expected to vest over the service period. The estimated forfeiture rate considers the historical experience of the Company’s stock-based awards. If the actual forfeiture rate is different from the estimate, expense is adjusted accordingly. The Company records the expense for stock options and restricted stock units using a graded-vesting attribution method.

The Company also has an Employee Stock Purchase Plan (“ESPP”) which is a compensatory plan. Compensation expense is recorded based on the fair value of the purchased options at the grant date, which corresponds to the first day of each purchase period, and is amortized over the purchase period.

Comprehensive (Loss) Income

Comprehensive (loss) income is the change in shareholders’ equity during a period arising from unrealized gains or losses related to the Company’s investments.

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

Recent Accounting Pronouncements

No new accounting standards were adopted during the year ended December 31, 2022. The Company considers the applicability and impact of any recent Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). Based on the assessment, the ASU’s were determined to be either not applicable or are expected to have minimal impact on the Company's consolidated financial statements.

3. Revenue

Revenue Recognition and Product Sales, Net

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

MACI Implants

The Company contracts with two specialty pharmacies, Orsini Pharmaceutical Services, Inc. (“Orsini”) and AllCare Plus Pharmacy, Inc. (“AllCare”) to distribute MACI in a manner in which the Company retains the credit and collection risk from the end customer. The Company pays both specialty pharmacies a fee for each patient to whom MACI is dispensed. Both Orsini and AllCare perform collection activities to collect payment from customers. The Company engages a third-party to provide services in connection with a patient support program to manage patient cases and to ensure complete and correct billing information is provided to the insurers and hospitals. In addition, the Company also sells MACI directly to DMS Pharmaceutical Group, Inc. (“DMS”) for patients treated at military treatment facilities. The sales directly to DMS are made at a contracted rate.

Prior authorization and confirmation of coverage level by the patient’s private insurance plan, hospital or government payer is a prerequisite to the shipment of product to a patient. The Company recognizes product revenue from sales of all MACI implants upon delivery at which time the customer obtains control of the implant and the claim is billable. The total consideration that the Company expects to collect in exchange for MACI implants (the “Transaction Price”) may be fixed or variable. Direct sales to hospitals or distributors are recorded at a contracted price, and there are typically no forms of variable consideration.

When the Company sells MACI the patient is responsible for payment; however, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326. The Company assesses risk and determines a loss percentage by pooling accounts receivable based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information. This loss percentage was applied to the accounts receivables as of December 31, 2022. The total allowance for uncollectible consideration was $6.1 million and $7.0 million as of December 31, 2022, and 2021, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact to the revenue recognized. A 50 basis points change to the estimated uncollectible percentage could result in approximately $0.4 million decrease or increase in the revenue recognized for the year ended December 31, 2022.

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

NexoBrid

The Company entered into exclusive license and supply agreements with MediWound in May 2019, pursuant to which MediWound will manufacture and supply NexoBrid on a unit price basis, which may be increased pursuant to the terms of the agreements. Additionally, since 2020 the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) has been procuring NexoBrid from MediWound, for use as a medical countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. That quarterly procurement of NexoBrid by BARDA under its agreement with MediWound completed during the third quarter of 2022, although BARDA holds an option to procure additional quantities of NexoBrid for emergency response preparedness in the future. As of December 31, 2022, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product procured by BARDA. The Company recognized revenue based on a percentage of gross profits for sales of NexoBrid to BARDA upon delivery, at which time BARDA is in control of the product.

Additionally, on December 28, 2022, the FDA approved a BLA for NexoBrid, granting a license for commercial use in the U.S. NexoBrid is a topically-administered biological product containing proteolytic enzymes and is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns.

Revenue by Product and Customer

The following table and descriptions below shows the products from which the Company generated its revenue:

	Year Ended December 31,
Revenue by product (in thousands)	2022	2021	2020
MACI implants and kits
Implants based on contracted rate sold through a specialty pharmacy (a)	$81,388	$71,969	$57,593
Implants subject to third party reimbursement sold through a specialty pharmacy (b)	18,695	16,000	16,320
Implants sold direct based on contracted rates (c)	24,261	18,714	15,144
Implants sold direct subject to third-party reimbursement (d)	3,499	2,821	2,754
Biopsy kits - direct bill	2,090	2,194	1,908
Change in estimates related to prior periods (e)	2,034	(144)	713
Total MACI implants and kits	131,967	111,554	94,432
Epicel
Direct bill (hospital)	31,731	41,521	27,536

NexoBrid revenue (f)	667	3,109	2,211
Total revenue	$164,365	$156,184	$124,179

(a) Represents implants sold through Orsini and AllCare whereby such specialty pharmacies have a direct contract with the underlying insurance provider. The amount of reimbursement is based on contracted rates at the time of sale supported by the pharmacy’s direct contracts.

(b) Represents implants sold through Orsini and AllCare whereby such specialty pharmacy does not have a direct contract with the underlying payer and are subject to third-party reimbursement. The amount of reimbursement is established based on publicly available rates, fee schedules or past payer precedents.

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

(f) Represents revenue based on a percentage of gross profits for sales of NexoBrid to BARDA, pursuant to the license agreement between the Company and MediWound (see note 14).

Concentration of Credit Risk

The Company’s total revenue and accounts receivable concentration from a MACI customer for the year ended and as of December 31, 2022 was 12% and 10%, respectively. There was no revenue concentration for the years ended December 31, 2021 or 2020, greater than 10%. For the Company’s total accounts receivable balances, there were no customers as of December 31, 2021 with a concentration greater than 10%.

4. Selected Balance Sheet Components

Inventory

Inventory consisted of the following:

	December 31,
(In thousands)	2022	2021
Raw materials	$15,101	$12,676
Work-in-process	832	644
Finished goods	53	61
Total inventory	$15,986	$13,381

Property and Equipment

Property and Equipment, net consisted of the following:

	December 31,
(In thousands)	2022	2021
Machinery and equipment	$5,041	$4,522
Furniture, fixtures and office equipment	1,710	1,551
Computer equipment and software	8,224	7,769
Leasehold improvements	13,689	10,617
Construction in process	5,438	3,097
Financing right-of-use lease	37	74
Total property and equipment, gross	34,139	27,630
Less accumulated depreciation	(18,302)	(14,322)
Total property and equipment, net	$15,837	$13,308

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $4.0 million, $3.0 million and $2.4 million, respectively.

Intangible Assets

The Company’s intangible assets of $7.5 million is comprised of a license for NexoBrid, as a result of regulatory approval received on December 28, 2022. The intangible will be amortized to cost of goods sold using a straight-line method over its expected twelve-year economic useful life. There was no amortization expense recognized during the year ended December 31, 2022.

Future amortization expense of intangible assets as of December 31, 2022 is estimated to be as follows:

(In thousands)	Amount
2023	$625
2024	625
2025	625
2026	625
2027	625
Thereafter	4,375
Total	$7,500

Accrued Expenses

Accrued Expenses consisted of the following:

	December 31,
(In thousands)	2022	2021
Bonus related compensation	$7,132	$6,305
Employee related accruals	3,101	3,616
Insurance reimbursement-related liabilities	5,030	3,973
Other accrued expenses	927	151
Total accrued expenses	$16,190	$14,045

5. Leases

The Company leases facilities in Ann Arbor, Michigan and Cambridge, Massachusetts. The Ann Arbor facility includes office space, and the Cambridge facilities include clean rooms, laboratories for MACI and Epicel manufacturing and office space. The Company also leases offsite warehouse space, and other computer-related equipment.

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

The Company is not involved in the initial construction of the core and shell of the building and will record the lease liability and right-of-use asset on its consolidated balance sheet when the construction is substantially completed and it obtains control of the Premises, which is currently expected to be on or around the Commencement Date.

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

For the year ended December 31, 2022 and 2021, lease expense of less than $0.1 million was recorded related to short-term leases. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $6.9 million, $7.3 million and $6.3 million, respectively, of operating lease expense. For the years ended December 31, 2022, 2021 and 2020, the Company recognized less than $0.1 million of financing lease expense.

Operating and finance lease assets and liabilities are as follows:

		December 31,
(In thousands)	Classification	2022	2021
Assets
Operating	Right-of-use assets	$41,535	$45,720
Finance	Property and equipment, net	37	73
Total leased assets		$41,572	$45,793
Liabilities
Current
Operating	Current portion of operating lease liabilities	$4,302	$2,950
Finance	Other current liabilities	41	41
Non-current
Operating	Operating lease liabilities	43,268	47,147
Finance	Other long-term liabilities	—	44
Total leased liabilities		$47,611	$50,182

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities was $5.3 million, $6.0 million, and $5.8 million for the year ended December 31, 2022, 2021, and 2020, respectively.

Future minimum lease payments under non-cancellable leases as of December 31, 2022 are as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2023	$4,302	$41	$4,343
2024	6,946	—	6,946
2025	6,348	—	6,348
2026	6,530	—	6,530
2027	6,726	—	6,726
Thereafter	30,251	—	30,251
Total lease payments	$61,103	$41	$61,144
Less: interest	(13,533)	—	(13,533)
Present value of lease liabilities (a)	$47,570	$41	$47,611

(a) As of December 31, 2022, the Burlington Lease has not yet commenced. The Burlington Lease has future minimum lease payments of approximately $98.9 million and a tenant improvement allowance of $25.1 million with a lease term of 144 months. These undiscounted amounts are not included in this table.

An explicit rate is not provided in some of the Company’s leases, therefore the Company uses a mix of incremental borrowing rates based on the information available at commencement date through market sources including relevant peer borrowing rates, as well as implicit and explicit rates in determining the present value of lease payments.

Lease terms and discount rates are as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term (years)
Operating leases	8.9	9.8
Finance leases	0.5	1.5
Weighted-average discount rate
Operating leases	5.4%	5.4%
Finance leases	5.0%	5.0%

6. Investments

Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of December 31, 2022 and 2021:

	December 31, 2022
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses	Estimated Fair Value
Commercial paper	$15,707	$—	$(101)	$—	$15,606
Corporate notes	52,159	—	(831)	—	51,328
U.S. government agency bonds	21,545	—	(46)	—	21,499
	$89,411	$—	$(978)	$—	$88,433
Classified as:
Short-term investments					$68,471
Long-term investments					19,962
					$88,433

	December 31, 2021
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses	Estimated Fair Value
Commercial paper	$10,243	$—	$(12)	$—	$10,231
Corporate notes	50,666	—	(142)	—	50,524
	$60,909	$—	$(154)	$—	$60,755
Classified as:
Short-term investments					$35,068
Long-term investments					25,687
					$60,755

There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2022 or 2021.

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

As of December 31, 2022, there were 3,818,536 shares available for future grant under the 2022 Plan.

Stock Compensation Expense

Non-cash stock-based compensation expense (service-based stock options, restricted stock units and employee stock purchase plan) is summarized in the following table:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cost of product sales	$3,630	$3,681	$1,949
Research and development	5,261	4,120	1,884
Selling, general and administrative	28,292	26,521	10,010
Total non-cash stock-based compensation expense	$37,183	$34,322	$13,843

Service-Based Stock Options

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

Year Ended December 31,
Service-Based Stock Options	2022	2021	2020
Expected dividend rate	—%	—%	—%
Expected stock price volatility	63.8 - 75.3%	71.5 - 76.7%	71.1 - 78.7%
Risk-free interest rate	1.5 - 4.4%	0.53 -1.5%	0.33 -1.7%
Expected life (years)	5.3 - 6.3	5.3 - 6.3	5.3 - 6.3

The weighted-average grant-date fair value of service-based options granted during the years ended December 31, 2022, 2021, and 2020 was $19.83, $32.96 and $8.86, respectively.

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2021	5,669,690	$22.49	7.2	$113,985
Granted	1,348,824	33.37
Exercised	(234,707)	10.22
Expired	(31,436)	36.20
Forfeited	(143,224)	31.42
Outstanding at December 31, 2022	6,609,147	$24.89	6.8	$56,708
Exercisable at December 31, 2022	4,205,883	$18.49	5.8	$51,204

As of December 31, 2022, 6,311,629 shares are vested and expected to vest. As of December 31, 2022, there was approximately $31.6 million of total unrecognized compensation cost related to non-vested service-based stock options granted under the 2022 Plan and the Prior Plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

The total intrinsic value of stock options exercised for the years ended December 31, 2022, 2021, and 2020 was $5.4 million, $39.5 million and $10.5 million, respectively.

Restricted Stock Units

The following table summarizes the activity for restricted stock units for the indicated periods:

Restricted Stock Units	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	398,748	$36.30
Granted	422,958	33.71
Vested	(135,380)	35.45
Forfeited	(38,152)	34.98
Unvested at December 31, 2022	648,174	$34.86

The weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2022, 2021, and 2020 was $33.71, $52.07 and $11.41, respectively.

At December 31, 2022 the total unrecognized compensation cost related to the restricted stock units was $13.2 million, and the weighted-average period over which that cost is expected to be recognized was 2.8 years. The total fair value of restricted stock units vested in the years ended December 31, 2022 and 2021 was $4.6 million and $5.3 million, respectively.

Employee Stock Purchase Plan

Employees are able to purchase stock under the ESPP. The ESPP allows for the issuance of an aggregate of 1.0 million shares of common stock of which 796,849 have been issued since the inception of the benefit in 2015. Participation in this plan is available to substantially all employees. The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period.

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

The Company is permitted to voluntarily prepay borrowings under the Revolving Credit Agreement, in whole or in part, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans (as defined in the Revolving Credit Agreement) and letters of credit exceeds the total Revolving Commitments (as defined in the Revolving Credit Agreement), the Company must prepay the Revolving Loans in an amount equal to such excess. As of December 31, 2022, there are no outstanding borrowings under the Revolving Credit Agreement.

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

9.  Net (Loss) Income Per Common Share

A summary of net (loss) income per common share is presented below:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2022	2021	2020
Net (loss) income	$(16,709)	$(7,471)	$2,864

Basic weighted-average common shares outstanding	47,130	46,472	45,221
Effect of dilutive stock options and restricted stock units	—	—	2,061
Diluted weighted-average common shares outstanding	47,130	46,472	47,282

Basic (loss) income per common share	$(0.35)	$(0.16)	$0.06
Diluted (loss) income per common share	$(0.35)	$(0.16)	$0.06

Anti-dilutive shares excluded from diluted net (loss) income per common share:
Stock options	6,609	5,670	2,204
Restricted stock units	648	399	—

10.  Shareholder’s Equity

At-the-Market Offering

On August 27, 2021, the Company entered into a Sales Agreement with SVB Leerink LLC, as sales agent (“SVB Leerink”), pursuant to which it may offer and sell up to $200.0 million of shares of the Company’s common stock, no par value per share (“ATM Shares”). The ATM Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to an automatically effective shelf registration statement on Form S-3ASR (File No. 333-259119) filed by the Company on August 27, 2021, which expires three years from the filing date. The Company also filed a prospectus supplement relating to the offering and sale of the ATM Shares on August 27, 2021. The Company is not obligated to make any sales of ATM Shares, and SVB Leerink is not required to sell any specific number or dollar amount of the ATM Shares under the Sales Agreement. The Company capitalized certain legal, professional accounting and other third-party fees that were directly associated with in-process stock financings as deferred offering costs until such financings are consummated. As of December 31, 2022, the Company has sold no shares pursuant to the Sales Agreement.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, and U.S. government agency bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. There were no transfers into or out of Level 3 from December 31, 2020 to December 31, 2022.

The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2022				December 31, 2021
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,262	$1,262	$—	$—	$1,258	$1,258	$—	$—
Commercial paper (a)	15,606	—	15,606	—	18,229	—	18,229	—
Corporate notes	51,328	—	51,328	—	50,524	—	50,524	—
U.S. government agency bonds (a)	27,976	—	27,976	—	—	—	—	—
	$96,172	$1,262	$94,910	$—	$70,011	$1,258	$68,753	$—

(a) Approximately $6.5 million of U.S. government agency bonds and $8.0 million of commercial paper had an original maturity of 90 days or less and is recorded as a cash equivalent as of December 31, 2022 and 2021, respectively.

The fair values of the cash equivalents and marketable securities are based on observable market prices. The Company’s accounts receivables, accounts payable and accrued expenses are valued at cost which approximates fair value.

12.  Income Taxes

The components of (loss) income before income taxes are summarized as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
U.S.	$(15,912)	$(7,367)	$2,767
Foreign	(76)	(104)	97
(Loss) income before income taxes	$(15,988)	$(7,471)	$2,864

A reconciliation of income taxes computed using the U.S. federal statutory rate to the taxes reported in the consolidated statements of operations is as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
(Loss) income before income taxes	$(15,988)	$(7,471)	$2,864
Federal statutory rate	21%	21%	21%
Taxes computed at federal statutory rate	(3,357)	(1,569)	601
State and local income taxes	(630)	(345)	200
Nondeductible stock-based compensation	1,168	(4,311)	437
Federal and state rate change	574	47	249
Research and orphan drug credits	(644)	(413)	(8,827)
Other	267	(87)	132
Change in valuation allowance	3,343	6,567	7,388
Reported income taxes	$721	$(111)	$180

Deferred tax assets (liabilities) consist of the following:

	Year Ended December 31,
(In thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$7,020	$11,571
Employee benefits and stock-based compensation	18,028	11,470
Research and development costs	7,530	5,059
Intangible assets	1,770	2,544
Operating lease liabilities	11,846	12,822
Inventory reserve	2,780	2,833
Tax credit carryforward	11,143	10,498
Other, net	12	13
Total deferred tax assets	60,129	56,810
Less: valuation allowance	(47,290)	(43,947)
Total net deferred tax assets	12,839	12,863
Deferred tax liabilities:
Right-of-use assets	(10,891)	(12,266)
Property and equipment, net	(1,948)	(597)
Total net deferred tax liabilities	(12,839)	(12,863)
Net deferred tax assets and liabilities	$—	$—

As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards of $23.1 million, of which $11.2 million begin to expire in 2033 and the remainder do not expire but are subject to 80% limitation. As of December 31, 2022, the Company had state net operating loss carryforwards of $20.9 million that begin to expire in 2034. The projected annual limitation on the use of the net operating losses that existed prior to September 17, 2014 resulting from the Company’s change in control in 2014 per Section 382 of the Internal Revenue Code is $0.8 million. As a result, a significant portion of the net operating losses and tax credit carryforwards will expire prior to their utilization, regardless of the level of future profitability. As of December 31, 2022, the Company’s U.S. federal tax credit carryforwards available to offset future profits are $11.1 million. Based on the research and development and orphan drug credit tax studies performed during 2020, the Company had a sufficient basis to claim the credits and recognized a tax credit carryforward in the 2020 tax year. These credit carryforwards will expire between 2034 and 2040.

In accordance with the accounting guidance for income taxes, the Company estimates whether recoverability of its deferred tax assets is “more likely than not”, based on forecasts of taxable income in the related tax jurisdictions. In this estimate, the Company uses historical results, projected future operating results based upon approved business plans, eligible carry forward periods, tax planning opportunities and other relevant considerations. Based on these factors, including historical losses incurred by the Company, a full valuation allowance for the deferred tax assets, including the deferred tax assets for the aforementioned net operating losses and credits has been provided, since they are not more likely than not to be realized. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations. The change in the valuation allowance was an increase of $3.3 million and $6.6 million for the years ended December 31, 2022 and 2021, respectively.

The Company assesses uncertain tax positions in accordance with the guidance for accounting for uncertain tax positions. This pronouncement prescribes a recognition threshold and measurement methodology for recording within the consolidated financial statements uncertain tax positions taken, or expected to be taken, in the Company’s income tax returns. To the extent the uncertain tax positions do not meet the “more likely than not” threshold, the Company derecognizes such positions. To the extent the uncertain tax positions meet the “more likely than not” threshold, the Company measures and records the highest probable benefit, and establishes appropriate reserves for benefits that exceed the amount likely to be sustained upon examination. The Company currently has not recorded any uncertain tax positions and does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files U.S. federal and state income tax returns with varying statute of limitations. During the year-ended December 31, 2020, examinations by U.S. tax authorities were completed for 2017 and 2018. Due to the Company’s net operating loss carryforwards, federal income tax returns from incorporation are still subject to examination. The Company files in several state tax jurisdictions and is subject to examination in years ranging from incorporation to 2022.

13. Employee Savings Plan

The Company has a 401(k) savings plan that allows participating employees to contribute a portion of their salary, subject to annual limits and minimum qualifications. The Board may, at its sole discretion, approve Company matching contributions to the plan. The Company made contributions of $1.1 million, $1.0 million and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

14. NexoBrid License and Supply Agreements

On May 6, 2019, the Company entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. NexoBrid is a topically-administered biological product, which was approved by the FDA on December 28, 2022 for commercial use in the U.S. NexoBrid contains proteolytic enzymes and is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns.

Pursuant to the terms of the license agreement, following the FDA approval of NexoBrid, MediWound transferred the BLA to Vericel effective February 20, 2023. Both MediWound and Vericel, under the supervision of a Central Steering Committee comprised of members of both companies will continue to guide the development of NexoBrid in North America (the “Central Steering Committee”). NexoBrid is approved in the European Union (“EU”) and other international markets and has been designated as an orphan biologic in the U.S., EU and other international markets.

In May 2019, the Company paid MediWound $17.5 million in consideration for the license, which was recorded as research and development expense during 2019. Pursuant to the terms of the license agreement, the Company is also obligated to pay MediWound a $7.5 million regulatory milestone payment within thirty days of BLA approval of NexoBrid. The FDA approved the NexoBrid BLA on December 28, 2022. As of December 31, 2022, the Company recorded the $7.5 million milestone payment for the licensing rights to commercially sell NexoBrid in the U.S., as an intangible asset. The $7.5 million payment for the intangible asset occurred in February 2023.

The Company is additionally obligated to pay MediWound up to $125.0 million, which is contingent upon meeting certain sales milestones. The first sales milestone payment of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to it in North America exceed $75.0 million. As of December 31, 2022, the sales milestone payments are not yet probable and therefore, not recorded as a liability. The Company also will pay MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions.

Pursuant to the terms of the Company’s supply agreement with MediWound, MediWound will manufacture NexoBrid for the Company on a unit price basis, which may be increased pursuant to the terms of the supply agreement. MediWound is obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. Under the supply agreement, the Company possess the option to extend the initial term of the agreement by an additional 24 months, which it did in May 2022. After the exclusivity period or upon supply failure, the Company will be permitted to establish an alternate source of supply.

Since 2020, BARDA has been procuring NexoBrid from MediWound for use as a medical countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. That quarterly procurement of NexoBrid by BARDA under its agreement with MediWound completed during the third quarter of 2022, although BARDA holds an option to procure additional quantities of NexoBrid in the future for emergency response preparedness. As a part of BARDA’s commitment to procure NexoBrid, the Company has received a percentage of gross profit for sales directly to BARDA. If, in the future, BARDA procures NexoBrid directly from Vericel, the Company will pay a percentage of gross profits to MediWound on initial committed amounts and a royalty on any additional BARDA purchases of NexoBrid beyond the initial committed amount. As of December 31, 2022, the Company does not hold a direct contract or distribution agreement with BARDA.

15. Commitments and Contingencies

Legal Proceedings

From time-to-time, the Company could be a party to various legal proceedings arising in the ordinary course of business. The costs and outcome of litigation, regulatory, investigatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company and could have a material adverse effect on the Company’s results of operations or financial condition. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. If a matter is both probable to result in material liability and the amount of loss can be reasonably estimated, the Company estimates and discloses the possible material loss or range of loss. If such loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

As of December 31, 2022, the Company had no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

Manufacturing and Supply Agreements

Matricel — In October 2015, the Company signed a long-term supply agreement with Matricel GmbH (“Matricel”) for the ACI-Maix collagen membrane used in the manufacture of MACI. The Company and Matricel amended the agreement on March 17, 2018. Under the agreement, the Company has committed to purchase annually approximately $0.6 million per year. The Company has fulfilled this commitment for each of the years ended December 31, 2022, 2021 and 2020, respectively. The agreement is effective until March 31, 2023.

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

The Company’s purchase commitments consist of minimum purchase amounts of materials used in the Company’s cell manufacturing process to manufacture its marketed cell therapy products. In addition, the Company also pays for usage of offsite warehouse space. In February 2021, the terms of one of the warehouse operating agreements were extended through March 31, 2027.

Future minimum purchase commitments related to the Company’s contractual obligations are as follows:

		Payments Due by Period
Contractual Obligations (In thousands)	Total	2023	2024	2025	2026	2027	More than 5 Years
Purchase commitments	$3,416	$3,416	$—	$—	$—	$—	$—
Warehouse operating agreement	5,788	1,776	1,819	849	886	458	—
Total	$9,204	$5,192	$1,819	$849	$886	$458	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO (its “Certifying Officers”) concluded that the Company’s disclosure controls and procedures were effective as of the period covered by this report.

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

Management of the Company evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as attested to in their report which appears in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2022, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Due to the ongoing COVID-19 pandemic, some employees and consultants have been working remotely on a part-time basis. The design of processes, systems, and controls allows for remote execution with accessibility to secure data. The Company is continually monitoring and assessing the evolution and severity of the pandemic to determine any potential impact on the design and operating effectiveness of its internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2022.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements (see Item 8).
2. All information is included in the Consolidated Financial Statements or Notes thereto.
3. Exhibits:
See Exhibit Index.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of the Company.	8-K	000-22025	4.1	December 17, 2009
3.2	Certificate of Amendment to Restated Articles of Incorporation of the Company dated February 9, 2010.	S-1	333-160044	3.2	March 31, 2010
3.3	Certificate of Amendment to Restated Articles of Incorporation of the Company dated March 22, 2011.	8-K	000-22025	3.1	March 25, 2011
3.4	Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 21, 2014.	8-K	001-35280	3.1	November 24, 2014
3.5	Amended and restated bylaws.	8-K	000-22025	3.1	November 12, 2010
4.1	Description of Capital Stock.	10-K	001-35280	4.5	February 25, 2020
10.1 #	Form of Indemnification Agreement entered into between the Company and each of its directors.	8-K	000-22025	10.1	August 31, 2010
10.2 #	Senior Executive Incentive Bonus Plan.	8-K	000-22025	10.3	March 25, 2011
10.3	Asset Purchase Agreement, dated as of April 19, 2014, by and between the Company and Sanofi.	8-K	001-35280	2.1	April 23, 2014
10.4 #	Second Amended and Restated 2009 Omnibus Incentive Plan.	Sch. 14A	001-35280	Appendix II	October 21, 2014
10.5	Lease Agreement, dated October 21, 2020 by and between the Company and Up 64 Sidney Street, LLC, as amended.	10-K	001-35280	10.7	February 24, 2021
10.6	Lease Agreement, dated January 28, 2022, by and between the Company and NBD Property Owner 2, L.P.	10-Q	001-35280	10.1	May 4, 2022
10.7 #	Vericel Corporation 2015 Employee Stock Purchase Plan.	Sch. 14A	001-35280	Appendix I	March 25, 2015
10.8 #	First Amendment to Executive Employment Agreement by and between Dominick C. Colangelo and the Company, dated September 14, 2017.	8-K	001-35280	10.1	September 19, 2017
10.9 #	Amended and Restated Non-Employee Director Compensation Guidelines.	10-Q	001-35280	32.3	August 4, 2021
10.10 †	Amended and Restated ACI-Maix Supply Agreement, dated March 17, 2018, as amended, by and between the Company and Matricel GMBH.	10-Q	001-35280	10.1	May 8, 2018
10.11 #	2017 Omnibus Incentive Plan.	Sch. 14A	001-35280	Appendix I	March 20, 2017
10.12 #	Form of Incentive Stock Option Award Agreement under the 2017 Omnibus Incentive Plan.	10-K	001-35280	10.49	February 26, 2019
10.13 #	Form of Non-Employee Director Award Agreement under the 2017 Omnibus Incentive Plan.	10-K	001-35280	10.5	February 26, 2019
10.14 #	Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Incentive Plan.	10-K	001-35280	10.51	February 26, 2019
10.15 #	Vericel Corporation Amended and Restated 2019 Omnibus Incentive Plan.	8-K	001-35280	10.1	May 1, 2020
10.16 #	Form of Current Employee Incentive Stock Option Agreement under the 2019 Omnibus Incentive Plan (amended February 15, 2022).	10-Q	001-35280	10.2	May 4, 2022
10.17 #	Form of New Hire Incentive Stock Option Award Agreement under the 2019 Omnibus Incentive Plan(amended February 15, 2022)	10-Q	001-35280	10.3	May 4, 2022
10.18 #	Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the 2019 Omnibus Incentive Plan (amended February 15, 2022).	10-Q	001-35280	10.4	May 4, 2022
10.19 #	Vericel Corporation 2022 Omnibus Incentive Plan.	8-K	001-35280	10.1	April 29, 2022
10.20 #	Form of New Hire Incentive Stock Option Agreement under the 2022 Omnibus Incentive Plan (effective April 26, 2022).	10-Q	001-35280	10.7	August 3, 2022

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
10.21 #	Form of Current Employee Incentive Stock Option Agreement under the 2022 Omnibus Incentive Plan (effective April 26, 2022).	10-Q	001-35280	10.8	August 3, 2022
10.22 #	Form of Restricted Stock Unit Award Agreement for Employees under the 2022 Omnibus Incentive Plan (effective April 26, 2022).	10-Q	001-35280	10.9	August 3, 2022
10.23 #	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2022 Omnibus Incentive Plan (effective April 26, 2022).	10-Q	001-35280	10.10	August 3, 2022
10.24 #	Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors Under the 2022 Omnibus Incentive Plan (effective April 26, 2022).	10-Q	001-35280	10.11	August 3, 2022
10.25 †	License Agreement between the Company and MediWound LTD., dated May 6, 2019.	10-Q	001-35280	10.9	August 6, 2019
10.26 †	Supply Agreement between the Company and MediWound LTD., dated May 6, 2019.	10-Q	001-35280	10.1	August 6, 2019
10.27 #	First Amendment to Executive Employment Agreement, executed and effective June 3, 2019, by and between the Company and Michael Halpin.	10-Q	001-35280	10.12	August 6, 2019
10.28 #	Employment Agreement, dated January 25, 2021, by and between the Company and Joseph Mara.	8-K	001-35280	10.1	January 25, 2021
10.29 #	Employment Agreement, dated November 4, 2019 by and between the Company and Sean Flynn.	10-K	001-35280	10.43	February 24, 2021
10.30 #	Employment Agreement, dated August 20, 2018 by and between the Company and Dr. Jonathan M. Hopper.	10-K	001-35280	10.44	February 24, 2021
10.31	Eighth Amendment to the Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated May 15, 2022.	10-Q	001-35280	10.5	August 3, 2022
10.32	Third Amendment to the Dispensing Agreement between AllCare Plus Pharmacy, Inc. and the Company, dated May 16, 2022.	10-Q	001-35280	10.6	August 3, 2022
10.33	Revolving Credit Agreement, dated as of July 29, 2022, by and among Vericel Corporation, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A.as administrative agent, sole bookrunner and sole lead arranger.	10-Q	001-35280	10.12	November 9, 2022
21.1**	Subsidiaries of Registrant.
23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date:	February 23, 2023
Vericel Corporation

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on behalf of the registrant on February 23, 2023 by the following persons in the capacities indicated.

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