Form 10-Q
period 2023-06-30
Vericel Corp
filed 2023-08-02
CIK 887359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2023
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

As of July 27, 2023, 47,642,194 shares of Common Stock, no par value per share, were outstanding.

VERICEL CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$43,023	$51,067
Restricted cash	27,794	—
Short-term investments	54,808	68,471
Accounts receivable (net of allowance for doubtful accounts of $44 and $47, respectively)	38,319	46,539
Inventory	13,883	15,986
Other current assets	5,044	4,803
Total current assets	182,871	186,866
Property and equipment, net	23,408	15,837
Intangible assets, net	7,188	7,500
Right-of-use assets	75,063	41,535
Long-term investments	20,985	19,962
Other long-term assets	1,196	1,303
Total assets	$310,711	$273,003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,401	$16,930
Accrued expenses	13,971	16,190
Current portion of operating lease liabilities	7,218	4,302
Other current liabilities	21	41
Total current liabilities	35,611	37,463
Operating lease liabilities	76,144	43,268
Other long-term liabilities	28	—
Total liabilities	111,783	80,731
COMMITMENTS AND CONTINGENCIES (Note 12)
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding 47,616 and 47,253, respectively	612,059	593,245
Accumulated other comprehensive loss	(621)	(978)
Accumulated deficit	(412,510)	(399,995)
Total shareholders’ equity	198,928	192,272
Total liabilities and shareholders’ equity	$310,711	$273,003

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product sales, net	$45,922	$36,826	$86,939	$72,678
Other revenue	—	220	—	442
Total revenue	45,922	37,046	86,939	73,120
Cost of product sales	15,981	14,192	30,478	26,814
Gross profit	29,941	22,854	56,461	46,306
Research and development	5,253	4,792	10,465	9,652
Selling, general and administrative	30,649	27,144	60,134	53,009
Total operating expenses	35,902	31,936	70,599	62,661
Loss from operations	(5,961)	(9,082)	(14,138)	(16,355)
Other income (expense):
Interest income	1,095	148	1,934	236
Interest expense	(149)	(20)	(294)	(38)
Other (expense) income	(5)	(9)	(17)	103
Total other income	941	119	1,623	301
Net loss	$(5,020)	$(8,963)	$(12,515)	$(16,054)
Net loss per common share:
Basic and diluted	$(0.11)	$(0.19)	$(0.26)	$(0.34)
Weighted-average common shares outstanding:
Basic and diluted	47,572	47,117	47,480	47,052

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(5,020)	$(8,963)	$(12,515)	$(16,054)
Other comprehensive loss:
Unrealized gain (loss) on investments	15	(242)	357	(701)
Comprehensive loss	$(5,005)	$(9,205)	$(12,158)	$(16,755)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Common Stock		Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2022	47,253	$593,245	$(978)	$(399,995)	$192,272
Net loss	—	—	—	(7,495)	(7,495)
Stock-based compensation expense	—	8,731	—	—	8,731
Stock option exercises	132	2,009	—	—	2,009
Shares issued under the Employee Stock Purchase Plan	11	216	—	—	216
Issuance of stock for restricted stock unit vesting	183	—	—	—	—
Restricted stock withheld for employee tax remittance	(72)	(2,097)	—	—	(2,097)
Unrealized gain on investments	—	—	342	—	342
BALANCE, MARCH 31, 2023	47,507	$602,104	$(636)	$(407,490)	$193,978
Net loss	—	—	—	(5,020)	(5,020)
Stock-based compensation expense	—	8,761	—	—	8,761
Stock option exercises	68	889	—	—	889
Shares issued under the Employee Stock Purchase Plan	18	384	—	—	384
Issuance of stock for restricted stock unit vesting	26	—	—	—	—
Restricted stock withheld for employee tax remittance	(3)	(79)	—	—	(79)
Unrealized gain on investments	—	—	15	—	15
BALANCE, JUNE 30, 2023	47,616	$612,059	$(621)	$(412,510)	$198,928

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2021	46,880	$553,902	$(154)	$(383,286)	$170,462
Net loss	—	—	—	(7,091)	(7,091)
Stock-based compensation expense	—	9,531	—	—	9,531
Stock option exercises	125	1,155	—	—	1,155
Shares issued under the Employee Stock Purchase Plan	9	310	—	—	310
Issuance of stock for restricted stock unit vesting	108	—	—	—	—
Restricted stock withheld for employee tax remittance	(41)	(1,423)	—	—	(1,423)
Unrealized loss on investments	—	—	(459)	—	(459)
BALANCE, MARCH 31, 2022	47,081	$563,475	$(613)	$(390,377)	$172,485
Net loss	—	—	—	(8,963)	(8,963)
Stock-based compensation expense	—	10,808	—	—	10,808
Stock option exercises	32	428	—	—	428
Shares issued under the Employee Stock Purchase Plan	10	318	—	—	318
Issuance of stock for restricted stock unit vesting	19	—	—	—	—
Restricted stock withheld for employee tax remittance	(1)	(18)	—	—	(18)
Unrealized loss on investments	—	—	(242)	—	(242)
BALANCE, JUNE 30, 2022	47,141	$575,011	$(855)	$(399,340)	$174,816

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(12,515)	$(16,054)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	2,329	1,928
Stock-based compensation expense	17,492	20,339
Amortization of premiums and discounts on marketable securities	(504)	302
Amortization of debt issuance costs	108	—
Non-cash lease costs	2,466	2,155
Other	17	16
Changes in operating assets and liabilities:
Inventory	2,103	(2,548)
Accounts receivable	8,220	3,773
Other current assets	(241)	(563)
Accounts payable	956	1,152
Accrued expenses	(2,219)	(1,912)
Operating lease liabilities	(184)	(1,977)
Other non-current assets and liabilities, net	28	—
Net cash provided by operating activities	18,056	6,611
Investing activities:
Purchases of investments	(28,537)	(34,948)
Sales and maturities of investments	42,038	26,344
Expenditures for property and equipment	(5,609)	(5,062)
Purchases of intangible assets	(7,500)	—
Net cash provided by (used in) investing activities	392	(13,666)
Financing activities:
Net proceeds from common stock issuance	3,498	2,211
Payments on employee’s behalf for taxes related to vesting of restricted stock unit awards	(2,176)	(1,441)
Other	(20)	(18)
Net cash provided by financing activities	1,302	752
Net increase (decrease) in cash, cash equivalents, and restricted cash	19,750	(6,303)
Cash, cash equivalents, and restricted cash at beginning of period	51,067	68,541
Cash, cash equivalents, and restricted cash at end of period	$70,817	$62,238

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Non-cash information:
Right-of-use asset and lease liability recognized	$35,976	$—
Additions to property and equipment included in accounts payable	4,321	869

	Six Months Ended June 30,
	2023	2022
Reconciliation of amounts within the condensed consolidated balance sheets:
Cash and cash equivalents	$43,023	$56,054
Restricted cash	27,794	6,184
Total cash, cash equivalents, and restricted cash at end of period	$70,817	$62,238

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

COVID-19

On May 11, 2023, the U.S. Department of Health and Human Services announced the expiration of the federal Public Health Emergency for COVID-19. At this juncture, the pandemic’s effects on the Company’s business and results of operations have largely moderated and we have begun to see a return to more normal operations. Should a resurgence of COVID-19 occur, or new virus variants emerge, it could result in additional disruptions that could impact the Company’s business and operations in the future, including U.S. hospital or surgical center staffing shortages, periodic cancellation or delay of elective MACI surgical procedures, intermittent restrictions on the ability of Company personnel to travel and access customers for selling, marketing, training, case support and product development feedback, delays in approvals by regulatory bodies, delays in product development efforts, and additional government requirements or other incremental mitigation efforts that may further impact the Company’s capacity to manufacture, sell and support the use of its products.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2023, the Company had an accumulated deficit of $412.5 million and had a net loss of $12.5 million during the six months ended June 30, 2023. The Company had cash and cash equivalents of $43.0 million and investments of $75.8 million as of June 30, 2023. The Company expects that cash from the sales of its products and existing cash, cash equivalents, investments, and available borrowing capacity will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these condensed consolidated financial statements. If revenues decline for a sustained period, the Company may need to access additional capital; however, the Company may not be able to obtain additional financing on acceptable terms or at all. The terms of any additional financing may adversely affect the holdings or the rights of the Company’s shareholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and investments in marketable debt securities. The Company may maintain deposits in financial institutions in excess of the insurance coverage offered by the Federal Deposit Insurance Corporation, the loss of which could have a negative effect on our operations and liquidity. The Company believes that it is not exposed to significant credit risk as its deposits, including cash and cash equivalents, are held at multiple high credit quality financial institutions. The Company has not experienced any losses on these deposits; however no assurances can be provided that there will not be losses experienced in the future. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated based on the fact that many of these securities are either government-backed or of high credit rating.

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

Recent Accounting Pronouncements

No new accounting standards were adopted during the six months ended June 30, 2023. The Company considers the applicability and impact of any recent Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). Based on the assessment, the ASUs were determined to be either not applicable or are expected to have minimal impact on the Company’s condensed consolidated financial statements.

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

When the Company sells MACI the patient is responsible for payment; however, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The Company assesses risk and determines a loss percentage by pooling accounts receivable based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information. This loss percentage was applied to the accounts receivables as of June 30, 2023. The total allowance for uncollectible consideration as of June 30, 2023 and December 31, 2022 was $5.3 million and $6.1 million, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact on the revenue recognized. A 50 basis points change to the estimated uncollectible percentage could result in an approximately $0.3 million decrease or increase in the revenue recognized for the six months ended June 30, 2023.

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

NexoBrid

The Company entered into exclusive license and supply agreements with MediWound in May 2019, pursuant to which MediWound will manufacture and supply NexoBrid on a unit price basis, which may be increased pursuant to the terms of the agreements. Additionally, beginning in 2020 the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) procured quantities of NexoBrid from MediWound, for use as a medical countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. The initial, quarterly, procurement of NexoBrid by BARDA under its agreement with MediWound completed during the third quarter of 2022. The Company recognized revenue based on a percentage of gross profits for sales of NexoBrid to BARDA upon delivery, at which time BARDA was in control of the product. As of June 30, 2023, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product procured by BARDA.

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

Revenue by Product and Customer

The following table and descriptions below show the products from which the Company generated its revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by product (in thousands)	2023	2022	2023	2022
MACI implants and kits
Implants based on contracted rate sold through a specialty pharmacy (a)	$22,377	$15,714	$45,331	$31,009
Implants subject to third party reimbursement sold through a specialty pharmacy (b)	4,015	4,295	8,004	7,803
Implants sold direct based on contracted rates (c)	7,252	5,756	14,222	11,390
Implants sold direct subject to third-party reimbursement (d)	1,045	570	1,538	1,441
Biopsy kits - direct bill	528	545	1,062	1,066
Change in estimates related to prior periods (e)	1,119	1,733	369	1,898
Total MACI implants and kits	36,336	28,613	70,526	54,607
Epicel
Direct bill (hospital)	9,586	8,213	16,413	18,071

NexoBrid revenue (f)	—	220	—	442
Total revenue	$45,922	$37,046	$86,939	$73,120

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

4. Selected Balance Sheet Components

Inventory

Inventory consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Raw materials	$12,847	$15,101
Work-in-process	863	832
Finished goods	173	53
Total inventory	$13,883	$15,986

Property and Equipment

Property and Equipment, net consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Machinery and equipment	$5,544	$5,041
Furniture, fixtures and office equipment	1,710	1,710
Computer equipment and software	8,308	8,224
Leasehold improvements	14,896	13,689
Construction in process	13,148	5,438
Financing right-of-use lease	18	37
Total property and equipment, gross	43,624	34,139
Less accumulated depreciation	(20,216)	(18,302)
Total property and equipment, net	$23,408	$15,837

Depreciation expense for the three and six months ended June 30, 2023 was $1.0 million and $2.0 million, respectively, and $1.1 million and $1.9 million, respectively, for the same periods in 2022.

Intangible Assets

Intangible assets, net consisted of the following:

			June 30, 2023			December 31, 2022
(In thousands)	Useful Life (in years)	Amortization Method	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
NexoBrid license	12	Straight-line	$7,500	$(312)	$7,188	$7,500	$—	$7,500

Amortization expense for the three and six months ended June 30, 2023 was $0.2 million and $0.3 million, respectively.

Future amortization expense of intangible assets as of June 30, 2023 is estimated to be as follows:

(In thousands)	Amount
Remainder of 2023	$313
2024	625
2025	625
2026	625
2027	625
Thereafter	4,375
Total	$7,188

Accrued Expenses

Accrued Expenses consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Bonus-related compensation	$5,090	$7,132
Employee-related accruals	3,436	3,101
Insurance reimbursement-related liabilities	5,160	5,030
Other accrued expenses	285	927
Total accrued expenses	$13,971	$16,190

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

In April 2023, in connection with the Burlington Lease, the Company entered into a construction escrow agreement (the “Construction Escrow Agreement”) with the facility’s landlord and an escrow agent. Pursuant to the terms of the Construction Escrow Agreement, in April 2023, the Company began funding, into an escrow account maintained by the escrow agent, a portion of its share of tenant improvement construction costs at the facility, which are designated as restricted cash. At the same time, the facility’s landlord began funding a portion of its tenant improvement allowance through a separate escrow account. To date, the Company has transferred into its escrow account 50% of its required cost amount, or approximately $28.3 million. The Company anticipates funding the remaining 50% of its required cost amount in late 2023 or early 2024.

The term of the Burlington Lease began on June 1, 2023, (the “Commencement Date”), when the Company gained control of and commenced tenant improvement work at the Premises. The Company’s obligation to pay rent for the Premises will begin on the earlier of: 13 months from the Commencement Date; or the date on which the Company first occupies the Premises to conduct operations (the “Rent Commencement Date”). The initial term of the Lease is 144 months following the Rent Commencement Date. The Company has a one-time option to extend the term of the Lease for an additional 10 years, exercisable under certain conditions and at a market rate determined in accordance with the Burlington Lease.

The annual base rent of the Burlington Lease is initially $57 per square foot per year, subject to annual increases of 2.5%. Monthly contractual payments are expected to range from $0.6 million to $0.8 million. Additionally, the Company is responsible for reimbursing the landlord for the Company’s share of the Premises’ property taxes and certain other operating expenses. The Burlington Lease also provides for a tenant improvement allowance from the landlord in an amount equal to $200 per square foot of the Premises, or approximately $24.4 million. The tenant improvement allowance will be used towards the design and construction of the tenant improvements made to the Premises, subject to the terms set forth in the Burlington Lease.

The Company was not involved in the initial construction of the core and shell of the building. On June 1, 2023, the Company gained control of the Premises to begin construction of its tenant improvements. As such, the corresponding right-of-use asset and lease liability of $35.5 million was recorded on the Company’s condensed consolidated balance sheet. As there was not an implicit rate within the lease available, the Company estimated the incremental borrowing rate of 7.7%, based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. The lease term of 13.1 years does not include the lease extension option, as the Company is not reasonably certain to exercise that option.

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

For the three and six months ended June 30, 2023 and 2022, lease expense of less than $0.1 million was recorded related to short-term leases. For the three and six months ended June 30, 2023, the Company recognized $2.3 million and $4.0 million, respectively, of operating lease expense and $1.7 million and $3.5 million, respectively, for the same period in 2022. For the three and six months ended June 30, 2023 and 2022, the Company recognized less than $0.1 million of financing lease expense.

Operating and finance lease assets and liabilities are as follows:

(In thousands)	Classification	June 30, 2023	December 31, 2022
Assets
Operating	Right-of-use assets	$75,063	$41,535
Finance	Property and equipment, net	18	37
Total leased assets		$75,081	$41,572
Liabilities
Current
Operating	Current portion of operating lease liabilities	$7,218	$4,302
Finance	Other current liabilities	21	41
Non-current
Operating	Operating lease liabilities	$76,144	$43,268
Total leased liabilities		$83,383	$47,611

Future minimum lease payments under non-cancellable leases as of June 30, 2023 are as follows:

(In thousands)	Operating Leases	Finance Leases	Total
Remainder of 2023	$3,576	$21	$3,597
2024	10,743	—	10,743
2025	13,677	—	13,677
2026	13,969	—	13,969
2027	14,351	—	14,351
Thereafter	103,229	—	103,229
Total lease payments	$159,545	$21	$159,566
Less: tenant improvement allowances	(25,167)	—	(25,167)
Less: interest	(51,016)	—	(51,016)
Total leased liabilities	$83,362	$21	$83,383

6. Investments

Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities:

	June 30, 2023
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$12,494	$—	$(15)	$—	$12,479
Corporate notes	43,864	—	(492)	—	43,372
U.S. government securities	2,476	—	(1)	—	2,475
U.S. government agency bonds	17,583	—	(116)	—	17,467
	$76,417	$—	$(624)	$—	$75,793
Classified as:
Short-term investments					$54,808
Long-term investments					20,985
					$75,793

	December 31, 2022
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$15,707	$—	$(101)	$—	$15,606
Corporate notes	52,159	—	(831)	—	51,328
U.S. government agency bonds	21,545	—	(46)	—	21,499
	$89,411	$—	$(978)	$—	$88,433
Classified as:
Short-term investments					$68,471
Long-term investments					19,962
					$88,433

As of June 30, 2023 and December 31, 2022, all marketable securities held by the Company had remaining contractual maturities of three years or less. There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2023 and 2022.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, U.S. government securities, and U.S. government agency bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. There were no transfers into or out of Level 3 from December 31, 2022 to June 30, 2023.

The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2023				December 31, 2022
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$7,620	$7,620	$—	$—	$1,262	$1,262	$—	$—
Commercial paper	12,479	—	12,479	—	15,606	—	15,606	—
Corporate notes	43,372	—	43,372	—	51,328	—	51,328	—
U.S. government securities (a)	22,382	—	22,382	—	—	—	—	—
U.S. government agency bonds (b)	17,467	—	17,467	—	27,976	—	27,976	—
	$103,320	$7,620	$95,700	$—	$96,172	$1,262	$94,910	$—

(a) Approximately $19.9 million of U.S. government securities had an original maturity of 90 days or less and were recorded as a cash equivalent as of June 30, 2023.

(b) Approximately $6.5 million of U.S. government agency bonds had an original maturity of 90 days or less and were recorded as a cash equivalent as of December 31, 2022.

The fair values of the cash equivalents and marketable securities are based on observable market prices. The Company’s accounts receivables, accounts payable and accrued expenses are valued at cost, which approximates fair value.

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

The Company is permitted to voluntarily prepay borrowings under the Revolving Credit Agreement, in whole or in part, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans (as defined in the Revolving Credit Agreement) and letters of credit exceeds the total Revolving Commitments (as defined in the Revolving Credit Agreement), the Company must prepay the Revolving Loans in an amount equal to such excess. As of June 30, 2023, there are no outstanding borrowings under the Revolving Credit Agreement.

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

9. Stock-Based Compensation

The Vericel Corporation 2022 Omnibus Incentive Plan (“2022 Plan”) was approved on April 27, 2022, and provides incentives through the grant of stock options, stock appreciation rights, restricted stock awards and restricted stock units. The exercise price of stock options granted under the 2022 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant. The 2022 Plan replaced the 1992 Stock Option Plan, the 2001 Stock Option Plan, the Amended and Restated 2004 Equity Incentive Plan, the 2009 Second Amended and Restated Omnibus Incentive Plan, the 2017 Omnibus Incentive Plan, and the Amended and Restated 2019 Omnibus Incentive Plan (collectively the “Prior Plans”), and no new grants have been granted under the Prior Plans after approval of the 2022 Plan. However, the expiration or forfeiture of options previously granted under the Prior Plans will increase the number of shares available for issuance under the 2022 Plan.

Stock Compensation Expense

Non-cash stock-based compensation expense (service-based stock options, restricted stock units and employee stock purchase plan) is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of product sales	$796	$1,035	$1,681	$2,153
Research and development	993	1,520	1,970	2,870
Selling, general and administrative	6,972	8,253	13,841	15,316
Total non-cash stock-based compensation expense	$8,761	$10,808	$17,492	$20,339

Service-Based Stock Options

During the three and six months ended June 30, 2023, the Company granted service-based options to purchase common stock of 67,760 and 535,717, respectively, and 170,060 and 1,163,649, respectively, for the same periods in 2022. The weighted-average grant-date fair value of service-based options granted during the three and six months ended June 30, 2023 was $19.30 and $18.41 per option, respectively, and $19.25 and $20.74, respectively, for the same periods in 2022.

Restricted Stock Units

During the three and six months ended June 30, 2023, the Company granted 32,816 and 529,321 restricted stock units, respectively, and 39,746 and 382,768, respectively, for the same periods in 2022. The weighted-average grant-date fair value of restricted stock units granted during the three and six months ended June 30, 2023 was $32.16 and $29.97 per unit, respectively, and $31.94 and $34.65, respectively, for the same periods in 2022.

10. Net Loss Per Common Share

A summary of net loss per common share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2023	2022	2023	2022
Net loss	$(5,020)	$(8,963)	$(12,515)	$(16,054)

Basic weighted-average common shares outstanding	47,572	47,117	47,480	47,052
Effect of dilutive stock options and restricted stock units	—	—	—	—
Diluted weighted-average common shares outstanding	47,572	47,117	47,480	47,052

Basic loss per common share	$(0.11)	$(0.19)	$(0.26)	$(0.34)
Diluted loss per common share	$(0.11)	$(0.19)	$(0.26)	$(0.34)

Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	6,876	6,586	6,876	6,586
Restricted stock units	939	636	939	636

11. NexoBrid License and Supply Agreements

On May 6, 2019, the Company entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. The FDA subsequently approved a Biologics License Application (“BLA”) for the product on December 28, 2022. NexoBrid is a topically-administered biological product, which contains proteolytic enzymes and is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns.

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

The Company is additionally obligated to pay MediWound up to $125.0 million, which is contingent upon meeting certain sales milestones. The first sales milestone payment of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to it in North America exceed $75.0 million. As of June 30, 2023, the sales milestone payments are not yet probable and therefore, not recorded as a liability. The Company also will pay MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions. Pursuant to the terms of the Company’s supply agreement with MediWound, MediWound will manufacture NexoBrid for the Company on a unit price basis, which may be increased pursuant to the terms of the supply agreement. MediWound is obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. Under the supply agreement, the Company possesses the option to extend the initial term of the agreement by an additional 24 months, which it did in May 2022. Under the supply agreement, the Company is permitted to establish an alternate source of supply in certain circumstances, including the event of a supply failure.

Additionally, beginning in 2020 BARDA procured quantities of NexoBrid from MediWound for use as a medical countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. The initial, quarterly, procurement of NexoBrid by BARDA under its agreement with MediWound completed during the third quarter of 2022. As a part of BARDA’s commitment to procure NexoBrid, the Company has received a percentage of gross profit for sales directly to BARDA. As of June 30, 2023, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product procured by BARDA.

On May 9, 2023, MediWound announced BARDA’s award of additional funding under the parties’ existing agreement, $3 million of which will support the replacement of NexoBrid, previously procured for emergency response preparedness, which has since expired. Pursuant to the terms of the Company’s license agreement with MediWound, the Company will recognize revenue based on a percentage of gross profits, minus a percentage of net sales, on any sales of NexoBrid directly to BARDA, upon delivery, pursuant to this additional award.

12. Commitments and Contingencies

From time to time, the Company could be a party to various legal proceedings arising in the ordinary course of business. The costs and outcome of litigation, regulatory, investigatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company and could have a material adverse effect on the Company’s results of operations or financial condition. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. If a matter is both probable to result in a material liability and the amount of loss can be reasonably estimated, the Company estimates and discloses the possible material loss or range of loss. If such loss is not probable or cannot be reasonably estimated, a liability is not recorded in its condensed consolidated financial statements.

As of June 30, 2023, the Company has no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vericel Corporation is a fully-integrated, commercial-stage biopharmaceutical company and a leader in advanced therapies for the sports medicine and severe burn care markets. We currently market two U.S. Food and Drug Administration (“FDA”) approved autologous cell therapy products and one FDA-approved specialty biologic product in the U.S. MACI® is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Epicel® is a permanent skin replacement Humanitarian Use Device (“HUD”) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (“TBSA”). We also hold an exclusive license from MediWound Ltd. (“MediWound”) for North American rights to NexoBrid® (anacaulase-bcdb). On December 28, 2022, the FDA approved a Biologics License Application (“BLA”) for NexoBrid, granting a license for commercial use in the U.S. NexoBrid is a topically-administered biological product containing proteolytic enzymes and is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. Following NexoBrid’s approval, we are conducting cross-functional commercial launch activities for the product, including education, training and engagement activities and the deployment of additional NexoBrid account managers. We have received the first lot of NexoBrid finished product from MediWound for the U.S. commercial market, which currently is warehoused at our third-party logistics distributor. Although this NexoBrid finished product has met all required release criteria for distribution in the U.S., we are unable to release this product into the commercial channel at this time due to a deviation associated with a third-party testing lab used during MediWound’s manufacturing process. A detailed risk assessment has concluded that the deviation presents no incremental risk to the finished product’s quality and safety and we are actively engaged with MediWound and the FDA to address this matter. Although future manufacturing of NexoBrid for the U.S. market will not be impacted because the at-issue test will be conducted directly by MediWound, absent the FDA allowing the commercial release of the finished product affected by the deviation, we expect to begin commercial sales of future NexoBrid lots during the first quarter of 2024. The FDA’s evaluation of the deviation will not affect the $3 million committed by BARDA for the replacement of NexoBrid previously procured for emergency response preparedness, which has since expired.

COVID-19

On May 11, 2023, the U.S. Department of Health and Human Services announced the expiration of the federal Public Health Emergency for COVID-19. At this juncture, the pandemic’s effects on our business and results of operations have largely moderated and we have begun to see a return to more normal operations. Should a resurgence of COVID-19 occur, or new virus variants emerge, it could result in additional disruptions that could impact our business and operations in the future, including U.S. hospital or surgical center staffing shortages, periodic cancellation or delay of elective MACI surgical procedures, intermittent restrictions on the ability of our personnel to travel and access customers for selling, marketing, training, case support and product development feedback, delays in approvals by regulatory bodies, delays in product development efforts, and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products.

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

On July 1, 2023, we renewed our long-term supply agreement with Matricel GmbH (“Matricel”) for the supply of ACI-Maix collagen membranes used in the manufacture of MACI (the “Matricel Supply Agreement”). In the event Matricel is unable to supply the membranes, we may license the technology and procure the membranes from another source. The Matricel Supply Agreement provides that Matricel shall supply the ACI-Maix membranes exclusively to us during the term of the agreement. The Matricel Supply Agreement is effective until December 31, 2030, with an option to extend its term for three additional years to December 31, 2033. Thereafter, the Matricel Supply Agreement may be renewed for additional three-year periods.

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

Our target audiences are orthopedic surgeons who self-identify and/or have formal specialty training in sports medicine, and a subpopulation of general orthopedic surgeons who perform a high volume of cartilage repair procedures involving the knee. As of the date of this report, we employ approximately 75 MACI sales representatives to enable the sales force to reach our target audience. The team is divided into geographic regions, each managed by a Regional Manager and led by a Vice President of National MACI Sales. Most private payers have a medical policy that covers treatment with MACI with the top 30 largest commercial payers having a formal medical policy for MACI or ACI in general. With respect to private commercial payers that have not yet approved a medical policy for MACI, we often obtain approval on a case-by-case basis.

MACI is currently implanted into the patient’s cartilage defect through an open surgical procedure. We are currently evaluating the potential for the arthroscopic delivery of MACI to the cartilage defect – a procedure in which a surgeon can evaluate, prepare and treat the cartilage defect under direct arthroscopic visualization using specialized instruments delivered through a number of smaller incisions or portals. The arthroscopic delivery of MACI could increase the ease of MACI’s use for physicians and reduce both the length of the procedure as well as procedure-induced trauma, ultimately resulting in a reduction of a patient’s post-operative pain and accelerating a patient’s recovery. We have designed and are currently developing novel and specialized instruments to be used in and help facilitate such a procedure. We have recently discussed with the FDA a non-clinical regulatory strategy to support the potential inclusion of arthroscopic delivery in MACI’s approved labeling. Specifically, following a Type C meeting with the FDA, we submitted a protocol for a MACI arthroscopic delivery human factors validation study and are on track to initiate the study during the third quarter of 2023.

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

On February 18, 2016, the FDA approved our HDE supplement to revise the labeled indications of use for Epicel to specifically include pediatric patients. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with large burns treated with Epicel relative to standard care. Because of the change in the label to specifically include use in pediatric patients, Epicel is no longer subject to the HDE profit restrictions. In conjunction with adding the pediatric labeling and meeting the pediatric eligibility criteria, the FDA has determined the ADN number for Epicel to be 360,400 which is approximately 40 times larger than the volume of grafts sold in 2022. As of the date of this report, our burn care field force consists of individual sales and clinical representatives that regularly engage with our target audience. The team is divided into geographic regions, each managed by a Regional Manager and led by a Vice President of National Burn Care Sales.

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

NexoBrid is approved in the European Union (“EU”) and other international markets and has been designated as an orphan biologic in the U.S., EU and other international markets. NexoBrid has the potential to change the standard of care for eschar removal with respect to hospitalized burn patients and treat a significant addressable market in the U.S. With respect to NexoBrid, of the approximately 40,000 burn patients that are hospitalized in the U.S. each year, the majority, over 30,000, have thermal burns and will likely require some level of eschar removal. NexoBrid’s FDA approval expands our burn care franchise’s total addressable market, which will permit us to treat a significantly larger segment of hospitalized burn patients than with Epicel alone. The expansion of our target addressable market supports a broader commercial footprint, and we believe that this may help drive both increased NexoBrid use as well as increased Epicel awareness throughout the burn care space. With NexoBrid’s approval, our cross-functional commercial launch activities for the product are underway, including education, training, and engagement activities.

The manufacturing process for NexoBrid is conducted by MediWound, primarily at manufacturing locations in Israel. Certain raw materials utilized in NexoBrid’s manufacture, including the supply of the active ingredient bromelain are obtained from Taiwan. We have received the first lot of NexoBrid finished product from MediWound for the U.S. commercial market, which currently is warehoused at our third-party logistics distributor. Although this NexoBrid finished product has met all required release criteria for distribution in the U.S., we are unable to release this product into the commercial channel at this time due to a deviation associated with a third-party testing lab used during MediWound’s manufacturing process. A detailed risk assessment has concluded that the deviation presents no incremental risk to the finished product’s quality and safety and we are actively engaged with MediWound and the FDA to address this matter. Although future manufacturing of NexoBrid for the U.S. market will not be impacted because the at-issue test will be conducted directly by MediWound, absent the FDA allowing the commercial release of the finished product affected by the deviation, we expect to begin commercial sales of future NexoBrid lots during the first quarter of 2024. The FDA’s evaluation of the deviation will not affect the $3 million committed by BARDA for the replacement of NexoBrid previously procured for emergency response preparedness, which has since expired.

Results of Operations

The following is a summary of our condensed consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2023	2022	Change $	Change %	2023	2022	Change $	Change %
Total revenue	$45,922	$37,046	$8,876	24.0%	$86,939	$73,120	$13,819	18.9%
Cost of product sales	15,981	14,192	1,789	12.6%	30,478	26,814	3,664	13.7%
Gross profit	29,941	22,854	7,087	31.0%	56,461	46,306	10,155	21.9%
Research and development	5,253	4,792	461	9.6%	10,465	9,652	813	8.4%
Selling, general and administrative	30,649	27,144	3,505	12.9%	60,134	53,009	7,125	13.4%
Total operating expenses	35,902	31,936	3,966	12.4%	70,599	62,661	7,938	12.7%
Loss from operations	(5,961)	(9,082)	3,121	(34.4)%	(14,138)	(16,355)	2,217	(13.6)%
Total other income	941	119	822	690.8%	1,623	301	1,322	439.2%
Net loss	$(5,020)	$(8,963)	$3,943	(44.0)%	$(12,515)	$(16,054)	$3,539	(22.0)%

Comparison of the Periods Ended June 30, 2023 and 2022

Total Revenue

Revenue by product is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2023	2022	Change $	Change %	2023	2022	Change $	Change %
MACI	$36,336	$28,613	$7,723	27.0%	$70,526	$54,607	$15,919	29.2%
Epicel	9,586	8,213	1,373	16.7%	16,413	18,071	(1,658)	(9.2)%
NexoBrid	—	220	(220)	(100.0)%	—	442	(442)	(100.0)%
Total revenue	$45,922	$37,046	$8,876	24.0%	$86,939	$73,120	$13,819	18.9%

Total revenue increase for the three and six months ended June 30, 2023 compared to the same periods in 2022, was driven primarily by higher MACI volume and price growth.

Seasonality. As a result of the uncertainty and other impacts of the COVID-19 pandemic and the resulting shifts of timing in some revenue, our historically observable seasonality of revenues has been impacted or obscured in 2022 and 2023 and potentially beyond. At this juncture the pandemic’s effects on our business and results of operations have largely moderated, although there continues to be a level of uncertainty whether MACI seasonality will return to pre-pandemic patterns. In the last five years through 2022, MACI sales volumes from the first through the fourth quarter on average represented 20% (18%-21% range), 21% (16%-24% range), 24% (21%-26% range) and 35% (33%-38% range) respectively, of total annual volumes. Historically, MACI orders are normally stronger in the fourth quarter due to several factors including the satisfaction by patients of insurance deductible limits and the time of year patients prefer to start rehabilitation. Due to the low incidence and variable occurrence of severe burns, Epicel revenue has inherent variability from quarter-to-quarter and does not exhibit significant seasonality.

Gross Profit

Gross profit increase for the three and six months ended June 30, 2023, compared to the same periods in 2022, was driven by higher MACI volume and price growth, which more than offset higher employee costs, raw material price increases and higher external storage and manufacturing facility costs.

Research and Development Expenses

The following table summarizes research and development expenses, which include materials, professional fees and an allocation of employee-related salary and fringe benefit costs for our research and development projects:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2023	2022	Change $	Change %	2023	2022	Change $	Change %
MACI	$3,319	$2,972	$347	11.7%	$6,392	$5,961	$431	7.2%
Epicel	914	1,238	(324)	(26.2)%	2,085	2,458	(373)	(15.2)%
NexoBrid	1,020	582	438	75.3%	1,988	1,233	755	61.2%
Total research and development expenses	$5,253	$4,792	$461	9.6%	$10,465	$9,652	$813	8.4%

Research and development expenses increased for the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily due to lower reimbursement of expenses from MediWound related to NexoBrid BLA resubmission that occurred in 2022 and MACI arthroscopic program costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2023 were $30.6 million, compared to $27.1 million for the same period in 2022. The increase in selling, general and administrative expenses was primarily due to higher marketing expenses, external costs and lease expense associated with the Burlington Lease.

Selling, general and administrative expenses for the six months ended June 30, 2023 were $60.1 million, compared to $53.0 million for the same period in 2022. The increase in selling, general and administrative expenses was primarily due to higher headcount and employee expenses, additional travel and in-person events across the commercial organization, and an increase in marketing and external expenses, which were partially offset by lower stock-based compensation expenses.

Total Other Income

The change in other income for the three and six months ended June 30, 2023, compared to the same periods in 2022 was due primarily to fluctuations in the rates of return on our investments in various marketable debt securities slightly offset by interest expense related to our Revolving Credit Agreement.

Stock-based Compensation Expense

Non-cash stock-based compensation expense is summarized in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2023	2022	Change $	Change %	2023	2022	Change $	Change %
Cost of product sales	$796	$1,035	$(239)	(23.1)%	$1,681	$2,153	$(472)	(21.9)%
Research and development	993	1,520	(527)	(34.7)%	1,970	2,870	(900)	(31.4)%
Selling, general and administrative	6,972	8,253	(1,281)	(15.5)%	13,841	15,316	(1,475)	(9.6)%
Total non-cash stock-based compensation expense	$8,761	$10,808	$(2,047)	(18.9)%	$17,492	$20,339	$(2,847)	(14.0)%

The decrease in stock-based compensation expense for the three and six months ended June 30, 2023, compared to the same periods in 2022, was due primarily to fluctuations in stock prices and the mix of service-based options and restricted stock units, which impacts the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$18,056	$6,611
Net cash provided by (used in) investing activities	392	(13,666)
Net cash provided by financing activities	1,302	752
Net increase (decrease) in cash, cash equivalents, and restricted cash	$19,750	$(6,303)

Net Cash Provided by Operating Activities

Our cash, cash equivalents and restricted cash totaled $70.8 million, short-term investments totaled $54.8 million and long-term investments totaled $21.0 million as of June 30, 2023. The $18.1 million of cash provided by operations during the six months ended June 30, 2023 was primarily the result of non-cash charges of $17.5 million related to stock-based compensation expense, $2.5 million of operating lease amortization and $2.3 million in depreciation and amortization expense, offset by a net loss of $12.5 million and a net increase of $8.7 million related to movements in our working capital accounts. The overall increase in cash from our working capital accounts was primarily driven by a decrease in accounts receivable due to cash collections and receipts of tenant improvement allowances, offset by a decrease in accrued expenses due to timing of payments.

Our cash, cash equivalents and restricted cash totaled $62.2 million, short-term investments totaled $44.6 million and long-term investments totaled $23.7 million as of June 30, 2022. The $6.6 million of cash provided by operations during the six months ended June 30, 2022 was primarily the result of non-cash charges of $20.3 million related to stock-based compensation expense, $2.2 million of operating lease amortization, $1.9 million in depreciation and amortization expense, offset by a net loss of $16.1 million and a net decrease of $2.1 million related to movements in our working capital accounts. The overall decrease in cash from our working capital accounts was primarily driven by a decrease in accrued expenses due to timing of payments, a decrease in operating lease liabilities, and an increase in inventory due to increased production needs, offset by a decrease in accounts receivable due to cash collections.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2023 was the result of $42.0 million of investment sales and maturities, offset by $28.5 million in investment purchases, a $7.5 million regulatory milestone payment to MediWound resulting from the FDA’s approval of the NexoBrid BLA, and $5.6 million of property and equipment purchases primarily for manufacturing upgrades and construction in process related to the Burlington Lease.

Net cash used in investing activities during the six months ended June 30, 2022 was the result of $34.9 million in investments purchases and $5.1 million of property and equipment purchases primarily for manufacturing upgrades and leasehold improvements, offset by $26.3 million of investment sales and maturities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2023 was the result of net proceeds from the exercise of stock options and purchases under the employee stock purchase plan of $3.5 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $2.2 million.

Net cash provided by financing activities during the six months ended June 30, 2022 was primarily the result of net proceeds from the exercise of stock options and purchases under the employee stock purchase plan of $2.2 million partially offset by payments of employee withholding taxes related to the vesting of restricted stock units of $1.4 million.

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

We believe that our current cash on hand, cash equivalents, investments, and available borrowing capacity will be sufficient to support our current operations through at least 12 months from the issuance of the condensed consolidated financial statements included in this report. Although the effects of the COVID-19 pandemic have largely moderated in recent months, our business and operations may be adversely affected in the future if conditions were to worsen. Our actual cash requirements may differ from projections and will depend on many factors, including the level and pace of future research and development efforts, the scope and results of ongoing and potential clinical trials, the costs involved in filing, prosecuting and enforcing patents, the need for additional manufacturing capacity, competing technological and market developments, global macroeconomic conditions, costs associated with possible acquisitions or development of complementary business activities, and the cost to market our products.

As of June 30, 2023, we were not party to any off-balance sheet arrangements.

Sources of Capital

On August 27, 2021, we entered into a Sales Agreement with Leerink Partners (f/k/a SVB Leerink LLC), as sales agent, pursuant to which we may offer and sell up to $200.0 million of shares of our common stock, no par value per share (“ATM Shares”). The ATM Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to an automatically effective shelf registration statement on Form S-3ASR (File No. 333-259119) filed by us on August 27, 2021, which expires three years from the filing date. We also filed a prospectus supplement relating to the offering and sale of the ATM Shares on August 27, 2021. We are not obligated to make any sales of ATM Shares, and Leerink Partners is not required to sell any specific number or dollar amount of the ATM Shares under the Sales Agreement. As of June 30, 2023, we have sold no shares pursuant to the Sales Agreement.

On July 29, 2022, we entered into a $150.0 million five-year senior secured revolving credit agreement by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (the “Revolving Credit Agreement”). We have no immediate plans to borrow under the Revolving Credit Agreement, but we may use the facility for working capital needs and other general corporate purposes. As of June 30, 2023, there are no outstanding borrowings under the Revolving Credit Agreement, and we are in compliance with all applicable covenant requirements. See Note 8, “Revolving Credit Agreement” in the accompanying condensed consolidated financial statements for further details.

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

On July 1, 2023, we renewed our long-term supply agreement with Matricel for the supply of ACI-Maix collagen membranes used in the manufacture of MACI. Under the terms of the Matricel Supply Agreement, we have committed to annual minimum purchase values totaling approximately €12.5 million over the eight-year term.

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

There have been no material changes to our critical accounting policies and estimates in the six months ended June 30, 2023. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2022.

Cautionary Note Regarding Forward-Looking Statements

This report, including the documents incorporated by reference herein, contains certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “projects,” “trends,” “opportunity,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “target,” “achieve,” “continuing,” “ongoing,” and similar words or phrases, or future or conditional verbs such as “would,” “should,” “could,” “may,” or similar expressions. Among the factors that could cause actual results to differ materially from those set forth in the forward-looking statements include, but are not limited to, uncertainties associated with our expectations regarding future revenue, growth in revenue, market penetration for MACI®, Epicel®, and NexoBrid®, growth in profit, gross margins and operating margins, the ability to continue to scale our manufacturing operations to meet the demand for our cell therapy products, including the timely completion of a new headquarters and manufacturing facility in Burlington, Massachusetts, the ability to achieve or sustain profitability, the expected target surgeon audience, potential fluctuations in sales and volumes and our results of operations over the course of the year, timing and conduct of clinical trial and product development activities, timing and likelihood of the FDA’s potential approval of the arthroscopic delivery of MACI to the knee or the use of MACI to treat cartilage defects in the ankle, the estimate of the commercial growth potential of our products and product candidates, competitive developments, changes in third-party coverage and reimbursement, the ultimate timing of the commercial launch of NexoBrid in the United States, physician and burn center adoption of NexoBrid, supply chain disruptions, regulatory decisions or other events affecting MediWound Ltd.’s ability to manufacture and supply NexoBrid to meet customer demand, negative impacts on the global economy and capital markets resulting from the conflict in Ukraine, adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, global geopolitical tensions or record inflation and potential future impacts on our business or the economy generally stemming from a resurgence of COVID-19 or another similar public health emergency. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties, which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in our Annual Report under “Part I, Item 1A Risk Factors” and the risk listed in this Quarterly Report under “Part I, Item 1A Risk Factors.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of June 30, 2023, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management of the Company, with the participation of its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2023, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

We maintain cash and investments that are held in a number of investment and deposit accounts at leading financial institutions. The amounts held in the deposit accounts are in excess of the insurance coverage offered by the U.S. Department of Treasury, Federal Deposit Insurance Corporation (“FDIC”), and we may in the future, continue to have assets held at financial institutions that exceed the insurance coverage offered by the FDIC, the loss of which would have a severe negative effect on our operations and liquidity. Uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of the Company.	8-K	000-22025	4.1	December 17, 2009
3.2	Certificate of Amendment to Restated Articles of Incorporation of the Company dated February 9, 2010.	S-1	333-160044	3.2	March 31, 2010
3.3	Certificate of Amendment to Restated Articles of Incorporation of the Company dated March 22, 2011.	8-K	000-22025	3.1	March 25, 2011
3.4	Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 21, 2014.	8-K	001-35280	3.1	November 24, 2014
3.5	Amended and restated bylaws.	8-K	000-22025	3.1	November 12, 2010
4.1	Description of Capital Stock.	10-K	001-35280	4.5	February 25, 2020
10.1#*	Vericel Corporation Deferred Compensation Plan
10.2*	Vericel Corporation 2022 Omnibus Incentive Plan Restricted Stock Unit Award (Deferred) Agreement for Non-Employee Directors
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

# Management contract or compensatory plan or arrangement covering executive officers or directors of Vericel.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2023

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOSEPH A. MARA
Joseph A. Mara
Chief Financial Officer
(Principal Financial Officer)