Form 10-Q
period 2023-09-30
Vericel Corp
filed 2023-11-08
CIK 887359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2023
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

As of November 2, 2023, 47,724,543 shares of Common Stock, no par value per share, were outstanding.

VERICEL CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$60,473	$51,067
Restricted cash	23,088	—
Short-term investments	44,870	68,471
Accounts receivable (net of allowance for doubtful accounts of $44 and $47, respectively)	39,729	46,539
Inventory	12,621	15,986
Other current assets	5,430	4,803
Total current assets	186,211	186,866
Property and equipment, net	30,216	15,837
Intangible assets, net	7,031	7,500
Right-of-use assets	73,294	41,535
Long-term investments	20,231	19,962
Other long-term assets	1,142	1,303
Total assets	$318,125	$273,003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,051	$16,930
Accrued expenses	13,628	16,190
Current portion of operating lease liabilities	7,267	4,302
Other current liabilities	—	41
Total current liabilities	35,946	37,463
Operating lease liabilities	77,734	43,268
Other long-term liabilities	65	—
Total liabilities	113,745	80,731
COMMITMENTS AND CONTINGENCIES (Note 12)
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 47,684 and 47,253, respectively	621,013	593,245
Accumulated other comprehensive loss	(463)	(978)
Accumulated deficit	(416,170)	(399,995)
Total shareholders’ equity	204,380	192,272
Total liabilities and shareholders’ equity	$318,125	$273,003

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product sales, net	$45,581	$38,326	$132,520	$111,004
Other revenue	—	225	—	667
Total revenue	45,581	38,551	132,520	111,671
Cost of product sales	14,973	13,318	45,451	40,132
Gross profit	30,608	25,233	87,069	71,539
Research and development	5,676	5,046	16,141	14,698
Selling, general and administrative	29,989	26,975	90,123	79,984
Total operating expenses	35,665	32,021	106,264	94,682
Loss from operations	(5,057)	(6,788)	(19,195)	(23,143)
Other income (expense):
Interest income	1,262	342	3,196	578
Interest expense	(150)	(105)	(444)	(143)
Other (expense) income	(1)	(5)	(18)	98
Total other income	1,111	232	2,734	533
Loss before income taxes	(3,946)	(6,556)	(16,461)	(22,610)
Income tax (benefit) expense	(286)	21	(286)	21
Net loss	$(3,660)	$(6,577)	$(16,175)	$(22,631)
Net loss per common share:
Basic and diluted	$(0.08)	$(0.14)	$(0.34)	$(0.48)
Weighted-average common shares outstanding:
Basic and diluted	47,649	47,182	47,537	47,096

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(3,660)	$(6,577)	$(16,175)	$(22,631)
Other comprehensive loss:
Unrealized gain (loss) on investments	158	(291)	515	(992)
Comprehensive loss	$(3,502)	$(6,868)	$(15,660)	$(23,623)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Common Stock		Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2022	47,253	$593,245	$(978)	$(399,995)	$192,272
Net loss	—	—	—	(7,495)	(7,495)
Stock-based compensation expense	—	8,731	—	—	8,731
Stock option exercises	132	2,009	—	—	2,009
Shares issued under the Employee Stock Purchase Plan	11	216	—	—	216
Issuance of stock for restricted stock unit vesting	183	—	—	—	—
Restricted stock withheld for employee tax remittance	(72)	(2,097)	—	—	(2,097)
Unrealized gain on investments	—	—	342	—	342
BALANCE, MARCH 31, 2023	47,507	$602,104	$(636)	$(407,490)	$193,978
Net loss	—	—	—	(5,020)	(5,020)
Stock-based compensation expense	—	8,761	—	—	8,761
Stock option exercises	68	889	—	—	889
Shares issued under the Employee Stock Purchase Plan	18	384	—	—	384
Issuance of stock for restricted stock unit vesting	26	—	—	—	—
Restricted stock withheld for employee tax remittance	(3)	(79)	—	—	(79)
Unrealized gain on investments	—	—	15	—	15
BALANCE, JUNE 30, 2023	47,616	$612,059	$(621)	$(412,510)	$198,928
Net loss	—	—	—	(3,660)	(3,660)
Stock-based compensation expense	—	7,924	—	—	7,924
Stock option exercises	50	787	—	—	787
Shares issued under the Employee Stock Purchase Plan	13	329	—	—	329
Issuance of stock for restricted stock unit vesting	8	—	—	—	—
Restricted stock withheld for employee tax remittance	(3)	(86)	—	—	(86)
Unrealized gain on investments	—	—	158	—	158
BALANCE, SEPTEMBER 30, 2023	47,684	$621,013	$(463)	$(416,170)	$204,380

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2021	46,880	$553,902	$(154)	$(383,286)	$170,462
Net loss	—	—	—	(7,091)	(7,091)
Stock-based compensation expense	—	9,531	—	—	9,531
Stock option exercises	125	1,155	—	—	1,155
Shares issued under the Employee Stock Purchase Plan	9	310	—	—	310
Issuance of stock for restricted stock unit vesting	108	—	—	—	—
Restricted stock withheld for employee tax remittance	(41)	(1,423)	—	—	(1,423)
Unrealized loss on investments	—	—	(459)	—	(459)
BALANCE, MARCH 31, 2022	47,081	$563,475	$(613)	$(390,377)	$172,485
Net loss	—	—	—	(8,963)	(8,963)
Stock-based compensation expense	—	10,808	—	—	10,808
Stock option exercises	32	428	—	—	428
Shares issued under the Employee Stock Purchase Plan	10	318	—	—	318
Issuance of stock for restricted stock unit vesting	19	—	—	—	—
Restricted stock withheld for employee tax remittance	(1)	(18)	—	—	(18)
Unrealized loss on investments	—	—	(242)	—	(242)
BALANCE, JUNE 30, 2022	47,141	$575,011	$(855)	$(399,340)	$174,816
Net loss	—	—	—	(6,577)	(6,577)
Stock-based compensation expense	—	9,104	—	—	9,104
Stock option exercises	41	498	—	—	498
Shares issued under the Employee Stock Purchase Plan	15	331	—	—	331
Issuance of stock for restricted stock unit vesting	6	—	—	—	—
Restricted stock withheld for employee tax remittance	(2)	(44)	—	—	(44)
Unrealized loss on investments	—	$—	$(291)	$—	$(291)
BALANCE, SEPTEMBER 30, 2022	47,201	$584,900	$(1,146)	$(405,917)	$177,837

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(16,175)	$(22,631)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	3,483	2,942
Stock-based compensation expense	25,416	29,443
Amortization of premiums and discounts on marketable securities	(788)	305
Amortization of debt issuance costs	161	36
Non-cash lease costs	4,291	3,120
Other	18	21
Changes in operating assets and liabilities:
Inventory	3,365	(3,348)
Accounts receivable	6,810	3,141
Other current assets	(627)	(164)
Accounts payable	360	(37)
Accrued expenses	(2,562)	(97)
Operating lease liabilities	1,408	(2,019)
Other non-current assets and liabilities, net	65	—
Net cash provided by operating activities	25,225	10,712
Investing activities:
Purchases of investments	(36,254)	(43,950)
Sales and maturities of investments	60,890	35,944
Expenditures for property and equipment	(12,178)	(6,471)
Purchases of intangible assets	(7,500)	—
Net cash provided by (used in) investing activities	4,958	(14,477)
Financing activities:
Net proceeds from common stock issuance	4,614	3,040
Debt issuance costs	—	(1,076)
Payments on employee’s behalf for taxes related to vesting of restricted stock unit awards	(2,262)	(1,485)
Other	(41)	(39)
Net cash provided by financing activities	2,311	440
Net increase (decrease) in cash, cash equivalents, and restricted cash	32,494	(3,325)
Cash, cash equivalents, and restricted cash at beginning of period	51,067	68,541
Cash, cash equivalents, and restricted cash at end of period	$83,561	$65,216

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Non-cash information:
Right-of-use asset and lease liability recognized	$36,022	$137
Additions to property and equipment included in accounts payable	5,568	482

	Nine Months Ended September 30,
	2023	2022
Reconciliation to amounts within the condensed consolidated balance sheets:
Cash and cash equivalents	$60,473	$65,216
Restricted cash	23,088	—
Total cash, cash equivalents, and restricted cash at end of period	$83,561	$65,216

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

MACI (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Epicel (cultured epidermal autografts) is a permanent skin replacement for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (“TBSA”). The Company also holds an exclusive license from MediWound Ltd. (“MediWound”) to commercialize NexoBrid (anacaulase-bcdb) (“NexoBrid”) in North America. On December 28, 2022, the U.S. Food and Drug Administration (“FDA”) approved a Biologics License Application (“BLA”) for NexoBrid, granting a license for commercial use in the U.S. On September 20, 2023, the Company announced the U.S. commercial availability of NexoBrid and, subsequently, has commenced commercial sales of the product. NexoBrid is a topically-administered biological product containing proteolytic enzymes and is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. The Company operates its business primarily in the U.S. in one reportable segment - the research, product development, manufacture and distribution of cellular therapies and specialty biologics for use in the treatment of specific diseases.

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

COVID-19

On May 11, 2023, the U.S. Department of Health and Human Services announced the expiration of the federal Public Health Emergency for COVID-19. At this juncture, the pandemic’s effects on the Company’s business and results of operations have largely moderated and we have seen a return to more normal operations. Should a resurgence of COVID-19 occur, or new virus variants emerge, it could result in additional disruptions that could impact the Company’s business and operations in the future, including U.S. hospital or surgical center staffing shortages, periodic cancellation or delay of elective MACI surgical procedures, intermittent restrictions on the ability of Company personnel to travel and access customers for selling, marketing, training, case support and product development feedback, delays in approvals by regulatory bodies, delays in product development efforts, and additional government requirements or other incremental mitigation efforts that may further impact the Company’s capacity to manufacture, sell and support the use of its products.

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

The War in Israel and Gaza

In May 2019, the Company entered into exclusive license and supply agreements with MediWound, under which MediWound manufactures and supplies NexoBrid to the U.S. market on a unit price basis. MediWound develops and manufactures NexoBrid, in part, at its facilities in Yavne, Israel.

The Company continues to monitor the ongoing conflict in Israel and is in close communication with MediWound leadership. MediWound’s NexoBrid manufacturing operations are continuing and, as of the date of this disclosure, MediWound does not anticipate a disruption to its ongoing supply of commercial NexoBrid to the United States. To the extent the war between Israel and Hamas intensifies or expands to include additional countries or militant groups in the region and MediWound’s facilities in Israel are damaged or destroyed, travel to and from Israel is halted or inhibited, or significant key MediWound operational personnel are called to military service, MediWound’s ability to continue to supply NexoBrid to the U.S. market could be disrupted.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2023, the Company had an accumulated deficit of $416.2 million and had a net loss of $16.2 million during the nine months ended September 30, 2023. The Company had cash and cash equivalents of $60.5 million and investments of $65.1 million as of September 30, 2023. The Company expects that cash from the sales of its products and existing cash, cash equivalents, investments, and available borrowing capacity will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these condensed consolidated financial statements. If revenues decline for a sustained period, the Company may need to access additional capital; however, the Company may not be able to obtain additional financing on acceptable terms or at all. The terms of any additional financing may adversely affect the holdings or the rights of the Company’s shareholders.

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

Recent Accounting Pronouncements

No new accounting standards were adopted during the nine months ended September 30, 2023. The Company considers the applicability and impact of any recent Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). Based on the assessment, the ASUs were determined to be either not applicable or are expected to have minimal impact on the Company’s condensed consolidated financial statements.

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

MACI Implants

The Company contracts with two specialty pharmacies, Orsini Pharmaceutical Services, Inc. (“Orsini”) and AllCare Plus Pharmacy, Inc. (“AllCare”) to distribute MACI in a manner in which the Company retains the credit and collection risk from the end customer. The Company pays each specialty pharmacy a fee in each instance when it dispenses MACI for use in treating a patient. Both Orsini and AllCare perform collection activities to collect payment from customers. In addition, the Company sells MACI directly to hospitals pursuant to an agreed upon purchase order and to a distributor, DMS Pharmaceutical Group, Inc. (“DMS”) at a contracted rate for the treatment of patients at military facilities throughout the U.S. The Company engages a third party to provide services in connection with a patient support program to manage patient cases and to ensure that complete and correct billing information is provided to the insurers and hospitals.

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

When the Company sells MACI through its specialty pharmacies, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The Company assesses risk and determines a loss percentage by pooling accounts receivable based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information. This loss percentage was applied to the accounts receivables as of September 30, 2023. The total allowance for uncollectible consideration as of September 30, 2023 and December 31, 2022 was $4.9 million and $6.1 million, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact on the revenue recognized. A 50 basis points change to the estimated uncollectible percentage could result in an approximately $0.3 million decrease or increase in the revenue recognized for the nine months ended September 30, 2023.

Changes in estimates of the Transaction Price are recorded through revenue in the period in which such change occurs. Changes in estimates related to prior periods are shown in the Revenue by Product and Customer table below and relate primarily to changes in the initial expected reimbursement or collection expectation upon completion of the billing claims process for MACI implants that occurred in a prior period.

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

NexoBrid

The Company entered into exclusive license and supply agreements with MediWound in May 2019, pursuant to which MediWound will manufacture and supply NexoBrid on a unit price basis, which may be increased pursuant to the terms of the agreements. Additionally, beginning in 2020 the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) procured quantities of NexoBrid from MediWound, for use as a medical countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. The initial, quarterly, procurement of NexoBrid by BARDA under its agreement with MediWound completed during the third quarter of 2022. The Company recognized revenue based on a percentage of gross profits for sales of NexoBrid to BARDA upon delivery, at which time BARDA was in control of the product. As of September 30, 2023, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product procured by BARDA.

On May 9, 2023, MediWound announced BARDA’s award of additional funding under the parties’ existing agreement, $3.0 million of which will support the replacement of NexoBrid, previously procured for emergency response preparedness, which has since expired. Pursuant to the terms of the Company’s license agreement with MediWound, the Company would recognize revenue based on a percentage of gross profits, minus a percentage of net sales, on any sales of NexoBrid directly to BARDA upon delivery, pursuant to this additional award.

Additionally, on December 28, 2022, the FDA approved a BLA for NexoBrid, granting a license for commercial use in the U.S. NexoBrid is a topically-administered biological product containing proteolytic enzymes and is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. On September 20, 2023, the Company announced the U.S. commercial availability of NexoBrid and, subsequently, has commenced commercial sales of the product.

The Company sells NexoBrid to specialty distributors. These customers subsequently resell NexoBrid to hospitals and burn centers. Product revenue is recorded net of reserves for specialty distributor fees, prompt payment discounts and allowances for returns, as applicable. The Company recognizes product revenue from sales of NexoBrid when the specialty distributors take control of the product, which typically occurs upon delivery to the specialty distributors.

Revenue by Product and Customer

The following table and descriptions below show the products from which the Company generated its revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by product (in thousands)	2023	2022	2023	2022
MACI implants and kits
Implants based on contracted rate sold through a specialty pharmacy (a)	$22,598	$19,377	$68,220	$50,718
Implants subject to third party reimbursement sold through a specialty pharmacy (b)	5,030	4,207	13,526	12,015
Implants sold direct based on contracted rates (c)	5,797	6,457	19,932	17,846
Implants sold direct subject to third-party reimbursement (d)	1,432	898	2,974	2,331
Biopsy kits - direct bill	457	498	1,517	1,565
Change in estimates related to prior periods (e)	2,275	(428)	1,945	1,142
Total MACI implants and kits	37,589	31,009	108,114	85,617
Epicel
Direct bill (hospital)	7,394	7,317	23,808	25,387

NexoBrid (f)	598	225	598	667
Total revenue	$45,581	$38,551	$132,520	$111,671

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

(f) Represents commercial revenue for the three and nine months ended September 30, 2023. Represents revenue based on a percentage of gross profits for sales of NexoBrid to BARDA, pursuant to the license agreement between the Company and MediWound, in the three and nine months ended September 30, 2022 (see Note 11).

4. Selected Balance Sheet Components

Inventory

Inventory consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Raw materials	$11,436	$15,101
Work-in-process	967	832
Finished goods	218	53
Total inventory	$12,621	$15,986

Property and Equipment

Property and Equipment, net consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Machinery and equipment	$5,562	$5,041
Furniture, fixtures and office equipment	1,710	1,710
Computer equipment and software	8,365	8,224
Leasehold improvements	14,901	13,689
Construction in process	20,883	5,438
Financing right-of-use lease	9	37
Total property and equipment, gross	51,430	34,139
Less accumulated depreciation	(21,214)	(18,302)
Total property and equipment, net	$30,216	$15,837

Depreciation expense for the three and nine months ended September 30, 2023 was $1.0 million and $3.0 million, respectively, and $1.0 million and $2.9 million, respectively, for the same periods in 2022.

Intangible Assets

Intangible assets, net consisted of the following:

			September 30, 2023			December 31, 2022
(In thousands)	Useful Life (in years)	Amortization Method	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
NexoBrid license	12	Straight-line	$7,500	$(469)	$7,031	$7,500	$—	$7,500

Amortization expense for the three and nine months ended September 30, 2023 was $0.2 million and $0.5 million, respectively.

Future amortization expense of intangible assets as of September 30, 2023 is estimated to be as follows:

(In thousands)	Amount
Remainder of 2023	$156
2024	625
2025	625
2026	625
2027	625
Thereafter	4,375
Total	$7,031

Accrued Expenses

Accrued Expenses consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Bonus-related compensation	$6,622	$7,132
Employee-related accruals	2,629	3,101
Insurance reimbursement-related liabilities	3,949	5,030
Other accrued expenses	428	927
Total accrued expenses	$13,628	$16,190

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

In April 2023, in connection with the Burlington Lease, the Company entered into a construction escrow agreement (the “Construction Escrow Agreement”) with the facility’s landlord and an escrow agent. Pursuant to the terms of the Construction Escrow Agreement, in April 2023, the Company began funding, into an escrow account maintained by the escrow agent, a portion of its share of tenant improvement construction costs at the facility, which are designated as restricted cash. At the same time, the facility’s landlord began funding a portion of its tenant improvement allowance through a separate escrow account. To date, the Company has transferred into its escrow account 50% of its required cost amount, or approximately $28.3 million. The Company anticipates funding the remaining 50% of its required cost amount in early 2024.

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

For the three and nine months ended September 30, 2023 and 2022, lease expense of less than $0.1 million was recorded related to short-term leases. For the three and nine months ended September 30, 2023, the Company recognized $3.2 million and $7.1 million, respectively, of operating lease expense and $1.7 million and $5.2 million, respectively, for the same period in 2022. For the three and nine months ended September 30, 2023 and 2022, the Company recognized less than $0.1 million of financing lease expense.

Operating and finance lease assets and liabilities are as follows:

(In thousands)	Classification	September 30, 2023	December 31, 2022
Assets
Operating	Right-of-use assets	$73,294	$41,535
Finance	Property and equipment, net	9	37
Total leased assets		$73,303	$41,572
Liabilities
Current
Operating	Current portion of operating lease liabilities	$7,267	$4,302
Finance	Other current liabilities	—	41
Non-current
Operating	Operating lease liabilities	$77,734	$43,268
Total leased liabilities		$85,001	$47,611

Future minimum lease payments under non-cancellable leases as of September 30, 2023 are as follows:

(In thousands)	Operating Leases
Remainder of 2023	$1,789
2024	10,743
2025	13,677
2026	13,969
2027	14,351
Thereafter	103,229
Total lease payments	$157,758
Less: tenant improvement allowances	(23,121)
Less: interest	(49,636)
Total leased liabilities	$85,001

6. Investments

Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities:

	September 30, 2023
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$8,612	$—	$(4)	$—	$8,608
Corporate notes	38,036	—	(367)	—	37,669
U.S. government agency bonds	18,914	—	(90)	—	18,824
	$65,562	$—	$(461)	$—	$65,101
Classified as:
Short-term investments					$44,870
Long-term investments					20,231
					$65,101

	December 31, 2022
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$15,707	$—	$(101)	$—	$15,606
Corporate notes	52,159	—	(831)	—	51,328
U.S. government agency bonds	21,545	—	(46)	—	21,499
	$89,411	$—	$(978)	$—	$88,433
Classified as:
Short-term investments					$68,471
Long-term investments					19,962
					$88,433

As of September 30, 2023 and December 31, 2022, all marketable securities held by the Company had remaining contractual maturities of three years or less. There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2023 and 2022.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, U.S. government securities, and U.S. government agency bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. There were no transfers into or out of Level 3 from December 31, 2022 to September 30, 2023.

The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2023				December 31, 2022
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$9,050	$9,050	$—	$—	$1,262	$1,262	$—	$—
Commercial paper (a)	15,071	—	15,071	—	15,606	—	15,606	—
Corporate notes	37,669	—	37,669	—	51,328	—	51,328	—
U.S. government securities (a)	23,881	—	23,881	—	—	—	—	—
U.S. government agency bonds (a)	18,824	—	18,824	—	27,976	—	27,976	—
	$104,495	$9,050	$95,445	$—	$96,172	$1,262	$94,910	$—

(a) Approximately $6.5 million of commercial paper and $23.9 million of U.S. government securities as of September 30, 2023, and approximately $6.5 million of U.S. government agency bonds as of December 31, 2022 had an original maturity of 90 days or less and were recorded as a cash equivalent.

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

The Company is permitted to voluntarily prepay borrowings under the Revolving Credit Agreement, in whole or in part, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans (as defined in the Revolving Credit Agreement) and letters of credit exceeds the total Revolving Commitments (as defined in the Revolving Credit Agreement), the Company must prepay the Revolving Loans in an amount equal to such excess. As of September 30, 2023, there are no outstanding borrowings under the Revolving Credit Agreement.

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

Stock Compensation Expense

Non-cash stock-based compensation expense (service-based stock options, restricted stock units and employee stock purchase plan) is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of product sales	$660	$840	$2,341	$2,992
Research and development	892	1,273	2,862	4,143
Selling, general and administrative	6,372	6,991	20,213	22,308
Total non-cash stock-based compensation expense	$7,924	$9,104	$25,416	$29,443

Service-Based Stock Options

During the three and nine months ended September 30, 2023, the Company granted service-based options to purchase common stock of 58,500 and 594,217, respectively, and 42,890 and 1,206,539, respectively, for the same periods in 2022. The weighted-average grant-date fair value of service-based options granted during the three and nine months ended September 30, 2023 was $22.36 and $18.80 per option, respectively, and $15.58 and $20.55, respectively, for the same periods in 2022.

Restricted Stock Units

During the three and nine months ended September 30, 2023, the Company granted 23,520 and 552,841 restricted stock units, respectively, and 16,734 and 399,502, respectively, for the same periods in 2022. The weighted-average grant-date fair value of restricted stock units granted during the three and nine months ended September 30, 2023 was $36.51 and $30.24 per unit, respectively, and $27.52 and $34.35, respectively, for the same periods in 2022.

10. Net Loss Per Common Share

A summary of net loss per common share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2023	2022	2023	2022
Net loss	$(3,660)	$(6,577)	$(16,175)	$(22,631)

Basic weighted-average common shares outstanding	47,649	47,182	47,537	47,096
Effect of dilutive stock options and restricted stock units	—	—	—	—
Diluted weighted-average common shares outstanding	47,649	47,182	47,537	47,096

Basic loss per common share	$(0.08)	$(0.14)	$(0.34)	$(0.48)
Diluted loss per common share	$(0.08)	$(0.14)	$(0.34)	$(0.48)

Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	6,859	6,536	6,859	6,536
Restricted stock units	943	633	943	633

11. NexoBrid License and Supply Agreements

On May 6, 2019, the Company entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. The FDA subsequently approved a BLA for the product on December 28, 2022. On September 20, 2023, the Company announced the U.S. commercial availability of NexoBrid and, subsequently, has commenced commercial sales of the product. NexoBrid is a topically-administered biological product, which contains proteolytic enzymes and is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns.

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

The Company commenced commercial sales of NexoBrid in the U.S. in September 2023. The Company is obligated to pay MediWound up to $125.0 million, which is contingent upon meeting certain sales milestones. The first sales milestone payment of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to it in North America exceed $75.0 million. As of September 30, 2023, the sales milestone payments are not yet probable and therefore, not recorded as a liability. The Company also will pay MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions. Pursuant to the terms of the Company’s supply agreement with MediWound, MediWound is manufacturing and will continue to manufacture NexoBrid for the Company on a unit price basis, which may be increased pursuant to the terms of the supply agreement. MediWound is obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. Under the supply agreement, the Company possesses the option to extend the initial term of the agreement by an additional 24 months, which it did in May 2022. Under the supply agreement, the Company is permitted to establish an alternate source of supply in certain circumstances, including the event of a supply failure.

Additionally, beginning in 2020 BARDA procured quantities of NexoBrid from MediWound for use as a medical countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. The initial, quarterly, procurement of NexoBrid by BARDA under its agreement with MediWound completed during the third quarter of 2022. As a part of BARDA’s commitment to procure NexoBrid, the Company has received a percentage of gross profit for sales directly to BARDA. As of September 30, 2023, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product procured by BARDA.

On May 9, 2023, MediWound announced BARDA’s award of additional funding under the parties’ existing agreement, $3.0 million of which will support the replacement of NexoBrid, previously procured for emergency response preparedness, which has since expired. Pursuant to the terms of the Company’s license agreement with MediWound, the Company will recognize revenue based on a percentage of gross profits, minus a percentage of net sales, on any sales of NexoBrid directly to BARDA, upon delivery, pursuant to this additional award.

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

As of September 30, 2023, the Company has no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vericel Corporation is a fully-integrated, commercial-stage biopharmaceutical company and a leader in advanced therapies for the sports medicine and severe burn care markets. We currently market two U.S. Food and Drug Administration (“FDA”) approved autologous cell therapy products and one FDA-approved specialty biologic product in the U.S. MACI® is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Epicel® is a permanent skin replacement Humanitarian Use Device (“HUD”) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (“TBSA”). We also hold an exclusive license from MediWound Ltd. (“MediWound”) for North American rights to NexoBrid® (anacaulase-bcdb). On December 28, 2022, the FDA approved a Biologics License Application (“BLA”) for NexoBrid, a topically-administered biological product containing proteolytic enzymes, which is now indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. Following NexoBrid’s approval, we began cross-functional commercial launch activities for the product, including education, training and engagement activities and the deployment of additional NexoBrid account managers. On September 20, 2023, the Company announced the U.S. commercial availability of NexoBrid and, subsequently, has commenced commercial sales of the product.

COVID-19

On May 11, 2023, the U.S. Department of Health and Human Services announced the expiration of the federal Public Health Emergency for COVID-19. At this juncture, the pandemic’s effects on our business and results of operations have largely moderated and we have seen a return to more normal operations. Should a resurgence of COVID-19 occur, or new virus variants emerge, it could result in additional disruptions that could impact our business and operations in the future, including U.S. hospital or surgical center staffing shortages, periodic cancellation or delay of elective MACI surgical procedures, intermittent restrictions on the ability of our personnel to travel and access customers for selling, marketing, training, case support and product development feedback, delays in approvals by regulatory bodies, delays in product development efforts, and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products.

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

The War in Israel and Gaza

In May 2019, we entered into exclusive license and supply agreements with MediWound, under which MediWound manufactures and supplies NexoBrid to the U.S. market on a unit price basis. NexoBrid contains an active pharmaceutical ingredient of concentrate of proteolytic enzymes enriched in bromelain. For its part, MediWound has entered into an agreement with Challenge Bioproducts Corporation, Ltd. (“CBC”), through which CBC supplies Bromelain SP, a material derived from pineapple stems, and which is manufactured by CBC at its facility in Taiwan. Once produced, MediWound uses Bromelain SP in the development and manufacture of NexoBrid at its facilities in Yavne, Israel.

We continue to monitor the ongoing conflict in Israel and are in close communication with MediWound leadership. MediWound’s NexoBrid manufacturing operations are continuing and, as of the date of this disclosure, MediWound does not anticipate a disruption to its ongoing supply of commercial NexoBrid to the United States. To the extent the war between Israel and Hamas intensifies or expands to include additional countries or militant groups in the region and MediWound’s facilities in Israel are damaged or destroyed, travel to and from Israel is halted or inhibited, or significant key MediWound operational personnel are called to military service, MediWound’s ability to continue to supply NexoBrid to the U.S. market could be disrupted. For further detail, see the risk factor titled “We rely on MediWound for the manufacture, production, and supply of NexoBrid, and our business, financial condition, and results of operations could be materially adversely affected to the extent the manufacture, production, and supply of NexoBrid is disrupted or delayed” included in the Company’s Annual Report on 10-K for the year ended December 31, 2022, as filed with the SEC on February 23, 2023.

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

MACI is currently implanted into the patient’s cartilage defect through an open surgical procedure. We are currently evaluating the potential for the arthroscopic delivery of MACI to the cartilage defect – a procedure in which a surgeon can evaluate, prepare and treat the cartilage defect under direct arthroscopic visualization using specialized instruments delivered through a number of smaller incisions or portals. The arthroscopic delivery of MACI could increase the ease of MACI’s use for physicians and reduce both the length of the procedure as well as procedure-induced trauma, ultimately resulting in a reduction of a patient’s post-operative pain and accelerating a patient’s recovery. We have designed and are currently developing novel and specialized instruments to be used in and help facilitate such a procedure. We have recently discussed with the FDA a non-clinical regulatory strategy to support the potential inclusion of arthroscopic delivery in MACI’s approved labeling. Specifically, following a Type C meeting with the FDA, we submitted a protocol for a MACI arthroscopic delivery human factors validation study, which we conducted and completed during the third quarter of 2023. We expect the FDA to review a prior approval supplement seeking to add instructions for arthroscopic delivery of MACI to the product’s approved labeling in the near future, and we anticipate the commercial launch of the MACI arthroscopic delivery program during the first half of 2024.

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

NexoBrid

Our portfolio of commercial-stage products now includes NexoBrid (anacaulase-bcdb), a topically-administered biological product containing proteolytic enzymes. The FDA approved NexoBrid on December 28, 2022, and the product is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. Following NexoBrid’s approval we immediately began cross-functional commercial launch activities for the product, including education, training, and engagement activities. We began U.S. commercial sales of NexoBrid in September 2023.

NexoBrid is approved in the European Union (“EU”) and other international markets and has been designated as an orphan biologic in the U.S., EU and other international markets. NexoBrid has the potential to change the standard of care for eschar removal with respect to hospitalized burn patients and treat a significant addressable market in the U.S. With respect to NexoBrid, of the approximately 40,000 people that are hospitalized in the U.S. each year for burn-related injuries, the majority, over 30,000, have thermal burns and will likely require some level of eschar removal. NexoBrid’s FDA approval expands our burn care franchise’s total addressable market, which will permit us to treat a significantly larger segment of hospitalized burn patients than with Epicel alone. The expansion of our target addressable market supports a broader commercial footprint, and we believe that this may help drive both increased NexoBrid use as well as increased Epicel awareness throughout the burn care space. With NexoBrid’s approval, our cross-functional commercial launch activities for the product are underway, including education, training, and engagement activities.

In May 2019, we entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. The manufacturing process for NexoBrid is conducted by MediWound, primarily at manufacturing locations in Israel. Certain raw materials utilized in NexoBrid’s manufacture, including the supply of the active ingredient bromelain are obtained from Taiwan.

Results of Operations

The following is a summary of our condensed consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2023	2022	Change $	Change %	2023	2022	Change $	Change %
Total revenue	$45,581	$38,551	$7,030	18.2%	$132,520	$111,671	$20,849	18.7%
Cost of product sales	14,973	13,318	1,655	12.4%	45,451	40,132	5,319	13.3%
Gross profit	30,608	25,233	5,375	21.3%	87,069	71,539	15,530	21.7%
Research and development	5,676	5,046	630	12.5%	16,141	14,698	1,443	9.8%
Selling, general and administrative	29,989	26,975	3,014	11.2%	90,123	79,984	10,139	12.7%
Total operating expenses	35,665	32,021	3,644	11.4%	106,264	94,682	11,582	12.2%
Loss from operations	(5,057)	(6,788)	1,731	(25.5)%	(19,195)	(23,143)	3,948	(17.1)%
Total other income	1,111	232	879	378.9%	2,734	533	2,201	412.9%
Income tax (benefit) expense	(286)	21	(307)	(1461.9)%	(286)	21	(307)	(1461.9)%
Net loss	$(3,660)	$(6,577)	$2,917	(44.4)%	$(16,175)	$(22,631)	$6,456	(28.5)%

Comparison of the Periods Ended September 30, 2023 and 2022

Total Revenue

Revenue by product is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2023	2022	Change $	Change %	2023	2022	Change $	Change %
MACI	$37,589	$31,009	$6,580	21.2%	$108,114	$85,617	$22,497	26.3%
Epicel	7,394	7,317	77	1.1%	23,808	25,387	(1,579)	(6.2)%
NexoBrid	598	225	373	165.8%	598	667	(69)	(10.3)%
Total revenue	$45,581	$38,551	$7,030	18.2%	$132,520	$111,671	$20,849	18.7%

Total revenue increase for the three months ended September 30, 2023 compared to the same period in 2022, was driven primarily by higher MACI price and the commercial launch of NexoBrid after its commercial availability on September 20, 2023. In the three months ended September 30, 2022, NexoBrid revenue was associated with the delivery of NexoBrid to BARDA for emergency response preparedness.

Total revenue increase for the nine months ended September 30, 2023 compared to the same period in 2022, was driven primarily by MACI volume and price growth. Additionally, for the nine months ended September 30, 2023, NexoBrid revenue is related to the commercial launch of NexoBrid after its commercial availability on September 20, 2023 compared to revenue associated with the delivery of NexoBrid to BARDA for emergency response preparedness during the nine months ended September 30, 2022.

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

Gross Profit

Gross profit increase for the three and nine months ended September 30, 2023, compared to the same periods in 2022, was driven by higher revenue, which more than offset higher employee costs, raw material price increases, NexoBrid related amortization and costs and higher external storage and manufacturing facility costs.

Research and Development Expenses

The following table summarizes research and development expenses, which include materials, professional fees and an allocation of employee-related salary and fringe benefit costs for our research and development projects:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2023	2022	Change $	Change %	2023	2022	Change $	Change %
MACI	$4,020	$3,000	$1,020	34.0%	$10,412	$8,961	$1,451	16.2%
Epicel	890	1,166	(276)	(23.7)%	2,975	3,624	(649)	(17.9)%
NexoBrid	766	880	(114)	(13.0)%	2,754	2,113	641	30.3%
Total research and development expenses	$5,676	$5,046	$630	12.5%	$16,141	$14,698	$1,443	9.8%

Research and development expenses increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022, primarily due to lower reimbursement of expenses from MediWound related to NexoBrid BLA resubmission that occurred in the first half of 2022 and increased MACI arthroscopic development program costs in 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2023 were $30.0 million, compared to $27.0 million for the same period in 2022. The increase in selling, general and administrative expenses was primarily due to higher headcount and employee expenses, additional travel and in-person events across the commercial organization, and lease expense associated with the Burlington Lease.

Selling, general and administrative expenses for the nine months ended September 30, 2023 were $90.1 million, compared to $80.0 million for the same period in 2022. The increase in selling, general and administrative expenses was primarily due to higher headcount and employee expenses, additional travel and in-person events across the commercial organization, and lease expense associated with the Burlington Lease.

Total Other Income

The change in other income for the three and nine months ended September 30, 2023, compared to the same periods in 2022 was due primarily to fluctuations in the rates of return on our investments in various marketable debt securities slightly offset by interest expense related to our Revolving Credit Agreement.

Stock-based Compensation Expense

Non-cash stock-based compensation expense is summarized in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2023	2022	Change $	Change %	2023	2022	Change $	Change %
Cost of product sales	$660	$840	$(180)	(21.4)%	$2,341	$2,992	$(651)	(21.8)%
Research and development	892	1,273	(381)	(29.9)%	2,862	4,143	(1,281)	(30.9)%
Selling, general and administrative	6,372	6,991	(619)	(8.9)%	20,213	22,308	(2,095)	(9.4)%
Total non-cash stock-based compensation expense	$7,924	$9,104	$(1,180)	(13.0)%	$25,416	$29,443	$(4,027)	(13.7)%

The decrease in stock-based compensation expense for the three and nine months ended September 30, 2023, compared to the same periods in 2022, was due primarily to fluctuations in stock prices and the mix of service-based options and restricted stock units, which impacts the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$25,225	$10,712
Net cash provided by (used in) investing activities	4,958	(14,477)
Net cash provided by financing activities	2,311	440
Net increase (decrease) in cash, cash equivalents, and restricted cash	$32,494	$(3,325)

Net Cash Provided by Operating Activities

Our cash, cash equivalents and restricted cash totaled $83.6 million, short-term investments totaled $44.9 million and long-term investments totaled $20.2 million as of September 30, 2023. The $25.2 million of cash provided by operations during the nine months ended September 30, 2023 was primarily the result of non-cash charges of $25.4 million related to stock-based compensation expense, $4.3 million of operating lease amortization and $3.5 million in depreciation and amortization expense, offset by a net loss of $16.2 million and a net increase of $8.8 million related to movements in our working capital accounts. The overall increase in cash from our working capital accounts was primarily driven by a decrease in accounts receivable due to cash collections and receipts of tenant improvement allowances, offset by a decrease in accrued expenses due to timing of payments.

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

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2023 was the result of $60.9 million of investment sales and maturities, offset by $36.3 million in investment purchases, a $7.5 million regulatory milestone payment to MediWound resulting from the FDA’s approval of the NexoBrid BLA, and $12.2 million of property and equipment purchases primarily for construction in process related to the Burlington Lease.

Net cash used in investing activities during the nine months ended September 30, 2022 was the result of $44.0 million in investments purchases and $6.5 million of property and equipment purchases primarily for manufacturing upgrades and leasehold improvements, offset by $35.9 million of investment sales and maturities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 was the result of net proceeds from the exercise of stock options and purchases under the employee stock purchase plan of $4.6 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $2.3 million.

Net cash provided by financing activities during the nine months ended September 30, 2022 was the result of net proceeds from the exercise of stock options and purchases under the employee stock purchase plan of $3.0 million, offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $1.5 million and payments of debt issuance costs of $1.1 million.

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

As of September 30, 2023, we were not party to any off-balance sheet arrangements.

Sources of Capital

On August 27, 2021, we entered into a Sales Agreement with Leerink Partners (f/k/a SVB Leerink LLC), as sales agent, pursuant to which we may offer and sell up to $200.0 million of shares of our common stock, no par value per share (“ATM Shares”). The ATM Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to an automatically effective shelf registration statement on Form S-3ASR (File No. 333-259119) filed by us on August 27, 2021, which expires three years from the filing date. We also filed a prospectus supplement relating to the offering and sale of the ATM Shares on August 27, 2021. We are not obligated to make any sales of ATM Shares, and Leerink Partners is not required to sell any specific number or dollar amount of the ATM Shares under the Sales Agreement. As of September 30, 2023, we have sold no shares pursuant to the Sales Agreement.

On July 29, 2022, we entered into a $150.0 million five-year senior secured revolving credit agreement by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (the “Revolving Credit Agreement”). We have no immediate plans to borrow under the Revolving Credit Agreement, but we may use the facility for working capital needs and other general corporate purposes. As of September 30, 2023, there are no outstanding borrowings under the Revolving Credit Agreement, and we are in compliance with all applicable covenant requirements. See Note 8, “Revolving Credit Agreement” in the accompanying condensed consolidated financial statements for further details.

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

In April 2023, in connection with the Burlington Lease, we entered into a construction escrow agreement (the “Construction Escrow Agreement”) with the facility’s landlord and an escrow agent. Pursuant to the terms of the Construction Escrow Agreement, in April 2023 we began funding into an escrow account maintained by the escrow agent a portion of our share of tenant improvement construction costs at the facility, which will be designated as restricted cash. At the same time, the facility’s landlord began funding a portion of its tenant improvement allowance through a separate escrow account. To date, we have transferred into our escrow account 50% of our required cost amount, or approximately $28.3 million. We anticipate funding the remaining 50% of our required cost amount in early 2024. Additionally, and in order to support the expansion of our autologous cell manufacturing operations at the new facility in Burlington, we plan to invest in the acquisition and installation of certain specialized manufacturing and laboratory equipment.

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

There have been no material changes to our critical accounting policies and estimates in the nine months ended September 30, 2023. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2022.

Cautionary Note Regarding Forward-Looking Statements

This report, including the documents incorporated by reference herein, contains certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “projects,” “trends,” “opportunity,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “target,” “achieve,” “continuing,” “ongoing,” and similar words or phrases, or future or conditional verbs such as “would,” “should,” “could,” “may,” or similar expressions. Among the factors that could cause actual results to differ materially from those set forth in the forward-looking statements include, but are not limited to, uncertainties associated with our expectations regarding future revenue, growth in revenue, market penetration for MACI®, Epicel®, and NexoBrid®, growth in profit, gross margins and operating margins, the ability to continue to scale our manufacturing operations to meet the demand for our cell therapy products, including the timely completion of a new headquarters and manufacturing facility in Burlington, Massachusetts, the ability to achieve or sustain profitability, contributions to adjusted EBITDA, the expected target surgeon audience, potential fluctuations in sales and volumes and our results of operations over the course of the year, timing and conduct of clinical trial and product development activities, timing and likelihood of the FDA’s potential approval of the arthroscopic delivery of MACI to the knee or the use of MACI to treat cartilage defects in the ankle, the estimate of the commercial growth potential of our products and product candidates, competitive developments, changes in third-party coverage and reimbursement, physician and burn center adoption of NexoBrid, supply chain disruptions or other events affecting MediWound Ltd.’s ability to manufacture and supply NexoBrid to meet customer demand, including but not limited to the ongoing Israel-Hamas war, negative impacts on the global economy and capital markets resulting from the conflict in Ukraine and the Israel-Hamas war, adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, global geopolitical tensions or record inflation and potential future impacts on our business or the economy generally stemming from a resurgence of COVID-19 or another similar public health emergency. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties, which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in our Annual Report under “Part I, Item 1A Risk Factors” and the risk listed in this Quarterly Report under “Part I, Item 1A Risk Factors.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of September 30, 2023, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

We regularly maintain cash balances with leading financial institutions in excess of the U.S. Department of Treasury, Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing wars between Russia and Ukraine and between Israel and Hamas, and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the war in Ukraine, the Israel-Hamas war, geopolitical tensions, or record inflation.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions due in part to the conflict in Ukraine and the Israel-Hamas war. Although the length and impact of the ongoing military conflict in Ukraine and the Israel-Hamas war is highly unpredictable, the geopolitical uncertainty caused in part by the conflicts has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has contributed to record inflation globally. We are continuing to monitor inflation, the situations in Ukraine and Israel and global capital markets and assessing the potential impact on our business.

Although, to date, our business has not been materially impacted by the ongoing military conflict between Russia and Ukraine or the Israel-Hamas war, geopolitical tensions, or record inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the war in Ukraine and the Israel-Hamas war, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict but could be substantial.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

•On August 11, 2023, Robert Zerbe, Chairman of the Vericel Corporation Board of Directors, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 17,000 shares of our common stock between November 15, 2023, and August 30, 2024;

•On August 17, 2023, Jonathan Hopper, Vericel Corporation’s Chief Medical Officer, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 15,000 shares of our common stock between November 20, 2023 and October 31, 2024;

•On August 31, 2023, Michael Halpin, Vericel Corporation’s Chief Operating Officer, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 32,834 shares of our common stock between November 30, 2023 and August 30, 2024;

•On September 1, 2023, Dominick Colangelo, Vericel Corporation’s President and Chief Executive Officer, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 431,849 shares of our common stock between December 6, 2023 and December 31, 2024; and

•On September 14, 2023, Jonathan Siegal, Vericel Corporation’s Principal Accounting Officer, entered into a 10b5-1 Plan providing for the potential sale of up to 23,800 shares of our common stock between December 13, 2023 and May 17, 2024.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2023 by our directors and section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Statement of Company Policy on Insider Trading and Disclosure and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of the Company.	8-K	000-22025	4.1	December 17, 2009
3.2	Certificate of Amendment to Restated Articles of Incorporation of the Company dated February 9, 2010.	S-1	333-160044	3.2	March 31, 2010
3.3	Certificate of Amendment to Restated Articles of Incorporation of the Company dated March 22, 2011.	8-K	000-22025	3.1	March 25, 2011
3.4	Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 21, 2014.	8-K	001-35280	3.1	November 24, 2014
3.5	Amended and restated bylaws.	8-K	000-22025	3.1	November 12, 2010
4.1	Description of Capital Stock.	10-K	001-35280	4.5	February 25, 2020
10.1*	Form of New Hire Incentive Stock Option Agreement under the 2022 Omnibus Incentive Plan amended July 25, 2023.
10.2*	Form of Current Employee Incentive Stock Option Agreement under the 2022 Omnibus Incentive Plan amended July 25, 2023.
10.3*	Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the 2022 Omnibus Incentive Plan amended July 25, 2023.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

# Management contract or compensatory plan or arrangement covering executive officers or directors of Vericel.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2023

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOSEPH A. MARA
Joseph A. Mara
Chief Financial Officer
(Principal Financial Officer)