Form 10-K
period 2023-12-31
Vericel Corp
filed 2024-02-29
CIK 887359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2023
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

The aggregate market value of the registrant’s Common Stock, no par value per share (“Common Stock”), held by non-affiliates of the registrant (based on the closing sales price of the Common Stock as reported on the NASDAQ Capital Market) on June 30, 2023 was approximately $1,774,578,732. This computation excludes shares of Common Stock held by each executive officer and director who may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2024, 48,290,164 shares of Common Stock, no par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference
Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended December 31, 2023, scheduled for May 1, 2024	Items 10, 11, 12, 13 and 14 of Part III

VERICEL CORPORATION
ANNUAL REPORT ON FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the documents incorporated by reference herein, contains certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “projects,” “trends,” “opportunity,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “target,” “achieve,” “continuing,” “ongoing,” and similar words or phrases, or future or conditional verbs such as “would,” “should,” “could,” “may,” or similar expressions. Among the factors that could cause actual results to differ materially from those set forth in the forward-looking statements include, but are not limited to, uncertainties associated with our expectations regarding future revenue, growth in revenue, market penetration for MACI®, Epicel®, and NexoBrid®, growth in profit, gross margins and operating margins, the ability to continue to scale our manufacturing operations to meet the demand for our cell therapy products, including the timely completion of a new headquarters and manufacturing facility in Burlington, Massachusetts, the ability to achieve or sustain profitability, contributions to adjusted EBITDA, the expected target surgeon audience, potential fluctuations in sales and volumes and our results of operations over the course of the year, timing and conduct of clinical trial and product development activities, timing and likelihood of the FDA’s potential approval of the arthroscopic delivery of MACI to the knee or the use of MACI to treat cartilage defects in the ankle, the estimate of the commercial growth potential of our products and product candidates, competitive developments, changes in third-party coverage and reimbursement, physician and burn center adoption of NexoBrid, supply chain disruptions or other events or factors affecting MediWound’s ability to manufacture and supply sufficient quantities of NexoBrid to meet customer demand, including but not limited to the ongoing Israel-Hamas war, negative impacts on the global economy and capital markets resulting from the conflict in Ukraine and the Israel-Hamas war, adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, global geopolitical tensions or record inflation and potential future impacts on our business or the economy generally stemming from a resurgence of COVID-19 or another similar public health emergency. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties, which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in our Annual Report on Form 10-K under “Part I, Item 1A Risk Factors.”

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

PART I

Item 1. Business

General Information

Vericel Corporation is a fully-integrated, commercial-stage biopharmaceutical company and a leading provider of advanced therapies for the sports medicine and severe burn care markets. Whether we are treating damaged cartilage or severe burns, we provide advanced therapies to repair serious injuries and restore lives. Our highly differentiated portfolio of cell therapy and specialty biologic products combines innovations in biology with medical technologies. We were among the first companies to achieve commercial success in the complex field of cell therapies with treatments that use tissue engineering to regenerate skin and healthy knee cartilage. We currently market two U.S. Food and Drug Administration (“FDA”) approved autologous cell therapy products and one FDA-approved specialty biologic product in the U.S. MACI® is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Epicel® is a permanent skin replacement Humanitarian Use Device (“HUD”) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (“TBSA”). We also hold an exclusive license from MediWound Ltd. (“MediWound”) for North American rights to NexoBrid® (anacaulase-bcdb), a topically-administered biological orphan product containing proteolytic enzymes, which is indicated for the removal of eschar in adults with deep partial thickness and/or full thickness thermal burns. Following FDA approval, we began commercial sales of NexoBrid in the U.S. during the third quarter of 2023.

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
•Increase NexoBrid revenue by continuing the successful commercial launch of the product in the U.S. and expanding the number of burn centers, hospitals and physicians consistently using NexoBrid for the removal of eschar; and
•Generate positive operating income and cash flow.

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

For a discussion of additional risks associated with the COVID-19 pandemic and potential other future health emergencies, please see Part I, Item 1A. “Risk Factors”.

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

The War in Israel and Gaza

In May 2019, we entered into exclusive license and supply agreements with MediWound, under which MediWound manufactures and supplies NexoBrid to the U.S. market on a unit price basis. MediWound develops and manufactures NexoBrid in part, at its facilities in Yavne, Israel.

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

For a discussion of additional risks associated with the ongoing conflict in Israel, please see Part I, Item 1A. “Risk Factors”.

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

Product Portfolio

Our current marketed products include two FDA-approved autologous cell therapies and one FDA-approved specialty biologic product. MACI is a third-generation autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults; and Epicel is a permanent skin replacement for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent TBSA. Both autologous cell therapy products are currently manufactured and marketed in the U.S. NexoBrid is a topically-administered biological orphan product containing proteolytic enzymes that is indicated for eschar removal in adults with deep partial-thickness and/or full-thickness burns. We hold exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America.

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

Market Opportunity for MACI

Our target audiences are orthopedic surgeons who self-identify and/or have formal specialty training in sports medicine, and a subpopulation of general orthopedic surgeons who perform a high volume of cartilage repair procedures involving the knee. As of the date of this report, our MACI commercial team consists of Joint Restoration Territory Managers that regularly engage with our target audience. The team is divided into geographic regions, each managed by a Regional Manager and led by a Vice President of National MACI Sales. Most private payers have a medical policy that covers treatment with MACI, with the top 30 largest commercial payers having a formal medical policy for MACI or ACI in general. With respect to private commercial payers that have not yet approved a medical policy for MACI, we often obtain approval on a case-by-case basis.

We estimate that approximately 750,000 patients undergo cartilage repair procedures of the knee annually in the U.S. Of these, approximately 315,000 patients are consistent with the current MACI label. Based on defect characteristics, doctors that have implanted MACI consider approximately 125,000 of these patients clinically appropriate for MACI. Approximately 60,000 of these eligible patients have larger lesions and are likely to secure insurance authorization for MACI.

As a result of the uncertainty and other impacts of the COVID-19 pandemic and the resulting shifts of timing in some revenue, our historically observable seasonality of MACI revenues has been partially impacted. At this juncture the pandemic’s effects on our business and results of operations have largely moderated, although there continues to be a level of uncertainty whether MACI seasonality will fully return to pre-pandemic patterns. In the last five years through 2023, MACI sales volumes from the first through the fourth quarter on average represented 20% (18%-22% range), 22% (16%-24% range), 23%

(21%-26% range) and 35% (33%-38% range) respectively, of total annual volumes. Historically, MACI orders are normally stronger in the fourth quarter due to several factors including the satisfaction by patients of insurance deductible limits and the time of year patients prefer to start rehabilitation.

Seasonal sales patterns and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows. We expect to continue to experience this seasonality effect in subsequent years.

As discussed more fully above, MACI is currently implanted into the patient’s cartilage defect through an open surgical procedure. We are currently focused on the arthroscopic delivery of MACI to the cartilage defect – a procedure in which a surgeon can evaluate, prepare and treat the cartilage defect under direct arthroscopic visualization using specialized instruments delivered through a number of smaller incisions or portals. The arthroscopic delivery of MACI could increase the ease of MACI’s use for physicians and reduce both the length of the procedure as well as procedure-induced trauma, ultimately resulting in a reduction of a patient’s post-operative pain and accelerating a patient’s recovery. We have designed and are currently developing novel and specialized instruments to be used in and help facilitate such a procedure. We discussed with the FDA a non-clinical regulatory strategy to support the potential inclusion of arthroscopic delivery in MACI’s approved labeling. Specifically, following a Type C meeting with the FDA, we submitted a protocol for a MACI arthroscopic delivery human factors validation study, which we conducted and completed during the third quarter of 2023. The FDA is currently reviewing the data generated during the human factors validation study in the form of a prior approval supplement, which seeks to add instructions for arthroscopic delivery of MACI to the product’s approved labeling. We anticipate the commercial launch of the MACI arthroscopic delivery program during the third quarter of 2024.

We also are evaluating the feasibility and potential market opportunity involved in delivering MACI treatment to patients suffering from cartilage damage in the ankle. We believe that this potential lifecycle enhancement and indication expansion for MACI will require conducting an additional randomized clinical trial concerning the product’s use in the ankle and we are on track to initiate a MACI Ankle clinical trial beginning in 2025 and, if approved, we believe MACI’s expansion into the ankle will be a significant longer-term growth driver for the product, beginning in the latter half of the decade.

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

Epicel is a cell-based product that is regulated by the Center for Biologics Evaluation and Research (“CBER”) of the FDA under medical device authorities. Epicel was designated as a HUD in 1998 and a Humanitarian Device Exemption (“HDE”) application for the product was submitted in 1999. HUDs are devices that are intended for diseases or conditions that affect fewer than 8,000 individuals annually in the U.S., and certain HUDs are restricted by the amount which a manufacturer may charge for its use. Epicel is not price-restricted in this manner because on February 18, 2016, the FDA approved our HDE supplement to revise the labeled indications of use for Epicel to specifically include pediatric patients, thus allowing Epicel to be sold for profit. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with large burns treated with Epicel relative to standard care.

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

Due to the low incidence and sporadic nature of severe burns, Epicel revenue has inherent variability from quarter to quarter and does not exhibit significant seasonality. Over the past five years, a single quarter has ranged from as high as 37% to as low as 17% of annual volumes. Seasonal sales patterns and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows.

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

Market Opportunity for NexoBrid

NexoBrid is approved in the European Union (“EU”) and other international markets and has been designated as an orphan biologic in the U.S., EU and other international markets. NexoBrid has the potential to change the standard of care for eschar removal with respect to hospitalized burn patients and treat a significant addressable market in the U.S. With respect to NexoBrid, of the approximately 40,000 people that are hospitalized in the U.S. each year for burn-related injuries, the majority, over 30,000, have thermal burns and will likely require some level of eschar removal. NexoBrid’s FDA approval expands our burn care franchise’s total addressable market, which will permit us to treat a significantly larger segment of hospitalized burn patients than with Epicel. The expansion of our target addressable market supports a broader commercial footprint, and we believe that this may help drive both increased NexoBrid use as well as increased Epicel awareness throughout the burn care space. The commercial launch of NexoBrid is well underway.

The manufacturing process for NexoBrid is conducted by MediWound, primarily at manufacturing locations in Israel. Certain raw materials utilized in NexoBrid’s manufacture, including the supply of the active ingredient bromelain, are obtained from Taiwan.

Pursuant to the terms of our existing license agreement, following the FDA approval of NexoBrid, MediWound transferred the BLA to Vericel effective February 20, 2023. MediWound and Vericel, under the supervision of a Central Steering Committee comprised of members of both companies will continue to guide development of NexoBrid in North America, to include the submission of a supplemental BLA to the FDA seeking to expand the NexoBrid indication to include pediatric patients, which the FDA has accepted for filing and consideration.

Additionally, under our license agreement with MediWound, NexoBrid has been manufactured for the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) under an emergency use authorization since 2020. BARDA has procured quantities of NexoBrid from MediWound, for use as a medical countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. The initial, quarterly, procurement of NexoBrid by BARDA under its agreement with MediWound completed during the third quarter of 2022. We recognized revenue based on a percentage of gross profits for sales of NexoBrid to BARDA upon delivery, at which time BARDA was in control of the product. As of February 29, 2024, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product procured by BARDA.

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

As part of the acquisition of the Cell Therapy and Regenerative Medicine (“CTRM”) business from Sanofi, we acquired a multinational intellectual property estate, which includes patents and patent applications directed to chondrocyte implants and technologies related to the determination of the presence of chondrocytes in the cell cultures used to produce the chondrocyte implants. Although we do not own any patents or patent applications relating to Epicel, many of the processes and techniques are trade secrets, and would be difficult to replicate without significant investment and time. We own issued patents directed to methods of determining the presence of chondrocytes in cell cultures used to produce both MACI and Carticel, which are scheduled to expire October 2029 in the U.S. and in April 2028 abroad. We own one issued patent directed to compositions and methods for repairing cartilage defects, scheduled to expire in the U.S. in February 2039. We have one issued patent in the U.S. directed to a device related to MACI that is set to expire in November 2033, and one issued patent in the EU set to expire in November 2034. We own one issued patent directed to methods and devices for repairing cartilage defects via arthroscopic MACI, scheduled to expire in the U.S. in March 2043.

As a biologic, MACI is entitled to twelve years of data exclusivity until December 13, 2028, calculated from its date of approval. When these patents and data exclusivity expire, our opportunity to establish or maintain product revenue could be substantially reduced.

Since 2019, we have held exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. We will need to continue to comply with the terms of such agreements in order to maintain our rights to such patents as we further commercialize NexoBrid in 2024.

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

See “Government Regulation - Product Approval” and “Risk Factors - Risks Related to Intellectual Property,” below, for additional information.

We also own a broadly filed trademark portfolio with registrations for MACI and Epicel, and additional registrations and applications for various marks related to those two products. MediWound has additionally registered trademarks with respect to NexoBrid, which we have licensed as part of our License Agreement with MediWound.

Sales and Marketing

MACI, Epicel and NexoBrid are specialty products with focused physician and institutional call points. We have two sales teams, one dedicated to MACI and a Burn Care team focused on both Epicel and NexoBrid. The MACI sales organization is comprised of individual Joint Restoration Territory Managers, which engage with our target audience. The team is divided into geographic regions, each managed by a Regional Manager and led by a Vice President of National MACI Sales. The current target audience is a concentrated (approximately 5,000) set of sports medicine and general orthopedic surgeons and their staffs, although if the potential expansion of the MACI label to include the arthroscopic delivery of MACI is successful, we expect that audience could expand to approximately 7,000 sports medicine and general orthopedic surgeons and their staffs.

Most private payers have a medical policy that covers treatment with MACI with the top 30 largest commercial payers having a formal medical policy for MACI or ACI in general. Even for private payers that have not yet approved a medical policy for MACI, for medically appropriate cases, we often obtain approval on a case-by-case basis.

We contract with two specialty pharmacies, Orsini Pharmaceutical Services, Inc. (“Orsini”) and AllCare Plus Pharmacy, Inc. (“AllCare”) to distribute MACI in a manner in which we retain the credit and collection risk from the end customer. We pay each specialty pharmacy a fee in each instance when it dispenses MACI for use in treating a patient. Both Orsini and AllCare perform collection activities to collect payment from customers. In addition, we sell MACI directly to hospitals pursuant to an agreed upon purchase order and to a distributor, DMS Pharmaceutical Group, Inc. (“DMS”) at a contracted rate for the treatment of patients at military facilities throughout the U.S. We engage a third party contractor to provide services in connection with a patient support program to manage patient cases and to ensure that complete and accurate billing information is provided to insurers and hospitals.

Following the approval and commercial launch of NexoBrid, we have expanded the burn care commercial team to include both account management and clinical specialist professionals. The burn care franchise is divided into three geographic regions, each led by a Regional Manager, and reporting to a Vice President of National Burn Care Sales. There are approximately 140 burn centers in the U.S., and a subset of these institutions regularly treat patients suffering from large TBSA burns. We sell Epicel directly to hospitals and burn centers based on contracted rates stated in an approved contract or an applicable purchase order with the hospital. We sell NexoBrid to specialty distributors. These customers subsequently resell NexoBrid to hospitals and burn centers.

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

Some human cell or tissue products that are intended for implantation, transplantation, infusion, or transfer into a human recipient are regulated solely as human cell, tissue, and cellular and tissue-based products (“HCT/Ps”) and do not require the FDA’s premarket review. If these cell or tissue products do not meet the FDA’s requirements for regulation solely as an HCT/P, they require FDA premarket review and marketing authorization. The types of marketing authorizations required for non HCT/P cell therapy products have evolved since cell therapy products were initially introduced. Epicel was approved by FDA’s Center for Devices and Radiological Health (“CDRH”), as an HDE medical device in 2007, but now is regulated by CBER under the same medical device regulations. MACI, approved in 2016, is regulated by CBER as a combination cell therapy/device product and required an approved BLA to be marketed in the U.S. NexoBrid is regulated by FDA’s Center for Drug Evaluation and Research (“CDER”) as a botanical protein biologic and the BLA associated with it was approved by the FDA on December 28, 2022, paving the way for marketing and commercialization. Commercial production of these products needs to occur in FDA-registered facilities in compliance with cGMP requirements for biologics.

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

The FFDCA, PHSA, and other federal and state statutes and regulations govern the research, testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, use, adverse event reporting, and advertising and promotion of our products. Noncompliance with applicable requirements can result in inspectional observations, FDA warning letters, civil penalties, recalls, injunctions or seizures of products, refusal of the government to approve our product approval applications or to allow us to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

Product Approval

In order to obtain an FDA license for, or approval of, a new biological product, sponsors must submit proof of safety, purity and potency, or effectiveness. In most cases, such proof entails extensive nonclinical (also known as preclinical), studies in animal models and well-controlled clinical trials in human subjects. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive, can take several years to complete, and can have uncertain outcomes. The FDA regulatory review and approval process is complex and can result in requests for additional data, resulting in increased development costs, and time to market delays, or could preclude us altogether from bringing to market new products. The FDA may also require post-marketing studies and risk evaluation and mitigation strategies (“REMS”) as conditions of approval. These requirements, if imposed, add to the cost of regulatory compliance and the cost of selling, due to complex distribution and restricted commercial operations. Product approvals may be withdrawn if compliance with applicable regulations is not maintained or if safety issues are identified during routine safety monitoring following commercialization.

Adequate and well-controlled clinical studies are required by the FDA for approval of a BLA. To conduct a clinical trial in the U.S., the study sponsor is required to submit an Investigational New Drug (“IND”) application, including the study protocols, prior to commencing human clinical trials. The submission must be supported by data, typically including the results of nonclinical, manufacturing and laboratory testing. The conduct of the nonclinical tests must comply with Good Laboratory Practices, as well as applicable cGMP requirements. Long-term nonclinical testing, such as animal reproductive toxicity and carcinogenicity studies, is conducted if warranted and its results are submitted in connection with the IND to support clinical investigations conducted to support a future BLA. Following the initial submission of the IND, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If questions or objections are not raised within that period, the clinical trial of the investigational product may commence according to the protocol submitted to the FDA and following Institutional Review Board (“IRB”) approvals for each of the clinical sites where the study will be conducted. Protocol amendments need to be submitted and approved by the IRB and/or FDA prior to implementation. Clinical studies can also be conducted outside of the U.S. with or without a U.S. IND. However, a clinical trial application (“CTA”) or IND is required to be submitted to the local competent regulatory authority to begin conducting human clinical trials. The CTA has similar data requirements to those of an IND including the need for IRB and/or Ethics Committee approvals for investigational protocols. We discussed with the FDA a non-clinical regulatory strategy to support the potential inclusion of arthroscopic delivery in MACI’s approved labeling. Specifically, following a Type C meeting with the FDA, we submitted a protocol for a MACI arthroscopic delivery human factors validation study, which we conducted and completed during the third quarter of 2023. The FDA subsequently accepted for filing a prior approval supplement seeking to add instructions for arthroscopic delivery of MACI to the product’s approved labeling. The FDA is currently reviewing that submission, and we anticipate the potential commercial launch of the MACI arthroscopic delivery program during the third quarter of 2024.

MACI and NexoBrid are regulated by the FDA as biologics. For products that are regulated as biologics, the FDA requires: (i) nonclinical animal testing to establish a safety profile and/or a starting dose for initiation of clinical trials in humans; (ii) submission to the FDA of an IND application, which must become effective prior to the initiation of human clinical trials; (iii) adequate and well-controlled clinical trials to demonstrate the safety, purity and potency, or effectiveness, of the product for its intended use; (iv) submission to the FDA of a BLA; and (v) review and approval of the BLA, including pre-license inspections conducted by FDA of the facilities that manufacture the biological product or components of the biological product.

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

•Phase 3—Phase 3 trials are undertaken to provide evidence of clinical efficacy and to further evaluate dosage, potency, and safety in an expanded patient population at multiple clinical trial sites. Phase 3 studies are performed after preliminary evidence suggesting effectiveness of the product has been obtained and they are intended to establish the overall benefit-risk relationship of the investigational product, and provide an adequate basis for product approval and labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials may be required by the FDA as a condition of approval to generate additional information and data from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA has express statutory authority to require post-market clinical trials to address safety issues. All of these trials must be conducted in accordance with good clinical practice (“GCP”) requirements in order protect the health and safety of human subjects and for the data to be considered reliable for regulatory purposes.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the IND. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events; any findings from other studies, testing in laboratory animals or in vitro testing that suggests a significant risk for human subjects; or any clinically important increase in the rate of a serious suspected adverse reactions over that listed in the protocol or investigator’s brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

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

An unapproved drug being studied in clinical trials may be made available to individual patients who are not enrolled in the trial in certain circumstances. Pursuant to the 21st Century Cures Act, or Cures Act, which was signed into law in December 2016, the manufacturer of an unapproved, investigational drug for a serious disease or condition is required to make public and readily available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies upon initiation of a Phase 2 or Phase 3 trial of the investigational drug.

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

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA review and approval of the BLA is required before the marketing of the product may begin in the U.S. The BLA must include the results of all nonclinical, clinical, and other testing, as well as a compilation of data relating to the quality and manufacture of the product, including, chemistry, manufacturing, and controls (“CMC”) information demonstrating the safety, purity and potency, or efficacy, of the product. The cost of preparing and submitting a BLA is substantial. Under federal law, the submission of most BLAs is subject to an application user fee, as well as an annual prescription drug product program user fee, which may total several million dollars; these fees generally are increased annually.

The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. Once the application is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in its review of BLAs, including to review 90 percent of standard BLAs within 10 months from the date the application is accepted for filing. Although the FDA often meets its user fee performance goals, the FDA can extend these timelines as warranted. The FDA usually refers applications for novel biologics, or biologics which present difficult questions of safety or efficacy, to an advisory committee (typically a panel that includes clinicians and other experts) for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of the advisory committee, but it generally follows such recommendations. Before approving a BLA, the FDA will typically inspect one, or more, clinical sites to assure compliance with GCPs. Additionally, the FDA typically will inspect the facility or facilities at which the biologic is manufactured as part of a pre-license inspection. The FDA will not approve the product unless it verifies that compliance with cGMP requirements is satisfactory and that the BLA contains data that provides substantial evidence that the biologic is safe, pure, and potent, or effective, for its intended use.

For certain products, the FDA also will not approve the product if the manufacturer is not in compliance with Good Tissue Practice (“GTP”) requirements. GTP requirements are set forth in the FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. To assure compliance with cGMP, GTP and GCP requirements, an applicant must expend significant time, money, and effort in the areas of training, record keeping, production, and quality control.

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

An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. The approval of a biologic may be significantly more limited than requested in the application, including limitations on the specific diseases and dosages or the indications for use, which could restrict the commercial value of the product. The FDA may also require that certain contraindications, warnings, or precautions be included in the product labeling. In addition, as a condition of BLA approval, the FDA may require a REMS to help ensure that the benefits of the biologic outweigh potential risks. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, distribution controls, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS (or use of a companion diagnostic with a biologic) can materially affect the potential market and profitability of the biologic. Moreover, product approval may require, as a condition of approval, substantial post-approval testing and surveillance to monitor the biologic’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory requirements and standards is not maintained, or problems are identified following initial marketing.

Facilities manufacturing biological products for commercial distribution must be registered with the FDA. In addition to describing the preclinical studies and clinical trials of the biologic product, the BLA includes a description of the facilities, equipment and personnel involved in the manufacturing process. A biologics license, which is the product’s approval, is granted on the basis of inspections of the facilities where the product is manufactured. The primary focus of such inspections is compliance with cGMPs and the facility’s ability to consistently manufacture the product in the facility in accordance with the BLA. If the FDA finds the results of the inspection to be unsatisfactory, it may decline to approve the BLA, resulting in a delay in production and commercialization of products.

Regulation of Combination Products in the U.S.

Certain products may be comprised of components that would normally be regulated under different types of regulatory requirements and frequently by different centers at the FDA. These products are known as combination products. Specifically, under regulations issued by the FDA, a combination product may be:

•A product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity;

•Two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, device and biological products, or biological and drug products;

•A drug or device or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved, individually specified drug, or device, or biological product where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed (e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose); or

•Any investigational drug, device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

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

Accelerated Approval for Regenerative Advanced Therapies

As part of the Cures Act, Congress amended the FFDCA to create an accelerated approval pathway for regenerative advanced therapies, which include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Regenerative advanced therapies do not include those HCT/Ps regulated solely under section 361 of the PHSA and 21 CFR Part 1271. The new program is intended to facilitate efficient development and expedite review of regenerative advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A sponsor may request that the FDA designate a drug as a regenerative advanced therapy concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A new drug application or BLA for a regenerative advanced therapy may be eligible for priority review or accelerated approval through surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Therapies with a Regenerative Medicine Advanced Therapy (“RMAT”) designation will be eligible for accelerated approval through reliance on:

(i) Surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit; or

(ii) Data obtained from a meaningful number of sites, including through expansion to additional sites, as appropriate.

Another benefit of RMAT designation is that it creates the option to meet post-approval requirements without having to conduct the standard, controlled clinical trial. Instead, post-approval requirements can be met through:

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

Humanitarian Device Exemption

Unless an exemption applies, each medical device commercially distributed in the U.S. requires either a substantial equivalence determination under a premarket notification submission pursuant to Section 510(k) of the FFDCA, or approval of a premarket approval application (“PMA”) application. The FDA provides an incentive for the development of certain devices intended to benefit patients by treating or diagnosing a disease or condition that affects or is manifested in not more than 8,000 individuals in the U.S. per year. These devices receive a HUD designation and may be eligible for marketing approval under an HDE application. An HDE application is a premarket approval application that seeks an exemption from the effectiveness requirement that would otherwise apply to the application. FDA approval of an HDE application authorizes the applicant to market the device.

To obtain marketing approval for a HUD, an HDE application is submitted to the FDA. An HDE application is similar in both form and content to a PMA application in that the applicant must demonstrate a reasonable assurance of safety, but in an HDE application, the applicant seeks an exemption from the PMA requirement to demonstrate reasonable assurance of effectiveness. An HDE application is not required to contain the results of scientifically valid clinical investigations demonstrating that the device is effective for its intended purpose. The application, however, must contain sufficient information for the FDA to determine that the device does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use, taking into account the probable risks and benefits of currently available devices or alternative forms of treatment. Additionally, the applicant must demonstrate that no comparable devices are available to treat or diagnose the disease or condition, and that they could not otherwise bring the device to market.

Except in certain circumstances, HUDs approved under an HDE cannot be sold for profit, i.e. for an amount that exceeds the costs of research and development, fabrication, and distribution of the device. Under the current HDE provision, as amended by the Food and Drug Administration Safety and Innovation Act (the “FDASIA”), a device is eligible to be sold for profit after receiving HDE approval if the device is intended for the treatment or diagnosis of a disease or condition that occurs in pediatric patients or in a pediatric subpopulation, and such device is labeled for use in pediatric patients or in a pediatric subpopulation in which the disease or condition occurs; or is intended for the treatment or diagnosis of a disease or condition that does not occur in pediatric patients or that occurs in pediatric patients in such numbers that the development of the device for such patients is impossible, highly impracticable, or unsafe. If the FDA determines that a HUD meets the eligibility criteria, the HUD is permitted to be sold for profit after receiving HDE approval so long as the number of devices distributed in any calendar year does not exceed the FDA-determined Annual Distribution Number (“ADN”) for the device. The holder of the HDE must immediately notify the FDA if the number of devices distributed during a calendar year exceeds the ADN. The ADN is determined by the FDA (i) when the agency approves the original HDE application, or (ii) when the agency approves an HDE supplement for an HDE approved before the enactment of FDASIA if the HDE holder seeks a determination based upon the profit-making eligibility criteria, and the FDA determines that the HUD meets the eligibility criteria.

FDA Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products and devices continues after approval, particularly with respect to cGMPs. We will rely, and expect to continue to rely, on third parties to manufacture or supply certain components, equipment, disposable devices, testing and other materials used in our manufacturing process for any products that we commercialize or may commercialize. With respect to NexoBrid, we will rely on MediWound to source supplies for the manufacture and to manufacture the product to support our commercialization efforts in the U.S. Manufacturers of our products are required to comply with applicable cGMP requirements, including quality control, quality assurance and maintenance of records and documentation. We cannot be certain that we, MediWound, or our present or future suppliers will be able to comply with the cGMP requirements and other FDA regulatory requirements. Other post-approval requirements applicable to biological products include the reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, monitoring and reporting of adverse effects, reporting updated safety and efficacy information, periodic reporting requirements and complying with electronic record and signature requirements. Similarly, there are a number of post-marketing requirements for devices, including: 1) medical device reporting regulations that require manufacturers to report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and 2) corrections and removal reporting regulations that require manufacturers to report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health. Additionally, devices must comply with the cGMP requirements that are set forth in the FDA’s Quality System Regulation (“QSR”), including complaint handling and corrective and preventative actions.

After a BLA is approved, the biological product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. After approval of biologics, manufacturers must address any safety issues that arise, may be required to recall products or halt manufacturing, and are subject to periodic inspection after approval.

Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements, by us or our suppliers, may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, license revocation, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or other civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Biological product and medical device manufacturers and other entities involved in the manufacture and distribution of approved biological products and devices are required to register their facilities with the FDA and certain state agencies and they are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval, with certain exceptions. For product(s) manufactured outside the U.S., failure to comply with applicable regulatory requirements, including cGMPs, could result in FDA placing the manufacturing facility on an import alert, meaning that the product(s) cannot be imported into the U.S. until the non-compliance with regulatory requirements is corrected to FDA’s satisfaction.

Pediatric Research Equity Act

Under the Pediatric Research Equity Act (“PREA”), a BLA or BLA supplement claiming a new indication must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, for a new product, new indication, or new dosage form. The intent of PREA is to compel sponsors whose products have pediatric applicability to study those products in pediatric populations, rather than ignoring pediatric indications in favor of adult indications that could be more economically desirable. Even so, the FDA may grant deferrals for submission of pediatric data or full or partial waivers. By its terms, PREA does not apply to any biological product for an indication for which orphan designation has been granted, unless the FDA issues regulations saying otherwise. Because the FDA has not issued any such regulations, submission of a pediatric assessment is not required for an application to market a product for an orphan-designated indication, and waivers are not needed at this time. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of the FDA approval of the use of our current or future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. Patent term restoration can compensate for time lost during product development and the regulatory review process by returning up to five years of patent life for a patent that covers a new product or its use. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The period of patent term restoration is generally one-half the time between the effective date of an IND (falling after issuance of the patent) and the submission date of a BLA, plus the time between the submission date of the BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence in seeking approval of the application. Only one patent applicable to an approved biological product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent. The application for patent term extension is subject to approval by the U.S. Patent and Trademark Office, or PTO, in consultation with the FDA.

A biological product can obtain pediatric market exclusivity in the U.S. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Biosimilars

The Patient Protection and Affordable Care Act (“ACA”), includes the Biologics Price Competition and Innovation Act of 2009. That Act created an approval pathway authorizing the FDA to approve biosimilars and interchangeable biosimilars. Biosimilars are biological products which are “highly similar” to a previously approved biologic product or “reference product” and for which there are no clinically meaningful differences between the biosimilar product and the reference product in terms of safety, purity, and potency as shown through analytical studies, animal studies and a clinical study or studies. For the FDA to approve a biosimilar product as interchangeable with the reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biosimilar and the reference product may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product.

Advertising and Promotion

The FDA closely regulates the post-approval marketing and promotion of biologics and devices including regulating through standards and regulations for direct-to-consumer advertising and promotional activities involving the internet. The agency also prohibits the off-label promotion of biologics and devices and provides guidance on industry-sponsored scientific and educational activities to ensure that these activities are not promotional. Any claims we make for our products in advertising or promotion must be appropriately balanced with important safety information and otherwise adequately substantiated. A company’s failure to comply with these requirements can result in adverse publicity and significant penalties, including the issuance of untitled or warning letters directing a company to correct deviations from FDA standards, a requirement to issue corrective advertising, FDA pre-clearance of future advertising and promotional materials, injunctions, and federal and state civil and criminal investigations and prosecutions.

While doctors are free to prescribe any product approved by the FDA for use, a company can only make claims relating to safety and effectiveness of a biological product or device that are consistent with the FDA approval or clearance, and the company is allowed to actively market and promote a biological product or device only for the particular use and treatment approved or cleared by the FDA. For BLAs, changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission of a new BLA or BLA supplement and FDA approval of the same before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs. Similarly, changes to approved or cleared devices may require FDA’s premarket review.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan designation to drugs or biologics intended to treat a rare disease or condition, generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or affects more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available the drug or biologic in the U.S. for such disease or condition will be recovered from sales in the U.S. of such drug or biologic. Orphan drug designation must be requested by the BLA sponsor and granted by the FDA before the application is submitted. Among the other benefits, orphan drug designation provides opportunities for grant funding towards clinical trial costs, tax credits for certain research and a waiver of the BLA application user fee. After the FDA grants orphan drug designation, the generic identity of the biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not necessarily convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular product to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the biologic was designated. Orphan drug exclusivity, which would most likely run concurrently with the marketing exclusivity, if any, received from the time of first licensure of a reference product, does not prevent the FDA from approving a different biologic for the same disease or condition, or the same biologic for a different disease or condition.

Other Healthcare Laws

In the U.S., the research, manufacturing, distribution, sale and promotion of biological products and devices are subject to regulation by various federal, state, and local authorities, including (in addition to the FDA), the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other federal, state, and local government agencies. For example, sales, marketing, and scientific/educational grant programs must comply with the FFDCA, the Anti-Kickback Statute, as amended, the False Claims Act, as amended, the privacy regulations promulgated under the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

As noted above, in the U.S., we are subject to complex laws and regulations pertaining to healthcare “fraud and abuse,” including, but not limited to, the federal Anti-Kickback Statute, the federal False Claims Act, and other state and federal laws and regulations. The Anti-Kickback Statute makes it illegal for any person, including a medical device or biological product manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase or order of an item for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs like Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws and the potential for additional legal or regulatory change in this area, it is possible that our sales and marketing practices and/or our relationships with physicians might be challenged under anti-kickback laws, which could harm us. Because we commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we have developed and maintain a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we are subject.

The federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment by federal programs (including Medicare and Medicaid) claims for items or services, including for medical devices or biological products, that are false or fraudulent. Although we would not submit claims directly to payers, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product for off-label uses. In addition, our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information, and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $13,946 and $27,894 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and penalties associated with various federal criminal statutes (although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate federal criminal statutes). If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, imposes requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors, or agents that perform services involving the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state, and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. In addition, a provision of the ACA, referred to as the Sunshine Act, requires biological product manufacturers to track and report to the federal government certain payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals in the previous calendar year. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse midwives). These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

International Regulation

In addition to regulations in the U.S., a variety of foreign regulations govern clinical trials, commercial sales, and distribution of product candidates. The marketing authorization approval process and requirements vary from country to country, and the review timelines may be longer or shorter than that required for FDA approval.

EU pharmaceutical legislation requires a Marketing Authorization Holder (“MAH”) in the EU to comply with the Pediatric Investigational Plan (“PIP”) that is in place as a post-authorization commitment agreed to with the Pediatric Committee (“PDCO”) within the European Medicines Agency (“EMA”) to undergo an initial license renewal procedure within five years after initial market authorization. Our license to market MACI in the EU was suspended due to closure of a European manufacturing facility. Renewal of the license would have required the registration, qualification, and approval of an EU-compliant cGMP manufacturing facility before the end of the applicable renewal period in June 2018. However, we did not take such actions prior to expiration, and therefore the EU marketing authorization for MACI expired in June 2018.

Pharmaceutical Coverage and Reimbursement

In the U.S. and other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers, including government health administrative authorities, managed care providers, private health insurers, and other organizations. Third-party payers are increasingly examining the medical necessity and cost effectiveness of medical products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Factors that payers consider in determining reimbursement are based on whether the product is (i) a covered benefit under its health plan; (ii) safe, effective, and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. Third-party reimbursement adequate to enable us to realize an appropriate return on our investment in research and product development may not be available for our products. Further, one payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage and reimbursement for the product and the level of coverage and reimbursement can differ significantly from payer to payer.

Healthcare Reform

In both the U.S. and certain foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes to the health care system. Among policy makers and payers in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In particular, on August 16, 2022, President Biden signed Public Law 117-169, commonly referred to as the Inflation Reduction Act of 2022 (“IRA”), which significantly impacts prescription drug costs and pricing. More specifically, the IRA for the first time allows the government to directly negotiate drug prices with manufacturers of certain “select drugs,” creates inflation rebates for Medicare drugs whose price increases faster than the rate of inflation, benchmarked to 2021, and restructures the Medicare Prescription Drug (Part D) program in significant ways.

There has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. At a federal level, President Biden signed an Executive Order on July 9, 2021 and again on October 14, 2022, affirming the administration’s policy: (i) to support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; (ii) to support the enactment of a public health insurance option, and (iii) to take further steps to reduce drug prices beyond the changes approved by Congress in the IRA. Among other things, the Executive Orders also direct HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry. They also direct the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. In January 2024, the FDA authorized Florida’s importation plan and is considering authorizing importation plans submitted by other states. Importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates.

In the U.S., individual states have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. In some cases, state measures have been designed to encourage importation of drugs from other countries and bulk purchasing.

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

The main competing treatments for MACI in the U.S. are microfracture and osteochondral allograft. Microfracture, a minimally invasive procedure that can be performed during the initial arthroscopic procedure, involves creating small fractures in the underlying bone allowing bone marrow to enter the defect. This treatment eventually forms a weaker form of cartilage known as fibrocartilage which can offer shorter term relief but is at high risk of breaking down in larger defects. This treatment is sometimes augmented with allograft derived products such as BioCartilage® (distributed by Arthrex, Inc.), Cartiform® (manufactured by Osiris Therapeutics, Inc. and distributed by Arthrex, Inc.) and Prochondrix® (distributed by Stryker Corporation). Additionally, CartiMax® (distributed by ConMed Corporation) is an allograft filler that can be used to treat certain cartilage defects. Other competitive treatments in the U.S. include a juvenile donor-derived allograft product, DeNovo® NT, marketed by Zimmer Biomet Holdings, Inc. The osteochondral allograft procedure involves the transplant of a bone and cartilage graft from a deceased donor. The donor tissue is processed by a number of tissue banks and distributed by several companies. There are multiple other cartilage repair technologies currently being studied in clinical and preclinical studies. Hyalofast® is a biodegradable hyaluronic acid-based scaffold used in conjunction with autologous concentrated bone marrow aspirate being developed by Anika Therapeutics, Inc. It is currently being studied in a Phase 3 trial in the U.S. that was initiated in 2015. Agili-C® is a non-cellular biphasic implant derived from aragonite coral which is implanted into the subchondral bone. On March 29, 2022, Agili-C received premarket approval from the FDA and is indicated for the treatment of International Cartilage Repair Society (ICRS) grade III or above knee-joint surface lesions, with a total treatable area of 1-7cm2 for patients without severe osteoarthritis. Agili-C was developed by CartiHeal, a privately held company headquartered in Israel. In January 2024, Smith & Nephew, plc. completed the acquisition of CartiHeal, the developer of Agili-C.

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

Patients who are severely burned over a substantial portion of their TBSA have few options for permanent skin coverage. When undamaged skin is available, a procedure known as meshed split-thickness auto-grafting can be considered. However, this option becomes less viable as the percentage of TBSA burn increases. Epicel is a potentially lifesaving therapy and represents the only FDA-approved option for patients with TBSA burns greater than 30%. In September 2018, the FDA-approved Avita Medical, Inc’s RECELL® System for use in partial thickness burns and in full-thickness burns in conjunction with meshed split-thickness auto-graft. The RECELL system is a device which enables the on-site preparation of an autologous epithelial cell suspension, and it is most often used to treat patients with burns covering less than 30% of the TBSA. One RECELL kit can treat an approximately 10% TBSA wound.

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

In the general area of cell-based therapies, we potentially compete with a variety of companies, most of whom are specialty medical technology/device or biotechnology companies. Some of these, such as Smith & Nephew, plc, Arthrex, Inc. and Zimmer Biomet Holdings, Inc., are well-established and have substantial technical and financial resources compared to us.

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

Employees and Human Capital Resources

As of December 31, 2023, we employed approximately 314 full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

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
•The COVID-19 pandemic and other global crises have had and may have in the future a significant adverse effect on our business, financial condition, and results of operations.
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
•Inflationary pressures and our responses thereto as well as other unfavorable global and regional economic conditions, geopolitical events, and military conflicts, such as repercussions from the ongoing war in Ukraine or the Israel-Hamas war. Tensions between China and Taiwan, or an escalation of hostilities in the wider Middle East, could continue to create substantial uncertainty in the global economy and contribute to heightened inflation and supply chain disruptions.
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
•Failure to achieve the commercial success of NexoBrid in the U.S.
•The commercial success of NexoBrid in the U.S. is dependent, in part, on MediWound’s ability to timely manufacture and supply sufficient quantities of NexoBrid to meet customer demand. To the extent MediWound is unable to manufacture NexoBrid in accordance with the requirements of its BLA approval, or experiences supply chain or other disruptions, whether as a result of the ongoing Israel-Hamas war, military or other conflicts between China and Taiwan, or some other event, it could adversely affect the commercial success of NexoBrid.
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
•Environmental, social and governance matters (“ESG”) and any related reporting obligations may adversely impact our business, financial condition and results of operations.

•Any changes in the regulatory requirements that affect our products and/or future product candidates could prevent, limit or delay our ability to market or develop new product candidates.
•Changes to our products or future product candidates, including the development of an arthroscopic delivery method for MACI, and the use of MACI to treat cartilage defects in the ankle, will require regulatory approvals which could result in the delay of the change being made or, if not approved, prevent any changes from being made.
•If any federal or state agency determines that we have promoted the off-label use of our products and/or we have violated anti-kickback or other anti-bribery laws, we may be subject to various penalties, including civil or criminal penalties, and the off-label use of our products may result in injuries that lead to product liability lawsuits, which could be costly to our business.
•If MediWound’s family of patents and proprietary rights covering NexoBrid do not provide substantial protection, our commercialization efforts with respect to NexoBrid could suffer.
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
•our ability to increase sales to our existing customers, particularly larger customers;
•our ability to attract new customers;
•our ability to develop and achieve market adoption of our products;
•our ability to continue to successfully commercialize NexoBrid;
•the impact of a recession or any other adverse global economic conditions on our business;
•the impact of public health crises, such as the COVID-19 pandemic;
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

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly and annual results of operations. There can be no assurance that the level of revenues and profits, if any, achieved by us in any particular fiscal period, will not be significantly lower than in other comparable fiscal periods. Additionally, our expense levels are based, in part, on our expectations as to future revenues. As a result, if future revenues are below expectations, net income or loss may be disproportionately affected by a reduction in revenues, as any corresponding reduction in expenses may not be proportionate to the reduction in revenues. If we fail to achieve our quarterly forecasts, if our forecasts fall below the expectations of investors or research analysts, or if our actual results fail to meet the expectations of investors or research analysts, our stock price may decline.

Public health crises, such as the COVID-19 pandemic, have had, and may in the future have, a significant adverse effect on our business, financial condition, and results of operations.

We are subject to public health crises, such as the COVID-19 pandemic, which has had and may continue to have a significant impact on our operations, cash flows and liquidity. The response to the COVID-19 pandemic negatively affected the global economy, disrupted global supply chains, and created significant disruption in financial and healthcare markets, including U.S. staffing shortages, our ability to access customers, and significant volatility in our results of operations due to the periodic cancellation or delay of elective MACI surgical procedures. Uncertainty caused by pandemics, epidemics, or similar public health crises could lead to prolonged economic downturns and reduce or delay demand for our products, in which case our results of operations could be significantly impacted. The extent to which COVID-19 or another similar public health crisis impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including a resurgence of COVID-19, including new variants, the timing or effectiveness of vaccine roll-outs globally, the timing of easing of preventative or mitigation measures or mandates, the impact of any variants that emerge, or any impact of a global vaccine roll-out on the global economy.

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

For the year ended December 31, 2023 we reported net loss of $3.2 million. Prior to that, with the exception of the year ended December 31, 2020, when we reported net income of $2.9 million, we had incurred net losses each year since our inception. As of December 31, 2023, we had accumulated a deficit of approximately $403.2 million and $152.6 million of cash, cash equivalents and investments. We expect that cash from the sales of our products and existing cash, cash equivalents, investments and available borrowing capacity will be sufficient to support our current operations through at least 12 months following the issuance of the consolidated financial statements included in this Annual Report on Form 10-K.

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

Market acceptance of any future product candidates, if approved, will not be fully known until after they are launched and may be negatively affected by a potential poor safety experience and the track record of other similar products and product candidates. Further, continued market acceptance of Epicel, MACI and NexoBrid, and any future product candidates that may be approved, depends on our efforts to educate the medical community and third-party payers on the benefits of our products and product candidates and will require significant resources from us. If the medical community or patients do not accept the safety and effectiveness of our products, it could negatively affect our ability to sell those products, which would have a material adverse impact on our business, financial condition and operations.

Our success depends, in part, on the commercial success of NexoBrid for the removal of eschar in adults with deep partial-thickness and/or full-thickness thermal burns.

On December 28, 2022, we announced that the FDA granted a BLA and approved NexoBrid for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. On September 20, 2023, the Company announced the U.S. commercial availability of NexoBrid and subsequently commenced commercial sales of the product. We expect that our commercial success and our future NexoBrid-related revenue will depend largely on the medical community’s acceptance of NexoBrid as an important treatment option for patients that are suffering from severe burn injuries and, ultimately, as the standard of care for the removal of eschar. The U.S. medical community’s acceptance of NexoBrid and other of our products will depend upon our ability to demonstrate long-term clinical performance and advantages and cost-effectiveness of our products. In addition, acceptance of products for the treatment of eschar removal is dependent upon, among other factors, the level of awareness and education of the medical community about the removal of eschar in adults with deep partial-thickness and/or full-thickness thermal burns and the existence, effectiveness, safety, and cost effectiveness of our products. Market acceptance and adoption of our products or procedures also depends on the level of health insurer (including Medicare) reimbursement to physicians and hospitals for procedures using our products. Negative publicity resulting from incidents involving our products, or similar products, could have a significant adverse effect on the overall acceptance of our products. Market acceptance could be delayed by lack of physician willingness to attend training sessions, by the time required to complete this training, or by state or institutional restrictions on our ability to provide training. If we are unable to gain and/or maintain such support, training services and collaboration, our ability to grow the market for our products may be impacted and we may not be able to increase our revenue enough to achieve or sustain profitability, and our business and operating results may be seriously harmed. Additional factors that may affect our ability to successfully commercialize NexoBrid include:

•Our ability and the ability of MediWound to recruit and retain employees with the right expertise and experience, at sufficient numbers;
•Our ability to access and develop relationships with key healthcare providers and public health agencies;
•Our ability to educate key healthcare providers on the clinical efficacy, cost effectiveness and appropriate use of NexoBrid in the clinical setting;
•Our ability to compete successfully as a new entrant in established distribution channels for similar products;
•Our ability to maintain sufficient funding to cover the costs and expenses associated with building and operating an effective commercial organization; and
•MediWound’s ability to timely manufacture and supply sufficient quantities of NexoBrid to meet customer demand.

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

In addition, regulators in the U.S. and globally are also inquiring more about and imposing greater monetary fines for privacy violations. In the last year, the FTC has announced that it will begin enforcing the Health Breach Notification Rule, and has entered into at least one consent order with a different organization that involved a $1.5 million fine. The FTC and many states (including California, Utah, Colorado, Virginia, Connecticut) have specific requirements for collecting and processing certain data including data minimization, data de-identification, opt out rights, deletion and sharing.

EU regulation also governs our business. For example, in 2016, the EU adopted a new regulation governing data practices and privacy called the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, extensive rights for individuals, including to request access to personal data and to request personal data is erased, and onerous new obligations on services providers, as well as specific contracting requirements applicable to data sharing with service providers. In addition, there are strict restrictions on the transfer of personal data outside of the EU to countries which are not considered by the EU to have equivalent data protection laws, which includes the US. Transfers of data must be legitimized by (i) carrying out risk assessments and (ii) entering into approved forms of agreement between the EU based exporter of the personal data, and the recipient (“importer”) of the personal data. The EU has been greatly focused on this issue since the landmark judgment of in the case of Schrems II handed down by the European Court of Justice in July 2020, and it has become an area for greater scrutiny and enforcement by EU privacy regulators. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is greater. The GDPR is no longer applicable to the UK since the UK left the EU in December 2021. However, it has been replaced by equivalent legislation in the UK, including the UK GDPR and the Data Protection Act 2018. The GDPR (and UK equivalent laws) and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in.

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
•Inability to replicate in large, controlled trials safety and efficacy data obtained from a limited number of patients in uncontrolled trials;
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

Our current product development activities include but are not limited to projects directed at expanding clinical indications, increasing the ease of use of our products for our customers, and decreasing the cost of manufacturing our products. These production process changes may alter the functionality of our cells and require various additional levels of experimental and clinical testing and evaluation. Any such testing could lengthen the time before these product enhancements are approved and would be commercially available.

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

Any failure by a CRO, a clinical trial site, or clinical investigator, or us to successfully accomplish clinical trial monitoring, data collection, safety monitoring and reporting, and data management and other services in a timely manner and in compliance with regulatory requirements could have a material adverse effect on our ability to utilize the trial to obtain regulatory approval or complete clinical development of our product candidates to support regulatory approval. Problems with the timeliness or quality of the work of a CRO or a clinical trial site or clinical investigator may lead us to seek to terminate the relationship and use an alternate provider. However, making such changes may be costly and may delay our trials or affect regulatory approval, and certain contractual restrictions may make such a change difficult or impossible. Additionally, it may be difficult to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

We face competition in the markets targeted by our products. Many of our competitors have substantially greater resources than we do, and we expect that all of our products will face competition from existing or future products, which may impact our ability to successfully commercialize our products.

All of our products face competition from other surgical procedures as well as existing and future products marketed by large companies. These competitors may successfully market products that compete with our products, identify and bring to market new product candidates earlier than we do, or develop products that are more effective or less costly than our products. These competitive factors could require us to conduct substantial new research and development activities to establish new product targets, which would be costly and time consuming. These activities can adversely impact our ability to effectively commercialize products and achieve revenue and profits.

If we do not keep pace with our competitors and with technological and market changes, our products will become less attractive or obsolete and our business may suffer.

The markets for our products are highly competitive, subject to rapid technological changes, and vary for different product candidates and processes that directly compete with our products. Our competitors in the medical and biotechnology industries may have superior products, research and development, manufacturing, and marketing capabilities, financial resources or marketing positions. Furthermore, our competitors may have developed, or could in the future develop, new technologies that compete with our products or even render our products obsolete. As a result, these competitors may be able to adapt to the market more quickly, take advantage of acquisitions and other opportunities more readily, devote greater resources to the marketing and sale of their products, adopt more aggressive pricing strategies than we can, and more successfully utilize developing technology, including data analytics, artificial intelligence, and machine learning.

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
•collaborators and licensors may delay clinical trials or post-market studies and prolong clinical development, or under-fund or stop a clinical trial;
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
•disputes may arise delaying, or terminating or interrupting the research, development, supply or commercialization of our products or product candidates, or result in significant and costly litigation or arbitration; and
•one or more third-party developers could obtain approval for a similar product resulting in unforeseen price competition in connection with the product.

Our licensor, MediWound, is dependent on a contract with the U.S. Biomedical Advanced Research and Development Authority to fund development activities of NexoBrid in the U.S. and these contracts may be terminated by BARDA at any time.

MediWound has a contract with BARDA valued at up to $132.0 million for the advancement of the development and manufacturing, as well as the procurement, of NexoBrid in the U.S. Under the contract, BARDA agreed to fund up to $56.0 million of the development costs of NexoBrid required to obtain marketing approval in the U.S., including its pediatric Phase 3 study and its expansion to include U.S. pediatric burn care sites, and has an option to further fund $10.0 million in development activities for other potential NexoBrid indications. BARDA confirmed its previous commitment and has procured NexoBrid for the nation’s emergency stockpile as part of the HHS mission to build national preparedness for public health medical emergencies. The initial BARDA procurement was valued at $16.5 million. In addition, BARDA holds an option to procure additional quantities of NexoBrid through funding of up to $50.0 million. MediWound also was awarded funding for the NexoBrid expanded access treatment (“NEXT”) protocol being conducted under the FDA’s expanded access program. However, the contracts provide that BARDA may terminate the contract at any time, at its convenience, without any further funding obligations. There can be no assurances that BARDA will not terminate the contract. Changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the development of products for the treatment of severe burns such as NexoBrid. Any reduction or delay in BARDA funding may result in a decrease in planned development activities, including the NEXT study. In addition, the loss of funding may adversely affect MediWound’s ability to complete the required activities to comply with its obligations under the License Agreement. This could lead to a modification of the financial provisions of our agreement or a delay in the continued development of NexoBrid. Further, we cannot provide any assurances as to whether BARDA’s option to fund additional development activities for NexoBrid will be exercised.

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

Additionally, the escalation of hostilities in Israel or the wider Middle East, the initiation of a military conflict between Taiwan and China or the imposition or a trade embargo or blockade affecting Taiwan could negatively affect MediWound’s ability to supply NexoBrid to the U.S. market. The nation of Israel has been embroiled in a periodic and ongoing conflict with certain Palestinian militant groups within its own borders and, at times, with neighboring nations in the Middle East, since the end of the nineteenth century. On October 7, 2023, members of the Palestinian militant group Hamas, operating from within Gaza, launched a series of attacks inside Israel that resulted in the death of over a thousand Israeli citizens and the citizens of other nations. The October 7, 2023 attacks have sparked a wider war between Israel and Hamas, which remains ongoing. We continue to monitor the ongoing conflict in Israel and are in close communication with MediWound leadership. MediWound’s NexoBrid manufacturing operations are continuing and, as of the date of this disclosure, MediWound does not anticipate a disruption to its ongoing supply of commercial NexoBrid to the United States. To the extent the war between Israel and Hamas intensifies or expands to include additional countries or militant groups in the region and MediWound’s facilities in Israel are damaged or destroyed, travel to and from Israel is halted or inhibited, shipments of NexoBrid or NexoBrid related materials are destroyed, or significant key MediWound operational personnel are called to military service, MediWound’s ability to continue to supply NexoBrid to the U.S. market could be disrupted.

Further, geopolitical tensions between Taiwan and China have risen steadily in recent months. Although Taiwan has been governed independently from China since 1949, China views Taiwan as part of its territory and has vowed to eventually unify Taiwan with China, using military force if necessary. War or other military conflict in or near Taiwan, pandemics, and certain natural disasters, such as earthquakes, which are commonplace in Taiwan (where CBC is located) may result in the destruction or disruption of CBC’s ability to supply Bromelain SP to MediWound and have downstream implications for our Company.

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

The safety, potency, and purity of our products must be monitored to be in compliance with FDA requirements for safety, cGMPs, and all other applicable regulations. This requires adverse event monitoring and reporting to regulatory agencies, as well as submission and approval of any changes in the manufacturing process. Our manufacturing and testing facilities are subject to FDA periodic inspections for compliance with cGMP requirements. Failure to meet regulatory requirements and post-marketing commitments and to maintain cGMP compliance could result in severe and detrimental regulatory actions, including the loss of marketing approval.

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

Environmental, social and governance matters and any related reporting obligations may adversely impact our business, financial condition and results of operations.

U.S. and international regulators, customers and investors are increasingly focused on corporate ESG practices and disclosures, and may evaluate our business or other practices according to a variety of ESG targets, standards, and expectations. For example, new domestic and international laws and regulations relating to ESG matters are under consideration or being adopted. The SEC has proposed a rule requiring disclosure of a broad range of climate change-related information and similar laws have been enacted in the State of California and jurisdictions such as the European Union. These, and additional legislation which may be passed, may cause us to incur significant additional costs of compliance due to the need for expanded data collection, analysis, and certification with respect to greenhouse gas emissions and other climate change related risks, as well as other ESG topics.

Furthermore, the criteria by which our ESG practices, including our initiatives and public goals, are assessed may change due to the evolution of the sustainability landscape, which could result in greater expectations of us and may cause us to undertake costly initiatives to satisfy new criteria. If we are unable to respond effectively to these changes to the sustainability landscape, governments, customers, and investors may conclude that our policies and/or actions with respect to ESG matters are inadequate. If we fail or are perceived to have failed to achieve previously announced public goals or to accurately disclose our progress on such goals or initiatives, our reputation, business, financial condition and results of operations could be adversely impacted.

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

In general, the development, testing, labeling, manufacturing, and marketing of our products is subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. The regulatory process requires the expenditure of significant time, effort and resources to bring new products to market. For example, the FDA approved Epicel as a HUD pursuant to an HDE application. A HUD is a medical device intended to benefit patients in the treatment or diagnosis of a disease or condition that affects not more than 8,000 individuals in the U.S. per year. Once a HUD receives a HDE from the FDA, the product may be marketed and sold in the U.S. However, IRB approval is required before a HUD can be used at a facility, with the exception of emergency use. The HDE holder is responsible for ensuring that the product is administered only in facilities having an IRB that is constituted and which acts in accordance with the agency’s regulation governing IRBs, including the requirement of continuing review of the use of the device. HUDs are also subject to additional FDA requirements, such as adverse event reporting and the submission of updated information on a periodic basis to demonstrate that the HUD designation is still valid. Failure to meet FDA requirements pertaining to a HUD could result in the suspension or revocation of the HDE.

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

In the U.S., if the FDA were to conclude that we are not in compliance with applicable laws or regulations or that any of our products are ineffective or pose an unreasonable health risk, the FDA could ban such products; detain or seize adulterated or misbranded products; order the recall, repair, replacement, or refund of payment for certain products, refuse to grant pending applications; refuse to provide certificates to foreign governments for exports; place non-U.S. manufacturing facilities on import alert; and/or require us to notify healthcare professionals and others that the products present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions on a company-wide basis, enjoin and restrain certain violations of applicable law pertaining to our products and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend further investigation and prosecution to the U.S. Department of Justice (“DOJ”). Adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products.

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

For example, we are currently evaluating the potential for the arthroscopic delivery of MACI to the cartilage defect – a procedure in which a surgeon can evaluate, prepare and treat the cartilage defect under direct arthroscopic visualization using specialized instruments delivered through a number of smaller incisions or portals. We have designed and are currently developing novel and specialized instruments to be used in and help facilitate such a procedure. We have recently discussed with the FDA a non-clinical regulatory strategy to support the potential inclusion of arthroscopic delivery in MACI’s approved labeling. Specifically, following a Type C meeting with the FDA, we submitted a protocol for a MACI arthroscopic delivery human factors validation study, which we conducted and completed during the third quarter of 2023. The FDA is currently to reviewing the data generated during the human factors validation study in the form of a prior approval supplement, which seeks to add instructions for arthroscopic delivery of MACI to the product’s approved labeling. We anticipate the commercial launch of the MACI arthroscopic delivery program during the third quarter of 2024. We also are evaluating the feasibility and potential market opportunity involved in delivering MACI treatment to patients suffering from cartilage damage in the ankle. We believe that this potential lifecycle enhancement and indication expansion for MACI will require conducting an additional randomized clinical trial concerning the product’s use in the ankle. We conducted pre-IND interactions with the FDA concerning our clinical development program for MACI to treat cartilage injuries in the ankle, and based on feedback from the FDA, our team is actively working to finalize our non-clinical testing and propose a clinical development plan/protocol to FDA for review.

There can be no guarantee that we will receive regulatory approval for the sale and marketing of the arthroscopic administration of MACI or the approval of MACI for treatment of cartilage defects in the ankle in a clinical setting. A number of companies have suffered significant setbacks during evaluation due to lack of efficacy or unacceptable safety issues, notwithstanding promising preliminary results. Failure to receive FDA approval or regulatory approval for the arthroscopic administration of MACI or the clinical use of MACI to treat cartilage defects in the ankle in a timely manner or at all, could harm our financial results and results of operations. Even if we obtain such regulatory approval, our ability to successfully market MACI for arthroscopic administration or treatment of cartilage defects in the ankle may be limited. If we cannot commercialize the arthroscopic administration of MACI and other new products or product improvements as planned, our financial results could be harmed.

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

In addition to FDA restrictions concerning the manner in which we market our products, several other state and federal healthcare laws have been applied by the DOJ and state attorneys general to restrict certain marketing practices in the biopharmaceutical and medical technology industries. While physicians may prescribe products for off-label uses and indications, a company is prohibited from promoting an approved product for uses not consistent with its approved label. In addition, anti-kickback laws generally prohibit a prescription drug manufacturer from soliciting, offering, receiving, or paying any remuneration in order to induce a healthcare professional or another individual or entity to purchase or prescribe a particular drug, biologic, or medical device. If other federal or state regulatory authorities determine that we have engaged in off-label promotion and/or engaged in conduct violative of anti-kickback laws, we may be subject to civil or criminal penalties and could be prohibited from participating in government healthcare programs, such as Medicaid and Medicare. In addition, government agencies or departments could conclude that we have engaged in off-label promotion or violations of anti-kickback laws and, potentially, caused the submission of false claims. Even if we are successful in resolving such matters without incurring penalties, responding to investigations or prosecutions will likely result in substantial costs and could significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition, and our ability to finance our operations. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims being pursued against us. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

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

Some of our technology, including our knowledge regarding the processing of our products, is maintained by us as trade secrets. In an effort to protect these trade secrets, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual, or made known to the individual by us during the course of the individual’s relationship with us, be kept confidential and not disclosed to third parties. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. A breach of confidentiality could affect our competitive position. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships. Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

Through the parties’ License Agreement, MediWound has licensed to us a family of patents covering NexoBrid. The commercial success of NexoBrid depends, in part, on MediWound’s ability to obtain and maintain patent protection and trade secret protection for NexoBrid and its uses, as well as our ability to operate without infringing upon the proprietary rights of others. The family of patents that covers NexoBrid specifically includes approximately 35 granted patents worldwide. However, there can be no assurance that patent applications relating to NexoBrid or related processes or technologies will result in patents being issued, that any patents that have been issued will be adequate to protect that intellectual property or that NexoBrid will enjoy patent protection for any significant period of time. Additionally, any issued patents may be challenged by third parties, and patents that MediWound holds may be found by a judicial authority to be invalid or unenforceable. Other parties may independently develop similar or competing technology or design around any patents that may be issued to or held by MediWound. MediWound’s current patents will eventually expire or they may otherwise cease to provide meaningful competitive advantage, and MediWound may be unable to adequately develop new technologies and obtain future patent protection to preserve our competitive advantage or avoid adverse effects on our business.

Some of our issued patents relating to MACI have already expired and others may be insufficient to protect our business.

We have issued patents in the U.S. and in certain foreign countries that relate to the combinations of chondrocytes and collagen membranes used in MACI. However, some of these have expired. Other patent filings that include technology relevant to MACI (e.g., its production and/or use of chondrocytes and collagen membranes, surgical devices, and related arthroscopic procedures) include granted patents and pending applications inside and outside the U.S. These granted patents and pending applications, if granted, have already expired or are expected to expire, absent any extensions, between late-2027 and early-2043. Whether or not these patent filings are or will be issued patents, they may not be sufficient to protect our product revenue. We may be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated if our patents fail to issue or expire, or are revoked.

The patents we own may not be of sufficient scope or strength to provide us with significant commercial protection or commercial advantage, and competitors may be able to design around our patents or develop products that provide outcomes that are similar to ours without infringing on our intellectual property rights. In addition, we cannot be certain that patents will be issued from any of our pending patent applications or that the scope of the claims in our pending patent applications will not be significantly narrowed and/or invalidated.

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

Others may challenge our patents or other intellectual property rights or sue us for infringement.

Risks Related to an Investment in our Common Stock

Our common stock price has been volatile and future sales of shares of common stock could have an adverse effect on the market price of such shares.

The market price of shares of our common stock has been volatile, ranging in closing price between $23.85 and $44.56 during January 2, 2023 through January 31, 2024. The price of our common stock may continue to fluctuate in response to a number of events and factors, such as:

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
•Reports by securities analysts;
•Status and condition of the global economy, investment markets, regional or global conflicts or other developments that may affect the global supply chain or ability to manufacture and distribute our products;
•Public or private sales of additional securities;
•Cybersecurity incidents that materially affect our products, services, relationships or competitive conditions;
•Loss of key personnel;
•A resurgence of COVID-19, which may impact our business, operations, prospects and financial condition;
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

We may incur substantial indebtedness.

On July 29, 2022, we entered into a $150.0 million five-year senior secured Revolving Credit Agreement. As of December 31, 2023, we had no outstanding borrowings under the Revolving Credit Agreement. We may be exposed to the impact of interest rate changes primarily through our borrowing activities. Subject to the limits contained in the Revolving Credit Agreement, we may incur substantial additional debt from time-to-time for general corporate purposes, including, without limitation, acquisitions and capital expenditures, and such other uses as permitted under the Revolving Credit Agreement. If we do so, the risks related to our debt could intensify. Specifically, our debt could have important consequences to our investors, including the following:

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions due in part to the conflict in Ukraine and the Israel-Hamas war. Although the length and impact of the ongoing military conflict in Ukraine and the Israel-Hamas war is highly unpredictable, the geopolitical uncertainty caused by the conflicts has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has contributed to record inflation globally. We are continuing to monitor inflation, the situations in Ukraine and Israel and global capital markets and assessing the potential impact on our business.

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

Our success depends in large part upon the efforts of our key management and manufacturing and quality staff. The loss of any of these individuals, or our inability to attract and retain highly qualified scientific and management personnel in a timely manner, could materially and adversely affect our business and our future prospects. In the future, we may need to seek additional manufacturing and quality staff members. There is a high demand for highly trained manufacturing and quality personnel in our industry. We face competition for such personnel from other companies, research and academic institutions and other entities. Although, to date, we have not experienced a material number of departures among our manufacturing staff, we cannot be sure such departures will not occur in the future. We do not know whether we will be able to attract, train and retain highly qualified manufacturing and quality personnel in the future, which could have a material adverse effect on our business, financial condition and results of operations. A loss of one or more of our key personnel could severely and negatively impact our operations. Our key personnel are employed “at-will,” and any of them may elect to pursue other opportunities at any time. We have no present intention of obtaining key man life insurance on any of our key management, manufacturing, quality or other personnel.

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

We are subject to income taxes in the U.S. In particular, although the passage of the Tax Cuts and Jobs Act of 2017 reduced the U.S. tax rate to 21 percent the law is complex and further regulations and interpretations are still being issued. We could face audit challenges on how we apply the new law that could have a negative impact on our provision for income taxes. In addition, particularly in light of the Biden Administration, our future earnings could be negatively impacted by changes in tax legislation, including a repeal or modification of the Tax Cuts and Jobs Act of 2017, changes in tax rates and tax base such as limiting, phasing-out or eliminating deductions or tax credits, increased taxation of certain excess income from intellectual property, revising tax law interpretations and changes in other tax laws in the U.S. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. While the most significant impact of this provision is to the year ended December 31, 2022, the tax year in which the provision took effect, the impact will decline annually over the five-year amortization period.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We have developed processes for assessing, identifying and managing material risks from cybersecurity threats. Our enterprise risk management system incorporates risks from cybersecurity threats alongside other risks to the Company. Our information technology team oversees and implements a range of tools and services designed to minimize the risk or impact of any breach or unauthorized disclosure of our confidential and sensitive data. These tools and services include, from time to time:

•monitoring emerging data protection laws and best practices regarding application security, access management, device protection, network management, and data loss prevention and recovery and implementing responsive changes to our processes;
•undertaking periodic reviews of our partner-facing policies and statements related to cybersecurity;
•utilizing intrusion detection and monitoring applications and multifactor authentication;
•conducting periodic table-top exercises with management, including our Executive Director, Corporate Information Systems, and testing of our data security, incident response policies and procedures;
•conducting periodic cybersecurity management and incident training for employees, including simulated phishing campaigns, which provide education on the risk of potential cybersecurity incidents, methods for identification of such incidents and appropriate responses; and
•requiring employees, as well as third-parties who provide services on our behalf, to treat information and data with care.

We also maintain an enterprise-wide incident response plan designed to secure the enterprise, mitigate the impact of a cybersecurity incident, recover and restore normal business operations, prevent similar future incidents and comply with applicable regulatory obligations arising from an incident. Management, including our Executive Director, Corporate Information systems, collaborates with our information technology team and technical partners to review at least annually our enterprise-wide incident response plan. Periodically, we engage assessors, consultants, auditors and other third parties, including by conducting exercises with an external partner to stress test our data security systems and practice company-wide response tactics. Our risk management processes also address cybersecurity threat risks associated with our use of third-party service providers, and third-party risks are included within our enterprise risk management program. In the event of a suspected or actual cybersecurity event, we have partnered with a globally recognized digital forensics investigation firm and outside counsel to provide services and support on a real-time basis to analyze any breach and secure both our data and information systems.

For a discussion of how any risks from cybersecurity threats could materially affect the Company, including our business strategy and results of operations, see “Risk Factors – A cyber security incident or data privacy issue could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection and privacy laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business,” which is incorporated by reference into this Item 1C.

In the three most recently completed fiscal years, we have not experienced any material cybersecurity incidents. This includes penalties and settlements, of which there were none.

Governance

The Audit Committee of our Board oversees our risk management process, which includes risks from cybersecurity threats. The Audit Committee receives reports from management at least semi-annually, and more frequently if necessary, with respect to risks from cybersecurity threats. The Audit Committee also reviews cybersecurity and data security risks and mitigation strategies, along with program assessments, planned improvements and the status of information technology initiatives.
The entire Board receives annual training from outside experts concerning the current global cybersecurity threat landscape and corporate best practices for mitigating cybersecurity risks, as well as the Board’s legal, regulatory and fiduciary responsibilities from a cybersecurity standpoint. Additionally, the Board was engaged with management and outside experts throughout 2022 and 2023 in overseeing the development of the Company’s Enterprise Incident Response Plan. This plan is reviewed and updated on an annual basis.

Our Executive Director, Corporate Information Systems, along with our General Counsel, Information Technology management team, and Chief Operating Officer, oversees our approach to cybersecurity and is responsible for assessing and managing our material risks from cybersecurity threats. Our Executive Director, Corporate Information Systems, has served in this role for two years and has access to Vericel’s external information security firm and an industry-leading intelligence platform. This Executive Director manages and leads the internal Information Technology team to maintain and update the company’s technology infrastructure and corresponding safety measures.

Our Executive Director, Corporate Information Systems is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents through the management of and participation in the cybersecurity risk management and strategy processes described above, including the operation of our Enterprise Incident Response Plan. Our General Counsel works closely with him and reports regularly to the Board and to the Audit Committee of the Board, covering the risks from cybersecurity threats.

Item 2. Properties

We lease approximately 57,000 square feet in Cambridge, Massachusetts for manufacturing operations including clean rooms, laboratories and office space. This Cambridge lease expires in February 2032 and we have the right to extend until February 2037, subject to certain conditions being met. We lease approximately 14,000 square feet of additional office space in Cambridge, Massachusetts expiring in 2024 and we have the right to extend until 2029. We also lease approximately 6,000 square feet of office space in Ann Arbor, Michigan, which expires in April 2025. We believe that our facilities are adequate to meet our current needs. Additional facilities will be required to support expansion of our manufacturing operations and research and development activities. On January 28, 2022, we entered into a new lease for approximately 126,000 square feet of manufacturing, laboratory and office space in Burlington, Massachusetts, which is currently being constructed, and will serve as our new corporate headquarters and primary manufacturing facility. See Note 5, “Leases” in our accompanying consolidated financial statements for further information.

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

Holders of Record

As of January 31, 2024 there were approximately 170 holders of record of our common stock.

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

Set forth below is a line graph comparing the cumulative total shareholder return on Vericel’s common stock with the cumulative total return of (i) the NASDAQ Composite Index, and (ii) the NASDAQ Biotechnology Index, for the period from December 31, 2018 through December 31, 2023. The comparison assumes that a hypothetical $100 was invested on December 31, 2018 in our common stock and in both of the foregoing indices. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices. The historical stock price performance of our common stock shown in the graph below is not necessarily indicative of future stock price performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Vericel Corporation (VCEL)	$100	$100	$177	$226	$151	$205
NASDAQ Composite Index (^IXIC)	$100	$135	$194	$236	$158	$226
NASDAQ Biotechnology Index (^NBI)	$100	$124	$156	$155	$138	$144

Purchases of Equity Securities by the Issuer

There were no repurchases of shares of common stock made during the year ended December 31, 2023.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

•On November 15, 2023, Sean Flynn, Senior Vice President, General Counsel and Secretary, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 11,365 shares of our common stock between March 8, 2024, and November 29, 2024.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2023 by our directors and section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Statement of Company Policy on Insider Trading and Disclosure and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vericel Corporation is a fully-integrated, commercial-stage biopharmaceutical company and a leading provider of advanced therapies for the sports medicine and severe burn care markets. Whether we are treating damaged cartilage or severe burns, we provide advanced therapies to repair serious injuries and restore lives. Our highly differentiated portfolio of cell therapy and specialty biologic products combines innovations in biology with medical technologies. We were among the first companies to achieve commercial success in the complex field of cell therapies with treatments that use tissue engineering to regenerate skin and healthy knee cartilage. We currently market two U.S. Food and Drug Administration (“FDA”) approved autologous cell therapy products and one FDA-approved specialty biologic product in the U.S. MACI® is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Epicel® is a permanent skin replacement Humanitarian Use Device (“HUD”) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (“TBSA”). We also hold an exclusive license from MediWound Ltd. (“MediWound”) for North American rights to NexoBrid® (anacaulase-bcdb), a topically-administered biological orphan product containing proteolytic enzymes, which is indicated for the removal of eschar in adults with deep partial thickness and/or full thickness thermal burns. Following FDA approval, we began commercial sales of NexoBrid in the U.S. during the third quarter of 2023.

See “Risk Factors - “Our success depends, in part, on the commercial success of NexoBrid for the removal of eschar in adults with deep partial-thickness and/or full-thickness thermal burns.”

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

For a discussion of additional risks associated with the COVID-19 pandemic and other potential future public health emergencies, please see Part I, Item 1A. “Risk Factors”.

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

For a discussion of additional risks associated with the ongoing conflict in Israel, please see Part I, Item 1A. “Risk Factors”.

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

Product Portfolio

Our marketed products include two FDA-approved autologous cell therapies and one FDA-approved specialty biologic product. MACI is a third-generation autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults; and Epicel is a permanent skin replacement for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent TBSA. Both autologous cell therapy products are currently manufactured and marketed in the U.S. NexoBrid is a topically-administered biological orphan product containing proteolytic enzymes that is indicated for eschar removal in adults with deep partial-thickness and/or full-thickness burns. We hold exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. On December 28, 2022, the FDA approved a BLA for NexoBrid, granting a license for commercial use in the U.S. During the third quarter of 2023, the Company announced the U.S. commercial availability of NexoBrid and, subsequently, has commenced commercial sales of the product. The Company operates its business primarily in the U.S. in one reportable segment - the research, product development, manufacture and distribution of cellular therapies and specialty biologics for use in the treatment of specific conditions.

MACI

MACI is a third-generation autologous chondrocyte implantation (“ACI”) product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults.

Our target audiences are orthopedic surgeons who self-identify and/or have formal specialty training in sports medicine, and a subpopulation of general orthopedic surgeons who perform a high volume of cartilage repair procedures involving the knee. Our MACI commercial team consists of individual sales representatives that regularly engage with our target audience. The team is divided into geographic regions, each managed by a Regional Manager and led by a Vice President of National MACI Sales. Most private payers have a medical policy that covers treatment with MACI with the top 30 largest commercial payers having a formal medical policy for MACI or ACI in general. With respect to private commercial payers that have not yet approved a medical policy for MACI, we often obtain approval on a case-by-case basis.

MACI is currently implanted into the patient’s cartilage defect through an open surgical procedure. We are currently focused on the arthroscopic delivery of MACI to the cartilage defect – a procedure in which a surgeon can evaluate, prepare and treat the cartilage defect under direct arthroscopic visualization using specialized instruments delivered through a number of smaller incisions or portals. The arthroscopic delivery of MACI could increase the ease of MACI’s use for physicians and reduce both the length of the procedure as well as procedure-induced trauma, ultimately resulting in a reduction of a patient’s post-operative pain and accelerating a patient’s recovery. We have designed and are currently developing novel and specialized instruments to be used in and help facilitate such a procedure. We discussed with the FDA a non-clinical regulatory strategy to support the potential inclusion of arthroscopic delivery in MACI’s approved labeling. Specifically, following a Type C meeting with the FDA, we submitted a protocol for a MACI arthroscopic delivery human factors validation study, which we conducted and completed during the third quarter of 2023. The FDA is currently reviewing the data generated during the human factors validation study in the form of a prior approval supplement, which seeks to add instructions for arthroscopic delivery of MACI to the product’s approved labeling. We anticipate the commercial launch of the MACI arthroscopic delivery program during the third quarter of 2024.

We also are evaluating the feasibility and potential market opportunity involved in delivering MACI treatment to patients suffering from cartilage damage in the ankle. We believe that this potential lifecycle enhancement and indication expansion for MACI will require conducting an additional randomized clinical trial concerning the product’s use in the ankle and we are on track to initiate a MACI Ankle clinical trial beginning in 2025, and if approved, we believe MACI’s expansion into the ankle will be a significant longer-term growth driver for the product, beginning in the latter half of the decade.

Epicel

Epicel is a permanent skin replacement for deep-dermal or full-thickness burns comprising greater than or equal to 30 percent TBSA. Epicel is regulated by CBER of the FDA under medical device authorities, and is the only FDA-approved cultured epidermal autograft product available for large total surface area burns. Epicel was designated as a HUD in 1998 and an HDE application for the product was submitted in 1999. HUDs are devices that are intended for diseases or conditions that affect fewer than 8,000 individuals annually in the U.S., and certain HUDs are restricted by the amount which a manufacturer may charge for its use.

Epicel is not price-restricted in this manner because on February 18, 2016, the FDA approved our HDE supplement to revise the labeled indications of use for Epicel to specifically include pediatric patients, thus allowing Epicel to be sold for profit. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with large burns treated with Epicel relative to standard care. Our burn care field force consists of individual sales and clinical representatives that regularly engage with our target audience. The team is divided into geographic regions, each managed by a Regional Manager and led by a Vice President of National Burn Care Sales.

NexoBrid

Our portfolio of commercial-stage products now includes NexoBrid (anacaulase-bcdb), a topically-administered biological product containing proteolytic enzymes. The FDA approved NexoBrid on December 28, 2022, and the product indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. Following NexoBrid’s approval we immediately began cross-functional commercial launch activities for the product, including education, training, and engagement activities. We began U.S. commercial sales of NexoBrid in September 2023.

NexoBrid is approved in the European Union (“EU”) and other international markets and has been designated as an orphan biologic in the U.S., EU and other international markets. NexoBrid has the potential to change the standard of care for eschar removal with respect to hospitalized burn patients and treat a significant addressable market in the U.S. With respect to NexoBrid, of the approximately 40,000 people that are hospitalized in the U.S. each year for burn-related injuries, the majority, over 30,000, have thermal burns and will likely require some level of eschar removal. NexoBrid’s FDA approval expands our burn care franchise’s total addressable market, which will permit us to treat a significantly larger segment of hospitalized burn patients than with Epicel alone. The expansion of our target addressable market supports a broader commercial footprint, and we believe that this may help drive both increased NexoBrid use as well as increased Epicel awareness throughout the burn care space. The commercial launch of NexoBrid is well underway.

In May 2019, we entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. The manufacturing process for NexoBrid is conducted by MediWound, primarily at manufacturing locations in Israel. Certain raw materials utilized in NexoBrid’s manufacture, including the supply of the active ingredient bromelain are obtained from Taiwan.

Results of Operations

The following is a summary of our consolidated results of operations:

	Year Ended December 31,			2023 vs. 2022
(In thousands)	2023	2022	2021	Change $	Change %
Total revenue	$197,516	$164,365	$156,184	$33,151	20.2%
Cost of product sales	61,940	54,577	50,159	7,363	13.5%
Gross profit	135,576	109,788	106,025	25,788	23.5%
Research and development	21,042	19,943	16,287	1,099	5.5%
Selling, general and administrative	120,998	106,903	97,592	14,095	13.2%
Total operating expenses	142,040	126,846	113,879	15,194	12.0%
Loss from operations	(6,464)	(17,058)	(7,854)	10,594	(62.1)%
Total other income	4,096	1,070	272	3,026	282.8%
Income tax expense (benefit)	814	721	(111)	93	12.9%
Net loss	$(3,182)	$(16,709)	$(7,471)	$13,527	(81.0)%

Comparison of the Periods Ended December 31, 2023 and 2022

Total Revenue

Revenue by product is as follows:

	Year Ended December 31,			2023 vs. 2022
(In thousands)	2023	2022	2021	Change $	Change %
MACI	$164,800	$131,967	$111,554	$32,833	24.9%
Epicel	31,574	31,731	41,521	(157)	(0.5)%
NexoBrid	1,142	667	3,109	475	71.2%
Total revenue	$197,516	$164,365	$156,184	$33,151	20.2%

Total revenue increase for the year ended December 31, 2023, compared to 2022, was driven primarily by MACI volume and price growth and the launch of NexoBrid after its commercial availability during the third quarter of 2023. In the years ended December 31, 2022 and 2021, NexoBrid revenue was associated with the delivery of NexoBrid to BARDA for emergency response preparedness.

Seasonality. As a result of the uncertainty and other impacts of the COVID-19 pandemic and the resulting shifts of timing in some revenue, our historically observable seasonality of MACI revenues has been impacted or obscured in 2022 and 2023 and potentially beyond. At this juncture, the pandemic’s effects on our business and results of operations have largely moderated, although there continues to be a level of uncertainty whether MACI seasonality will return to pre-pandemic patterns. In the last five years through 2023, MACI sales volumes from the first through the fourth quarter on average represented 20% (18%-22% range), 22% (16%-24% range), 23% (21%-26% range) and 35% (33%-38% range) respectively, of total annual volumes. Historically, MACI orders are normally stronger in the fourth quarter due to several factors including the satisfaction by patients of insurance deductible limits and the time of year patients prefer to start rehabilitation. Due to the low incidence and variable occurrence of severe burns, Epicel revenue has inherent variability from quarter-to-quarter and does not exhibit significant seasonality.

Gross Profit

Gross profit increased for the year ended December 31, 2023, compared to the same period in 2022, driven by higher MACI volume and price growth.

Research and Development Expenses

The following table summarizes research and development expenses, which include materials, professional fees and an allocation of employee-related salary and fringe benefit costs for our research and development projects:

	Year Ended December 31,			2023 vs. 2022
(In thousands)	2023	2022	2021	Change $	Change %
MACI	$13,813	$11,969	$9,170	$1,844	15.4%
Epicel	3,885	4,924	4,061	(1,039)	(21.1)%
NexoBrid	3,344	3,050	3,056	294	9.6%
Total research and development expenses	$21,042	$19,943	$16,287	$1,099	5.5%

Research and development expenses for the year ended December 31, 2023 were $21.0 million, compared to $19.9 million for 2022. The increase is primarily due to $1.6 million of professional services largely related to the MACI arthroscopic development program costs in 2023, a $0.7 million increase in headcount and employee expenses and lower reimbursement of expenses from MediWound related to the NexoBrid BLA resubmission that occured in the first half of 2022. partially offset by lower stock compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2023 were $121.0 million, compared to $106.9 million for 2022. The increase in selling, general and administrative expenses is primarily due to a $8.1 million increase in headcount and employee expenses, an increase of $3.3 million associated with the Burlington lease which commenced in June of 2023, and additional travel and in person events across the commercial organization, partially offset by lower stock compensation expense.

Total Other Income

The change in total other income for the year ended December 31, 2023, was due primarily to fluctuations in the rates of return on our investments in various marketable debt securities partially offset by interest expense related to our Revolving Credit Agreement.

Income Tax Expense

For the years ended December 31, 2023 and December 31, 2022, we recorded $0.8 million and $0.7 million, respectively, of income tax expense as a result of state income taxes primarily due to the elimination of the option to deduct research and development expenditures immediately in the year incurred and instead amortize such expenditures over five years for tax purposes. We continue to maintain a full valuation allowance on all of our net deferred tax assets.

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

Stock-based Compensation Expense

Non-cash stock-based compensation expense is summarized in the following table:

	Year Ended December 31,			2023 vs. 2022
(In thousands)	2023	2022	2021	Change $	Change %
Cost of product sales	$2,970	$3,630	$3,681	$(660)	(18.2)%
Research and development	3,705	5,261	4,120	(1,556)	(29.6)%
Selling, general and administrative	25,650	28,292	26,521	(2,642)	(9.3)%
Total non-cash stock-based compensation expense	$32,325	$37,183	$34,322	$(4,858)	(13.1)%

The decrease in stock-based compensation expense for the year ended December 31, 2023, is due primarily to fluctuations in stock prices and the mix of service-based options and restricted stock units, which impacts the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Comparison of the Periods Ended December 31, 2022 and 2021

For a comparison of our results of operations for the fiscal years ended December 31, 2022 and December 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$35,311	$17,687	$29,040
Net cash used in investment activities	(3,130)	(36,206)	(3,501)
Net cash provided by financing activities	3,618	1,045	9,171
Net increase (decrease) in cash, cash equivalents, and restricted cash	$35,799	$(17,474)	$34,710

For a discussion of our liquidity and capital resources related to our cash flow activities for the fiscal year ended December 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.

Net Cash Provided by Operating Activities

Our cash, cash equivalents, and restricted cash totaled $86.9 million, short-term investments totaled $40.5 million and long-term investments totaled $25.3 million as of December 31, 2023. The $35.3 million of net cash provided by operations in 2023, was primarily the result of non-cash charges of $32.3 million related to stock compensation expense, $6.1 million in operating lease amortization and $4.6 million in depreciation and amortization expense, offset by a net loss of $3.2 million and a net decrease of $4.1 million related to movements in our working capital accounts. The overall decreases in cash from our working capital accounts were primarily driven by an increase in accounts receivable due to an increase in sales volume, offset by a decrease in inventory due to usage for production needs, an increase of accounts payable and accrued expenses due to timing of payments and receipts of tenant improvement allowances which exceeded payments on operating leases amortization.

Our cash, cash equivalents and restricted cash totaled $51.1 million, short-term investments totaled $68.5 million and long-term investments totaled $20.0 million as of December 31, 2022. The $17.7 million of net cash provided by operations in 2022, was primarily the result of non-cash charges of $37.2 million related to stock compensation expense, $4.2 million in operating lease amortization and $4.0 million in depreciation and amortization expense, offset by a net loss of $16.7 million and a net decrease of $11.2 million related to movements in our working capital accounts. The overall decreases in cash from our working capital accounts were primarily driven by an increase in accounts receivable due to an increase in sales volume, an increase in inventory due to increased production needs and payments on operating leases, offset by an increase of accounts payable and accrued expenses due to timing of payments.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2023 was the result of $55.2 million in investment purchases, a $7.5 million regulatory milestone payment to MediWound resulting from the FDA’s approval of the NexoBrid BLA, and $20.0 million of property and equipment purchases primarily for construction in process related to the Burlington Lease partially offset by $79.6 million of investment sales and maturities.

Net cash used in investing activities during the year ended December 31, 2022 was the result of $69.6 million in investments purchases and $7.6 million of property and equipment purchases primarily for manufacturing upgrades, partially offset by $40.9 million of investment sales and maturities through December 31, 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023 was the result of net proceeds from the exercise of stock options and the employee stock purchase plan of $6.0 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $2.3 million.

Net cash provided by financing activities during the year ended December 31, 2021 was the result of net proceeds from the exercise of stock options and the employee stock purchase plan of $3.7 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $1.5 million and payments of debt issuance costs of $1.1 million.

Liquidity

Since our acquisition of MACI and Epicel in 2014, our primary focus has been to invest in our existing commercial business with the goal of growing revenue. We have raised significant funds in order to advance and complete our product development and product life-cycle management programs and to market and commercialize our products, including NexoBrid. To date, we have financed our operations primarily through cash received through MACI, Epicel and NexoBrid sales, debt, and public and private sales of our equity securities. We generated $35.3 million in operating cash flows during 2023 and we may finance our operations through the sales of equity securities, revolver borrowings or other debt financings.

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

Sources of Capital

On August 27, 2021, we entered into a Sales Agreement with Leerink Partners (f/k/a SVB Leerink LLC), as sales agent, pursuant to which we may offer and sell up to $200.0 million of shares of our common stock, no par value per share (“ATM Shares”). The ATM Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to an automatically effective shelf registration statement on Form S-3ASR (File No. 333-259119) filed by us on August 27, 2021, which expires three years from the filing date. We also filed a prospectus supplement relating to the offering and sale of the ATM Shares on August 27, 2021. We are not obligated to make any sales of ATM Shares, and Leerink Partners is not required to sell any specific number or dollar amount of the ATM Shares under the Sales Agreement. As of December 31, 2023, we have sold no shares pursuant to the Sales Agreement.

On July 29, 2022, we entered into a $150.0 million five-year senior secured revolving credit agreement by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (the “Revolving Credit Agreement”). We have no immediate plans to borrow under the Revolving Credit Agreement, but we may use the facility for working capital needs and other general corporate purposes. As of December 31, 2023, there are no outstanding borrowings under the Revolving Credit Agreement, and we are in compliance with all applicable covenant requirements. See Note 8, “Revolving Credit Agreement” in the accompanying consolidated financial statements for further details.

Contractual Obligations

We lease facilities in Ann Arbor, Michigan, Cambridge, Massachusetts and Burlington, Massachusetts. The Cambridge facilities include clean rooms, laboratories for MACI and Epicel manufacturing and office space. We also pay for use of two offsite warehouse spaces and lease computer equipment. Total remaining obligations related to operating leases are $157.1 million, with $20.7 million of tenant improvement allowances allowed for, as of December 31, 2023.

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

Our total purchase commitments consist of minimum purchase amounts of raw materials and finished goods used in our cell manufacturing process to manufacture our marketed cell therapy products and total $19.3 million as of December 31, 2023, as well as usage of offsite warehouse space. The total remaining contractual obligations related to the warehouse agreement are $3.8 million as of December 31, 2023. See Note 15, “Commitments and Contingencies” in our accompanying consolidated financial statements for further information.

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

Revenue Recognition and Net Product Sales

Revenue from sales to a customer is recognized in accordance with ASC 606, Revenue Recognition. We recognize product revenue from sales to a customer following the five-step model in ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. Under this revenue standard, we recognize revenue when our customer obtains control of the promised goods, in an amount that reflects the consideration which we expect to receive in exchange for those goods.

MACI Implants

We contract with two specialty pharmacies, Orsini Pharmaceutical Services, Inc. (“Orsini”) and AllCare Plus Pharmacy, Inc. (“AllCare”) to distribute MACI in a manner in which we retain the credit and collection risk from the end customer. We pay each specialty pharmacy a fee in each instance when it dispenses MACI for use in treating a patient. Both Orsini and AllCare perform collection activities to collect payment from customers. In addition, we sell MACI directly to hospitals pursuant to an agreed upon purchase order and to a distributor, DMS Pharmaceutical Group, Inc. (“DMS”) at a contracted rate for the treatment of patients at military facilities throughout the U.S. We engage a third party to provide services in connection with a patient support program to manage patient cases and to ensure that complete and correct billing information is provided to the insurers and hospitals.

Prior authorization and confirmation of coverage level by the patient’s private insurance plan, hospital or government payer is a prerequisite to the shipment of product to a patient. We recognize product revenue from sales of all MACI implants upon delivery at which time the customer obtains control of the implant and the claim is billable. The total consideration which we expect to collect in exchange for MACI implants (the “Transaction Price”) may be fixed or variable. Direct sales to hospitals or distributors are recorded at a contracted price, and there are typically no forms of variable consideration.

When we sell MACI through its specialty pharmacies, we are typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of our contractual arrangements. We estimate expected collections for these transactions using the portfolio approach. We record a reduction to revenue at the time of sale for the estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for our accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. We assess risk and determine a loss percentage by pooling accounts receivable based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information.

Changes in estimates of the Transaction Price are recorded through revenue in the period in which such change occurs and relate primarily to changes in the initial expected reimbursement or collection expectation upon completion of the billing claims process for MACI implants that occurred in a prior period. A 50 basis points change to the estimated uncollectible percentage could result in approximately $0.4 million decrease or increase in the revenue recognized for the year ended December 31, 2023.

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

Stock-Based Compensation

The accounting for stock-based compensation requires us to determine the fair value of common stock issued in the form of stock option awards and restricted stock units. The fair value of restricted stock units held by employees and non-employee directors is determined based on the fair value of our common stock on the date of the grant. We use the value of our common stock at the date of the grant in the calculation of the fair value of our share-based awards. The fair value of stock options held by our employees and non-employee directors is determined using a Black-Scholes option valuation method, which is a valuation technique that is acceptable for share-based payment accounting. Key assumptions in determining fair value include volatility, risk-free interest rate, dividend yield and expected term. The assumptions used in calculating the fair value of stock options represent our best estimates; however, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future. In addition, we estimate the expected forfeiture rate and only recognize expense for those stock options expected to vest over the service period. We estimate the forfeiture rate considering the historical experience of our stock-based awards. If the actual forfeiture rate is different from the estimate, we adjust the expense accordingly. We record the expense for stock options and restricted stock units using a graded-vesting attribution method.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2023, we held marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying consolidated balance sheet included in this Form 10-K. The fair value of our cash equivalents and marketable securities is subject to changes in market interest rates. Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable debt securities. We believe that probable near-term changes in interest rates would not materially affect our financial condition, results of operations or cash flows. We do not currently use interest rate derivative instruments or hedging transactions to manage exposure to interest rate changes of our investments. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $0.5 million decrease in the fair value of our investment portfolio as of December 31, 2023.

We are also subject to interest rate risks in connection with our Revolving Credit Agreement, which is variable rate indebtedness. As of December 31, 2023, there were no borrowings outstanding under the Revolving Credit Agreement. To the extent that we have outstanding borrowings under the Revolving Credit Agreement, we may increase our exposure to risk from interest rate fluctuations which may have a negative impact on our earnings and cash flows.

We have evaluated the potential credit risk exposure for our accounts receivable and available-for sale investment securities in accordance with ASC 326, Financial Instruments - Credit Losses. See Note 3 and Note 6 in the accompanying consolidated financial statements located under Item 8 of this Annual Report on Form 10-K for further discussion.

We operate in the U.S. only. We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities due to vendors in countries outside the U.S., which are typically paid in Euros. We do not enter into hedging transactions and do not purchase derivative instruments.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Vericel Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Vericel Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Contractual Allowances Related to MACI Sales Subject to Third Party Reimbursement

As described in Note 3 to the consolidated financial statements, when the Company sells MACI to patients, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. The Company records a reduction of revenue at the time of sale for its estimate of the amount of consideration that will not be collected. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. As of December 31, 2023, the allowance for uncollectible consideration was $5.6 million.

The principal considerations for our determination that performing procedures relating to contractual allowances related to MACI sales subject to third party reimbursement is a critical audit matter are (i) the significant judgment by management when developing the estimates of contractual allowances and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures related to historical collection experience from the payer.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition, including controls relating to MACI sales subject to third party reimbursement, as well as the assumptions used to estimate the contractual allowance. These procedures also included, among others, (i) testing management’s process for developing the estimates of contractual allowances; (ii) evaluating the appropriateness of the methodology used by management; (iii) testing the completeness and accuracy of underlying data; and (iv) evaluating the reasonableness of the significant assumptions used by management related to historical collection experience from the payer by testing, on a sample basis, historical collection data, current contracted rates, publicly available rates or government fee schedules.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 29, 2024

We have served as the Company’s auditor since at least 1996, which is when the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company.

VERICEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$69,088	$51,067
Restricted cash	17,778	—
Short-term investments	40,469	68,471
Accounts receivable (net of allowance for doubtful accounts of $43 and $47, respectively)	58,356	46,539
Inventory	13,087	15,986
Other current assets	6,853	4,803
Total current assets	205,631	186,866
Property and equipment, net	41,635	15,837
Intangible assets, net	6,875	7,500
Right-of-use assets	73,462	41,535
Long-term investments	25,283	19,962
Other long-term assets	771	1,303
Total assets	$353,657	$273,003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,347	$16,930
Accrued expenses	17,215	16,190
Current portion of operating lease liabilities	6,187	4,302
Other current liabilities	—	41
Total current liabilities	45,749	37,463
Operating lease liabilities	81,856	43,268
Other long-term liabilities	100	—
Total liabilities	127,705	80,731
COMMITMENTS AND CONTINGENCIES (Note 15)
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 47,829 and 47,253, respectively	629,229	593,245
Accumulated other comprehensive loss	(100)	(978)
Accumulated deficit	(403,177)	(399,995)
Total shareholders’ equity	225,952	192,272
Total liabilities and shareholders’ equity	$353,657	$273,003

The accompanying notes to consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Product sales, net	$197,516	$163,698	$153,075
Other revenue	—	667	3,109
Total revenue	197,516	164,365	156,184
Cost of product sales	61,940	54,577	50,159
Gross profit	135,576	109,788	106,025
Research and development	21,042	19,943	16,287
Selling, general and administrative	120,998	106,903	97,592
Total operating expenses	142,040	126,846	113,879
Loss from operations	(6,464)	(17,058)	(7,854)
Other income (expense):
Interest income	4,632	1,341	224
Interest expense	(600)	(366)	(4)
Other income	64	95	52
Total other income	4,096	1,070	272
Loss before income taxes	(2,368)	(15,988)	(7,582)
Income tax expense (benefit)	814	721	(111)
Net loss	$(3,182)	$(16,709)	$(7,471)
Net loss per common share:
Basic	$(0.07)	$(0.35)	$(0.16)
Diluted	$(0.07)	$(0.35)	$(0.16)
Weighted-average common shares outstanding:
Basic	47,590	47,130	46,472
Diluted	47,590	47,130	46,472

The accompanying notes to consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(3,182)	$(16,709)	$(7,471)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	878	(824)	(168)
Comprehensive loss	$(2,304)	$(17,533)	$(7,639)

The accompanying notes to consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Gain (Loss)	Deficit	Equity
BALANCE, DECEMBER 31, 2020	45,804	$510,061	$14	$(375,815)	$134,260
Net loss				(7,471)	(7,471)
Stock-based compensation expense		34,322			34,322
Stock option exercises	968	9,928			9,928
Shares issued under the Employee Stock Purchase Plan	43	1,256			1,256
Issuance of stock for restricted stock unit vesting	96				—
Restricted stock withheld for employee tax remittance	(31)	(1,665)			(1,665)
Unrealized loss on investments			(168)		(168)
BALANCE, DECEMBER 31, 2021	46,880	553,902	(154)	(383,286)	170,462
Net loss				(16,709)	(16,709)
Stock-based compensation expense		37,183			37,183
Stock option exercises	234	2,401			2,401
Shares issued under the Employee Stock Purchase Plan	49	1,251			1,251
Issuance of stock for restricted stock unit vesting	134				—
Restricted stock withheld for employee tax remittance	(44)	(1,492)			(1,492)
Unrealized loss on investments			(824)		(824)
BALANCE, DECEMBER 31, 2022	47,253	593,245	(978)	(399,995)	192,272
Net loss				(3,182)	(3,182)
Stock-based compensation expense		32,325			32,325
Stock option exercises	378	4,737			4,737
Shares issued under the Employee Stock Purchase Plan	54	1,263			1,263
Issuance of stock for restricted stock unit vesting	224				—
Restricted stock withheld for employee tax remittance	(80)	(2,341)			(2,341)
Unrealized gain on investments			878		878
BALANCE, DECEMBER 31, 2023	47,829	$629,229	$(100)	$(403,177)	$225,952

The accompanying notes to consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net loss	$(3,182)	$(16,709)	$(7,471)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	4,632	3,981	2,965
Stock-based compensation expense	32,325	37,183	34,322
Amortization of premiums and discounts on marketable securities	(824)	107	949
Amortization of debt issuance costs	215	90	—
Non-cash lease costs	6,070	4,222	4,422
Other	39	22	7
Changes in operating assets and liabilities:
Inventory	2,899	(2,605)	(4,025)
Accounts receivable	(11,817)	(9,102)	(2,933)
Other current assets	(1,733)	(557)	(353)
Accounts payable	3,049	1,437	1,491
Accrued expenses	1,025	2,145	2,752
Operating lease liabilities	2,513	(2,527)	(3,086)
Other non-current assets and liabilities, net	100	—	—
Net cash provided by operating activities	35,311	17,687	29,040
Investing activities:
Purchases of investments	(55,225)	(69,554)	(60,021)
Sales and maturities of investments	79,608	40,944	64,435
Expenditures for property and equipment	(20,013)	(7,596)	(7,915)
Purchases of intangible assets	(7,500)	—	—
Net cash used in investing activities	(3,130)	(36,206)	(3,501)
Financing activities:
Net proceeds from common stock issuance	6,000	3,652	11,184
Debt issuance costs	—	(1,076)	—
Payments on employee's behalf for taxes related to vesting of restricted stock unit awards	(2,341)	(1,492)	(1,665)
Other	(41)	(39)	(348)
Net cash provided by financing activities	3,618	1,045	9,171
Net increase (decrease) in cash, cash equivalents, and restricted cash	35,799	(17,474)	34,710
Cash, cash equivalents, and restricted cash at beginning of period	51,067	68,541	33,831
Cash, cash equivalents, and restricted cash at end of period	$86,866	$51,067	$68,541

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Non-cash information:
Right-of-use asset and lease liability recognized	$37,960	$137	$192
Additions to property and equipment and intangible assets included in accounts payable	10,152	7,824	1,373
Restricted stock held for employee tax remittance included in accounts payable	—	—	46
Cash information:
Interest paid	$383	$109	$4
Taxes paid	$1,166	$—	$379

	Year Ended December 31,
	2023	2022	2021
Reconciliation of amounts within the consolidated balance sheets:
Cash and cash equivalents	$69,088	$51,067	$68,330
Restricted cash	17,778	—	211
Total cash, cash equivalents, and restricted cash at end of period	$86,866	$51,067	$68,541

The accompanying notes to consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

Vericel Corporation, a Michigan corporation (together with its consolidated subsidiaries referred to herein as the Company, or Vericel), was incorporated in March 1989 and began employee-based operations in 1991. The Company is a fully-integrated, commercial-stage biopharmaceutical company and is a leading provider of advanced therapies for the sports medicine and severe burn care markets. Vericel currently markets three commercial-stage products in the U.S., MACI®, Epicel® and NexoBrid®.

MACI (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Epicel (cultured epidermal autografts) is a permanent skin replacement for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (“TBSA”). The Company also holds an exclusive license from MediWound Ltd. (“MediWound”) for North American rights to NexoBrid (anacaulase-bcdb), a topically administered biological orphan product containing proteolytic enzymes, which is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. Following the FDA’s approval of a Biologics License Application for NexoBrid on December 28, 2022, the Company began commercial sales of NexoBrid in the U.S. during the third quarter of 2023. The Company operates its business primarily in the U.S. in one reportable segment - the research, product development, manufacture and distribution of cellular therapies and specialty biologics for use in the treatment of specific conditions.

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

COVID-19

On May 11, 2023, the U.S. Department of Health and Human Services announced the expiration of the federal Public Health Emergency for COVID-19. At this juncture, the pandemic’s effects on the Company’s business and results of operations have largely moderated and it has seen a return to more normal operations. Should a resurgence of COVID-19 occur, or new virus variants emerge, it could result in additional disruptions that could impact the Company’s business and operations in the future, including U.S. hospital or surgical center staffing shortages, periodic cancellation or delay of elective MACI surgical procedures, intermittent restrictions on the ability of Company personnel to travel and access customers for selling, marketing, training, case support and product development feedback, delays in approvals by regulatory bodies, delays in product development efforts, and additional government requirements or other incremental mitigation efforts that may further impact the Company’s capacity to manufacture, sell and support the use of its products.

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

Liquidity

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2023, the Company had an accumulated deficit of $403.2 million and had a net loss of $3.2 million for the year ended December 31, 2023. The Company had cash and cash equivalents of $69.1 million and investments of $65.8 million as of December 31, 2023. The Company expects that cash from the sales of its products and existing cash, cash equivalents, investments, and available borrowing capacity will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these consolidated financial statements. If revenues decline for a sustained period, the Company may need to access additional capital; however, the Company may not be able to obtain additional financing on acceptable terms or at all. The terms of any additional financing may adversely affect the holdings or the rights of the Company’s shareholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and investments in marketable debt securities. The Company may maintain deposits in financial institutions in excess of the insurance coverage offered by the Federal Deposit Insurance Corporation, the loss of which could have a negative effect on its operations and liquidity. The Company believes that it is not exposed to significant credit risk as its deposits, including cash and cash equivalents, are held at multiple high credit quality financial institutions. The Company has not experienced any losses on these deposits; however no assurances can be provided that there will not be losses experienced in the future. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated based on the fact that many of these securities are either government-backed or of high credit rating.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates reflected in the Company’s consolidated financial statements include, but are not limited to, certain judgments regarding revenue recognition, inventory valuation, stock option valuation, lease valuation, deferred tax assets and liabilities and accrued expenses. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments reflected in these consolidated financial statements or a revision of the carrying value of its assets or liabilities as of the issuance of these consolidated financial statements. These estimates may change as new events occur and additional information is obtained. Actual results could materially differ from those estimates.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase and consist primarily of demand deposits, money market funds, U.S. government securities, U.S. government agency bonds and commercial paper.

Restricted Cash

Restricted cash as of December 31, 2023, represents amounts in a construction escrow account. See Note 5, “Leases” for further discussion.

Investments

Investments classified as short-term have maturities of less than one year. Investments classified as long-term are those that: (i) have a maturity of greater than one year, and (ii) the Company does not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. The Company’s investment strategy is to buy short-duration marketable securities with a high credit rating. As of December 31, 2023 and 2022, all marketable securities held by the Company had remaining contractual maturities of three years or less.

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

The Company has options to renew lease terms for facilities and other assets. Some leases contain clauses for renewal at the Company’s option with renewal terms that generally extend the lease term from 1 to 10 years. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option on the basis of economic factors. Certain lease agreements contain options to terminate the lease. A portfolio approach is applied to certain lease contracts with similar characteristics.

The Company uses a discount rate to calculate the present value of lease payments in order to determine lease classification and measurement of the lease asset and liability. In the absence of a rate of interest that is readily determinable in the contract, the Company estimates the incremental borrowing rate (“IBR”) for each lease based on the information available at commencement. The IBR reflects the rate of interest that the Company would pay on the lease commencement date to borrow an amount equal to the lease payments on a collateralized basis over a similar term in similar economic environments.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. No impairment was identified or recorded during the years ended December 31, 2023, 2022 and 2021.

Revenue Recognition

The Company recognizes product revenue from sales to a customer following the five step model in Accounting Standards Codification 606, Revenue Recognition (“ASC 606”): (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation. Under this revenue standard, the Company recognizes revenue when its customer obtains control of the promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods. There are no contractual rights of returns, refunds or similar obligations related to MACI, MACI biopsy kits or Epicel; however, in certain limited cases the Company will accept a product return if a surgery is canceled. Revenue is not recognized in certain canceled cases. There are limited contractual rights of returns, refunds, or similar obligations related to NexoBrid.

For MACI, MACI biopsy kits, Epicel and NexoBrid, there are no variable pricing arrangements related to warranties or rebates offered to customers. The majority of orders are due within 30 to 90 days of delivery. Shipping and handling fees are included as a component of revenue. The Company recognizes any commission fees as an expense when incurred. These fees are included in selling, general, and administrative expenses. See Note 3, “Revenue” for further discussion on revenues.

Research and Development Expense

Research and development expenses are expensed as incurred. These expenditures relate to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of consumers and patients.

Stock-Based Compensation

The Company’s accounting for stock-based compensation requires it to determine the fair value of common stock issued in the form of stock option awards and restricted stock units. The fair value of restricted stock units held by employees and non-employee directors is determined based on the fair value of the Company’s common stock on the date of the grant. Compensation expense is recorded for restricted stock units that are expected to vest over the expected vesting period. The fair value of stock options held by employees and non-employee directors is determined using a Black-Scholes option valuation method. Key assumptions in determining fair value include volatility, risk-free interest rate, dividend yield and expected term. The assumptions used in calculating the fair value of stock options represent the Company’s best estimates; however, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future. In addition, the Company estimates the expected forfeiture rate and only recognizes expense for those stock options expected to vest over the service period. The estimated forfeiture rate considers the historical experience of the Company’s stock-based awards. If the actual forfeiture rate is different from the estimate, expense is adjusted accordingly. The Company records the expense for stock options and restricted stock units using a graded-vesting attribution method.

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

Recent Accounting Pronouncements

No new accounting standards were adopted during the year ended December 31, 2023. The Company considers the applicability and impact of any recent Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”), as noted below.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure requirements must be applied retrospectively to all prior periods presented in the financial statements. The effective date for the standard is for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, to provide more detailed income tax disclosure requirements. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

3. Revenue

Revenue Recognition and Product Sales, Net

As disclosed in Note 2, the Company recognizes product revenue from sales of MACI biopsy kits, MACI implants, Epicel grafts, and NexoBrid following the five-step model in Accounting Standards Codification 606, Revenue Recognition.

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

When the Company sells MACI through its specialty pharmacies, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The Company assesses risk and determines a loss percentage by pooling accounts receivable based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information. This loss percentage was applied to the accounts receivables as of December 31, 2023. The total allowance for uncollectible consideration was $5.6 million and $6.1 million as of December 31, 2023, and 2022, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact on the revenue recognized. A 50 basis points change to the estimated uncollectible percentage could result in an approximately $0.4 million decrease or increase in the revenue recognized for the year ended December 31, 2023.

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

NexoBrid

The Company entered into exclusive license and supply agreements with MediWound in May 2019, pursuant to which MediWound will manufacture and supply NexoBrid on a unit price basis, which may be increased pursuant to the terms of the agreements. Additionally, beginning in 2020 the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) procured quantities of NexoBrid from MediWound, for use as a medical countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. The initial, quarterly, procurement of NexoBrid by BARDA under its agreement with MediWound completed during the third quarter of 2022. The Company recognized revenue based on a percentage of gross profits for sales of NexoBrid to BARDA upon delivery, at which time BARDA was in control of the product. As of December 31, 2023, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product procured by BARDA.

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

Additionally, on December 28, 2022, the FDA approved a BLA for NexoBrid, granting a license for commercial use in the U.S. NexoBrid is a topically-administered biological orphan product containing proteolytic enzymes, which is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. In September 2023, the Company announced the U.S. commercial availability of NexoBrid and subsequently commenced commercial sales of the product.

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

Revenue by Product and Customer

The following table and descriptions below show the products from which the Company generated its revenue for the periods indicated:

	Year Ended December 31,
Revenue by product (in thousands)	2023	2022	2021
MACI implants and kits
Implants based on contracted rate sold through a specialty pharmacy (a)	$105,948	$81,388	$71,969
Implants subject to third party reimbursement sold through a specialty pharmacy (b)	22,203	18,695	16,000
Implants sold direct based on contracted rates (c)	27,484	24,261	18,714
Implants sold direct subject to third-party reimbursement (d)	4,921	3,499	2,821
Biopsy kits - direct bill	2,087	2,090	2,194
Change in estimates related to prior periods (e)	2,157	2,034	(144)
Total MACI implants and kits	164,800	131,967	111,554
Epicel
Direct bill (hospital)	31,574	31,731	41,521

NexoBrid revenue (f)	1,142	667	3,109
Total revenue	$197,516	$164,365	$156,184

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

(f) Represents commercial revenue for the year ended December 31, 2023. In the years ended December 31, 2022 and 2021, represents revenue based on a percentage of gross profits for sales of NexoBrid to BARDA, pursuant to the license agreement between the Company and MediWound (see note 14).

Concentration of Credit Risk

The Company’s total revenue and accounts receivable concentrations from a single customer consisted of the following:

For the year ended and as of	Revenue	Accounts Receivable
December 31, 2022	12%	10%
December 31, 2023	11%	13%

4. Selected Balance Sheet Components

Inventory

Inventory consisted of the following:

	December 31,
(In thousands)	2023	2022
Raw materials	$11,348	$15,101
Work-in-process	1,210	832
Finished goods	529	53
Total inventory	$13,087	$15,986

Property and Equipment

Property and Equipment, net consisted of the following:

	December 31,
(In thousands)	2023	2022
Machinery and equipment	$5,562	$5,041
Furniture, fixtures and office equipment	1,731	1,710
Computer equipment and software	9,116	8,224
Leasehold improvements	14,901	13,689
Construction in process	32,531	5,438
Financing right-of-use lease	—	37
Total property and equipment, gross	63,841	34,139
Less accumulated depreciation	(22,206)	(18,302)
Total property and equipment, net	$41,635	$15,837

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $4.0 million, $4.0 million and $3.0 million, respectively.

Intangible Assets

The Company’s intangible assets of $7.5 million is comprised of a license for NexoBrid, as a result of regulatory approval received on December 28, 2022. The intangible asset is amortized to cost of product sales.

			December 31, 2023			December 31, 2022
(In thousands)	Useful Life (in years)	Amortization Method	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
NexoBrid license	12	Straight-line	$7,500	$(625)	$6,875	$7,500	$—	$7,500

Amortization expense for the year ended December 31, 2023 was $0.6 million. There was no amortization expense recognized during the year ended December 31, 2022.

Future amortization expense of intangible assets as of December 31, 2023 is estimated to be as follows:

(In thousands)	Amount
2024	$625
2025	625
2026	625
2027	625
2028	625
Thereafter	3,750
Total	$6,875

Accrued Expenses

Accrued Expenses consisted of the following:

	December 31,
(In thousands)	2023	2022
Bonus related compensation	$9,757	$7,132
Employee related accruals	3,503	3,101
Insurance reimbursement-related liabilities	3,591	5,030
Other accrued expenses	364	927
Total accrued expenses	$17,215	$16,190

5. Leases

The Company leases facilities in Ann Arbor, Michigan, Cambridge, Massachusetts and Burlington, Massachusetts. The Ann Arbor facility includes office space, and the Cambridge facilities include clean rooms, laboratories for MACI and Epicel manufacturing and office space. The Company also leases offsite warehouse space and other computer-related equipment.

With respect to the Ann Arbor facility, during 2023, the Company entered into an amendment to that lease extending its term until April 30, 2025. Monthly contractual payments range from $17,000 to $18,000.

On January 28, 2022, the Company entered into a lease agreement (the “Burlington Lease”) to lease approximately 126,000 square feet of manufacturing, laboratory and office space in Burlington, Massachusetts (the “Premises”), which is currently being constructed. Once constructed, the Premises will serve as the Company’s new corporate headquarters and primary manufacturing facility.

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

The Company was not involved in the initial construction of the core and shell of the building. On June 1, 2023, the Company gained control of the Premises to begin construction of its tenant improvements. As such, the corresponding right-of-use asset and lease liability of $35.5 million was recorded on the Company’s consolidated balance sheet. As there was not an implicit rate within the lease available, the Company estimated the incremental borrowing rate of 7.7%, based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. The lease term of 13.1 years does not include the lease extension option, as the Company is not reasonably certain to exercise that option. The Company has determined that certain improvements to the Premises are landlord-owned improvements and costs incurred for these improvements are accounted for as a variable lease payment. In the year ended December 31, 2023, the Company recorded a right-of-use asset related to landlord-owned improvements incurred of approximately $2.0 million.

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

For the year ended December 31, 2023, 2022 and 2021, lease expense of less than $0.1 million was recorded related to short-term leases. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $10.3 million, $6.9 million and $7.3 million, respectively, of operating lease expense. For the years ended December 31, 2023, 2022 and 2021, the Company recognized less than $0.1 million of financing lease expense.

Operating and finance lease assets and liabilities are as follows:

		December 31,
(In thousands)	Classification	2023	2022
Assets
Operating	Right-of-use assets	$73,462	$41,535
Finance	Property and equipment, net	—	37
Total leased assets		$73,462	$41,572
Liabilities
Current
Operating	Current portion of operating lease liabilities	$6,187	$4,302
Finance	Other current liabilities	—	41
Non-current
Operating	Operating lease liabilities	81,856	43,268
Total leased liabilities		$88,043	$47,611

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities was $1.7 million, $5.3 million, and $6.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Future minimum lease payments under non-cancellable leases as of December 31, 2023 are as follows:

(In thousands)	Total
2024	$11,890
2025	13,677
2026	13,969
2027	14,351
2028	14,743
Thereafter	88,486
Total lease payments	$157,116
Less: tenant improvement allowances	(20,721)
Less: interest	(48,352)
Present value of lease liabilities	$88,043

Lease terms and discount rates are as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	10.0	8.9
Finance leases	—	0.5
Weighted-average discount rate
Operating leases	6.8%	5.4%
Finance leases	—%	5.0%

6. Investments

Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities:

	December 31, 2023
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses	Estimated Fair Value
Commercial paper	$3,638	$1	$—	$—	$3,639
Corporate notes	47,228	—	(69)	—	47,159
U.S. government securities	983	—	—	—	983
U.S. government agency bonds	14,003	—	(32)	—	13,971
	$65,852	$1	$(101)	$—	$65,752
Classified as:
Short-term investments					$40,469
Long-term investments					25,283
					$65,752

	December 31, 2022
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses	Estimated Fair Value
Commercial paper	$15,707	$—	$(101)	$—	$15,606
Corporate notes	52,159	—	(831)	—	51,328
U.S. government agency bonds	21,545	—	(46)	—	21,499
	$89,411	$—	$(978)	$—	$88,433
Classified as:
Short-term investments					$68,471
Long-term investments					19,962
					$88,433

There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2023 or 2022.

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

As of December 31, 2023, there were 2,572,326 shares available for future grant under the 2022 Plan.

Stock Compensation Expense

Non-cash stock-based compensation expense (service-based stock options, restricted stock units and employee stock purchase plan) is summarized in the following table:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cost of product sales	$2,970	$3,630	$3,681
Research and development	3,705	5,261	4,120
Selling, general and administrative	25,650	28,292	26,521
Total non-cash stock-based compensation expense	$32,325	$37,183	$34,322

Service-Based Stock Options

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

	Year Ended December 31,
Service-Based Stock Options	2023	2022	2021
Expected dividend rate	—%	—%	—%
Expected stock price volatility	62.5 - 66.7%	63.8 - 75.3%	71.5 - 76.7%
Risk-free interest rate	3.4 - 4.7%	1.5 - 4.4%	0.53 -1.5%
Expected life (years)	5.5	5.3 - 6.3	5.3 - 6.3
Weighted-average grant date fair value	$18.85	$19.83	$32.96

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2022	6,609,147	$24.89	6.8	$56,708
Granted	607,947	30.90
Exercised	(377,597)	12.55
Expired	(41,004)	45.21
Forfeited	(81,807)	37.96
Outstanding at December 31, 2023	6,716,686	$25.85	6.16	$88,387
Exercisable at December 31, 2023	4,967,797	$22.16	5.45	$82,288

As of December 31, 2023, 6,525,103 shares are vested and expected to vest. As of December 31, 2023, there was approximately $20.4 million of total unrecognized compensation cost related to non-vested service-based stock options granted under the 2022 Plan and the Prior Plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

The total intrinsic value of stock options exercised for the years ended December 31, 2023, 2022, and 2021 was $7.5 million, $5.4 million and $39.5 million, respectively.

Restricted Stock Units

The following table summarizes the activity for restricted stock units for the indicated periods:

Restricted Stock Units	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	648,174	$34.86
Granted	564,449	30.36
Vested	(224,142)	32.34
Forfeited	(57,545)	33.01
Unvested at December 31, 2023	930,936	$32.85

The weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2023, 2022, and 2021 was $30.36, $33.71 and $52.07, respectively.

At December 31, 2023 the total unrecognized compensation cost related to the restricted stock units was $17.2 million, and the weighted-average period over which that cost is expected to be recognized was 2.6 years. The total fair value of restricted stock units vested in the years ended December 31, 2023 and 2022 was $6.8 million and $4.6 million respectively.

Employee Stock Purchase Plan

Employees are able to purchase stock under the ESPP. The ESPP allows for the issuance of an aggregate of 1.0 million shares of common stock of which 848,470 have been issued since the inception of the benefit in 2015. Participation in this plan is available to substantially all employees. The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period.

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

The Company is permitted to voluntarily prepay borrowings under the Revolving Credit Agreement, in whole or in part, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans (as defined in the Revolving Credit Agreement) and letters of credit exceeds the total Revolving Commitments (as defined in the Revolving Credit Agreement), the Company must prepay the Revolving Loans in an amount equal to such excess. As of December 31, 2023, there are no outstanding borrowings under the Revolving Credit Agreement.

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

9.  Net Loss Per Common Share

A summary of net loss per common share is presented below:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2023	2022	2021
Net loss	$(3,182)	$(16,709)	$(7,471)

Basic weighted-average common shares outstanding	47,590	47,130	46,472
Effect of dilutive stock options and restricted stock units	—	—	—
Diluted weighted-average common shares outstanding	47,590	47,130	46,472

Basic loss per common share	$(0.07)	$(0.35)	$(0.16)
Diluted loss per common share	$(0.07)	$(0.35)	$(0.16)

Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	6,717	6,609	5,670
Restricted stock units	931	648	399

10.  Shareholder’s Equity

At-the-Market Offering

On August 27, 2021, the Company entered into a Sales Agreement with Leerink Partners (f/k/a SVB Leerink LLC), as sales agent, pursuant to which it may offer and sell up to $200.0 million of shares of the Company’s common stock, no par value per share (“ATM Shares”). The ATM Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to an automatically effective shelf registration statement on Form S-3ASR (File No. 333-259119) filed by the Company on August 27, 2021, which expires three years from the filing date. The Company also filed a prospectus supplement relating to the offering and sale of the ATM Shares on August 27, 2021. The Company is not obligated to make any sales of ATM Shares, and Leerink Partners is not required to sell any specific number or dollar amount of the ATM Shares under the Sales Agreement. The Company capitalized certain legal, professional accounting and other third-party fees that were directly associated with in-process stock financings as deferred offering costs until such financings are consummated. As of December 31, 2023, the Company has sold no shares pursuant to the Sales Agreement.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, U.S. government securities, and U.S. government agency bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. There were no transfers into or out of Level 3 from December 31, 2021 to December 31, 2023.

The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2023				December 31, 2022
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$34,672	$34,672	$—	$—	$1,262	$1,262	$—	$—
Commercial paper (a)	4,876	—	4,876	—	15,606	—	15,606	—
Corporate notes	47,159	—	47,159	—	51,328	—	51,328	—
U.S. government agency bonds (a)	13,971	—	13,971	—	27,976	—	27,976	—
U.S. government securities (a)	24,874	—	24,874	—	$—	$—	$—	$—
	$125,552	$34,672	$90,880	$—	$96,172	$1,262	$94,910	$—

(a) Approximately $23.9 million of U.S. government securities and $1.2 million of commercial paper had an original maturity of 90 days or less and is recorded as a cash equivalent as of December 31, 2023. Approximately $6.5 million of U.S. government agency bonds and $8.0 million of commercial paper had an original maturity of 90 days or less and is recorded as a cash equivalent as of December 31, 2022.

The fair values of the cash equivalents and marketable securities are based on observable market prices. The Company’s accounts receivables, accounts payable and accrued expenses are valued at cost which approximates fair value.

12.  Income Taxes

The components of loss before income taxes are summarized as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
U.S.	$(2,381)	$(15,912)	$(7,367)
Foreign	13	(76)	(104)
Loss before income taxes	$(2,368)	$(15,988)	$(7,471)

A reconciliation of income taxes computed using the U.S. federal statutory rate to the taxes reported in the consolidated statements of operations is as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Loss before income taxes	$(2,368)	$(15,988)	$(7,471)
Federal statutory rate	21%	21%	21%
Taxes computed at federal statutory rate	(497)	(3,357)	(1,569)
State and local income taxes	(389)	(630)	(345)
Nondeductible stock-based compensation	(586)	1,168	(4,311)
Federal and state rate change	(704)	574	47
Research and orphan drug credits	362	(644)	(413)
Other	162	267	(87)
Change in valuation allowance	2,466	3,343	6,567
Reported income taxes	$814	$721	$(111)

Deferred tax assets (liabilities) consist of the following:

	Year Ended December 31,
(In thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$4,505	$7,020
Employee benefits and stock-based compensation	24,812	18,028
Research and development costs	5,176	7,530
Intangible assets	962	1,770
Operating lease liabilities	20,849	11,846
Inventory reserve	3,570	2,780
Tax credit carryforward	10,781	11,143
Other, net	12	12
Total deferred tax assets	70,667	60,129
Less: valuation allowance	(49,755)	(47,290)
Total net deferred tax assets	20,912	12,839
Deferred tax liabilities:
Right-of-use assets	(19,296)	(10,891)
Property and equipment, net	(1,616)	(1,948)
Total net deferred tax liabilities	(20,912)	(12,839)
Net deferred tax assets and liabilities	$—	$—

As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards of $11.7 million, of which $8.3 million begin to expire in 2033 and the remainder do not expire but are subject to 80% limitation. As of December 31, 2023, the Company had state net operating loss carryforwards of $16.6 million that begin to expire in 2034. The projected annual limitation on the use of the net operating losses that existed prior to September 17, 2014 resulting from the Company’s change in control in 2014 per Section 382 of the Internal Revenue Code is $0.8 million. As a result, a significant portion of the net operating losses and tax credit carryforwards will expire prior to their utilization, regardless of the level of future profitability. As of December 31, 2023, the Company’s U.S. federal tax credit carryforwards available to offset future profits are $10.8 million. These credit carryforwards expire between 2034 and 2043.

In accordance with the accounting guidance for income taxes, the Company estimates whether recoverability of its deferred tax assets is “more likely than not”, based on forecasts of taxable income in the related tax jurisdictions. In this estimate, the Company uses historical results, projected future operating results based upon approved business plans, eligible carry forward periods, tax planning opportunities and other relevant considerations. Based on these factors, including historical losses incurred by the Company, a full valuation allowance for the deferred tax assets, including the deferred tax assets for the aforementioned net operating losses and credits has been provided, since they are not more likely than not to be realized. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations. The change in the valuation allowance was an increase of $2.5 million and $3.3 million for the years ended December 31, 2023 and 2022, respectively.

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

The Company files U.S. federal and state income tax returns with varying statute of limitations. During the year-ended December 31, 2020, examinations by U.S. tax authorities were completed for 2017 and 2018. Due to the Company’s net operating loss carryforwards, federal income tax returns from incorporation are still subject to examination. The Company files in several state tax jurisdictions and is subject to examination in years ranging from incorporation to 2023.

13. Employee Savings Plan

The Company has a 401(k) savings plan that allows participating employees to contribute a portion of their salary, subject to annual limits and minimum qualifications. The Board may, at its sole discretion, approve Company matching contributions to the plan. The Company made contributions of $1.2 million, $1.1 million and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

14. NexoBrid License and Supply Agreements

On May 6, 2019, the Company entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. The FDA subsequently approved a BLA for the product on December 28, 2022. NexoBrid is a topically-administered biological orphan product, which contains proteolytic enzymes and is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns.

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

In May 2019, the Company paid MediWound $17.5 million in consideration for the license, which was recorded as research and development expense during 2019. In December 2022, the FDA approved the BLA for NexoBrid, which resulted in the achievement of a $7.5 million regulatory milestone payment pursuant to the terms of the license agreement. The Company recorded the $7.5 million milestone for the licensing rights to commercially sell NexoBrid in the U.S. as an intangible asset as of December 31, 2022 (see Note 4, “Selected Balance Sheet Components” for further details). The $7.5 million milestone payment was paid to MediWound in February of 2023.

The Company commenced commercial sales of NexoBrid in the U.S. in September 2023. The Company is obligated to pay MediWound up to $125.0 million, which is contingent upon meeting certain sales milestones. The first sales milestone payment of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to it in North America exceed $75.0 million. As of December 31, 2023, the sales milestone payments are not yet probable and therefore, not recorded as a liability. The Company also will pay MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions. Pursuant to the terms of the Company’s supply agreement with MediWound, MediWound is manufacturing and will continue to manufacture NexoBrid for the Company on a unit price basis, which may be increased pursuant to the terms of the supply agreement. MediWound is obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. Under the supply agreement, the Company possesses the option to extend the initial term of the agreement by an additional 24 months, which it did in May 2022. After the initial term, the Company may extend the supply agreement on an annual basis for up to 10 additional years, at its sole discretion. Under the supply agreement, the Company is permitted to establish an alternate source of supply in certain circumstances, including the event of a supply failure.

Additionally, beginning in 2020 BARDA procured quantities of NexoBrid from MediWound for use as a medical countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. The initial, quarterly, procurement of NexoBrid by BARDA under its agreement with MediWound completed during the third quarter of 2022. As a part of BARDA’s commitment to procure NexoBrid, the Company has received a percentage of gross profit for sales directly to BARDA. As of December 31, 2023, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product procured by BARDA.

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

As of December 31, 2023, the Company had no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

Manufacturing and Supply Agreements

Matricel — On July 1, 2023, the Company renewed its long-term supply agreement with Matricel GmbH (“Matricel”) for the supply of ACI-Maix collagen membranes used in the manufacture of MACI (the “Matricel Supply Agreement”). In the event Matricel is unable to supply the membranes, the Company may license the technology and procure the membranes from another source. The Matricel Supply Agreement provides that Matricel shall supply the ACI-Maix membranes exclusively to the Company during the term of the agreement. The Matricel Supply Agreement is effective until December 31, 2030, with an option to extend its term for three additional years to December 31, 2033. Thereafter, the Matricel Supply Agreement may be renewed for additional three-year periods. Under the terms of the Matricel Supply Agreement, the Company has committed to annual minimum purchase values totaling approximately €12.5 million over the eight-year term.

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

The Company’s purchase commitments consist of minimum purchase amounts of raw materials and finished goods used in the Company’s cell manufacturing process to manufacture its marketed cell therapy products. In addition, the Company also pays for usage of offsite warehouse space.

Future minimum purchase commitments related to the Company’s contractual obligations are as follows:

		Payments Due by Period
Contractual Obligations (In thousands)	Total	2024	2025	2026	2027	2028	More than 5 Years
Purchase commitments	$19,329	$8,271	$1,512	$1,611	$1,909	$2,009	$4,017
Warehouse operating agreement	3,795	1,850	746	788	411	—	—
Total	$23,124	$10,121	$2,258	$2,399	$2,320	$2,009	$4,017

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

Management of the Company evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as attested to in their report which appears in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2023, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2023.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements (see Item 8).
2. All information is included in the Consolidated Financial Statements or Notes thereto.
3. Exhibits:
See Exhibit Index.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of the Company.	8-K	000-22025	4.1	December 17, 2009
3.2	Certificate of Amendment to Restated Articles of Incorporation of the Company dated February 9, 2010.	S-1	333-160044	3.2	March 31, 2010
3.3	Certificate of Amendment to Restated Articles of Incorporation of the Company dated March 22, 2011.	8-K	000-22025	3.1	March 25, 2011
3.4	Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 21, 2014.	8-K	001-35280	3.1	November 24, 2014
3.5	Amended and restated bylaws.	8-K	000-22025	3.1	November 12, 2010
4.1	Description of Capital Stock.	10-K	001-35280	4.5	February 25, 2020
10.1 #	Form of Indemnification Agreement entered into between the Company and each of its directors.	8-K	000-22025	10.1	August 31, 2010
10.2 #	Senior Executive Incentive Bonus Plan.	8-K	000-22025	10.3	March 25, 2011
10.3	Asset Purchase Agreement, dated as of April 19, 2014, by and between the Company and Sanofi.	8-K	001-35280	2.1	April 23, 2014
10.4 #	Second Amended and Restated 2009 Omnibus Incentive Plan.	Sch. 14A	001-35280	Appendix II	October 21, 2014
10.5	Lease Agreement, dated October 21, 2020, by and between the Company and Up 64 Sidney Street, LLC, as amended.	10-K	001-35280	10.7	February 24, 2021
10.6	Lease Agreement, dated January 28, 2022, by and between the Company and NBD Property Owner 2, L.P.	10-Q	001-35280	10.1	May 4, 2022
10.7 #	Vericel Corporation 2015 Employee Stock Purchase Plan.	Sch. 14A	001-35280	Appendix I	March 25, 2015
10.8 #	First Amendment to Executive Employment Agreement by and between Dominick C. Colangelo and the Company, dated September 14, 2017.	8-K	001-35280	10.1	September 19, 2017
10.9**	Amended and Restated Non-Employee Director Compensation Guidelines (Revised May 3, 2023).
10.10 †	Amended and Restated ACI-Maix Supply Agreement, dated March 17, 2018, as amended, by and between the Company and Matricel GMBH.	10-Q	001-35280	10.1	May 8, 2018
10.11 #	2017 Omnibus Incentive Plan.	Sch. 14A	001-35280	Appendix I	March 20, 2017
10.12 #	Form of Incentive Stock Option Award Agreement under the 2017 Omnibus Incentive Plan.	10-K	001-35280	10.49	February 26, 2019
10.13 #	Form of Non-Employee Director Award Agreement under the 2017 Omnibus Incentive Plan.	10-K	001-35280	10.5	February 26, 2019
10.14 #	Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Incentive Plan.	10-K	001-35280	10.51	February 26, 2019
10.15 #	Vericel Corporation Amended and Restated 2019 Omnibus Incentive Plan.	8-K	001-35280	10.1	May 1, 2020
10.16 #	Form of Current Employee Incentive Stock Option Agreement under the 2019 Omnibus Incentive Plan (amended February 15, 2022).	10-Q	001-35280	10.2	May 4, 2022
10.17 #	Form of New Hire Incentive Stock Option Award Agreement under the 2019 Omnibus Incentive Plan(amended February 15, 2022)	10-Q	001-35280	10.3	May 4, 2022
10.18 #	Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the 2019 Omnibus Incentive Plan (amended February 15, 2022).	10-Q	001-35280	10.4	May 4, 2022
10.19 #	Vericel Corporation 2022 Omnibus Incentive Plan.	8-K	001-35280	10.1	April 29, 2022
10.20 #	Vericel Corporation Deferred Compensation Plan.	10-Q	001-35280	10.1	August 2, 2023

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
10.21 #	Vericel Corporation 2022 Omnibus Incentive Plan Restricted Stock Unit Award (Deferred) Agreement for Non-Employee Directors.	10-Q	001-35280	10.2	August 2, 2023
10.22 #	Form of New Hire Incentive Stock Option Agreement under the 2022 Omnibus Incentive Plan amended July 25, 2023.	10-Q	001-35280	10.1	November 8, 2023
10.23 #	Form of Current Employee Incentive Stock Option Agreement under the 2022 Omnibus Incentive Plan amended July 25, 2023.	10-Q	001-35280	10.2	November 8, 2023
10.24 #	Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the 2022 Omnibus Incentive Plan amended July 25, 2023.	10-Q	001-35280	10.3	November 8, 2023
10.25 #	Form of Restricted Stock Unit Award Agreement for Employees under the 2022 Omnibus Incentive Plan (effective April 26, 2022).	10-Q	001-35280	10.9	August 3, 2022
10.26 †	License Agreement between the Company and MediWound LTD., dated May 6, 2019.	10-Q	001-35280	10.9	August 6, 2019
10.27 †	Supply Agreement between the Company and MediWound LTD., dated May 6, 2019.	10-Q	001-35280	10.1	August 6, 2019
10.28 #	First Amendment to Executive Employment Agreement, executed and effective June 3, 2019, by and between the Company and Michael Halpin.	10-Q	001-35280	10.12	August 6, 2019
10.29 #	Employment Agreement, dated January 25, 2021, by and between the Company and Joseph Mara.	8-K	001-35280	10.1	January 25, 2021
10.30 #	Employment Agreement, dated November 4, 2019, by and between the Company and Sean Flynn.	10-K	001-35280	10.43	February 24, 2021
10.31 #	Employment Agreement, dated August 20, 2018, by and between the Company and Dr. Jonathan M. Hopper.	10-K	001-35280	10.44	February 24, 2021
10.32	Eighth Amendment to the Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated May 15, 2022.	10-Q	001-35280	10.5	August 3, 2022
10.33	Third Amendment to the Dispensing Agreement between AllCare Plus Pharmacy, Inc. and the Company, dated May 16, 2022.	10-Q	001-35280	10.6	August 3, 2022
10.34	Revolving Credit Agreement, dated as of July 29, 2022, by and among Vericel Corporation, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A.as administrative agent, sole bookrunner and sole lead arranger.	10-Q	001-35280	10.12	November 9, 2022
21.1**	Subsidiaries of Registrant.
23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97**	Policy for Recoupment of Erroneously Awarded Incentive Compensation.
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date:	February 29, 2024
Vericel Corporation

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on behalf of the registrant on February 29, 2024 by the following persons in the capacities indicated.

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