Form 10-Q
period 2024-03-31
Vericel Corp
filed 2024-05-08
CIK 887359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2024
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

As of April 30, 2024, 48,601,736 shares of Common Stock, no par value per share, were outstanding.

VERICEL CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$62,938	$69,088
Restricted cash	7,804	17,778
Short-term investments	47,710	40,469
Accounts receivable (net of allowance for doubtful accounts of $87 and $43, respectively)	49,934	58,356
Inventory	13,557	13,087
Other current assets	7,775	6,853
Total current assets	189,718	205,631
Property and equipment, net	56,392	41,635
Intangible assets, net	6,719	6,875
Right-of-use assets	73,682	73,462
Long-term investments	29,433	25,283
Other long-term assets	717	771
Total assets	$356,661	$353,657
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,432	$22,347
Accrued expenses	11,026	17,215
Current portion of operating lease liabilities	6,012	6,187
Total current liabilities	36,470	45,749
Operating lease liabilities	86,141	81,856
Other long-term liabilities	154	100
Total liabilities	122,765	127,705
COMMITMENTS AND CONTINGENCIES (Note 12)
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 48,489 and 47,829, respectively	641,180	629,229
Accumulated other comprehensive loss	(245)	(100)
Accumulated deficit	(407,039)	(403,177)
Total shareholders’ equity	233,896	225,952
Total liabilities and shareholders’ equity	$356,661	$353,657

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Product sales, net	$51,281	$41,017
Total revenue	51,281	41,017
Cost of product sales	15,927	14,497
Gross profit	35,354	26,520
Research and development	6,418	5,212
Selling, general and administrative	34,400	29,485
Total operating expenses	40,818	34,697
Loss from operations	(5,464)	(8,177)
Other income (expense):
Interest income	1,762	839
Interest expense	(153)	(145)
Other expense	(7)	(12)
Total other income	1,602	682
Net loss	$(3,862)	$(7,495)
Net loss per common share:
Basic and diluted	$(0.08)	$(0.16)
Weighted-average common shares outstanding:
Basic and diluted	48,141	47,387

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(3,862)	$(7,495)
Other comprehensive (loss) gain:
Unrealized (loss) gain on investments	(145)	342
Comprehensive loss	$(4,007)	$(7,153)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Common Stock		Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2023	47,829	$629,229	$(100)	$(403,177)	$225,952
Net loss	—	—	—	(3,862)	(3,862)
Stock-based compensation expense	—	9,834	—	—	9,834
Stock option exercises	487	6,779	—	—	6,779
Shares issued under the Employee Stock Purchase Plan	9	247	—	—	247
Issuance of stock for restricted stock unit vesting	265	—	—	—	—
Restricted stock withheld for employee tax remittance	(101)	(4,909)	—	—	(4,909)
Unrealized loss on investments	—	—	(145)	—	(145)
BALANCE, MARCH 31, 2024	48,489	$641,180	$(245)	$(407,039)	$233,896

	Common Stock		Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2022	47,253	$593,245	$(978)	$(399,995)	$192,272
Net loss	—	—	—	(7,495)	(7,495)
Stock-based compensation expense	—	8,731	—	—	8,731
Stock option exercises	132	2,009	—	—	2,009
Shares issued under the Employee Stock Purchase Plan	11	216	—	—	216
Issuance of stock for restricted stock unit vesting	183	—	—	—	—
Restricted stock withheld for employee tax remittance	(72)	(2,097)	—	—	(2,097)
Unrealized gain on investments	—	—	342	—	342
BALANCE, MARCH 31, 2023	47,507	$602,104	$(636)	$(407,490)	$193,978

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three months ended March 31,
	2024	2023
Operating activities:
Net loss	$(3,862)	$(7,495)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	1,378	1,158
Stock-based compensation expense	9,834	8,731
Amortization of premiums and discounts on marketable securities	(102)	(290)
Amortization of debt issuance costs	54	54
Non-cash lease costs	1,771	1,112
Other	7	12
Changes in operating assets and liabilities:
Inventory	(470)	616
Accounts receivable	8,422	8,180
Other current assets	(922)	263
Accounts payable	(4,883)	(274)
Accrued expenses	(6,198)	(3,079)
Operating lease liabilities	2,119	(1,128)
Other non-current assets and liabilities, net	54	—
Net cash provided by operating activities	7,202	7,860
Investing activities:
Purchases of investments	(22,555)	(9,787)
Sales and maturities of investments	11,120	21,500
Expenditures for property and equipment	(14,017)	(1,413)
Purchases of intangible assets	—	(7,500)
Net cash (used in) provided by investing activities	(25,452)	2,800
Financing activities:
Net proceeds from common stock issuance	7,026	2,225
Payments on employee’s behalf for taxes related to vesting of restricted stock unit awards	(4,900)	(2,097)
Other	—	(21)
Net cash provided by financing activities	2,126	107
Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,124)	10,767
Cash, cash equivalents, and restricted cash at beginning of period	86,866	51,067
Cash, cash equivalents, and restricted cash at end of period	$70,742	$61,834

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, amounts in thousands)

	Three months ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Non-cash information:
Right-of-use asset and lease liability recognized	$1,991	$419
Additions to property and equipment included in accounts payable	12,115	2,282

	Three months ended March 31,
	2024	2023
Reconciliation to amounts within the condensed consolidated balance sheets:
Cash and cash equivalents	$62,938	$61,834
Restricted cash	7,804	—
Total cash, cash equivalents, and restricted cash at end of period	$70,742	$61,834

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

MACI (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Epicel (cultured epidermal autografts) is a permanent skin replacement for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (“TBSA”). The Company also holds an exclusive license from MediWound Ltd. (“MediWound”) for North American rights to NexoBrid (anacaulase-bcdb), a topically administered biological orphan product containing proteolytic enzymes, which is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. Following the FDA’s approval of a Biologics License Application for NexoBrid on December 28, 2022, the Company began commercial sales of NexoBrid in the U.S. during the third quarter of 2023. The Company operates its business primarily in the U.S. in one reportable segment — the research, product development, manufacture and distribution of cellular therapies and specialty biologics for use in the treatment of specific conditions.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2024, the Company had an accumulated deficit of $407.0 million and had a net loss of $3.9 million during the three months ended March 31, 2024. The Company had cash and cash equivalents of $62.9 million and investments of $77.1 million as of March 31, 2024. The Company expects that cash from the sales of its products and existing cash, cash equivalents, investments, and available borrowing capacity will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these condensed consolidated financial statements. If revenues decline for a sustained period, the Company may need to access additional capital; however, the Company may not be able to obtain additional financing on acceptable terms or at all. The terms of any additional financing may adversely affect the holdings or the rights of the Company’s shareholders.

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

The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024 (“Annual Report”).

Recent Accounting Pronouncements

No new accounting standards were adopted during the three months ended March 31, 2024. The Company considers the applicability and impact of any recent Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”), as noted below:

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

Prior authorization and confirmation of coverage level by the patient’s private insurance plan, hospital or government payer is a prerequisite to the shipment of a MACI implant to a patient. The Company recognizes product revenue from sales of all MACI implants upon delivery at which time the customer obtains control of the implant and the claim is billable. The total consideration that the Company expects to collect in exchange for MACI implants (the “Transaction Price”) may be fixed or variable. Direct sales to hospitals or distributors are recorded at a contracted price, and there are typically no forms of variable consideration.

When the Company sells MACI through its specialty pharmacies, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The Company assesses risk and determines a loss percentage by pooling accounts receivable based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information. This loss percentage was applied to the accounts receivables as of March 31, 2024. The total allowance for uncollectible consideration as of March 31, 2024 and December 31, 2023 was $5.3 million and $5.6 million, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact on the revenue recognized. A 50 basis points change to the estimated uncollectible percentage could result in an approximately $0.4 million decrease or increase in the revenue recognized for the three months ended March 31, 2024.

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

NexoBrid

The Company entered into exclusive license and supply agreements with MediWound in May 2019, pursuant to which MediWound will manufacture and supply NexoBrid on a unit price basis, which may be increased pursuant to the terms of the agreements. Additionally, beginning in 2020 the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) procured quantities of NexoBrid from MediWound, for use as a medical countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. The initial, quarterly, procurement of NexoBrid by BARDA under its agreement with MediWound completed during the third quarter of 2022. The Company recognized revenue based on a percentage of gross profits for sales of NexoBrid to BARDA upon delivery, at which time BARDA was in control of the product. As of March 31, 2024, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product procured by BARDA.

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

Revenue by Product and Customer

The following table and descriptions below show the products from which the Company generated its revenue for the periods indicated:

	Three Months Ended March 31,
Revenue by product (in thousands)	2024	2023
MACI implants and kits
Implants based on contracted rate sold through a specialty pharmacy (a)	$27,196	$22,698
Implants subject to third party reimbursement sold through a specialty pharmacy (b)	3,253	3,485
Implants sold direct based on contracted rates (c)	6,402	6,919
Implants sold direct subject to third-party reimbursement (d)	1,185	501
Biopsy kits - direct bill	565	535
Change in estimates related to prior periods (e)	1,580	52
Total MACI implants and kits	40,181	34,190
Epicel
Direct bill (hospital)	10,664	6,827

NexoBrid (f)	436	—
Total revenue	$51,281	$41,017

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

(f) Represents U.S. commercial revenue of NexoBrid.
4. Selected Balance Sheet Components

Inventory

Inventory consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Raw materials	$10,858	$11,348
Work-in-process	1,745	1,210
Finished goods	954	529
Total inventory	$13,557	$13,087

Property and Equipment

Property and Equipment, net consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Machinery and equipment	$5,822	$5,562
Furniture, fixtures and office equipment	1,647	1,731
Computer equipment and software	9,976	9,116
Leasehold improvements	14,901	14,901
Construction in process	47,474	32,531
Total property and equipment, gross	79,820	63,841
Less accumulated depreciation	(23,428)	(22,206)
Total property and equipment, net	$56,392	$41,635

Depreciation expense for the three months ended March 31, 2024 and 2023 was $1.2 million and $1.0 million, respectively.

Intangible Assets

Intangible assets, net consisted of the following:

			March 31, 2024			December 31, 2023
(In thousands)	Useful Life (in years)	Amortization Method	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
NexoBrid license	12	Straight-line	$7,500	$(781)	$6,719	$7,500	$(625)	$6,875

Amortization expense for the three months ended March 31, 2024 and 2023 was $0.2 million.

Future amortization expense of intangible assets as of March 31, 2024 is estimated to be as follows:

(In thousands)	Amount
Remainder of 2024	$469
2025	625
2026	625
2027	625
2028	625
Thereafter	3,750
Total	$6,719

Accrued Expenses

Accrued Expenses consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Bonus-related compensation	$3,932	$9,757
Employee-related accruals	3,394	3,503
Insurance reimbursement-related liabilities	3,385	3,591
Other accrued expenses	315	364
Total accrued expenses	$11,026	$17,215

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

In April 2023, in connection with the Burlington Lease, the Company entered into a construction escrow agreement (the “Construction Escrow Agreement”) with the facility’s landlord and an escrow agent. Pursuant to the terms of the Construction Escrow Agreement, in April 2023, the Company began funding, into an escrow account maintained by the escrow agent, a portion of its share of tenant improvement construction costs at the facility, which are designated as restricted cash. At the same time, the facility’s landlord began funding a portion of its tenant improvement allowance through a separate escrow account. The Company funded the remaining 50% of its required cost amount, or approximately $28.3 million, with cash on hand, pursuant to the Construction Escrow Agreement in April 2024.

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

The annual base rent of the Burlington Lease is initially $57 per square foot per year, subject to annual increases of 2.5%. Monthly contractual payments are expected to range from $0.6 million to $0.8 million. Additionally, the Company is responsible for reimbursing the landlord for the Company’s share of the Premises’ property taxes and certain other operating expenses. The Burlington Lease also provides for a tenant improvement allowance from the landlord in an amount equal to $200 per square foot of the Premises, or approximately $24.4 million. The tenant improvement allowance is being used towards the design and construction of the tenant improvements made to the Premises, subject to the terms set forth in the Burlington Lease.

The Company was not involved in the initial construction of the core and shell of the building. On June 1, 2023, the Company gained control of the Premises to begin construction of its tenant improvements. As such, the corresponding right-of-use asset and lease liability of $35.5 million was recorded on the Company’s condensed consolidated balance sheet. As there was not an implicit rate within the lease available, the Company estimated the incremental borrowing rate of 7.7%, based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. The lease term of 13.1 years does not include the lease extension option, as the Company is not reasonably certain to exercise that option. The Company has determined that certain improvements to the Premises are landlord-owned improvements and costs incurred for these improvements are accounted for as a variable lease payment. In the three months ended March 31, 2024, the Company recorded a right-of-use asset related to landlord-owned improvements incurred of approximately $1.8 million.

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

For the three months ended March 31, 2024 and 2023, lease expense of less than $0.1 million was recorded related to short-term leases. For the three months ended March 31, 2024 and 2023, the Company recognized $3.2 million and $1.7 million, respectively, of operating lease expense. For the three months ended March 31, 2023, the Company recognized less than $0.1 million of financing lease expense.

Operating and finance lease assets and liabilities are as follows:

(In thousands)	Classification	March 31, 2024	December 31, 2023
Assets
Operating	Right-of-use assets	$73,682	$73,462
Liabilities
Current
Operating	Current portion of operating lease liabilities	$6,012	$6,187
Non-current
Operating	Operating lease liabilities	$86,141	$81,856
Total leased liabilities		$92,153	$88,043

6. Investments

Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities:

	March 31, 2024
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$7,396	$—	$(13)	$—	$7,383
Corporate notes	56,803	—	(199)	—	56,604
U.S. government securities	2,473	—	(1)	—	2,472
U.S. government agency bonds	10,713	—	(29)	—	10,684
	$77,385	$—	$(242)	$—	$77,143
Classified as:
Short-term investments					$47,710
Long-term investments					29,433
					$77,143

	December 31, 2023
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$3,638	$1	$—	$—	$3,639
Corporate notes	47,228	—	(69)	—	47,159
U.S. government securities	983	—	—	—	983
U.S. government agency bonds	14,003	—	(32)	—	13,971
	$65,852	$1	$(101)	$—	$65,752
Classified as:
Short-term investments					$40,469
Long-term investments					25,283
					$65,752

As of March 31, 2024 and December 31, 2023, all marketable securities held by the Company had remaining contractual maturities of three years or less. There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2024 and 2023.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, U.S. government securities, and U.S. government agency bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. There were no transfers into or out of Level 3 from December 31, 2023 to March 31, 2024.

The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2024				December 31, 2023
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$36,617	$36,617	$—	$—	$34,672	$34,672	$—	$—
Commercial paper (a)	8,873	—	8,873	—	4,876	—	4,876	—
Corporate notes	56,606	—	56,606	—	47,159	—	47,159	—
U.S. government agency bonds (a)	10,684	—	10,684	—	13,971	—	13,971	—
U.S. government securities (a)	23,763	—	23,763	—	24,874	—	24,874	—
	$136,543	$36,617	$99,926	$—	$125,552	$34,672	$90,880	$—

(a) Approximately $1.5 million of commercial paper and $21.3 million of U.S. government securities had an original maturity of 90 days or less and is recorded as a cash equivalent as of March 31, 2024. Approximately $23.9 million of U.S. government securities and $1.2 million of commercial paper had an original maturity of 90 days or less and is recorded as a cash equivalent as of December 31, 2023.

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

The Company is permitted to voluntarily prepay borrowings under the Revolving Credit Agreement, in whole or in part, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans (as defined in the

Revolving Credit Agreement) and letters of credit exceeds the total Revolving Commitments (as defined in the Revolving Credit Agreement), the Company must prepay the Revolving Loans in an amount equal to such excess. As of March 31, 2024, there are no outstanding borrowings under the Revolving Credit Agreement.

The Revolving Credit Agreement contains a number of affirmative, negative, reporting and financial covenants, in each case subject to certain exceptions and materiality thresholds. The Revolving Credit Agreement requires the Company to be in quarterly compliance, measured on a trailing four quarter basis, with a financial covenant. The maximum Total Net Leverage Ratio (as defined in the Revolving Credit Agreement) is 3.50 to 1.00. The Company may elect to increase the maximum Total Net Leverage Ratio to 4.00 to 1.00 for a period of four consecutive quarters in connection with a Permitted Acquisition (as defined in the Revolving Credit Agreement).

The Revolving Credit Agreement contains usual and customary restrictions on the ability of the Company and its subsidiaries to: (i) incur additional indebtedness; (ii) create liens; (iii) consolidate, merge, sell or otherwise dispose of all, or substantially all, of its assets; (iv) sell certain assets; (v) pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; (vi) make certain investments; (vii) repay subordinated indebtedness prior to stated maturity; and (viii) enter into certain transactions with its affiliates.

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

Stock Compensation Expense

Non-cash stock-based compensation expense (service-based stock options, restricted stock units and employee stock purchase plan) is summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of product sales	$1,241	$885
Research and development	1,221	977
Selling, general and administrative	7,372	6,869
Total non-cash stock-based compensation expense	$9,834	$8,731

Service-Based Stock Options

During the three months ended March 31, 2024 and 2023, the Company granted service-based options to purchase common stock of 507,162 and 467,957, respectively. The weighted-average grant-date fair value of service-based options granted during the three months ended March 31, 2024 and 2023 was $28.21 and $18.00 per option, respectively.

Restricted Stock Units

During the three months ended March 31, 2024 and 2023, the Company granted 538,425 and 496,505 restricted stock units, respectively. The weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2024 and 2023 was $48.25 and $29.82 per unit, respectively.

10. Net Loss Per Common Share

A summary of net loss per common share is presented below:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2024	2023
Net loss	$(3,862)	$(7,495)

Basic weighted-average common shares outstanding	48,141	47,387
Effect of dilutive stock options and restricted stock units	—	—
Diluted weighted-average common shares outstanding	48,141	47,387

Basic loss per common share	$(0.08)	$(0.16)
Diluted loss per common share	$(0.08)	$(0.16)

Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	6,730	6,918
Restricted stock units	1,201	954

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

In May 2019, the Company paid MediWound $17.5 million in consideration for the license, which was recorded as research and development expense during 2019. The FDA’s December 2022 approval of NexoBrid resulted in the achievement of a $7.5 million regulatory milestone payment pursuant to the terms of the license agreement. The Company recorded the $7.5 million milestone for the licensing rights to commercially sell NexoBrid in the U.S. as an intangible asset as of December 31, 2022 (see Note 4, “Selected Balance Sheet Components” for further details). The $7.5 million milestone payment was paid to MediWound in February of 2023.

Additionally, the Company is obligated to pay MediWound up to $125.0 million, which is contingent upon meeting certain sales milestones. The first sales milestone payment of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to NexoBrid in North America exceed $75.0 million. As of March 31, 2024, the sales milestone payments are not yet probable and therefore, not recorded as a liability. The Company also will pay MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions. Pursuant to the terms of the Company’s supply agreement with MediWound, MediWound is manufacturing and will continue to manufacture NexoBrid for the Company on a unit price basis, which may be increased pursuant to the terms of the supply agreement. MediWound is obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. Under the supply agreement, the Company possesses the option to extend the initial term of the agreement by an additional 24 months, which it did in May 2022. After the initial term, the Company may extend the supply agreement on an annual basis for up to 10 additional years, at its sole discretion. Under the supply agreement, the Company is permitted to establish an alternate source of supply in certain circumstances, including the event of a supply failure.

Additionally, beginning in 2020, BARDA procured quantities of NexoBrid from MediWound for use as a medical countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. The initial, quarterly, procurement of NexoBrid by BARDA under its agreement with MediWound completed during the third quarter of 2022. As a part of BARDA’s commitment to procure NexoBrid, the Company has received a percentage of gross profit for sales directly to BARDA. As of March 31, 2024, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product procured by BARDA.

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

As of March 31, 2024, the Company had no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vericel Corporation is a fully-integrated, commercial-stage biopharmaceutical company and a leading provider of advanced therapies for the sports medicine and severe burn care markets. Whether we are treating damaged cartilage or severe burns, we provide advanced therapies to repair serious injuries and restore lives. Our highly differentiated portfolio of cell therapy and specialty biologic products combines innovations in biology with medical technologies. We were among the first companies to achieve commercial success in the complex field of cell therapies with treatments that use tissue engineering to regenerate skin and healthy knee cartilage. We currently market two U.S. Food and Drug Administration (“FDA”) approved autologous cell therapy products and one FDA-approved specialty biologic product in the U.S. MACI® is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Epicel® is a permanent skin replacement Humanitarian Use Device (“HUD”) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (“TBSA”). We also hold an exclusive license from MediWound Ltd. (“MediWound”) for North American rights to NexoBrid® (anacaulase-bcdb), a topically-administered biological orphan product containing proteolytic enzymes, which is indicated for the removal of eschar in adults with deep partial-thickness and/or full-thickness thermal burns.

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

Manufacturing

We have a cell manufacturing facility in Cambridge, Massachusetts, which is used for U.S. manufacturing and distribution of MACI and Epicel. The manufacturing process for NexoBrid is conducted by MediWound, primarily at manufacturing locations in Israel. Certain raw materials utilized in NexoBrid’s manufacture, including the supply of the active ingredient bromelain, are sourced from Taiwan.

Product Portfolio

Our marketed products include two FDA-approved autologous cell therapies and one FDA-approved specialty biologic product. MACI is a third-generation autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults; and Epicel is a permanent skin replacement for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent TBSA. Both autologous cell therapy products are currently manufactured and marketed in the U.S. NexoBrid is a topically-administered biological orphan product containing proteolytic enzymes that is indicated for eschar removal in adults with deep partial-thickness and/or full-thickness burns. We hold exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. On December 28, 2022, the FDA approved a BLA for

NexoBrid, granting a license for commercial use in the U.S. The Company operates its business primarily in the U.S. in one reportable segment — the research, product development, manufacture and distribution of cellular therapies and specialty biologics for use in the treatment of specific conditions.

MACI

MACI is a third-generation autologous chondrocyte implantation (“ACI”) product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults.

Our target audiences are orthopedic surgeons who self-identify and/or have formal specialty training in sports medicine, and a subpopulation of general orthopedic surgeons who perform a high volume of cartilage repair procedures involving the knee. Our MACI commercial team consists of individual sales representatives that regularly engage with our target audience. The team is divided into geographic regions, each managed by a Regional Manager and led by a Senior Vice President of Sales. Most private payers have a medical policy that covers treatment with MACI with the top 30 largest commercial payers having a formal medical policy for MACI or ACI in general. With respect to private commercial payers that have not yet approved a medical policy for MACI, we often obtain approval on a case-by-case basis.

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

We also are evaluating the feasibility and potential market opportunity involved in delivering MACI treatment to patients suffering from cartilage damage in the ankle. We believe that this potential lifecycle enhancement and indication expansion for MACI will require conducting an additional randomized clinical trial concerning the product’s use in the ankle and we are on track to initiate a MACI Ankle clinical trial beginning in 2025. If approved, we believe MACI’s expansion into the ankle will be a significant longer-term growth driver for the product, beginning in the latter half of the decade.

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

NexoBrid

Our portfolio of commercial-stage products now includes NexoBrid (anacaulase-bcdb), a topically-administered biological orphan product containing proteolytic enzymes. The FDA approved NexoBrid on December 28, 2022, and the product is indicated for the removal of eschar in adults with deep partial-thickness and/or full-thickness thermal burns.

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

In May 2019, we entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. The manufacturing process for NexoBrid is conducted by MediWound, primarily at manufacturing locations in Israel. Certain raw materials utilized in NexoBrid’s manufacture, including the supply of the active ingredient bromelain are sourced from Taiwan.

Results of Operations

The following is a summary of our condensed consolidated results of operations:

	Three Months Ended March 31,
(In thousands)	2024	2023	Change $	Change %
Total revenue	$51,281	$41,017	$10,264	25.0%
Cost of product sales	15,927	14,497	1,430	9.9%
Gross profit	35,354	26,520	8,834	33.3%
Research and development	6,418	5,212	1,206	23.1%
Selling, general and administrative	34,400	29,485	4,915	16.7%
Total operating expenses	40,818	34,697	6,121	17.6%
Loss from operations	(5,464)	(8,177)	2,713	(33.2)%
Total other income	1,602	682	920	134.9%
Net loss	$(3,862)	$(7,495)	$3,633	(48.5)%

Comparison of the Periods Ended March 31, 2024 and 2023

Total Revenue

Revenue by product is as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023	Change $	Change %
MACI	$40,181	$34,190	$5,991	17.5%
Epicel	10,664	6,827	3,837	56.2%
NexoBrid	436	—	436	N/A
Total revenue	$51,281	$41,017	$10,264	25.0%

Total revenue increase for the three months ended March 31, 2024 compared to the same period in 2023, was driven primarily by MACI volume and price growth, Epicel volume growth and the commercial availability of NexoBrid.

Seasonality. As a result of the uncertainty and other impacts of the COVID-19 pandemic and the resulting shifts of timing in some revenue, our historically observable seasonality of MACI revenues has been partially impacted. At this juncture, the pandemic’s effects on our business and results of operations have largely moderated, although there continues to be a level of uncertainty whether MACI seasonality will return to pre-pandemic patterns. In the last five years through 2023, MACI sales volumes from the first through the fourth quarter on average represented 20% (18%-22% range), 22% (16%-24% range), 23% (21%-26% range) and 35% (33%-38% range) respectively, of total annual volumes. Historically, MACI orders are normally stronger in the fourth quarter due to several factors including the satisfaction by patients of insurance deductible limits and the time of year patients prefer to start rehabilitation. Due to the low incidence and variable occurrence of severe burns, Epicel revenue has inherent variability from quarter-to-quarter and does not exhibit significant seasonality. We are currently unable to predict the level to which seasonality will impact NexoBrid revenue due to only beginning U.S. commercial sales in the third quarter of 2023.

Gross Profit

Gross profit increase for the three months ended March 31, 2024, compared to the same period in 2023, was driven by revenue growth from MACI, Epicel and NexoBrid, combined with our fixed manufacturing cost structure which consists mainly of labor and facility costs.

Research and Development Expenses

The following table summarizes research and development expenses, which include materials, professional fees and an allocation of employee-related salary and fringe benefit costs for our research and development projects:

	Three Months Ended March 31,
(In thousands)	2024	2023	Change $	Change %
MACI	$4,735	$3,073	$1,662	54.1%
Epicel	1,121	1,171	(50)	(4.3)%
NexoBrid	562	968	(406)	(41.9)%
Total research and development expenses	$6,418	$5,212	$1,206	23.1%

Research and development expenses increased for the three months ended March 31, 2024 compared to the same period in 2023. The increase is primarily due to higher headcount and employee expenses, as well as increased MACI arthroscopic development program costs in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2024 were $34.4 million, compared to $29.5 million for the same period in 2023. The increase in selling, general and administrative expenses was primarily due to higher headcount and employee expenses, as well as lease expense associated with the Burlington Lease.

Total Other Income

The change in other income for the three months ended March 31, 2024, compared to the same periods in 2023 was due to an increase in interest income primarily due to fluctuations in the rates of return on our investments in various marketable debt securities and money market funds.

Stock-based Compensation Expense

Non-cash stock-based compensation expense is summarized in the following table:

	Three Months Ended March 31,
(In thousands)	2024	2023	Change $	Change %
Cost of product sales	$1,241	$885	$356	40.2%
Research and development	1,221	977	244	25.0%
Selling, general and administrative	7,372	6,869	503	7.3%
Total non-cash stock-based compensation expense	$9,834	$8,731	$1,103	12.6%

The increase in stock-based compensation expense for the three months ended March 31, 2024, compared to the same periods in 2023, was due primarily to fluctuations in stock prices and the mix of service-based options and restricted stock units, which impacts the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
(In thousands)	2024	2023
Net cash provided by operating activities	$7,202	$7,860
Net cash (used in) provided by investing activities	(25,452)	2,800
Net cash provided by financing activities	2,126	107
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(16,124)	$10,767

Net Cash Provided by Operating Activities

Our cash, cash equivalents and restricted cash totaled $70.7 million, short-term investments totaled $47.7 million and long-term investments totaled $29.4 million as of March 31, 2024. The $7.2 million of cash provided by operations during the three months ended March 31, 2024 was primarily the result of non-cash charges of $9.8 million related to stock-based compensation expense, $1.8 million of operating lease amortization and $1.4 million in depreciation and amortization expense, offset by a net loss of $3.9 million and a net decrease of $1.9 million related to movements in our working capital accounts. The overall increase in cash from our working capital accounts was primarily driven by a decrease in accounts receivable due to cash collections on the sales from the previous sequential quarter and receipts of tenant improvement allowances which exceeded payments on operating leases amortization, offset by a decrease in accounts payable and accrued expenses due to timing of payments.

Our cash and cash equivalents totaled $61.8 million, short-term investments totaled $57.4 million and long-term investments totaled $19.9 million as of March 31, 2023. The $7.9 million of cash provided by operations during the three months ended March 31, 2023 was primarily the result of non-cash charges of $8.7 million related to stock-based compensation expense, $1.1 million of operating lease amortization and $1.2 million in depreciation and amortization expense, offset by a net loss of $7.5 million and a net increase of $4.6 million related to movements in our working capital accounts. The overall increase in cash from our working capital accounts was primarily driven by a decrease in accounts receivable due to cash collections on the sales from the previous sequential quarter, offset by a decrease in accounts payable and accrued expenses due to timing of payments.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024 was the result of $22.6 million in investment purchases and $14.0 million of property and equipment purchases primarily for construction in process related to the Burlington Lease, offset by $11.1 million of investment sales and maturities.

Net cash provided by investing activities during the three months ended March 31, 2023 was the result of $21.5 million of investment sales and securities, offset by $9.8 million in investment purchases, a $7.5 million regulatory milestone payment to MediWound resulting from the FDA’s approval of the NexoBrid BLA, and $1.4 million of property and equipment purchases primarily for manufacturing upgrades and construction in process related to the Burlington Lease.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2024 was the result of net proceeds from the exercise of stock options and the employee stock purchase plan of $7.0 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $4.9 million.

Net cash provided by financing activities during the three months ended March 31, 2023 was the result of net proceeds from the exercise of stock options and purchases under the employee stock purchase plan of $2.2 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $2.1 million.

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

As of March 31, 2024, we were not party to any off-balance sheet arrangements.

Sources of Capital

On August 27, 2021, we entered into a Sales Agreement with Leerink Partners (f/k/a SVB Leerink LLC), as sales agent (the “Sales Agreement”), pursuant to which we may offer and sell up to $200.0 million of shares of our common stock, no par value per share (“ATM Shares”). The ATM Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to an automatically effective shelf registration statement on Form S-3ASR (File No. 333-259119) filed by us on August 27, 2021, which expires three years from the filing date. We also filed a prospectus supplement relating to the offering and sale of the ATM Shares on August 27, 2021. We are not obligated to make any sales of ATM Shares, and Leerink Partners is not required to sell any specific number or dollar amount of the ATM Shares under the Sales Agreement. As of March 31, 2024, we have sold no shares pursuant to the Sales Agreement.

On July 29, 2022, we entered into a $150.0 million five-year senior secured revolving credit agreement by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (the “Revolving Credit Agreement”). We have no immediate plans to borrow under the Revolving Credit Agreement, but we may use the facility for working capital needs and other general corporate purposes. As of March 31, 2024, there are no outstanding borrowings under the Revolving Credit Agreement, and we are in compliance with all applicable covenant requirements. See Note 8, “Revolving Credit Agreement” in the accompanying condensed consolidated financial statements for further details.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth in the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2023. In connection with the Burlington Lease, the Company funded the remaining 50% of its required cost amount, or approximately $28.3 million, with cash on hand, pursuant to the Construction Escrow Agreement in April 2024. There have been no other material changes, outside of the ordinary course of business, to our contractual obligations and commitments since December 31, 2023.

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

There have been no material changes to our critical accounting policies and estimates in the three months ended March 31, 2024. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2023. Our exposures to market risk have not changed materially since December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of March 31, 2024, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not party to any material legal proceedings, although from time to time we may become involved in disputes in connection with the operation of our business.

Item 1A. Risk Factors

Factors that could cause the Company’s actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 29, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

• On March 11, 2024, Kevin McLaughlin, a member of the Vericel Corporation Board of Directors, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 35,000 shares of our common stock between August 7, 2024, and August 8, 2025;

• On March 12, 2024, Robert Zerbe, Chairman of the Vericel Corporation Board of Directors, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 17,500 shares of our common stock between September 3, 2024, and August 29, 2025;

• On March 13, 2024, Sean Flynn, Vericel Corporation’s Chief Legal Officer, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 40,075 shares of our common stock between June 13, 2024 and May 30, 2025;

• On March 13, 2024, Jonathan Siegal, Vericel Corporation’s Principal Accounting Officer, entered into a 10b5-1 Plan providing for the potential sale of up to 42,577 shares of our common stock between June 13, 2024 and February 28, 2025; and

• On March 15, 2024, Joseph Mara, Vericel Corporation’s Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 5,000 shares of our common stock between June 13, 2024 and May 30, 2025.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2024 by our directors and section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Statement of Company Policy on Insider Trading and Disclosure and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of the Company.	8-K	000-22025	4.1	December 17, 2009
3.2	Certificate of Amendment to Restated Articles of Incorporation of the Company dated February 9, 2010.	S-1	333-160044	3.2	March 31, 2010
3.3	Certificate of Amendment to Restated Articles of Incorporation of the Company dated March 22, 2011.	8-K	000-22025	3.1	March 25, 2011
3.4	Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 21, 2014.	8-K	001-35280	3.1	November 24, 2014
3.5	Amended and restated bylaws.	8-K	000-22025	3.1	November 12, 2010
4.1	Description of Capital Stock.	10-K	001-35280	4.5	February 25, 2020
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1#	Form of Restricted Stock Unit Award Agreement for Employees under the 2022 Omnibus Plan, amended February 21, 2024.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

# Management contract or compensatory plan or arrangement covering executive officers or directors of Vericel.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2024

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOSEPH A. MARA
Joseph A. Mara
Chief Financial Officer
(Principal Financial Officer)