Form 10-Q
period 2024-06-30
Vericel Corp
filed 2024-08-01
CIK 887359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2024
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

As of July 24, 2024, 49,030,175 shares of Common Stock, no par value per share, were outstanding.

VERICEL CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$50,291	$69,088
Restricted cash	25,563	17,778
Short-term investments	52,217	40,469
Accounts receivable (net of allowance for doubtful accounts of $10 and $43, respectively)	47,996	58,356
Inventory	14,887	13,087
Other current assets	6,432	6,853
Total current assets	197,386	205,631
Property and equipment, net	73,086	41,635
Intangible assets, net	6,563	6,875
Right-of-use assets	73,020	73,462
Long-term investments	26,120	25,283
Other long-term assets	664	771
Total assets	$376,839	$353,657
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,216	$22,347
Accrued expenses	12,856	17,215
Current portion of operating lease liabilities	5,791	6,187
Total current liabilities	43,863	45,749
Operating lease liabilities	89,801	81,856
Other long-term liabilities	198	100
Total liabilities	133,862	127,705
COMMITMENTS AND CONTINGENCIES (Note 12)
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 48,862 and 47,829, respectively	654,971	629,229
Accumulated other comprehensive loss	(273)	(100)
Accumulated deficit	(411,721)	(403,177)
Total shareholders’ equity	242,977	225,952
Total liabilities and shareholders’ equity	$376,839	$353,657

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product sales, net	$52,662	$45,922	$103,943	$86,939
Total revenue	52,662	45,922	103,943	86,939
Cost of product sales	16,061	15,981	31,988	30,478
Gross profit	36,601	29,941	71,955	56,461
Research and development	7,363	5,253	13,781	10,465
Selling, general and administrative	35,269	30,649	69,669	60,134
Total operating expenses	42,632	35,902	83,450	70,599
Loss from operations	(6,031)	(5,961)	(11,495)	(14,138)
Other income (expense):
Interest income	1,510	1,095	3,272	1,934
Interest expense	(153)	(149)	(306)	(294)
Other expense	(8)	(5)	(15)	(17)
Total other income	1,349	941	2,951	1,623
Net loss	$(4,682)	$(5,020)	$(8,544)	$(12,515)
Net loss per common share:
Basic and diluted	$(0.10)	$(0.11)	$(0.18)	$(0.26)
Weighted-average common shares outstanding:
Basic and diluted	48,686	47,572	48,413	47,480

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(4,682)	$(5,020)	$(8,544)	$(12,515)
Other comprehensive (loss) gain:
Unrealized (loss) gain on investments	(28)	15	(173)	357
Comprehensive loss	$(4,710)	$(5,005)	$(8,717)	$(12,158)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Common Stock		Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2023	47,829	$629,229	$(100)	$(403,177)	$225,952
Net loss	—	—	—	(3,862)	(3,862)
Stock-based compensation expense	—	9,834	—	—	9,834
Stock option exercises	487	6,779	—	—	6,779
Shares issued under the Employee Stock Purchase Plan	9	247	—	—	247
Issuance of stock for restricted stock unit vesting	265	—	—	—	—
Restricted stock withheld for employee tax remittance	(101)	(4,909)	—	—	(4,909)
Unrealized loss on investments	—	—	(145)	—	(145)
BALANCE, MARCH 31, 2024	48,489	$641,180	$(245)	$(407,039)	$233,896
Net loss	—	—	—	(4,682)	(4,682)
Stock-based compensation expense	—	9,520	—	—	9,520
Stock option exercises	329	4,020	—	—	4,020
Shares issued under the Employee Stock Purchase Plan	14	414	—	—	414
Issuance of stock for restricted stock unit vesting	34	—	—	—	—
Restricted stock withheld for employee tax remittance	(4)	(163)	—	—	(163)
Unrealized loss on investments	—	—	(28)	—	(28)
BALANCE, JUNE 30, 2024	48,862	$654,971	$(273)	$(411,721)	$242,977

	Common Stock		Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2022	47,253	$593,245	$(978)	$(399,995)	$192,272
Net loss	—	—	—	(7,495)	(7,495)
Stock-based compensation expense	—	8,731	—	—	8,731
Stock option exercises	132	2,009	—	—	2,009
Shares issued under the Employee Stock Purchase Plan	11	216	—	—	216
Issuance of stock for restricted stock unit vesting	183	—	—	—	—
Restricted stock withheld for employee tax remittance	(72)	(2,097)	—	—	(2,097)
Unrealized gain on investments	—	—	342	—	342
BALANCE, MARCH 31, 2023	47,507	$602,104	$(636)	$(407,490)	$193,978
Net loss	—	—	—	(5,020)	(5,020)
Stock-based compensation expense	—	8,761	—	—	8,761
Stock option exercises	68	889	—	—	889
Shares issued under the Employee Stock Purchase Plan	18	384	—	—	384
Issuance of stock for restricted stock unit vesting	26	—	—	—	—
Restricted stock withheld for employee tax remittance	(3)	(79)	—	—	(79)
Unrealized gain on investments	—	—	15	—	15
BALANCE, JUNE 30, 2023	47,616	$612,059	$(621)	$(412,510)	$198,928

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(8,544)	$(12,515)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	2,701	2,329
Stock-based compensation expense	19,354	17,492
Amortization of premiums and discounts on marketable securities	(365)	(504)
Amortization of debt issuance costs	108	108
Non-cash lease costs	3,480	2,466
Other	15	17
Changes in operating assets and liabilities:
Inventory	(1,800)	2,103
Accounts receivable	10,360	8,220
Other current assets	421	(241)
Accounts payable	(209)	956
Accrued expenses	(4,393)	(2,219)
Operating lease liabilities	4,511	(184)
Other non-current assets and liabilities, net	98	28
Net cash provided by operating activities	25,737	18,056
Investing activities:
Purchases of investments	(35,700)	(28,537)
Sales and maturities of investments	23,307	42,038
Expenditures for property and equipment	(30,778)	(5,609)
Purchases of intangible assets	—	(7,500)
Net cash (used in) provided by investing activities	(43,171)	392
Financing activities:
Net proceeds from common stock issuance	11,460	3,498
Payments on employee’s behalf for taxes related to vesting of restricted stock unit awards	(5,038)	(2,176)
Other	—	(20)
Net cash provided by financing activities	6,422	1,302
Net (decrease) increase in cash, cash equivalents, and restricted cash	(11,012)	19,750
Cash, cash equivalents, and restricted cash at beginning of period	86,866	51,067
Cash, cash equivalents, and restricted cash at end of period	$75,854	$70,817

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Non-cash information:
Right-of-use asset and lease liability recognized	$3,037	$35,976
Additions to property and equipment included in accounts payable	13,213	4,321

	Six Months Ended June 30,
	2024	2023
Reconciliation to amounts within the condensed consolidated balance sheets:
Cash and cash equivalents	$50,291	$43,023
Restricted cash	25,563	27,794
Total cash, cash equivalents, and restricted cash at end of period	$75,854	$70,817

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

MACI (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Epicel (cultured epidermal autografts) is a permanent skin replacement for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (“TBSA”). The Company also holds an exclusive license from MediWound Ltd. (“MediWound”) for North American rights to NexoBrid (anacaulase-bcdb), a topically administered biological orphan product containing proteolytic enzymes, which is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. Following the FDA’s approval of a Biologics License Application for NexoBrid in December 2022, the Company began commercial sales of NexoBrid in the U.S. during the third quarter of 2023. The Company operates its business primarily in the U.S. in one reportable segment — the research, product development, manufacture and distribution of cellular therapies and specialty biologics for use in the treatment of specific conditions.

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

The Company continues to monitor the ongoing conflict in Israel and other unrest in the Middle East and is in close communication with MediWound leadership. MediWound’s NexoBrid manufacturing operations are continuing and, as of the date of this disclosure, MediWound does not anticipate a material disruption to its ongoing supply of commercial NexoBrid to the United States. To the extent the war between Israel and Hamas intensifies or expands to include additional countries or militant groups in the region and MediWound’s facilities in Israel are damaged or destroyed, travel to and from Israel is halted or inhibited, or significant key MediWound operational personnel are called to military service, MediWound’s ability to continue to supply NexoBrid to the U.S. market could be disrupted.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2024, the Company had an accumulated deficit of $411.7 million and had a net loss of $8.5 million during the six months ended June 30, 2024. The Company had cash and cash equivalents of $50.3 million and investments of $78.3 million as of June 30, 2024. The Company expects that cash from the sales of its products and existing cash, cash equivalents, investments, and available borrowing capacity will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these condensed consolidated financial statements. If revenues decline for a sustained period, the Company may need to access additional capital; however, the Company may not be able to obtain additional financing on acceptable terms or at all. The terms of any additional financing may adversely affect the holdings or the rights of the Company’s shareholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and investments in marketable debt securities. The Company may maintain deposits in financial institutions in excess of the insurance coverage offered by the Federal Deposit Insurance Corporation, the loss of which could have a negative effect on its operations and liquidity. The Company believes that it is not exposed to significant credit risk as its deposits, including cash and cash equivalents, are held at multiple high-credit-quality financial institutions. The Company has not experienced any losses on these deposits; however, no assurances can be provided that there will not be losses experienced in the future. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated based on the fact that many of these securities are either government-backed or of high credit rating.

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

Recent Accounting Pronouncements

No new accounting standards were adopted during the six months ended June 30, 2024. The Company considers the applicability and impact of any recent Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”), as noted below:

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

When the Company sells MACI through its specialty pharmacies, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The Company assesses risk and determines a loss percentage by pooling accounts receivable based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information. This loss percentage was applied to the accounts receivables as of June 30, 2024. The total allowance for uncollectible consideration as of June 30, 2024 and December 31, 2023 was $5.4 million and $5.6 million, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact on the revenue recognized. A 50 basis points change to the estimated uncollectible percentage could result in an approximately $0.4 million decrease or increase in the revenue recognized for the six months ended June 30, 2024.

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

NexoBrid

The Company entered into exclusive license and supply agreements with MediWound in May 2019, pursuant to which MediWound will manufacture and supply NexoBrid on a unit price basis, which may be increased pursuant to the terms of the agreements. Additionally, beginning in 2020, the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) procured quantities of NexoBrid from MediWound, for use as a medical countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. The initial, quarterly, procurement of NexoBrid by BARDA under its agreement with MediWound completed during the third quarter of 2022. The Company recognized revenue based on a percentage of gross profits for sales of NexoBrid to BARDA upon delivery, at which time BARDA was in control of the product. As of June 30, 2024, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product procured by BARDA.

In December 2022, the FDA approved a BLA for NexoBrid, granting a license for its commercial use in the U.S. NexoBrid is a topically-administered biological orphan product containing proteolytic enzymes, which is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns.

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

Revenue by Product and Customer

The following table and descriptions below show the products from which the Company generated its revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by product (in thousands)	2024	2023	2024	2023
MACI implants and kits
Implants based on contracted rate sold through a specialty pharmacy (a)	$30,704	$22,377	$58,083	$45,331
Implants subject to third party reimbursement sold through a specialty pharmacy (b)	3,332	4,015	6,529	8,004
Implants sold direct based on contracted rates (c)	8,099	7,252	14,501	14,222
Implants sold direct subject to third-party reimbursement (d)	965	1,045	2,150	1,538
Biopsy kits - direct bill	492	528	1,058	1,062
Change in estimates related to prior periods (e)	543	1,119	1,995	369
Total MACI implants and kits	44,135	36,336	84,316	70,526
Epicel
Direct bill (hospital)	7,758	9,586	18,422	16,413

NexoBrid (f)	769	—	1,205	—
Total revenue	$52,662	$45,922	$103,943	$86,939

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

(f) Represents U.S. commercial revenue of NexoBrid.
4. Selected Balance Sheet Components

Inventory

Inventory consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Raw materials	$11,493	$11,348
Work-in-process	1,787	1,210
Finished goods	1,607	529
Total inventory	$14,887	$13,087

Property and Equipment

Property and Equipment, net consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Machinery and equipment	$5,901	$5,562
Furniture, fixtures and office equipment	1,647	1,731
Computer equipment and software	10,122	9,116
Leasehold improvements	14,901	14,901
Construction in process	65,110	32,531
Total property and equipment, gross	97,681	63,841
Less accumulated depreciation	(24,595)	(22,206)
Total property and equipment, net	$73,086	$41,635

Depreciation expense for the three and six months ended June 30, 2024 was $1.2 million and $2.4 million, respectively, and $1.0 million and $2.0 million, respectively, for the same periods in 2023.

Intangible Assets

Intangible assets, net consisted of the following:

			June 30, 2024			December 31, 2023
(In thousands)	Useful Life (in years)	Amortization Method	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
NexoBrid license	12	Straight-line	$7,500	$(937)	$6,563	$7,500	$(625)	$6,875

Amortization expense for the three and six months ended June 30, 2024 was $0.2 million and $0.3 million, respectively, and $0.2 million and $0.3 million, respectively, for the same periods in 2023.

Future amortization expense of intangible assets as of June 30, 2024 is estimated to be as follows:

(In thousands)	Amount
Remainder of 2024	$313
2025	625
2026	625
2027	625
2028	625
Thereafter	3,750
Total	$6,563

Accrued Expenses

Accrued Expenses consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Bonus-related compensation	$5,649	$9,757
Employee-related accruals	4,258	3,503
Insurance reimbursement-related liabilities	2,753	3,591
Other accrued expenses	196	364
Total accrued expenses	$12,856	$17,215

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

The term of the Burlington Lease began on June 1, 2023 (the “Commencement Date”), when the Company gained control of and commenced tenant improvement work at the Premises. The Company’s obligation to pay rent for the Premises began on July 1, 2024 (the “Rent Commencement Date”). The initial term of the Lease is 144 months following the Rent Commencement Date. The Company has a one-time option to extend the term of the Lease for an additional 10 years, exercisable under certain conditions and at a market rate determined in accordance with the Burlington Lease.

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

The Company was not involved in the initial construction of the core and shell of the building. On June 1, 2023, the Company gained control of the Premises to begin construction of its tenant improvements. As such, the corresponding right-of-use asset and lease liability of $35.5 million was recorded on the Company’s condensed consolidated balance sheet. As there was not an implicit rate within the lease available, the Company estimated the incremental borrowing rate of 7.7%, based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. The lease term of 13.1 years does not include the lease extension option, as the Company is not reasonably certain to exercise that option. The Company has determined that certain improvements to the Premises are landlord-owned improvements and costs incurred for these improvements are accounted for as a variable lease payment. In the six months ended June 30, 2024, the Company recorded a right-of-use asset related to landlord-owned improvements incurred of approximately $3.0 million.

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

For the three and six months ended June 30, 2024 and 2023, lease expense of less than $0.1 million was recorded related to short-term leases. For the three and six months ended June 30, 2024, the Company recognized $3.2 million and $6.4 million, respectively, of operating lease expense and $2.3 million and $4.0 million, respectively, for the same period in 2023. For the three and six months ended June 30, 2023, the Company recognized less than $0.1 million of financing lease expense.

Operating and finance lease assets and liabilities are as follows:

(In thousands)	Classification	June 30, 2024	December 31, 2023
Assets
Operating	Right-of-use assets	$73,020	$73,462
Liabilities
Current
Operating	Current portion of operating lease liabilities	$5,791	$6,187
Non-current
Operating	Operating lease liabilities	$89,801	$81,856
Total leased liabilities		$95,592	$88,043

6. Investments

Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities:

	June 30, 2024
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$12,681	$—	$(16)	$—	$12,665
Corporate notes	56,295	5	(238)	—	56,062
U.S. government securities	1,497	—	—	—	1,497
U.S. government agency bonds	8,137	—	(24)	—	8,113
	$78,610	$5	$(278)	$—	$78,337
Classified as:
Short-term investments					$52,217
Long-term investments					26,120
					$78,337

	December 31, 2023
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$3,638	$1	$—	$—	$3,639
Corporate notes	47,228	—	(69)	—	47,159
U.S. government securities	983	—	—	—	983
U.S. government agency bonds	14,003	—	(32)	—	13,971
	$65,852	$1	$(101)	$—	$65,752
Classified as:
Short-term investments					$40,469
Long-term investments					25,283
					$65,752

As of June 30, 2024 and December 31, 2023, all marketable securities held by the Company had remaining contractual maturities of three years or less. There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2024 and 2023.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, U.S. government securities, and U.S. government agency bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. There were no transfers into or out of Level 3 from December 31, 2023 to June 30, 2024.

The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2024				December 31, 2023
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$27,337	$27,337	$—	$—	$34,672	$34,672	$—	$—
Commercial paper (a)	13,761	—	13,761	—	4,876	—	4,876	—
Corporate notes	56,062	—	56,062	—	47,159	—	47,159	—
U.S. government agency bonds	8,113	—	8,113	—	13,971	—	13,971	—
U.S. government securities (a)	17,147	—	17,147	—	24,874	—	24,874	—
	$122,420	$27,337	$95,083	$—	$125,552	$34,672	$90,880	$—

(a) Approximately $15.7 million of U.S. government securities and $1.1 million of commercial paper as of June 30, 2024, and approximately $23.9 million of U.S. government securities and $1.2 million of commercial paper as of December 31, 2023, had an original maturity of 90 days or less and is recorded as a cash equivalent.

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

The Company is permitted to voluntarily prepay borrowings under the Revolving Credit Agreement, in whole or in part, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans (as defined in the

Revolving Credit Agreement) and letters of credit exceeds the total Revolving Commitments (as defined in the Revolving Credit Agreement), the Company must prepay the Revolving Loans in an amount equal to such excess. As of June 30, 2024, there are no outstanding borrowings under the Revolving Credit Agreement.

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

Stock Compensation Expense

Non-cash stock-based compensation expense (service-based stock options, restricted stock units and the employee stock purchase plan) is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of product sales	$911	$796	$2,152	$1,681
Research and development	965	993	2,186	1,970
Selling, general and administrative	7,644	6,972	15,016	13,841
Total non-cash stock-based compensation expense	$9,520	$8,761	$19,354	$17,492

Service-Based Stock Options

During the three and six months ended June 30, 2024, the Company granted service-based options to purchase common stock of 133,225 and 640,387, respectively, and 67,760 and 535,717, respectively, for the same periods in 2023. The weighted-average grant-date fair value of service-based options granted during the three and six months ended June 30, 2024 was $27.85 and $28.14 per option, respectively, and $19.30 and $18.41, respectively, for the same periods in 2023.

Restricted Stock Units

During the three and six months ended June 30, 2024, the Company granted 48,500 and 586,925 restricted stock units, respectively, and 32,816 and 529,321, respectively, for the same periods in 2023. The weighted-average grant-date fair value of restricted stock units granted during the three and six months ended June 30, 2024 was $48.06 and $48.23 per unit, respectively, and $32.16 and $29.97, respectively, for the same periods in 2023.

10. Net Loss Per Common Share

A summary of net loss per common share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2024	2023	2024	2023
Net loss	$(4,682)	$(5,020)	$(8,544)	$(12,515)

Basic weighted-average common shares outstanding	48,686	47,572	48,413	47,480
Effect of dilutive stock options and restricted stock units	—	—	—	—
Diluted weighted-average common shares outstanding	48,686	47,572	48,413	47,480

Basic loss per common share	$(0.10)	$(0.11)	$(0.18)	$(0.26)
Diluted loss per common share	$(0.10)	$(0.11)	$(0.18)	$(0.26)

Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	6,466	6,876	6,466	6,876
Restricted stock units	1,164	939	1,164	939

11. NexoBrid License and Supply Agreements

On May 6, 2019, the Company entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. The FDA subsequently approved a BLA for the product in December 2022. NexoBrid is a topically-administered biological orphan product, which contains proteolytic enzymes and is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. During the fourth quarter of 2023, the Company submitted a supplemental BLA to the FDA seeking to revise the labeled indications for NexoBrid to include pediatric patients, which the FDA subsequently accepted for filing and consideration. The Company expects the FDA to complete its review of this BLA supplement, and the expansion of the NexoBrid label to occur during the third quarter of 2024.

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

In May 2019, the Company paid MediWound $17.5 million in consideration for the license, which was recorded as research and development expense during 2019. The FDA’s December 2022 approval of NexoBrid resulted in the achievement of a $7.5 million regulatory milestone payment pursuant to the terms of the license agreement. The Company recorded the $7.5 million milestone for the licensing rights to commercially sell NexoBrid in the U.S. as an intangible asset as of December 31, 2022. The $7.5 million milestone payment was paid to MediWound in February of 2023.

Additionally, the Company is obligated to pay MediWound up to $125.0 million, which is contingent upon meeting certain sales milestones. The first sales milestone payment of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to NexoBrid in North America exceed $75.0 million. As of June 30, 2024, the sales milestone payments are not yet probable and therefore, not recorded as a liability. The Company also pays MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions. Pursuant to the terms of the Company’s supply agreement with MediWound, MediWound is manufacturing and will continue to manufacture NexoBrid for the Company on a unit price basis, which may be increased pursuant to the terms of the supply agreement. MediWound is obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. Under the supply agreement, the Company possesses the option to extend the initial term of the agreement by an additional 24 months, which it did in May 2022. After the initial term, the Company may extend the supply agreement on an annual basis for up to 10 additional years, at its sole discretion. Under the supply agreement, the Company is permitted to establish an alternate source of supply in certain circumstances, including the event of a supply failure.

Additionally, beginning in 2020, BARDA procured quantities of NexoBrid from MediWound for use as a medical countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. The initial, quarterly, procurement of NexoBrid by BARDA under its agreement with MediWound completed during the third quarter of 2022. As a part of BARDA’s commitment to procure NexoBrid, the Company has received a percentage of gross profit for sales directly to BARDA. As of June 30, 2024, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product procured by BARDA.

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

As of June 30, 2024, the Company had no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

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

We continue to monitor the ongoing conflict in Israel and other unrest in the Middle East and are in close communication with MediWound leadership. MediWound’s NexoBrid manufacturing operations are continuing and, as of the date of this disclosure, MediWound does not anticipate a material disruption to its ongoing supply of commercial NexoBrid to the United States. To the extent the war between Israel and Hamas intensifies or expands to include additional countries or militant groups in the region and MediWound’s facilities in Israel are damaged or destroyed, travel to and from Israel is halted or inhibited, or significant key MediWound operational personnel are called to military service, MediWound’s ability to continue to supply NexoBrid to the U.S. market could be disrupted.

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

Product Portfolio

Our marketed products include two FDA-approved autologous cell therapies and one FDA-approved specialty biologic product. MACI is a third-generation autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults; and Epicel is a permanent skin replacement for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent TBSA. Both autologous cell therapy products are currently manufactured and marketed in the U.S. NexoBrid is a topically-administered biological orphan product containing proteolytic enzymes that is indicated for eschar removal in adults with deep partial-thickness and/or full-thickness burns. We hold exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. In December 2022, the FDA approved a BLA for NexoBrid, granting a license for commercial use in the U.S. The Company operates its business primarily in the U.S. in one reportable segment — the research, product development, manufacture and distribution of cellular therapies and specialty biologics for use in the treatment of specific conditions.

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

MACI is currently implanted into the patient’s cartilage defect through an open surgical procedure. We are currently focused on the arthroscopic delivery of MACI to the cartilage defect – a procedure in which a surgeon can evaluate, prepare and treat the cartilage defect under direct arthroscopic visualization using specialized instruments delivered through a number of smaller incisions or portals. The arthroscopic delivery of MACI could increase the ease of MACI’s use for physicians and reduce both the length of the procedure as well as procedure-induced trauma, ultimately resulting in a reduction of a patient’s post-operative pain and accelerating a patient’s recovery. We have designed and are currently developing novel and specialized instruments to be used in and help facilitate such a procedure. We discussed with the FDA a non-clinical regulatory strategy to support the potential inclusion of arthroscopic delivery in MACI’s approved labeling. Following those discussions, we conducted a MACI arthroscopic delivery human factors validation study. The FDA is currently reviewing the data generated during the human factors validation study in the form of a prior approval supplement, which seeks to add instructions for arthroscopic delivery of MACI to the product’s approved labeling. We anticipate the commercial launch of the MACI arthroscopic delivery program during the third quarter of 2024.

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

NexoBrid

Our portfolio of commercial-stage products also includes NexoBrid (anacaulase-bcdb), a topically-administered biological orphan product containing proteolytic enzymes. The FDA approved NexoBrid in December 2022, and the product is indicated for the removal of eschar in adults with deep partial-thickness and/or full-thickness thermal burns. During the fourth quarter of 2023, we submitted a supplemental BLA to the FDA seeking to revise the labeled indications for NexoBrid to include pediatric patients, which the FDA subsequently accepted for filing and consideration. We expect the FDA to complete its review of this BLA supplement, and for the expansion of the NexoBrid label to occur during the third quarter of 2024.

NexoBrid is approved in the European Union (“EU”) and other international markets and has been designated as an orphan biologic in the U.S., EU and other international markets. NexoBrid has the potential to change the standard of care for eschar removal with respect to hospitalized burn patients and treat a significant addressable market in the U.S. With respect to NexoBrid, of the approximately 40,000 people that are hospitalized in the U.S. each year for burn-related injuries, the majority, over 30,000, have thermal burns and will likely require some level of eschar removal. NexoBrid’s FDA approval expands our burn care franchise’s total addressable market, which will permit us to treat a significantly larger segment of hospitalized burn patients than with Epicel alone. The expansion of our target addressable market supports a broader commercial footprint, and we believe that this may help drive both increased NexoBrid use as well as increased Epicel awareness throughout the burn care space. Both our Epicel and NexoBrid products are serviced by our burn care field force, which consists of individual sales and clinical representatives that regularly engage with our target audience. The team is divided into geographical regions, each managed by a Regional Manager and led by a Vice President of National Burn Care Sales.

In May 2019, we entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. The manufacturing process for NexoBrid is conducted by MediWound, primarily at manufacturing locations in Israel. Certain raw materials utilized in NexoBrid’s manufacture, including the supply of the active ingredient bromelain are sourced from Taiwan.

Results of Operations

The following is a summary of our condensed consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2024	2023	Change $	Change %	2024	2023	Change $	Change %
Total revenue	$52,662	$45,922	$6,740	14.7%	$103,943	$86,939	$17,004	19.6%
Cost of product sales	16,061	15,981	80	0.5%	31,988	30,478	1,510	5.0%
Gross profit	36,601	29,941	6,660	22.2%	71,955	56,461	15,494	27.4%
Research and development	7,363	5,253	2,110	40.2%	13,781	10,465	3,316	31.7%
Selling, general and administrative	35,269	30,649	4,620	15.1%	69,669	60,134	9,535	15.9%
Total operating expenses	42,632	35,902	6,730	18.7%	83,450	70,599	12,851	18.2%
Loss from operations	(6,031)	(5,961)	(70)	1.2%	(11,495)	(14,138)	2,643	(18.7)%
Total other income	1,349	941	408	43.4%	2,951	1,623	1,328	81.8%
Net loss	$(4,682)	$(5,020)	$338	(6.7)%	$(8,544)	$(12,515)	$3,971	(31.7)%

Comparison of the Periods Ended June 30, 2024 and 2023

Total Revenue

Revenue by product is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2024	2023	Change $	Change %	2024	2023	Change $	Change %
MACI	$44,135	$36,336	$7,799	21.5%	$84,316	$70,526	$13,790	19.6%
Epicel	7,758	9,586	(1,828)	(19.1)%	18,422	16,413	2,009	12.2%
NexoBrid	769	—	769	N/A	1,205	—	1,205	N/A
Total revenue	$52,662	$45,922	$6,740	14.7%	$103,943	$86,939	$17,004	19.6%

Total revenue increase for the three months ended June 30, 2024, compared to the same period in 2023, was driven primarily by MACI volume and price growth and the commercial availability of NexoBrid, which more than offset lower Epicel volume.

Total revenue increase for the six months ended June 30, 2024, compared to the same period in 2023, was driven primarily by MACI volume and price growth, Epicel volume growth and the commercial availability of NexoBrid.

Seasonality

As a result of the uncertainty and other impacts caused by the COVID-19 pandemic and the resulting shifts of timing in some revenue, our historically observable seasonality of MACI revenues has been partially impacted. At this juncture, the pandemic’s effects on our business and results of operations have largely moderated, although there continues to be a level of uncertainty whether MACI seasonality will completely return to pre-pandemic patterns. In the last five years through 2023, MACI sales volumes from the first through the fourth quarter on average represented 20% (18%-22% range), 22% (16%-24%

range), 23% (21%-26% range) and 35% (33%-38% range) respectively, of total annual volumes. Historically, MACI orders are normally stronger in the fourth quarter due to several factors including the satisfaction by patients of insurance deductible limits and the time of year patients prefer to start rehabilitation. Due to the low incidence and variable occurrence of severe burns, Epicel revenue has inherent variability from quarter-to-quarter and does not exhibit significant seasonality. We are currently unable to predict the level to which seasonality will impact NexoBrid revenue due to only beginning U.S. commercial sales in the third quarter of 2023.

Gross Profit

Gross profit increase for the three months ended June 30, 2024, compared to the same period in 2023, was driven by revenue growth from MACI and NexoBrid, combined with our fixed manufacturing cost structure which consists mainly of labor and facility costs.

Gross profit increase for the six months ended June 30, 2024, compared to the same period in 2023, was driven by revenue growth from MACI, Epicel and NexoBrid, combined with our fixed manufacturing cost structure which consists mainly of labor and facility costs.

Research and Development Expenses

The following table summarizes research and development expenses, which include materials, professional fees and an allocation of employee-related salary and fringe benefit costs for our research and development projects:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2024	2023	Change $	Change %	2024	2023	Change $	Change %
MACI	$5,555	$3,319	$2,236	67.4%	$10,290	$6,392	$3,898	61.0%
Epicel	1,204	914	290	31.7%	2,325	2,085	240	11.5%
NexoBrid	604	1,020	(416)	(40.8)%	1,166	1,988	(822)	(41.3)%
Total research and development expenses	$7,363	$5,253	$2,110	40.2%	$13,781	$10,465	$3,316	31.7%

Research and development expenses increased for the three and six months ended June 30, 2024, compared to the same period in 2023. The increase is primarily due to higher headcount and employee expenses, as well as increased MACI arthroscopic development program costs in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2024 were $35.3 million, compared to $30.6 million for the same period in 2023. The increase in selling, general and administrative expenses was primarily due to higher headcount and employee expenses, including stock compensation, an increase in marketing events, and the lease expense associated with the Burlington Lease.

Selling, general and administrative expenses for the six months ended June 30, 2024 were $69.7 million, compared to $60.1 million for the same period in 2023. The increase in selling, general and administrative expenses was primarily due to higher headcount and employee expenses, including stock compensation, an increase in marketing events, and the lease expense associated with the Burlington Lease.

Total Other Income

The increase in other income for the three and six months ended June 30, 2024, compared to the same periods in 2023 was due to an increase in interest income primarily due to fluctuations in the rates of return on our investments in various marketable debt securities and money market funds.

Stock-based Compensation Expense

Non-cash stock-based compensation expense is summarized in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2024	2023	Change $	Change %	2024	2023	Change $	Change %
Cost of product sales	$911	$796	$115	14.4%	$2,152	$1,681	$471	28.0%
Research and development	965	993	(28)	(2.8)%	2,186	1,970	216	11.0%
Selling, general and administrative	7,644	6,972	672	9.6%	15,016	13,841	1,175	8.5%
Total non-cash stock-based compensation expense	$9,520	$8,761	$759	8.7%	$19,354	$17,492	$1,862	10.6%

The increase in stock-based compensation expense for the three and six months ended June 30, 2024, compared to the same periods in 2023, was due primarily to fluctuations in stock prices and the mix of service-based options and restricted stock units, which impacts the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$25,737	$18,056
Net cash (used in) provided by investing activities	(43,171)	392
Net cash provided by financing activities	6,422	1,302
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(11,012)	$19,750

Net Cash Provided by Operating Activities

Our cash, cash equivalents and restricted cash totaled $75.9 million, short-term investments totaled $52.2 million and long-term investments totaled $26.1 million as of June 30, 2024. The $25.7 million of cash provided by operations during the six months ended June 30, 2024 was primarily the result of non-cash charges of $19.4 million related to stock-based compensation expense, $3.5 million of operating lease amortization and $2.7 million in depreciation and amortization expense, offset by a net loss of $8.5 million and a net increase of $8.9 million related to movements in our working capital accounts. The overall increase in cash from our working capital accounts was primarily driven by a decrease in accounts receivable due to cash collections and receipts of tenant improvement allowances which exceeded payments on operating leases amortization, offset by a decrease in accrued expenses due to timing of payments and an increase in inventory primarily related to supporting NexoBrid commercial availability.

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

Net Cash (Used In) Provided By Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024 was the result of $35.7 million in investment purchases and $30.8 million of property and equipment purchases primarily for construction in process related to the Burlington Lease, offset by $23.3 million of investment sales and maturities.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2024 was the result of net proceeds from the exercise of stock options and the employee stock purchase plan of $11.5 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $5.0 million.

Net cash provided by financing activities during the six months ended June 30, 2023 was the result of net proceeds from the exercise of stock options and purchases under the employee stock purchase plan of $3.5 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $2.2 million.

Liquidity

Since our acquisition of MACI and Epicel in 2014, our primary focus has been to invest in our existing commercial business with the goal of growing revenue. We have raised significant funds in order to advance and complete our product development and product life-cycle management programs and to market and commercialize our products, including NexoBrid. To date, we have financed our operations primarily through cash received through MACI, Epicel and NexoBrid sales, debt, and public and private sales of our equity securities. In the future, we may finance our operations through the sales of equity securities, revolver borrowings or other debt financings, in addition to cash generated from operations.

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

As of June 30, 2024, we were not party to any off-balance sheet arrangements.

Sources of Capital

On August 27, 2021, we entered into a Sales Agreement with Leerink Partners (f/k/a SVB Leerink LLC), as sales agent (the “Sales Agreement”), pursuant to which we may offer and sell up to $200.0 million of shares of our common stock, no par value per share (“ATM Shares”). The ATM Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to an automatically effective shelf registration statement on Form S-3ASR (File No. 333-259119) filed by us on August 27, 2021, which expires August 24, 2024. We also filed a prospectus supplement relating to the offering and sale of the ATM Shares on August 27, 2021. We are not obligated to make any sales of ATM Shares, and Leerink Partners is not required to sell any specific number or dollar amount of the ATM Shares under the Sales Agreement. As of June 30, 2024, we have sold no shares pursuant to the Sales Agreement.

On July 29, 2022, we entered into a $150.0 million five-year senior secured revolving credit agreement by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (the “Revolving Credit Agreement”). We have no immediate plans to borrow under the Revolving Credit Agreement, but we may use the facility for working capital needs and other general corporate purposes. As of June 30, 2024, there are no outstanding borrowings under the Revolving Credit Agreement, and we are in compliance with all applicable covenant requirements. See Note 8, “Revolving Credit Agreement” in the accompanying condensed consolidated financial statements for further details.

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

There have been no material changes to our critical accounting policies and estimates in the six months ended June 30, 2024. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2023.

Cautionary Note Regarding Forward-Looking Statements

This report, including the documents incorporated by reference herein, contains certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “projects,” “trends,” “opportunity,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “target,” “achieve,” “continuing,” “ongoing,” and similar words or phrases, or future or conditional verbs such as “would,” “should,” “could,” “may,” or similar expressions. Among the factors that could cause actual results to differ materially from those set forth in the forward-looking statements include, but are not limited to, uncertainties associated with our expectations regarding future revenue, growth in revenue, market penetration for MACI®, Epicel®, and NexoBrid®, growth in profit, gross margins and operating margins, the ability to continue to scale our manufacturing operations to meet the demand for our cell therapy products, including the timely completion of a new headquarters and manufacturing facility in Burlington, Massachusetts, the ability to achieve or sustain profitability, contributions to adjusted EBITDA, the expected target surgeon audience, potential fluctuations in sales and volumes and our results of operations over the course of the year, timing and conduct of clinical trial and product development activities, timing and likelihood of the FDA’s potential approval of the arthroscopic delivery of MACI to the knee or the use of MACI to treat cartilage defects in the ankle, the estimate of the commercial growth potential of our products and product candidates, competitive developments, changes in third-party coverage and reimbursement, physician and burn center adoption of NexoBrid, supply chain disruptions or other events or factors affecting MediWound’s ability to manufacture and supply sufficient quantities of NexoBrid to meet customer demand, including but not limited to the ongoing Israel-Hamas war and other military conflicts in the Middle East, negative impacts on the global economy and capital markets resulting from the conflict in Ukraine, the Israel-Hamas war and other unrest in the Middle East, adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, global geopolitical tensions or record inflation and potential future impacts on our business or the economy generally stemming from a resurgence of COVID-19 or another similar public health emergency. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties, which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in our Annual Report on Form 10-K under “Part I, Item 1A Risk Factors.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of June 30, 2024, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not party to any material legal proceedings, although from time to time we may become involved in disputes in connection with the operation of our business.

Item 1A. Risk Factors

Factors that could cause the Company’s actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

• On May 28, 2024, Jonathan Hopper, Vericel Corporation’s Chief Medical Officer, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 40,000 shares of our common stock between September 3, 2024 and August 29, 2025.

• On May 30, 2024, Steven Gilman, a member of the Vericel Corporation Board of Directors, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 22,500 shares of our common stock between September 4, 2024, and April 30, 2025.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended June 30, 2024 by our directors and section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Statement of Company Policy on Insider Trading and Disclosure and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of the Company.	8-K	000-22025	4.1	December 17, 2009
3.2	Certificate of Amendment to Restated Articles of Incorporation of the Company dated February 9, 2010.	S-1	333-160044	3.2	March 31, 2010
3.3	Certificate of Amendment to Restated Articles of Incorporation of the Company dated March 22, 2011.	8-K	000-22025	3.1	March 25, 2011
3.4	Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 21, 2014.	8-K	001-35280	3.1	November 24, 2014
3.5	Amended and restated bylaws.	8-K	000-22025	3.1	November 12, 2010
4.1	Description of Capital Stock.	10-K	001-35280	4.5	February 25, 2020
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1†*	Fourth Amendment to the Dispensing Agreement between AllCare Plus Pharmacy, Inc. and the Company, dated June 1, 2024.
10.2*	Tenth Amendment to the Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated July 1, 2024.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

# Management contract or compensatory plan or arrangement covering executive officers or directors of Vericel.
† Certain immaterial and confidential portions of this exhibit have been omitted in accordance with Item 601 (a)(5) of Regulation S-K.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2024

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOSEPH A. MARA
Joseph A. Mara
Chief Financial Officer
(Principal Financial Officer)