Form 10-Q
period 2024-09-30
Vericel Corp
filed 2024-11-07
CIK 887359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2024
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

As of October 31, 2024, 49,358,408 shares of Common Stock, no par value per share, were outstanding.

VERICEL CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$53,681	$69,088
Restricted cash	16,669	17,778
Short-term investments	48,053	40,469
Accounts receivable (net of allowance for doubtful accounts of $12 and $43, respectively)	48,479	58,356
Inventory	15,756	13,087
Other current assets	7,882	6,853
Total current assets	190,520	205,631
Property and equipment, net	88,413	41,635
Intangible assets, net	6,406	6,875
Right-of-use assets	71,561	73,462
Long-term investments	32,895	25,283
Other long-term assets	610	771
Total assets	$390,405	$353,657
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,884	$22,347
Accrued expenses	14,343	17,215
Current portion of operating lease liabilities	6,119	6,187
Total current liabilities	41,346	45,749
Operating lease liabilities	91,344	81,856
Other long-term liabilities	243	100
Total liabilities	132,933	127,705
COMMITMENTS AND CONTINGENCIES (Note 12)
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 49,265 and 47,829, respectively	669,735	629,229
Accumulated other comprehensive gain (loss)	359	(100)
Accumulated deficit	(412,622)	(403,177)
Total shareholders’ equity	257,472	225,952
Total liabilities and shareholders’ equity	$390,405	$353,657

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product sales, net	$57,905	$45,581	$161,848	$132,520
Total revenue	57,905	45,581	161,848	132,520
Cost of product sales	16,252	14,973	48,240	45,451
Gross profit	41,653	30,608	113,608	87,069
Research and development	6,093	5,676	19,874	16,141
Selling, general and administrative	38,025	29,989	107,694	90,123
Total operating expenses	44,118	35,665	127,568	106,264
Loss from operations	(2,465)	(5,057)	(13,960)	(19,195)
Other income (expense):
Interest income	1,578	1,262	4,850	3,196
Interest expense	(154)	(150)	(460)	(444)
Other income (expense)	140	(1)	125	(18)
Total other income	1,564	1,111	4,515	2,734
Loss before income taxes	(901)	(3,946)	(9,445)	(16,461)
Income tax benefit	—	(286)	—	(286)
Net loss	$(901)	$(3,660)	$(9,445)	$(16,175)
Net loss per common share:
Basic and diluted	$(0.02)	$(0.08)	$(0.19)	$(0.34)
Weighted-average common shares outstanding:
Basic and diluted	49,085	47,649	48,639	47,537

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(901)	$(3,660)	$(9,445)	$(16,175)
Other comprehensive income (loss):
Unrealized gain on investments	632	158	459	515
Comprehensive loss	$(269)	$(3,502)	$(8,986)	$(15,660)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Common Stock		Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2023	47,829	$629,229	$(100)	$(403,177)	$225,952
Net loss	—	—	—	(3,862)	(3,862)
Stock-based compensation expense	—	9,834	—	—	9,834
Stock option exercises	487	6,779	—	—	6,779
Shares issued under the Employee Stock Purchase Plan	9	247	—	—	247
Issuance of stock for restricted stock unit vesting	265	—	—	—	—
Restricted stock withheld for employee tax remittance	(101)	(4,909)	—	—	(4,909)
Unrealized loss on investments	—	—	(145)	—	(145)
BALANCE, MARCH 31, 2024	48,489	$641,180	$(245)	$(407,039)	$233,896
Net loss	—	—	—	(4,682)	(4,682)
Stock-based compensation expense	—	9,520	—	—	9,520
Stock option exercises	329	4,020	—	—	4,020
Shares issued under the Employee Stock Purchase Plan	14	414	—	—	414
Issuance of stock for restricted stock unit vesting	34	—	—	—	—
Restricted stock withheld for employee tax remittance	(4)	(163)	—	—	(163)
Unrealized loss on investments	—	—	(28)	—	(28)
BALANCE, JUNE 30, 2024	48,862	$654,971	$(273)	$(411,721)	$242,977
Net loss	—	—	—	(901)	(901)
Stock-based compensation expense	—	9,224	—	—	9,224
Stock option exercises	382	5,442	—	—	5,442
Shares issued under the Employee Stock Purchase Plan	9	353	—	—	353
Issuance of stock for restricted stock unit vesting	16	—	—	—	—
Restricted stock withheld for employee tax remittance	(4)	(255)	—	—	(255)
Unrealized gain on investments	—	—	632	—	632
BALANCE, SEPTEMBER 30, 2024	49,265	$669,735	$359	$(412,622)	$257,472

	Common Stock		Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2022	47,253	$593,245	$(978)	$(399,995)	$192,272
Net loss	—	—	—	(7,495)	(7,495)
Stock-based compensation expense	—	8,731	—	—	8,731
Stock option exercises	132	2,009	—	—	2,009
Shares issued under the Employee Stock Purchase Plan	11	216	—	—	216
Issuance of stock for restricted stock unit vesting	183	—	—	—	—
Restricted stock withheld for employee tax remittance	(72)	(2,097)	—	—	(2,097)
Unrealized gain on investments	—	—	342	—	342
BALANCE, MARCH 31, 2023	47,507	$602,104	$(636)	$(407,490)	$193,978
Net loss	—	—	—	(5,020)	(5,020)
Stock-based compensation expense	—	8,761	—	—	8,761
Stock option exercises	68	889	—	—	889
Shares issued under the Employee Stock Purchase Plan	18	384	—	—	384
Issuance of stock for restricted stock unit vesting	26	—	—	—	—
Restricted stock withheld for employee tax remittance	(3)	(79)	—	—	(79)
Unrealized gain on investments	—	—	15	—	15
BALANCE, JUNE 30, 2023	47,616	$612,059	$(621)	$(412,510)	$198,928
Net loss	—	—	—	(3,660)	(3,660)
Stock-based compensation expense	—	7,924	—	—	7,924
Stock option exercises	50	787	—	—	787
Shares issued under the Employee Stock Purchase Plan	13	329	—	—	329
Issuance of stock for restricted stock unit vesting	8	—	—	—	—
Restricted stock withheld for employee tax remittance	(3)	(86)	—	—	(86)
Unrealized gain on investments	—	$—	$158	$—	$158
BALANCE, SEPTEMBER 30, 2023	47,684	$621,013	$(463)	$(416,170)	$204,380

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(9,445)	$(16,175)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	4,027	3,483
Stock-based compensation expense	28,578	25,416
Amortization of premiums and discounts on marketable securities	(542)	(788)
Amortization of debt issuance costs	161	161
Non-cash lease costs	5,139	4,291
Other	25	18
Changes in operating assets and liabilities:
Inventory	(2,669)	3,365
Accounts receivable	9,877	6,810
Other current assets	(1,029)	(627)
Accounts payable	(1,639)	360
Accrued expenses	(2,887)	(2,562)
Operating lease liabilities	6,182	1,408
Other non-current assets and liabilities, net	143	65
Net cash provided by operating activities	35,921	25,225
Investing activities:
Purchases of investments	(52,612)	(36,254)
Sales and maturities of investments	38,416	60,890
Expenditures for property and equipment	(50,187)	(12,178)
Purchases of intangible assets	—	(7,500)
Net cash (used in) provided by investing activities	(64,383)	4,958
Financing activities:
Net proceeds from common stock issuance	17,255	4,614
Payments on employee’s behalf for taxes related to vesting of restricted stock unit awards	(5,309)	(2,262)
Other	—	(41)
Net cash provided by financing activities	11,946	2,311
Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,516)	32,494
Cash, cash equivalents, and restricted cash at beginning of period	86,866	51,067
Cash, cash equivalents, and restricted cash at end of period	$70,350	$83,561

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Non-cash information:
Right-of-use asset and lease liability recognized	$3,238	$36,022
Additions to property and equipment included in accounts payable	10,301	5,568

	Nine Months Ended September 30,
	2024	2023
Reconciliation to amounts within the condensed consolidated balance sheets:
Cash and cash equivalents	$53,681	$60,473
Restricted cash	16,669	23,088
Total cash, cash equivalents, and restricted cash at end of period	$70,350	$83,561

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

MACI (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product that is indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Since MACI’s commercial launch, a treating surgeon has been able to use MACI to treat a patient through an open surgical procedure. In August 2024, however, the U.S. Food & Drug Administration (“FDA”) approved a supplemental Biologics License Application (“sBLA”) expanding the MACI indication to add instructions for the arthroscopic delivery of MACI to the product’s approved labeling. MACI Arthro™ allows surgeons to evaluate and prepare the cartilage defect site as well as deliver the MACI implant through small incisions using custom-designed arthroscopic instruments developed by the Company (“MACI Arthro instruments”). MACI Arthro became commercially available in the United States during the third quarter of 2024 and the Company began selling the MACI Arthro instruments at that time.

Epicel (cultured epidermal autografts) is a permanent skin replacement for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (“TBSA”). The Company also holds an exclusive license from MediWound Ltd. (“MediWound”) for North American rights to NexoBrid (anacaulase-bcdb), a topically administered biological orphan product containing proteolytic enzymes, which is indicated for the removal of eschar in adult and pediatric patients with deep partial-thickness and/or full thickness thermal burns. Following the FDA’s approval of a Biologics License Application for NexoBrid in December 2022, the Company began commercial sales of NexoBrid in the U.S. during the third quarter of 2023.

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

The Ongoing Military Conflicts in the Middle East

In May 2019, the Company entered into exclusive license and supply agreements with MediWound, under which MediWound manufactures and supplies NexoBrid to the U.S. market on a unit price basis. MediWound develops and manufactures NexoBrid, in part, at its facilities in Yavne, Israel.

The Company continues to monitor the ongoing military conflicts in the Middle East region involving Israel, and the Company is in close communication with MediWound leadership. MediWound’s NexoBrid manufacturing operations are continuing and, as of the date of this disclosure, MediWound does not anticipate a material disruption to its ongoing supply of commercial NexoBrid to the United States. To the extent the conflicts in the Middle East region intensify or expand to include additional countries or militant groups and MediWound’s facilities in Israel are damaged or destroyed, travel to and from Israel is halted or inhibited, or significant key MediWound operational personnel are called to military service, MediWound’s ability to continue to supply NexoBrid to the U.S. market could be disrupted. As of the date of this report, the Company maintains an ample supply of NexoBrid at its U.S.-based third-party logistics provider.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2024, the Company had an accumulated deficit of $412.6 million and had a net loss of $9.4 million during the nine months ended September 30, 2024. The Company had cash and cash equivalents of $53.7 million and investments of $80.9 million as of September 30, 2024. The Company expects that cash from the sales of its products and existing cash, cash equivalents, investments, and available borrowing capacity will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these condensed consolidated financial statements. If revenues decline for a sustained period, the Company may need to access additional capital; however, the

Company may not be able to obtain additional financing on acceptable terms or at all. The terms of any additional financing may adversely affect the holdings or the rights of the Company’s shareholders.

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

Recent Accounting Pronouncements

No new accounting standards were adopted during the nine months ended September 30, 2024. The Company considers the applicability and impact of any recent Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”), as noted below:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure requirements must be applied retrospectively to all prior periods presented in the financial statements. The effective date for the standard is for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

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

3. Revenue

Revenue Recognition and Product Sales, Net

The Company recognizes product revenue from sales of MACI biopsy kits, MACI implants, MACI Arthro instruments, Epicel grafts, and NexoBrid following the five-step model in Accounting Standards Codification 606, Revenue Recognition.

MACI Biopsy Kits

MACI biopsy kits are sold directly to hospitals and ambulatory surgical centers based on contracted rates set forth in an approved contract or sales order. The Company recognizes MACI kit revenue upon delivery of the biopsy kit, at which time the customer (the facility) is in control of the kit. The kit is used by the treating surgeon to provide a sample of cartilage tissue to the Company, which can later be used to manufacture a MACI implant. The ordering of the kit does not obligate the Company to manufacture an implant nor does the receipt of the cartilage tissue by the Company from the customer following biopsy. The customer’s order of an implant is separate from the process of ordering the biopsy kit. Therefore, the sale of the biopsy kit and any subsequent sale of an implant are distinct contracts and are accounted for separately.

MACI Arthro Instruments

MACI Arthro instruments are sold directly to hospitals and ambulatory surgical centers based upon rates set forth in price lists. The Company recognizes revenue from the sale of MACI Arthro instruments upon delivery of the instruments, at which time the customer (the facility) is in control of the instruments. MACI Arthro instruments can be used by an orthopedic surgeon to deliver MACI to a treated patient using an arthroscopic approach. The customer’s order of a MACI implant is separate from the process of ordering the MACI Arthro instruments. Therefore, the sale of the MACI Arthro instruments and any sale of implants are distinct and are accounted for separately.

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

When the Company sells MACI through its specialty pharmacies, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The Company assesses risk and determines a loss percentage by pooling accounts receivable based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information. This loss percentage was applied to the accounts receivables as of September 30, 2024. The total allowance for uncollectible consideration as of September 30, 2024 and December 31, 2023 was $4.8 million and $5.6 million, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact on the revenue recognized. A 50 basis points change to the estimated uncollectible percentage could result in an approximately $0.4 million decrease or increase in the revenue recognized for the nine months ended September 30, 2024.

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

NexoBrid

The Company entered into exclusive license and supply agreements with MediWound in May 2019, pursuant to which MediWound will manufacture and supply NexoBrid on a unit price basis, which may be increased pursuant to the terms of the agreements. Additionally, beginning in 2020, the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) procured quantities of NexoBrid from MediWound, for use as a medical countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. The initial, quarterly, procurement of NexoBrid by BARDA under its agreement with MediWound completed during the third quarter of 2022. The Company recognized revenue based on a percentage of gross profits for sales of NexoBrid to BARDA upon delivery, at which time BARDA was in control of the product. As of September 30, 2024, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product procured by BARDA.

In December 2022, the FDA approved a BLA for NexoBrid, granting a license for its commercial use in the U.S. NexoBrid is a topically-administered biological orphan product containing proteolytic enzymes, which is indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. In August 2024, the FDA additionally approved NexoBrid for pediatric use.

The Company sells NexoBrid to specialty distributors. These customers subsequently resell NexoBrid to hospitals and burn centers. Product revenue is recorded net of reserves for specialty distributor fees, prompt payment or other discounts and allowances for returns, as applicable. The Company recognizes product revenue from sales of NexoBrid when the specialty distributors take control of the product, which typically occurs upon delivery to the specialty distributors.

Revenue by Product and Customer

The following table and descriptions below show the products from which the Company generated its revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by product (in thousands)	2024	2023	2024	2023
MACI implants, kits, and instruments
Implants based on contracted rate sold through a specialty pharmacy (a)	$31,637	$22,598	$90,246	$68,220
Implants subject to third party reimbursement sold through a specialty pharmacy (b)	3,473	5,030	10,160	13,526
Implants sold direct based on contracted rates (c)	6,968	5,797	21,465	19,932
Implants sold direct subject to third-party reimbursement (d)	1,083	1,432	3,227	2,974
Biopsy kits and instruments - direct bill	469	457	1,530	1,517
Change in estimates related to prior periods (e)	1,026	2,275	2,345	1,945
Total MACI implants, kits, and instruments	44,656	37,589	128,973	108,114
Epicel
Direct bill (hospital)	12,184	7,394	30,606	23,808

NexoBrid (f)	1,065	598	2,269	598
Total revenue	$57,905	$45,581	$161,848	$132,520

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

(f) Represents U.S. commercial revenue of NexoBrid.
4. Selected Balance Sheet Components

Inventory

Inventory consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Raw materials	$11,854	$11,348
Work-in-process	1,850	1,210
Finished goods	2,052	529
Total inventory	$15,756	$13,087

Property and Equipment

Property and Equipment, net consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Machinery and equipment	$5,901	$5,562
Furniture, fixtures and office equipment	1,647	1,731
Computer equipment and software	9,972	9,116
Leasehold improvements	15,927	14,901
Construction in process	80,544	32,531
Total property and equipment, gross	113,991	63,841
Less accumulated depreciation	(25,578)	(22,206)
Total property and equipment, net	$88,413	$41,635

Depreciation expense for the three and nine months ended September 30, 2024 was $1.2 million and $3.5 million, respectively, and $1.0 million and $3.0 million, respectively, for the same periods in 2023.

Intangible Assets

Intangible assets, net consisted of the following:

			September 30, 2024			December 31, 2023
(In thousands)	Useful Life (in years)	Amortization Method	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
NexoBrid license	12	Straight-line	$7,500	$(1,094)	$6,406	$7,500	$(625)	$6,875

Amortization expense for the three and nine months ended September 30, 2024 was $0.2 million and $0.5 million, respectively, and $0.2 million and $0.5 million, respectively, for the same periods in 2023.

Future amortization expense of intangible assets as of September 30, 2024 is estimated to be as follows:

(In thousands)	Amount
Remainder of 2024	$156
2025	625
2026	625
2027	625
2028	625
Thereafter	3,750
Total	$6,406

Accrued Expenses

Accrued Expenses consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Bonus-related compensation	$7,580	$9,757
Employee-related accruals	3,087	3,503
Insurance reimbursement-related liabilities	3,336	3,591
Other accrued expenses	340	364
Total accrued expenses	$14,343	$17,215

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

The Company was not involved in the initial construction of the core and shell of the building. On June 1, 2023, the Company gained control of the Premises to begin construction of its tenant improvements. As such, the corresponding right-of-use asset and lease liability of $35.5 million was recorded on the Company’s condensed consolidated balance sheet. As there was not an implicit rate within the lease available, the Company estimated the incremental borrowing rate of 7.7%, based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. The lease term of 13.1 years does not include the lease extension option, as the Company is not reasonably certain to exercise that option. The Company has determined that certain improvements to the Premises are landlord-owned improvements and costs incurred for these improvements are accounted for as a variable lease payment. In the nine months ended September 30, 2024, the Company recorded a right-of-use asset related to landlord-owned improvements incurred of approximately $3.6 million.

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

For the three and nine months ended September 30, 2024 and 2023, lease expense of less than $0.1 million was recorded related to short-term leases. For the three and nine months ended September 30, 2024, the Company recognized $3.2 million and $9.6 million, respectively, of operating lease expense and $3.2 million and $7.1 million, respectively, for the same period in 2023. For the three and nine months ended September 30, 2023, the Company recognized less than $0.1 million of financing lease expense.

Operating and finance lease assets and liabilities are as follows:

(In thousands)	Classification	September 30, 2024	December 31, 2023
Assets
Operating	Right-of-use assets	$71,561	$73,462
Liabilities
Current
Operating	Current portion of operating lease liabilities	$6,119	$6,187
Non-current
Operating	Operating lease liabilities	$91,344	$81,856
Total leased liabilities		$97,463	$88,043

6. Investments

Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities:

	September 30, 2024
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$5,543	$3	$—	$—	$5,546
Corporate notes	68,255	365	(15)	—	68,605
U.S. government agency bonds	6,791	7	(1)	—	6,797
	$80,589	$375	$(16)	$—	$80,948
Classified as:
Short-term investments					$48,053
Long-term investments					32,895
					$80,948

	December 31, 2023
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$3,638	$1	$—	$—	$3,639
Corporate notes	47,228	—	(69)	—	47,159
U.S. government securities	983	—	—	—	983
U.S. government agency bonds	14,003	—	(32)	—	13,971
	$65,852	$1	$(101)	$—	$65,752
Classified as:
Short-term investments					$40,469
Long-term investments					25,283
					$65,752

As of September 30, 2024 and December 31, 2023, all marketable securities held by the Company had remaining contractual maturities of three years or less. There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2024 and 2023.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, U.S. government securities, and U.S. government agency bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. There were no transfers into or out of Level 3 from December 31, 2023 to September 30, 2024.

The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2024				December 31, 2023
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$29,333	$29,333	$—	$—	$34,672	$34,672	$—	$—
Commercial paper (a)	5,546	—	5,546	—	4,876	—	4,876	—
Corporate notes	68,605	—	68,605	—	47,159	—	47,159	—
U.S. government agency bonds	6,797	—	6,797	—	13,971	—	13,971	—
U.S. government securities (a)	15,904	—	15,904	—	24,874	—	24,874	—
	$126,185	$29,333	$96,852	$—	$125,552	$34,672	$90,880	$—

(a) Approximately $15.9 million of U.S. government securities as of September 30, 2024, and approximately $23.9 million of U.S. government securities and $1.2 million of commercial paper as of December 31, 2023, had an original maturity of 90 days or less and is recorded as a cash equivalent.

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

The Company is permitted to voluntarily prepay borrowings under the Revolving Credit Agreement, in whole or in part, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans (as defined in the Revolving Credit Agreement) and letters of credit exceeds the total Revolving Commitments (as defined in the Revolving Credit

Agreement), the Company must prepay the Revolving Loans in an amount equal to such excess. As of September 30, 2024, there are no outstanding borrowings under the Revolving Credit Agreement.

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

Stock Compensation Expense

Non-cash stock-based compensation expense (service-based stock options, restricted stock units and the employee stock purchase plan) is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of product sales	$762	$660	$2,914	$2,341
Research and development	1,095	892	3,281	2,862
Selling, general and administrative	7,367	6,372	22,383	20,213
Total non-cash stock-based compensation expense	$9,224	$7,924	$28,578	$25,416

Service-Based Stock Options

During the three and nine months ended September 30, 2024, the Company granted service-based options to purchase common stock of 105,025 and 745,412, respectively, and 58,500 and 594,217, respectively, for the same periods in 2023. The weighted-average grant-date fair value of service-based options granted during the three and nine months ended September 30, 2024 was $27.73 and $28.08 per option, respectively, and $22.36 and $18.80, respectively, for the same periods in 2023.

Restricted Stock Units

During the three and nine months ended September 30, 2024, the Company granted 35,610 and 622,535 restricted stock units, respectively, and 23,520 and 552,841, respectively, for the same periods in 2023. The weighted-average grant-date fair value of restricted stock units granted during the three and nine months ended September 30, 2024 was $47.59 and $48.19 per unit, respectively, and $36.51 and $30.24, respectively, for the same periods in 2023.

10. Net Loss Per Common Share

A summary of net loss per common share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2024	2023	2024	2023
Net loss	$(901)	$(3,660)	$(9,445)	$(16,175)

Basic weighted-average common shares outstanding	49,085	47,649	48,639	47,537
Effect of dilutive stock options and restricted stock units	—	—	—	—
Diluted weighted-average common shares outstanding	49,085	47,649	48,639	47,537

Basic loss per common share	$(0.02)	$(0.08)	$(0.19)	$(0.34)
Diluted loss per common share	$(0.02)	$(0.08)	$(0.19)	$(0.34)

Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	6,115	6,859	6,115	6,859
Restricted stock units	1,142	943	1,142	943

11. NexoBrid License and Supply Agreements

On May 6, 2019, the Company entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. NexoBrid is a topically-administered biological orphan product containing proteolytic enzymes, for which the FDA approved a BLA in December 2022 permitting the product’s use for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. Subsequently, in August 2024, the FDA approved a supplemental BLA expanding NexoBrid’s indication to include pediatric patients.

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

Additionally, the Company is obligated to pay MediWound up to $125.0 million, which is contingent upon meeting certain sales milestones. The first sales milestone payment of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to NexoBrid in North America exceed $75.0 million. As of September 30, 2024, the sales milestone payments are not yet probable and therefore, not recorded as a liability. The Company also pays MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions. Pursuant to the terms of the Company’s supply agreement with MediWound, MediWound is manufacturing, and will continue to manufacture, NexoBrid for the Company on a unit price basis, which may be increased pursuant to the terms of the supply agreement. MediWound is obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. Under the supply agreement, the Company possesses the option to extend the initial term of the agreement by an additional 24 months, which it did in May 2022. After the initial term, the Company may extend the supply agreement on an annual basis for up to 10 additional years, at its sole discretion. Under the supply agreement, the Company is permitted to establish an alternate source of supply in certain circumstances, including the event of a supply failure.

Additionally, beginning in 2020, BARDA procured quantities of NexoBrid from MediWound for use as a medical countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. The initial, quarterly, procurement of NexoBrid by BARDA under its agreement with MediWound was completed during the third quarter of 2022. As a part of BARDA’s commitment to procure NexoBrid, the Company received a percentage of gross profit for sales directly to

BARDA. As of September 30, 2024, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product procured by BARDA.

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

As of September 30, 2024, the Company had no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vericel Corporation is a fully-integrated, commercial-stage biopharmaceutical company and a leading provider of advanced therapies for the sports medicine and severe burn care markets. Whether we are treating damaged cartilage or severe burns, we provide advanced therapies to repair serious injuries and restore lives. Our highly differentiated portfolio of cell therapy and specialty biologic products combines innovations in biology with medical technologies. We were among the first companies to achieve commercial success in the complex field of cell therapies with treatments that use tissue engineering to regenerate skin and healthy knee cartilage. We currently market two U.S. Food and Drug Administration (“FDA”) approved autologous cell therapy products and one FDA-approved specialty biologic product in the U.S. MACI® is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Epicel® is a permanent skin replacement Humanitarian Use Device (“HUD”) for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of total body surface area (“TBSA”). We also hold an exclusive license from MediWound Ltd. (“MediWound”) for North American rights to NexoBrid® (anacaulase-bcdb), a topically-administered biological orphan product containing proteolytic enzymes, which is indicated for the removal of eschar in adult and pediatric patients with deep partial-thickness and/or full-thickness thermal burns.

The Ongoing Military Conflicts in the Middle East

In May 2019, we entered into exclusive license and supply agreements with MediWound, under which MediWound manufactures and supplies NexoBrid to the U.S. market on a unit price basis. MediWound develops and manufactures NexoBrid, in part, at its facilities in Yavne, Israel.

We continue to monitor the ongoing military conflicts in the Middle East region involving Israel, and we are in close communication with MediWound leadership. MediWound’s NexoBrid manufacturing operations are continuing and, as of the date of this disclosure, MediWound does not anticipate a material disruption to its ongoing supply of commercial NexoBrid to the United States. To the extent the conflicts in the Middle East region intensify or expand to include additional countries or militant groups and MediWound’s facilities in Israel are damaged or destroyed, travel to and from Israel is halted or inhibited, or significant key MediWound operational personnel are called to military service, MediWound’s ability to continue to supply NexoBrid to the U.S. market could be disrupted. As of the date of this report, we maintain an ample supply of NexoBrid at our U.S.-based third-party logistics provider.

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

Product Portfolio

Our marketed products include two FDA-approved autologous cell therapies and one FDA-approved specialty biologic product. MACI is a third-generation autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults; and Epicel is a permanent skin replacement for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent TBSA. Both autologous cell therapy products are currently manufactured and marketed in the U.S. NexoBrid is a topically-administered biological orphan product containing proteolytic enzymes that is indicated for eschar removal in adult and pediatric patients with deep partial-thickness and/or full-thickness burns. We hold exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. The Company operates its business primarily in the U.S. in one reportable segment — the research, product development, manufacture and distribution of cellular therapies and specialty biologics for use in the treatment of specific conditions.

MACI

MACI is a third-generation autologous chondrocyte implantation (“ACI”) product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults.

Our target audiences are orthopedic surgeons who self-identify and/or have formal specialty training in sports medicine, and a subpopulation of general orthopedic surgeons who perform a high volume of cartilage repair procedures involving the knee. Our MACI commercial team consists of individual sales representatives that regularly engage with our target audience. The team is divided into geographic regions, each managed by a Regional Sales Director and led by a Senior Vice President of Sales. Most private payers have a medical policy that covers treatment with MACI with the top 30 largest commercial payers having a formal medical policy for MACI or ACI in general. With respect to private commercial payers that have not yet approved a medical policy for MACI, we often obtain approval on a case-by-case basis.

MACI consists of autologous cultured chondrocytes, which are human-derived cells that are obtained from the patient’s own cartilage, and which are seeded onto resorbable Type I/III collagen membrane. Since MACI’s commercial launch, a treating surgeon has been able to use MACI to treat a patient through an open surgical procedure. In August 2024, however, the FDA approved a supplemental Biologics License Application (“sBLA”) expanding the MACI indication to add instructions for the arthroscopic delivery of MACI to the product’s approved labeling, permitting the repair of single or multiple full-thickness cartilage defects of the knee up to 4 cm2 in size via that approach. MACI ArthroTM provides a less invasive technique compared to the current approach and allows surgeons to evaluate, prepare and treat the cartilage defect, and deliver the MACI implant, under direct arthroscopic visualization using specialized and custom-designed instruments (the “MACI Arthro instruments”) through small incisions or portals. The arthroscopic delivery of MACI could increase the ease of MACI’s use for physicians and may reduce both the length of the procedure as well as procedure-induced trauma, ultimately resulting in a reduction of a patient’s post-operative pain and accelerating a patient’s recovery. MACI Arthro became commercially available in the United States during the third quarter of 2024 and we began selling the MACI Arthro instruments at that time. In conjunction with the launch of MACI Arthro, we have expanded our target surgeon base from 5,000 to 7,000 to include orthopedic surgeons that perform high volumes of knee cartilage repair surgeries, predominantly through arthroscopic procedures.

We also are evaluating the feasibility and potential market opportunity involved in delivering MACI treatment to patients suffering from cartilage damage in the ankle. We believe that this potential lifecycle enhancement and indication expansion for MACI will require conducting an additional randomized clinical trial concerning the product’s use in the ankle and we are on track to initiate a MACI Ankle clinical trial beginning in 2025. If approved, we believe MACI’s expansion into the ankle will be a significant long-term growth driver for the product, beginning in the latter half of the decade.

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

NexoBrid

Our portfolio of commercial-stage products also includes NexoBrid (anacaulase-bcdb), a topically-administered biological orphan product containing proteolytic enzymes, for which the FDA approved a BLA in December 2022 permitting the product’s use for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. Subsequently, in August 2024, the FDA approved a sBLA expanding NexoBrid’s indication to include pediatric patients.

NexoBrid is approved in the European Union (“EU”) and other international markets and has been designated as an orphan biologic in the U.S., EU and other international markets. NexoBrid has the potential to change the standard of care for eschar removal with respect to hospitalized burn patients and treat a significant addressable market in the U.S. With respect to NexoBrid, of the approximately 40,000 people that are hospitalized in the U.S. each year for burn-related injuries, the majority, over 30,000, have thermal burns and will likely require some level of eschar removal. NexoBrid’s FDA approval expands our burn care franchise’s total addressable market, which will permit us to treat a significantly larger segment of hospitalized burn patients than with Epicel alone. The expansion of our target addressable market supports a broader commercial footprint, and we believe that this may help drive both increased NexoBrid use as well as increased Epicel awareness throughout the burn care space. Both our Epicel and NexoBrid products are serviced by our burn care field force, which consists of individual sales and clinical representatives that regularly engage with our target audience. The team is divided into geographical regions, each managed by a Regional Sales Director and led by a Vice President of National Burn Care Sales.

In May 2019, we entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. The manufacturing process for NexoBrid is conducted by MediWound, primarily at manufacturing locations in Israel. Certain raw materials utilized in NexoBrid’s manufacture, including the supply of the active ingredient bromelain are sourced from Taiwan.

Results of Operations

The following is a summary of our condensed consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2024	2023	Change $	Change %	2024	2023	Change $	Change %
Total revenue	$57,905	$45,581	$12,324	27.0%	$161,848	$132,520	$29,328	22.1%
Cost of product sales	16,252	14,973	1,279	8.5%	48,240	45,451	2,789	6.1%
Gross profit	41,653	30,608	11,045	36.1%	113,608	87,069	26,539	30.5%
Research and development	6,093	5,676	417	7.3%	19,874	16,141	3,733	23.1%
Selling, general and administrative	38,025	29,989	8,036	26.8%	107,694	90,123	17,571	19.5%
Total operating expenses	44,118	35,665	8,453	23.7%	127,568	106,264	21,304	20.0%
Loss from operations	(2,465)	(5,057)	2,592	(51.3)%	(13,960)	(19,195)	5,235	(27.3)%
Total other income	1,564	1,111	453	40.8%	4,515	2,734	1,781	65.1%
Income tax benefit	—	(286)	286	(100.0)%	—	(286)	286	(100.0)%
Net loss	$(901)	$(3,660)	$2,759	(75.4)%	$(9,445)	$(16,175)	$6,730	(41.6)%

Comparison of the Periods Ended September 30, 2024 and 2023

Total Revenue

Revenue by product is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2024	2023	Change $	Change %	2024	2023	Change $	Change %
MACI	$44,656	$37,589	$7,067	18.8%	$128,973	$108,114	$20,859	19.3%
Epicel	12,184	7,394	4,790	64.8%	30,606	23,808	6,798	28.6%
NexoBrid	1,065	598	467	78.1%	2,269	598	1,671	279.4%
Total revenue	$57,905	$45,581	$12,324	27.0%	$161,848	$132,520	$29,328	22.1%

Total revenue increase for the three and nine months ended September 30, 2024, compared to the same periods in 2023, was driven primarily by MACI volume and price growth, in addition to burn care revenue from higher Epicel and NexoBrid volume.

Seasonality

Sales of MACI implants have historically experienced a level of seasonality throughout the year. In the last five years through 2023, MACI sales volumes from the first through the fourth quarter on average represented 20% (18%-22% range), 22% (16%-24% range), 23% (21%-26% range) and 35% (33%-38% range) respectively, of total annual volumes. Historically, MACI orders are normally stronger in the fourth quarter due to several factors including the satisfaction by patients of insurance deductible limits and the time of year patients prefer to start rehabilitation. Due to the low incidence and variable occurrence of severe burns encompassing a large total body surface area, Epicel revenue has inherent variability from quarter-to-quarter and does not exhibit significant seasonality. Although U.S. sales of NexoBrid only began in September 2023, and we are still relatively early in its commercial launch, we do not expect NexoBrid revenue to experience significant seasonality given its emergent use in treating severe burns.

Gross Profit

Gross profit increase for the three and nine months ended September 30, 2024, compared to the same periods in 2023, was driven by revenue growth across all products, combined with our primarily fixed manufacturing cost structure which consists mainly of labor and facility costs.

Research and Development Expenses

The following table summarizes research and development expenses, which include materials, professional fees and an allocation of employee-related salary and fringe benefit costs for our research and development projects:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2024	2023	Change $	Change %	2024	2023	Change $	Change %
MACI	$4,345	$4,020	$325	8.1%	$14,635	$10,412	$4,223	40.6%
Epicel	1,138	890	248	27.9%	3,463	2,975	488	16.4%
NexoBrid	610	766	(156)	(20.4)%	1,776	2,754	(978)	(35.5)%
Total research and development expenses	$6,093	$5,676	$417	7.3%	$19,874	$16,141	$3,733	23.1%

Research and development expenses increased for the three months ended September 30, 2024, compared to the same period in 2023. The increase is primarily due to higher headcount and employee expenses.

Research and development expenses increased for the nine months ended September 30, 2024, compared to the same period in 2023. The increase is primarily due to higher headcount and employee expenses, as well as increased MACI arthroscopic development program costs in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2024 were $38.0 million, compared to $30.0 million for the same period in 2023. The increase in selling, general and administrative expenses was primarily due to higher headcount and employee expenses, including stock compensation and sales incentive compensation, and an increase in marketing programs and events, including to support the MACI arthroscopic launch.

Selling, general and administrative expenses for the nine months ended September 30, 2024 were $107.7 million, compared to $90.1 million for the same period in 2023. The increase in selling, general and administrative expenses was primarily due to higher headcount and employee expenses, including stock compensation and sales incentive compensation, an increase in marketing programs and events, including to support the MACI arthroscopic launch, and the lease expense associated with the Burlington Lease.

Total Other Income

The increase in other income for the three and nine months ended September 30, 2024, compared to the same periods in 2023 was due to an increase in interest income primarily due to fluctuations in the rates of return on our investments in various marketable debt securities and money market funds.

Stock-based Compensation Expense

Non-cash stock-based compensation expense is summarized in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2024	2023	Change $	Change %	2024	2023	Change $	Change %
Cost of product sales	$762	$660	$102	15.5%	$2,914	$2,341	$573	24.5%
Research and development	1,095	892	203	22.8%	3,281	2,862	419	14.6%
Selling, general and administrative	7,367	6,372	995	15.6%	22,383	20,213	2,170	10.7%
Total non-cash stock-based compensation expense	$9,224	$7,924	$1,300	16.4%	$28,578	$25,416	$3,162	12.4%

The increase in stock-based compensation expense for the three and nine months ended September 30, 2024, compared to the same periods in 2023, was due primarily to fluctuations in stock prices and the mix of service-based options and restricted stock units, which impacts the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$35,921	$25,225
Net cash (used in) provided by investing activities	(64,383)	4,958
Net cash provided by financing activities	11,946	2,311
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(16,516)	$32,494

Net Cash Provided by Operating Activities

Our cash, cash equivalents and restricted cash totaled $70.4 million, short-term investments totaled $48.1 million and long-term investments totaled $32.9 million as of September 30, 2024. The $35.9 million of cash provided by operations during the nine months ended September 30, 2024 was primarily the result of non-cash charges of $28.6 million related to stock-based compensation expense, $5.1 million of operating lease amortization and $4.0 million in depreciation and amortization expense, offset by a net loss of $9.4 million and a net increase of $7.8 million related to movements in our working capital accounts. The overall increase in cash from our working capital accounts was primarily driven by a decrease in accounts receivable due to cash collections and receipts of tenant improvement allowances which exceeded payments on operating leases amortization, offset by a decrease in accounts payable and accrued expenses due to timing of payments and an increase in inventory primarily related to supporting NexoBrid commercial availability.

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

Net Cash (Used In) Provided By Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024 was the result of $52.6 million in investment purchases and $50.2 million of property and equipment purchases primarily for construction in process related to the Burlington Lease, offset by $38.4 million of investment sales and maturities.

Net cash provided by investing activities during the nine months ended September 30, 2023 was the result of $60.9 million of investment sales and maturities, offset by $36.3 million in investment purchases, a $7.5 million regulatory milestone payment to MediWound resulting from the FDA’s approval of the NexoBrid BLA, and $12.2 million of property and equipment purchases primarily for manufacturing upgrades and construction in process related to the Burlington Lease.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 was the result of net proceeds from the exercise of stock options and the employee stock purchase plan of $17.3 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $5.3 million.

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

As of September 30, 2024, we were not party to any off-balance sheet arrangements.

Sources of Capital

On July 29, 2022, we entered into a $150.0 million five-year senior secured revolving credit agreement by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (the “Revolving Credit Agreement”). We have no immediate plans to borrow under the Revolving Credit Agreement, but we may use the facility for working capital needs and other general corporate purposes. As of September 30, 2024, there are no outstanding borrowings under the Revolving Credit Agreement, and we are in compliance with all applicable covenant requirements. See Note 8, “Revolving Credit Agreement” in the accompanying condensed consolidated financial statements for further details.

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

There have been no material changes to our critical accounting policies and estimates in the nine months ended September 30, 2024. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2023.

Cautionary Note Regarding Forward-Looking Statements

This report, including the documents incorporated by reference herein, contains certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “projects,” “trends,” “opportunity,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “target,” “achieve,” “continuing,” “ongoing,” and similar words or phrases, or future or conditional verbs such as “would,” “should,” “could,” “may,” or similar expressions. Among the factors that could cause actual results to differ materially from those set forth in the forward-looking statements include, but are not limited to, uncertainties associated with our expectations regarding future revenue, growth in revenue, market penetration for MACI®, MACI Arthro™, Epicel®, and NexoBrid®, growth in profit, gross margins and operating margins, the ability to continue to scale our manufacturing operations to meet the demand for our cell therapy products, including the timely completion of a new headquarters and manufacturing facility in Burlington, Massachusetts, the ability to achieve or sustain profitability, contributions to adjusted EBITDA, the expected target surgeon audience, potential fluctuations in sales and volumes and our results of operations over the course of the year, timing and conduct of clinical trial and product development activities, timing and likelihood of the FDA’s potential approval of the use of MACI to treat cartilage defects in the ankle, the estimate of the commercial growth potential of our products and product candidates, competitive developments, changes in third-party coverage and reimbursement, surgeon adoption of MACI Arthro, physician and burn center adoption of NexoBrid, labor strikes, changes in surgeon and hospital treatment prioritizations caused by the temporary shortage of essential medical supplies, supply chain disruptions or other events or factors that might affect our ability to manufacture MACI or Epicel or affect MediWound’s ability to manufacture and supply sufficient quantities of NexoBrid to meet customer demand, including but not limited to the ongoing military conflicts in the Middle East region involving Israel, negative impacts on the global economy and capital markets resulting from the conflict in Ukraine and the Middle East conflicts, adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, global geopolitical tensions or record inflation and potential future impacts on our business or the economy generally stemming from a public health emergency. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties, which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in our Annual Report on Form 10-K under “Part I, Item 1A Risk Factors.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of September 30, 2024, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of the Company’s Section 16 officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

Additionally, there were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended September 30, 2024 by our Section 16 officers or directors.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of the Company.	8-K	000-22025	4.1	December 17, 2009
3.2	Certificate of Amendment to Restated Articles of Incorporation of the Company dated February 9, 2010.	S-1	333-160044	3.2	March 31, 2010
3.3	Certificate of Amendment to Restated Articles of Incorporation of the Company dated March 22, 2011.	8-K	000-22025	3.1	March 25, 2011
3.4	Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 21, 2014.	8-K	001-35280	3.1	November 24, 2014
3.5	Amended and restated bylaws.	8-K	000-22025	3.1	November 12, 2010
4.1	Description of Capital Stock.	10-K	001-35280	4.5	February 25, 2020
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1†*	Eleventh Amendment to the Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated July 31, 2024.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.
† Certain immaterial and confidential portions of this exhibit have been omitted in accordance with Item 601 (a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2024

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOSEPH A. MARA
Joseph A. Mara
Chief Financial Officer
(Principal Financial Officer)