Form 10-K
period 2024-12-31
Vericel Corp
filed 2025-02-27
CIK 887359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2024
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

The aggregate market value of the registrant’s Common Stock, no par value per share (“Common Stock”), held by non-affiliates of the registrant (based on the closing sales price of the Common Stock as reported on the NASDAQ Capital Market) on June 30, 2024 was approximately $2.2 billion. This computation excludes shares of Common Stock held by each executive officer and director who may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2025, 49,969,568 shares of Common Stock, no par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference
Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended December 31, 2024, scheduled for April 30, 2025	Items 10, 11, 12, 13 and 14 of Part III

VERICEL CORPORATION
ANNUAL REPORT ON FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the documents incorporated by reference herein, contains certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “projects,” “trends,” “opportunity,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “target,” “achieve,” “continuing,” “ongoing,” and similar words or phrases, or future or conditional verbs such as “would,” “should,” “could,” “may,” or similar expressions. Among the factors that could cause actual results to differ materially from those set forth in the forward-looking statements include, but are not limited to, uncertainties associated with our expectations regarding future revenue, growth in revenue, market penetration for MACI®, MACI Arthro™, Epicel®, and NexoBrid®, growth in profit, gross margins and operating margins, the ability to continue to scale our manufacturing operations to meet the demand for our cell therapy products, including the timely completion and qualification of a new manufacturing facility in Burlington, Massachusetts, the ability to sustain profitability, contributions to adjusted EBITDA, the expected target surgeon audience, potential fluctuations in sales and volumes and our results of operations over the course of the year, timing and conduct of clinical trial and product development activities, timing and likelihood of the FDA’s potential approval of the use of MACI to treat cartilage defects in the ankle, the estimate of the commercial growth potential of our products and product candidates, competitive developments, changes in third-party coverage and reimbursement, surgeon adoption of MACI Arthro, physician and burn center adoption of NexoBrid, labor strikes, changes in surgeon and hospital treatment prioritizations caused by the temporary shortage of essential medical supplies, supply chain disruptions or other events or factors that might affect our ability to manufacture MACI or Epicel or affect MediWound’s ability to manufacture and supply sufficient quantities of NexoBrid to meet customer demand, including but not limited to the ongoing conflicts in the Middle East region involving Israel, negative impacts on the global economy and capital markets resulting from the conflict in Ukraine and the Middle East conflicts, changes in trade policies and regulations, including the potential for increases or changes in duties, current and potentially new tariffs or quotas, lingering effects of adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, possible changes in governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures and the impact of the recent elections in the United States, global geopolitical tensions and potential future impacts on our business or the economy generally stemming from a public health emergency. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties, which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in our Annual Report on Form 10-K under “Part I, Item 1A Risk Factors.”

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

We own various trademark registrations and applications, and unregistered trademarks, including Vericel Corporation, Epicel, MACI, MACI Arthro and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this Form 10-K are the property of their respective holders, including NexoBrid, which is a registered trademark of MediWound Ltd. Solely for convenience, the trademarks and trade names in this document may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

PART I

Item 1. Business

General Information

Vericel Corporation is a fully-integrated, commercial-stage biopharmaceutical company and a leading provider of advanced therapies for the sports medicine and severe burn care markets. Whether we are treating damaged cartilage or severe burns, we provide advanced therapies to repair serious injuries and restore lives. Our highly differentiated portfolio of cell therapy and specialty biologic products combines innovations in biology with medical technologies. We were among the first companies to achieve commercial success in the complex field of cell therapies with treatments that use tissue engineering to regenerate skin and healthy knee cartilage. We currently market two U.S. Food and Drug Administration (“FDA”) approved autologous cell therapy products and one FDA-approved specialty biologic product in the U.S. MACI® is an autologous cellularized scaffold product that is indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Since MACI’s commercial launch, the product’s FDA-approved labeling has provided for a treating surgeon to use MACI to treat a patient through an open surgical procedure. In August 2024, the FDA approved a supplemental Biologics License Application (“sBLA”) expanding the MACI indication to add instructions for the arthroscopic delivery of MACI to the product’s approved labeling. MACI Arthro™ allows surgeons to evaluate and prepare the cartilage defect site as well as deliver the MACI implant through small incisions using custom-designed arthroscopic instruments developed by the Company (“MACI Arthro instruments”). MACI Arthro became commercially available in the United States during the third quarter of 2024 and the Company began selling the MACI Arthro instruments at that time.

Epicel® is a permanent skin replacement Humanitarian Use Device (“HUD”) indicated for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of a patient’s total body surface area (“TBSA”). We also hold an exclusive license from MediWound Ltd. (“MediWound”) for North American rights to NexoBrid® (anacaulase-bcdb), a topically-administered biological orphan product containing proteolytic enzymes, which is indicated for the removal of eschar in adult and pediatric patients with deep partial thickness and/or full thickness thermal burns.

Our Strategy

Our objective is to become the leading developer in advanced therapies for the sports medicine and severe burn care markets. To achieve this objective, we intend to:

•Increase MACI revenue by increasing the number of surgeons implanting MACI and the average number of implants per surgeon, seeking to expand the clinical indications for which the MACI and MACI Arthro procedures are approved, and optimizing the ease of use of the MACI procedure for surgeons through continued innovation;
•Increase Epicel revenue by expanding the number of burn centers and surgeons consistently using Epicel;
•Increase NexoBrid revenue by expanding the number of burn centers, hospitals and physicians consistently using NexoBrid for the removal of eschar; and
•Generate positive operating income and cash flow.

The Ongoing Conflicts in the Middle East

In May 2019, we entered into exclusive license and supply agreements with MediWound, under which MediWound manufactures and supplies NexoBrid to the U.S. market on a unit price basis. MediWound develops and manufactures NexoBrid in part, at its facilities in Yavne, Israel.

We continue to monitor the ongoing conflicts in the Middle East region involving Israel, and we are in close communication with MediWound leadership. MediWound’s NexoBrid manufacturing operations are continuing and, as of the date of this disclosure, MediWound does not anticipate a material disruption to its ongoing supply of commercial NexoBrid to the U.S. To the extent the conflicts in the Middle East region intensify or expand and MediWound’s facilities in Israel are damaged or destroyed, travel to and from Israel is halted or inhibited, or significant key MediWound operational personnel are called to military service, MediWound’s ability to continue to supply NexoBrid to the U.S. market could be disrupted. As of the date of this report, we maintain an ample supply of NexoBrid at our U.S.-based third-party logistics provider.

For a discussion of additional risks associated with the ongoing conflicts in the Middle East region, please see Part I, Item 1A. “Risk Factors”.

Manufacturing

We have a cell manufacturing facility in Cambridge, Massachusetts, which is used for U.S. manufacturing and distribution of MACI and Epicel. In January 2022, we entered into a lease agreement (as amended, the “Burlington Lease”) to lease approximately 126,000 square feet of manufacturing, laboratory and office space in Burlington, Massachusetts, which has been under construction. The Burlington facility is substantially complete, and we are currently utilizing the facility’s office space. Once validated, the facility’s manufacturing component will eventually become the primary manufacturing facility for MACI and Epicel.

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

Product Portfolio

Our current marketed products include two FDA-approved autologous cell therapies and one FDA-approved specialty biologic product. MACI is a third-generation autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. In connection with our MACI product, we sell MACI biopsy kits, which are used by treating surgeons to obtain a sample of cartilage tissue, which is later sent to us. If a patient decides to move forward with MACI treatment, we subsequently use the cartilage sample to manufacture a MACI implant. When an orthopedic surgeon decides to treat a patient by implanting MACI through an arthroscopic approach the surgeon may choose to use our custom MACI Arthro instruments during the procedure, which we sell by way of a separate transaction.

Epicel is a permanent skin replacement indicated for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of a patient’s TBSA. Both autologous cell therapy products are currently manufactured and marketed in the U.S. NexoBrid is a topically-administered biological orphan product containing proteolytic enzymes that is indicated for eschar removal in adult and pediatric patients with deep partial-thickness and/or full-thickness burns. We hold exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America.

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

MACI is an autologous cellular scaffold product consisting of autologous cultured chondrocytes seeded onto a resorbable Type I/III porcine-derived collagen membrane. Autologous cultured chondrocytes are human-derived cells which are obtained from a sample of the patient’s own cartilage for the manufacture of MACI. An orthopedic surgeon obtains the sample by taking a cartilage biopsy during an initial arthroscopic procedure. We isolate the patient’s chondrocytes (the cells that produce cartilage) from the biopsy and expand those cells in a manufacturing process compliant with current Good Manufacturing Practices (“cGMP”). The expanded cells are then uniformly seeded onto a resorbable collagen membrane using a proprietary process prior to shipment. After receipt by the surgeon, MACI is implanted into the cartilage defect(s). A key driver of ACI’s therapeutic advantage relative to other approaches, such as microfracture, is that autologous chondrocytes have the potential to produce the hyaline-like cartilage that is naturally present in the knee, rather than fibrous cartilage, which lacks the durability and wear characteristics of hyaline cartilage. Unlike Carticel, which was a cell suspension and required a membrane to be sutured in place to confine the cell suspension to the defect area, MACI is comprised of cells uniformly seeded on a collagen membrane resulting in a surgery that is simpler than that involved with Carticel. MACI may be implanted through a smaller incision or mini arthrotomy for focal defects. Additionally, since the FDA approval of MACI Arthro in August 2024, a surgeon is now able to evaluate and prepare the cartilage defect site, as well as deliver the MACI implant, through small incisions using the MACI Arthro instruments. MACI is simply trimmed by the surgeon to the size of the defect, allowing for a precise fit, and fixed to the bone with an off-the-shelf surgical fibrin sealant. MACI has expanded the ACI market since MACI shares the efficacy advantages of Carticel, while being less invasive, having a shorter procedure time, and eliminating the need for a periosteal harvest and suture fixation of the periosteal patch. In addition, MACI is indicated for a broader range of cartilage defects of the knee, ensures more uniform distribution of the cells in the cartilage defect, and is supported by Phase 3 clinical data demonstrating a statistically significant improvement in pain and function scores compared to microfracture.

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

MACI became commercially available in the European Union (the “EU”) in 2001 and in Australia in 2002, prior to promulgation of regulations requiring marketing authorizations for cell therapies in those markets. MACI received marketing authorization in Europe in June 2013, by meeting the requirements of the Advanced Therapy and Medicinal Product (“ATMP”) guidelines based on the results of the SUMMIT trial in which MACI was manufactured at, and supplied from, our Cambridge, Massachusetts site. We suspended the marketing of MACI in Europe in September 2014 and the European manufacturing authorization for MACI expired by its terms at the end of June 2018. Australian operations and the commercialization of MACI in that country was discontinued prior to our acquisition of the product in 2014.

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

We have traditionally experienced a level of seasonality with respect to the timing of MACI revenues. In the last five years through 2024, MACI sales volumes from the first through the fourth quarter on average represented 21% (20%-22% range), 22% (16%-24% range), 23% (21%-26% range) and 34% (33%-38% range) respectively, of total annual volumes. Historically, MACI orders are normally stronger in the fourth quarter due to several factors including the satisfaction by patients of insurance deductible limits and the time of year patients prefer to start rehabilitation.

Seasonal sales patterns and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows. We expect to continue to experience this seasonality effect in subsequent years.

Since MACI’s commercial launch, the product’s FDA-approved labeling has provided for a treating surgeon to use MACI to treat a patient through an open surgical procedure. In August 2024, the FDA approved a sBLA expanding the MACI indication to add instructions for the arthroscopic delivery of MACI to the product’s approved labeling, permitting the repair of single or multiple full-thickness cartilage defects of the knee up to 4 cm2 in size via an arthroscopic approach. MACI Arthro™ provides a less invasive technique compared to the open arthrotomy approach and allows surgeons to evaluate, prepare and treat the cartilage defect, and deliver the MACI implant, under direct arthroscopic visualization and, should the surgeon so choose, to use specialized and custom-designed instruments (the “MACI Arthro instruments”) through small incisions or portals. The arthroscopic delivery of MACI could increase the ease of MACI’s use for physicians and may reduce both the length of the procedure as well as procedure-induced trauma, which may result in a reduction of a patient’s post-operative pain and accelerate a patient’s recovery. MACI Arthro became commercially available in the United States during the third quarter of 2024, and we began selling the MACI Arthro instruments at that time. To date, we have experienced strong surgeon interest in the MACI Arthro technique and Company-sponsored education and training programs concerning the arthroscopic approach are underway. We believe that the availability of MACI Arthro provides a significant growth opportunity for the overall MACI business. In conjunction with the launch of MACI Arthro, we have expanded our target surgeon base from 5,000 to 7,000 to include orthopedic surgeons that perform high volumes of knee cartilage repair surgeries, predominantly through arthroscopic procedures.

We also are evaluating the feasibility and potential market opportunity involved in delivering MACI treatment to patients suffering from cartilage damage in the ankle. We believe that this potential lifecycle enhancement and indication expansion for MACI will require conducting an additional randomized clinical trial concerning the product’s use in the ankle and we are on track to initiate a MACI Ankle clinical trial beginning in 2025. If approved, we believe MACI’s label expansion allowing its use to repair cartilage defects in the ankle will be a significant long-term growth driver for the product in the coming years.

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

Epicel is produced by isolating and expanding keratinocytes, which are the predominant cell type in the epidermis or outer layer of the skin, and which are originally obtained by taking a small biopsy of a patient’s healthy skin. Epicel is an important treatment option for patients with severe burns because these patients are generally understood to need a keratinocyte-based epithelium, and, because of the severity and extent of their burns, these patients generally have very little healthy skin remaining on their bodies from which to obtain keratinocyte-based epithelium for autografting.

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

Market Opportunity for Epicel

Each year in the U.S., more than 40,000 people are hospitalized for burns. Approximately 1,500 of these patients are treated for burns covering more than 30% TBSA, the labeled indication for Epicel. Currently, the mortality rate for this group is approximately 34%, partially due to the inability to quickly close wounds because of the lack of remaining healthy tissue from which to harvest autografts. The typical Epicel patient has suffered full-thickness burns due to a wide variety of occupational, household or vehicular accidents. Many of the most severely burned patients are medivac transported to one of the approximately 140 specialized burn centers across the U.S. While the average acute care hospital has less than three admissions for burns annually, these specialized burn centers average over 200 admissions per year.

Relative to clinical need, we believe Epicel has been underutilized by burn centers due to the lack of a consistent promotional and educational effort prior to our acquisition of the product. We expect Epicel’s utility to continue to grow as commercial and medical efforts are appropriately dedicated to the product and the burn centers that use it to treat patients.

Due to the low incidence and sporadic nature of severe burns, Epicel revenue has inherent variability from quarter to quarter and does not exhibit significant seasonality. Over the past five years, a single quarter has ranged from as high as 34% to as low as 17% of annual volumes. Seasonal sales patterns and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows.

NexoBrid

Our portfolio of commercial-stage products also includes NexoBrid (anacaulase-bcdb), a topically-administered biological orphan product containing proteolytic enzymes, for which the FDA approved a BLA in December 2022 permitting the product’s use for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. Subsequently, in August 2024, the FDA approved an sBLA expanding NexoBrid’s indication to include pediatric patients.

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

Market Opportunity for NexoBrid

NexoBrid is approved in the European Union (“EU”) and other international markets and has been designated as an orphan biologic in the U.S., EU and other international markets. NexoBrid has the potential to change the standard of care for eschar removal with respect to hospitalized burn patients and treat a significant addressable market in the U.S. With respect to NexoBrid, of the approximately 40,000 people that are hospitalized in the U.S. each year for burn-related injuries, the majority, over 30,000, have thermal burns and will likely require some level of eschar removal. NexoBrid’s FDA approval expands our burn care franchise’s total addressable market, which will permit us to treat a significantly larger segment of hospitalized burn patients than with Epicel alone. The expansion of our target addressable market supports a broader commercial footprint, and we believe that this will help drive both increased NexoBrid use as well as increased Epicel awareness throughout the burn care space.

The manufacturing process for NexoBrid is conducted by MediWound, primarily at manufacturing locations in Israel. Certain raw materials utilized in NexoBrid’s manufacture, including the supply of the active ingredient bromelain, are sourced from Taiwan.

Pursuant to the terms of our existing license agreement, following the FDA approval of NexoBrid, MediWound transferred the BLA to Vericel. Subsequently, in August 2024, the FDA approved a supplemental BLA expanding NexoBrid’s indication to include pediatric patients.

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

Since 2019, we have held exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. We will need to continue to comply with the terms of such agreements in order to maintain our rights to such patents as we further commercialize NexoBrid in 2025.

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

Sales and Marketing

MACI, Epicel and NexoBrid are specialty products with focused physician and institutional call points. We have two sales teams, one dedicated to MACI and a Burn Care team focused on both Epicel and NexoBrid. Our MACI commercial team is divided into geographic regions and consists of sales representatives that regularly engage with our target audience and who are managed by a senior sales leadership team. In conjunction with the launch of MACI Arthro, we have expanded our target surgeon base from 5,000 to 7,000 to include orthopedic surgeons that perform high volumes of knee cartilage repair surgeries, predominantly through arthroscopic procedures.

Most private payers have a medical policy that covers treatment with MACI with the top 30 largest commercial payers having a formal medical policy for MACI or ACI in general. Even for private payers that have not yet approved a medical policy for MACI, for medically appropriate cases, we often obtain approval on a case-by-case basis.

We contract with two specialty pharmacies, Orsini Pharmaceutical Services, Inc. (“Orsini”) and AllCare Plus Pharmacy, Inc. (“AllCare”) to distribute MACI in a manner in which we retain the credit and collection risk from the end customer. We pay each specialty pharmacy a fee in each instance when it dispenses MACI for use in treating a patient. Both Orsini and AllCare perform collection activities to collect payment from customers. In addition, we sell MACI directly to hospitals pursuant to an agreed upon purchase order and to a distributor, DMS Pharmaceutical Group, Inc. (“DMS”) at a contracted rate for the treatment of patients at military facilities throughout the U.S. We engage a third-party contractor to provide services in connection with a patient support program to manage patient cases and to ensure that complete and accurate billing information is provided to insurers and hospitals.

Following the approval and commercial launch of NexoBrid, we have expanded the burn care commercial team to include both account management and clinical specialist professionals. The burn care commercial team is divided into geographic regions and consists of sales representatives that regularly engage with our target audience and who are managed by a senior sales leadership team. There are approximately 140 burn centers in the U.S., and a subset of these institutions regularly treat patients suffering from large TBSA burns. We sell Epicel directly to hospitals and burn centers based on contracted rates stated in an approved contract or an applicable purchase order with the hospital. We sell NexoBrid to specialty distributors. These customers subsequently resell NexoBrid to hospitals and burn centers.

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

Some human cell or tissue products that are intended for implantation, transplantation, infusion, or transfer into a human recipient are regulated solely as human cell, tissue, and cellular and tissue-based products (“HCT/Ps”) and do not require the FDA’s premarket review. If these cell or tissue products do not meet the FDA’s requirements for regulation solely as an HCT/P, they require FDA premarket review and marketing authorization. The types of marketing authorizations required for non HCT/P cell therapy products have evolved since cell therapy products were initially introduced. Epicel was approved by FDA’s Center for Devices and Radiological Health (“CDRH”), as an HDE medical device in 2007, but now is regulated by CBER under the same medical device regulations. MACI, approved in 2016, is regulated by CBER as a combination cell therapy/device product and required an approved BLA to be marketed in the U.S. Significant changes to already approved products additionally require a supplemental BLA to be approved before such changes to products may be marketed in the U.S. In August 2024, the FDA approved a supplemental BLA expanding the MACI indication to add instructions for the arthroscopic delivery of MACI to the product’s approved labeling. NexoBrid is regulated by FDA’s Center for Drug Evaluation and Research (“CDER”) as a botanical protein biologic and the BLA associated with it was approved by the FDA on December 28, 2022, paving the way for marketing and commercialization. Subsequently, in August 2024, the FDA approved a supplemental BLA expanding NexoBrid’s indication to include pediatric patients. Commercial production of these products needs to occur in FDA-registered facilities in compliance with cGMP requirements for biologics.

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

Product Approval

In order to obtain an FDA license for, or approval of, a new biological product, sponsors must submit proof of safety, purity and potency, or effectiveness. In most cases, such proof entails extensive nonclinical (also known as preclinical), studies in animal models and well-controlled clinical trials in human subjects. The testing and preparation of necessary applications and the processing of those applications by the FDA is expensive, can take several years to complete, and can have uncertain outcomes. The FDA regulatory review and approval process is complex and can result in requests for additional data, resulting in increased development costs, and time to market delays, or could preclude us altogether from bringing to market new products. The FDA may also require post-marketing studies and risk evaluation and mitigation strategies (“REMS”) as conditions of approval. These requirements, if imposed, add to the cost of regulatory compliance and the cost of selling, due to complex distribution and restricted commercial operations. Product approvals may be withdrawn if compliance with applicable regulations is not maintained or if safety issues are identified during routine safety monitoring following commercialization.

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

An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. The approval of a biologic may be significantly more limited than requested in the application, including limitations on the specific diseases and dosages or the indications for use, which could restrict the commercial value of the product. The FDA may also require that certain contraindications, warnings, or precautions be included in the product labeling. In addition, as a condition of BLA approval, the FDA may require a Risk Evaluation and Mitigation Strategy (“REMS”) to help ensure that the benefits of the biologic outweigh potential risks. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, distribution controls, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS (or use of a companion diagnostic with a biologic) can materially affect the potential market and profitability of the biologic. Moreover, product approval may require, as a condition of approval, substantial post-approval testing and surveillance to monitor the biologic’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory requirements and standards is not maintained, or problems are identified following initial marketing.

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

Humanitarian Device Exemption

Unless an exemption applies, each medical device commercially distributed in the U.S. requires either a substantial equivalence determination under a premarket notification submission pursuant to Section 510(k) of the FFDCA, or approval of a premarket approval application (“PMA”). The FDA provides an incentive for the development of certain devices intended to benefit patients by treating or diagnosing a disease or condition that affects or is manifested in not more than 8,000 individuals in the U.S. per year. These devices receive a HUD designation and may be eligible for marketing approval under an HDE application. An HDE application is a premarket approval application that seeks an exemption from the effectiveness requirement that would otherwise apply to the application. FDA approval of an HDE application authorizes the applicant to market the device.

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

Advertising and Promotion

The FDA closely regulates the post-approval marketing and promotion of biologics and devices, including regulating through standards and regulations for direct-to-consumer advertising and promotional activities involving the internet. The agency also prohibits the off-label promotion of biologics and devices and provides guidance on industry-sponsored scientific and educational activities to ensure that these activities are not promotional. Any claims we make about our products in advertising or promotion must be appropriately balanced with important safety information and otherwise adequately substantiated. A company’s failure to comply with these requirements can result in adverse publicity and significant penalties, including the issuance of untitled or warning letters directing a company to correct deviations from FDA standards, a requirement to issue corrective advertising, FDA pre-clearance of future advertising and promotional materials, injunctions, and federal and state civil and criminal investigations and prosecutions.

While doctors are free to prescribe any product approved by the FDA for use, a company can only make claims relating to safety and effectiveness of a biological product or device that are consistent with the FDA approval or clearance, and the company is allowed to actively market and promote a biological product or device only for the particular use and treatment approved or cleared by the FDA. For BLAs, changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission of a new BLA or BLA supplement and FDA approval of the same before the change can be implemented. A BLA supplement for a new indication often requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs. Similarly, changes to approved or cleared devices may require FDA’s premarket review.

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

The main competing treatments for MACI in the U.S. are microfracture and osteochondral allograft. Microfracture, a minimally invasive procedure that can be performed during the initial arthroscopic procedure, involves creating small fractures in the underlying bone allowing bone marrow to enter the defect. This treatment eventually forms a weaker form of cartilage known as fibrocartilage which can offer shorter term relief but is at high risk of breaking down in larger defects. This treatment is sometimes augmented with allograft derived products such as BioCartilage® and Cartiform® (distributed by Arthrex, Inc.) and Prochondrix® (distributed by Stryker Corporation). Additionally, CartiMax® (distributed by ConMed Corporation) is an allograft filler that can be used to treat certain cartilage defects. Other competitive treatments in the U.S. include a juvenile donor-derived allograft product, DeNovo® NT, marketed by Zimmer Biomet Holdings, Inc. The osteochondral allograft procedure involves the transplant of a bone and cartilage graft from a deceased donor. The donor tissue is processed by a number of tissue banks and distributed by several companies. There are multiple other cartilage repair technologies currently being studied in clinical and preclinical studies. Hyalofast® is a biodegradable hyaluronic acid-based scaffold used in conjunction with autologous concentrated bone marrow aspirate being developed by Anika Therapeutics, Inc. The Phase 3 trial completed patient enrollment in 2023. The final module of clinical data is expected to be filed with FDA in late 2025. Potential U.S. launch is anticipated in 2026. Agili-C® is a non-cellular biphasic implant derived from aragonite coral which is implanted into the subchondral bone. On March 29, 2022, Agili-C received premarket approval from the FDA and is indicated for the treatment of International Cartilage Repair Society (ICRS) grade III or above knee-joint surface lesions, with a total treatable area of 1-7cm2 for patients without severe osteoarthritis. Agili-C was developed by CartiHeal, a privately held company headquartered in Israel. In January 2024, Smith & Nephew, plc. completed the acquisition of CartiHeal, the developer of Agili-C.

MACI is the only FDA-approved ACI product on the market in the U.S. We are aware of one other ACI product in development in the U.S. for the treatment of articular cartilage defects of the knee. Aesculap Biologics completed enrollment in its Phase 3 clinical trial for NOVOCART® 3D in the U.S. in 2023. It was subsequently announced in June of 2024 that the NOVOCART assets had been acquired by Octane Medical Group.

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

NexoBrid is the first enzymatic agent to have demonstrated rapid and consistent removal of eschar in adult and pediatric patients suffering from deep partial-thickness and full-thickness thermal burns. NexoBrid has a novel mechanism of action and is the only product that specifically targets eschar or non-viable tissue, thereby preserving viable tissue and potentially minimizing the need for subsequent skin grafting in burn patients. The current standard of care for eschar removal of deep partial-thickness and full thickness burns in the U.S. is surgical excision, which can result in both viable and non-viable tissue being removed. Surgical excision involves the use of sharp instruments or hydrosurgery, through the use of the Versajet IITM Hydrosurgery System (Smith & Nephew, plc.). Other non-surgical treatments include clostridial collagenase ointment (Santyl®) (Smith & Nephew, plc.), antimicrobial agents (silver sulfadiazine), or hydrogels. Although less invasive than surgical excision, prior to NexoBrid, non-surgical debridement agents have often been considered inefficient, can result in a lengthy sloughing period, and have the potential for the development of granulation tissue and increased infection and scarring. Other than NexoBrid, Santyl is the only FDA-approved product for enzymatic eschar removal in the U.S.

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

Employees and Human Capital Resources

As of December 31, 2024, we employed approximately 357 full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

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

Available Information

Additional information about Vericel, including for complying with our disclosure under the SEC’s Regulation FD (Fair Disclosure), is included on our website, www.vcel.com. Information on our website is not incorporated by reference into this Annual Report. We make available on our website free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the Securities and Exchange Commission (“SEC”). Our reports filed with the SEC are also made available on its website at www.sec.gov. The following Corporate Governance documents are also posted on the Investor Relations section of our website: Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Insider Trading Policy, Special Trading Procedures for Insiders, Board Member Attendance at Annual Meetings Policy, Director Nominations Policy, Shareholder Communications with Directors Policy and the Charters for each of the Committees of the Board of Directors.

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
•Global crises have had and may have in the future a significant adverse effect on our business, financial condition, and results of operations.
•We may not be able to manage inventory in an effective and efficient manner, which could adversely affect our results of operations.
•Although we reported net income for the year ended 2024, we have incurred losses in the past and may not achieve consistent profitability for some time or at all.
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
•Inflationary pressures and our responses thereto as well as other unfavorable global and regional economic conditions, geopolitical events, and conflicts, such as repercussions from the ongoing conflicts in Ukraine or the Middle East region involving Israel. Tensions between China and Taiwan, or an escalation of hostilities in the wider Middle East, could continue to create substantial uncertainty in the global economy and contribute to heightened inflation and supply chain disruptions.
•If our manufacturing facility is destroyed or we experience any manufacturing difficulties, disruptions or delays, this could limit supply of our products or adversely affect our ability to conduct clinical trials and our business would be adversely impacted.
•Failure of third parties, including, for example, Matricel GmbH (“Matricel”), to manufacture or supply certain components, equipment, disposable devices and other materials used in our MACI or Epicel cell manufacturing processes would impair our cell product development and commercialization.
•Because our manufacturing and supply chain are subject to significant regulations, failure by our third-party manufacturers, including Matricel, to comply with the regulatory requirements set forth by the FDA with respect to our products could limit our ability to manufacture commercial products and/or result in the products being subject to restrictions or withdrawn from the market.
•Our financial results could be significantly impacted by uncertainty in U.S. trade policy, including uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments.
•Failure to achieve the commercial success of NexoBrid in the U.S.
•The commercial success of NexoBrid in the U.S. is dependent, in part, on MediWound’s ability to timely manufacture and supply sufficient quantities of NexoBrid to meet customer demand. To the extent MediWound is unable to manufacture NexoBrid in accordance with the requirements of its BLA approval, or experiences supply chain or other disruptions, whether as a result of the ongoing conflicts in the Middle East region involving Israel, military or other conflicts between China and Taiwan, or some other event, it could adversely affect the commercial success of NexoBrid.
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
•We face risks associated with disruptive technologies, innovation and competition, including artificial intelligence.

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
•Changes to our products or future product candidates, including the use of MACI to treat cartilage defects in the ankle, will require regulatory approvals which could result in the delay of the change being made or, if not approved, prevent any changes from being made.
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
•the impact of public health crises;
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

Public health crises have had, and may in the future have, a significant adverse effect on our business, financial condition, and results of operations.

We are subject to public health crises, which have had and may in the future have a significant impact on our operations, cash flows and liquidity. The response to a public health crisis may affect the global economy, disrupt global supply chains, and create significant disruption in financial and healthcare markets, including U.S. staffing shortages, our ability to access customers, and significant volatility in our results of operations due to the periodic cancellation or delay of elective MACI surgical procedures. Uncertainty caused by pandemics, epidemics, or other similar public health crises could lead to prolonged economic downturns and reduce or delay demand for our products, in which case our results of operations could be significantly impacted. The extent to which a public health crisis impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the timing or effectiveness of vaccine roll-outs globally, the timing of easing of preventative or mitigation measures or mandates, the impact of any variants that emerge, or any impact of a global vaccine roll-out on the global economy.

Our operating results will be harmed if we are unable to effectively manage and sustain our future growth or scale our operations.

There can be no assurance that we will be able to manage our future growth efficiently or profitably. Our business remains unproven at a large-scale operational level and actual revenue and operating margins, or revenue and margin growth, may be less than expected. If we are unable to scale our production capabilities efficiently or maintain pricing without significant discounting, we may fail to achieve expected operating margins, which would have a material and adverse effect on our operating results. For example, we are planning to move our cell therapy manufacturing operations to a larger facility to support our potential growth, but if the customization and qualification of such facility is delayed, we may be limited in our ability to meet future demand for our products. Growth may also stress our ability to adequately manage our operations, quality of products, safety and regulatory compliance. If growth significantly decreases it will negatively impact our cash reserves, and we may be required to obtain additional financing, which may increase indebtedness or result in dilution to shareholders. Further, there can be no assurance that we would be able to obtain additional financing on acceptable terms, if at all.

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

Although we reported net income for the year ended December 31, 2024, we have incurred losses in the past and may not achieve consistent profitability for some time or at all.

For the year ended December 31, 2024 we reported net income of $10.4 million. Prior to that, with the exception of the year ended December 31, 2020, when we reported net income of $2.9 million, we had incurred net losses each year since our inception. As of December 31, 2024, we had accumulated a deficit of approximately $392.8 million and $156.1 million of cash, cash equivalents and investments. We expect that cash from the sales of our products and existing cash, cash equivalents, investments and available borrowing capacity will be sufficient to support our current operations through at least 12 months following the issuance of the consolidated financial statements included in this Annual Report on Form 10-K.

Although we believe we can continue to achieve profitability without the need to raise additional capital, we may incur operating losses over the next several years despite sales increasing and margins improving, due to continuing expenses related to research and development, the qualification of our new manufacturing facility, and the expense associated with continuing the commercialization of our approved products. We cannot predict with any certainty the existence or amount of future losses. Our ability to maintain profitability will depend on, among other things, increasing sales of our current products, improving gross margins, successfully commercializing new products (including the recent commercial launch of MACI Arthro), completing the development of our future product candidates, timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components and the possible acquisition and development of additional and complementary products. Therefore, we may not be able to consistently achieve or sustain profitability.

In the longer term, we may need to raise additional funds in order to continue to complete product development programs and the clinical trials needed to obtain approval for, and commercialize, our future product candidates, or to capitalize on potential strategic opportunities. We cannot be certain that actual results will not differ materially from our current projections and that current capital will be sufficient to achieve profitability or that funding will be available on favorable terms, if at all. Some of the factors that will impact our ability to raise additional capital and our overall success include:

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

•Our ability to educate healthcare providers on the benefits and appropriate use of enzymatic agents for the removal of eschar in adult and pediatric patients suffering from deep partial-thickness and full-thickness thermal burns;
•Our ability to educate healthcare providers, patients and payers on the safety and adverse reactions associated with our products;
•Our ability to meet supply and demand and develop a group of medical professionals familiar with and committed to the use of our products; and
•The cost-effectiveness of our products and the reimbursement policies of government and third-party payers.

Market acceptance of any future product candidates, if approved, will not be fully known until after they are launched and may be negatively affected by a potentially poor safety experience and the track record of other similar products and product candidates. Further, continued market acceptance of Epicel, MACI, MACI Arthro and NexoBrid, and any future product candidates that may be approved, depends on our efforts to educate the medical community and third-party payers on the benefits of our products and product candidates and will require significant resources from us. If the medical community or patients do not accept the safety and effectiveness of our products, it could negatively affect our ability to sell those products, which would have a material adverse impact on our business, financial condition and operations.

Our success depends, in part, on the commercial success of NexoBrid for the removal of eschar in adult and pediatric patients with deep partial-thickness and/or full-thickness thermal burns.

On December 28, 2022, we announced that the FDA granted a BLA and approved NexoBrid for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. On September 20, 2023, the Company announced the U.S. commercial availability of NexoBrid and subsequently commenced commercial sales of the product. On August 15, 2024, we announced the FDA approval of a pediatric indication for NexoBrid for eschar removal in pediatric patients with deep partial-thickness and/or full-thickness thermal burns. We expect that the commercial success of NexoBrid and our future NexoBrid-related revenue will depend largely on the medical community’s acceptance of NexoBrid as an important treatment option for patients that are suffering from severe burn injuries and, ultimately, as the standard of care for the removal of eschar. The U.S. medical community’s acceptance of NexoBrid and our other products will depend upon our ability to demonstrate long-term clinical performance and the advantages and cost-effectiveness of our products. In addition, acceptance of products for the treatment of eschar removal is dependent upon, among other factors, the level of awareness and education of the medical community about the removal of eschar in adult and pediatric patients with deep partial-thickness and/or full-thickness thermal burns and the existence, effectiveness, safety, and cost effectiveness of our products. Market acceptance and adoption of our products or procedures also depends on the level of payer (including government payers such as Medicare) reimbursement to physicians and hospitals for procedures using our products. Negative publicity resulting from incidents involving our products, or similar products, could have a significant adverse effect on the overall acceptance of our products. Market acceptance could be delayed by lack of physician willingness to attend training sessions, by the time required to complete this training, or by state or institutional restrictions on our ability to provide training. If we are unable to gain and/or maintain such support, training services and collaboration, our ability to grow the market for our products may be impacted and we may not be able to increase our revenue enough to achieve or sustain profitability, and our business and operating results may be seriously harmed. Additional factors that may affect our ability to successfully commercialize NexoBrid include:

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

Failing to maintain and obtain written agreements from payers for reimbursement of our products or to obtain adequate reimbursement rates could have a material adverse effect on our financial condition and operating results. In addition, many healthcare providers are under pressure to increase profitability and reduce costs. We cannot predict the extent to which reimbursement for our products will be affected by initiatives to reduce costs for healthcare providers. Failure to collect from such payers or to obtain or maintain written agreements with such payers or obtaining lower than estimated reimbursement for our products would adversely affect our business, financial conditions and results of operations.

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

Despite these efforts, threats from malicious persons and groups, new vulnerabilities, and advanced and increased attacks against our and our service providers’ or partners’ information systems create risk of cyber security and/or privacy incidents. These threats could include use of harmful malware or ransomware, protected health information leakage from implementing third-party technology to process and share data, and our information technology systems could be compromised by internal and outside parties intent on extracting ransom or information, corrupting data or disrupting business practices. There can be no assurance that we will not be subject to cyber security or privacy incidents that evade our security or privacy measures, result in the loss of personal health information, intellectual property, or other data subject to privacy laws or disrupt our information systems and business. We are focused on developing and enhancing of our controls, processes and practices designed to protect our information systems from attack, damage or unauthorized access, however, the techniques and sophistication used to conduct cyber-attacks and breaches of information systems frequently change. For example, the deployment of evolving artificial intelligence tools used to identify vulnerabilities and create more deceptive phishing attempts have the potential to not be recognized until such attacks are launched or have been in place for a period of time. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures and processes or to investigate and remediate cyber security or privacy vulnerabilities. Although the Company has been subjected to cyber threats and attacks, to date there have been no incidents of which we are aware that have had a material effect on our business or operations. The occurrence of any of these events could result in interruptions, delays, the loss, access, misappropriation, disclosure or corruption of data or intellectual property, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to federal and state governmental inquiries, any of which could have a material adverse effect on our financial position and results of operations and harm our business reputation. Any of these events could give rise to potential costs and consequences that cannot be estimated or predicted, and which may not be fully insured by our cyber risk insurance policy. For example, the SEC recently adopted rules requiring the disclosure of cybersecurity incidents that we determine to be “material,” to be made within four business days of such determination, which can be complex, requiring a number of assumptions based on several factors. It is possible that the SEC may not agree with our determinations, which could result in fines, civil litigation or damage to our reputation.

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

We have developed comprehensive, integrated information technology (“IT”) systems for the intake of physician orders for our products, to track product delivery, and to store patient-related data that we obtain for purposes of manufacturing MACI and Epicel. We rely on these systems to maintain the chain of identity for each autologous product, and to ensure timely delivery of product, prior to expiration. Each of our autologous products has a limited usable life measured in days from the completion of the manufacturing process to patient implant or grafting, therefore, maintaining accurate scheduling logistics is critical. Accordingly, in addition to regularly evaluating and making changes and upgrades to our IT systems, we have begun the implementation of a new enterprise resource planning (“ERP”) system. While we follow a disciplined methodology when evaluating and making such changes, there can be no assurances that we will successfully implement such changes, that such changes will occur without disruptions to our operations, that the new or upgraded systems will achieve the desired business objectives or that the internal controls will be effective in preventing misstatements in financial reporting. Any such disruptions, inadequate internal controls or the failure to successfully implement new or upgraded systems such as those referenced above, could have a material adverse effect on our results of operations and could also affect our reputation, our relationship with customers and our products.

Furthermore, our IT systems store and protect the privacy of certain patient information, which is required for the manufacture of our individualized cell therapy products. We have also developed an integrated information technology system for care coordination for MACI patients who have opted-in to the My Cartilage Care program, which we use with our care coordination contractor and our contracted specialty pharmacies. This system contains patient-related information some of which is accessible by company personnel and healthcare professionals for surgery coordination activities. If any of our systems were to fail or be disrupted for an extended period of time, we could lose product sales and our revenue and reputation would suffer. Similarly, in the event our systems were to be breached by an unauthorized third-party, that party could potentially access the aforementioned patient information, which could cause us to suffer further reputational damage and loss of customer confidence. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.

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

To the extent that others develop new technologies that address the targeted application for our products, our business will suffer. Finally, if we are unable to continue to develop and market new products and technologies (such as our recently commercially launched MACI Arthro) in a timely manner, the demand for our products may decrease or our products could become obsolete, and our revenue may decline or our growth prospects may be adversely affected.

We face risks associated with disruptive technologies, innovation and competition, including artificial intelligence.

Increasingly, biopharmaceutical companies are leveraging artificial intelligence, including but not limited to generative artificial intelligence, to streamline business operations. Failure to safely and effectively integrate artificial intelligence tools into our business operations could result in an inability to maintain a competitive edge among industry peers. In particular, such failure could result in an inability to meet industry needs as well as a loss in market share. Further, navigating continually evolving legal and regulatory requirements associated with implementing artificial intelligence tools may require significant resources to help ensure compliance with U.S. law.

Presently, we employ limited arrays of artificial intelligence technology in our business, the use of which may introduce us to certain risks including dependency on accurate intelligence performance, potential security breaches, challenges in regulatory compliance, ethical considerations, potential workforce disruption, the risk of intellectual property infringement, and other emerging technology risks. It is conceivable that we might integrate additional artificial intelligence solutions into our information systems in the future, potentially assuming a more critical role in our operations over time. While we have established policies governing the use of artificial technology, and we safeguard our assets, including intellectual property and sensitive information, we cannot ensure that our employees, contractors or other agents would adhere to those policies. Failure or perceived failure by us to address these risks adequately may negatively impact our operations, reputation and financial performance. Additionally, other unforeseen risks stemming from our use and development of artificial intelligence tools and technology may arise in the future that could adversely affect our business, financial condition and results of operations.

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

Additionally, the escalation of hostilities in the Middle East region involving Israel, the initiation of a military conflict between Taiwan and China or the imposition or a trade embargo or blockade affecting Taiwan could negatively affect MediWound’s ability to supply NexoBrid to the U.S. market. We continue to monitor the ongoing conflicts in Israel and are in close communication with MediWound leadership. MediWound’s NexoBrid manufacturing operations are continuing and, as of the date of this disclosure, MediWound does not anticipate a material disruption to its ongoing supply of commercial NexoBrid to the United States. To the extent the ongoing military conflicts in the Middle East region involving Israel intensify or expand in the region and MediWound’s facilities in Israel are damaged or destroyed, travel to and from Israel is halted or inhibited, shipments of NexoBrid or NexoBrid related materials are destroyed, or significant key MediWound operational personnel are called to military service, MediWound’s ability to continue to supply NexoBrid to the U.S. market could be disrupted.

Further, geopolitical tensions between Taiwan and China have risen steadily over the past year. Although Taiwan has been governed independently from China since 1949, China views Taiwan as part of its territory and has vowed to eventually unify Taiwan with China, using military force if necessary. War or other military conflict in or near Taiwan, pandemics, and certain natural disasters, such as earthquakes, which are commonplace in Taiwan (where CBC is located) may result in the destruction or disruption of CBC’s ability to supply Bromelain SP to MediWound and have downstream implications for our Company.

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

We presently conduct all of our commercial manufacturing operations for MACI and Epicel in the U.S., at one facility located in Cambridge, Massachusetts. We have entered into a lease agreement for approximately 126,000 square feet of manufacturing, laboratory and office space in Burlington, Massachusetts, which has been under construction. The Burlington facility is substantially complete, and we are currently utilizing the facility’s office space. Once validated, the facility’s manufacturing component will eventually become the primary manufacturing facility for MACI and Epicel. As a result, all of the commercial manufacturing for the U.S. market of our marketed products, MACI and Epicel, currently takes place at a single U.S. facility. If regulatory, manufacturing, or other problems require us to discontinue production at our facility, we will not be able to supply our products to our patients until the FDA approved qualification of the Burlington facility, which would adversely impact our business. If the Cambridge facility, or some or all of the equipment in it, is significantly damaged or destroyed by fire, flood, power loss, catastrophic incident, or similar event, we will not be able to quickly or inexpensively replace our current manufacturing capacity until FDA qualification of the Burlington facility, and we may not be able to replace our Cambridge facility at all. In the event of a temporary or protracted loss of the Cambridge facility or critical equipment, we might not be able to transfer manufacturing to a third-party before FDA qualification of the Burlington facility would permit us to replace and expand our current manufacturing capacity. Even if we could transfer manufacturing from one facility to a third-party, the shift would likely be expensive and time-consuming, particularly since an alternative facility would need to comply with applicable regulatory and quality standard requirements whereby validation and FDA approval would be required before any products manufactured at that facility could be made commercially available. In addition, we do not currently have a fully automated manufacturing process, which could potentially introduce contaminants to the production process or other problems due to human error.

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

Failure of third parties, including, for example, Matricel GmbH, to manufacture or supply certain components, equipment, disposable devices, and other materials used in our MACI or Epicel cell manufacturing processes would impair our cell product development and commercialization.

We rely on third parties, including Matricel GmbH (“Matricel”), to manufacture and/or supply certain of our devices/manufacturing equipment and to manufacture and/or supply certain components, equipment, disposable devices and other materials used in our cell manufacturing process to manufacture our marketed cell therapy products and to develop our product candidates. In many instances these third parties serve as our sole suppliers. For example, Matricel is the sole supplier of the membrane for MACI. It would be difficult to obtain alternate sources of supply on a short-term basis due to the need for FDA approval of a new supplier. If any of our manufacturers or suppliers fails to perform its respective obligations, or if our supply of certain components, equipment, disposable devices and other materials is limited or interrupted, it could impair our ability to manufacture our products, which would delay our ability to market our commercial products or future product candidates or conduct clinical trials on a timely and cost-competitive basis, if at all.

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

Furthermore, the criteria by which our ESG practices, including our initiatives and public goals, are assessed may change due to the evolution of the sustainability landscape, which could result in greater expectations of us and may cause us to undertake costly initiatives to satisfy new criteria. Additionally, there is an increasing number of state-level anti-ESG initiatives in the U.S. that may conflict with other regulatory requirements or various stakeholders’ expectations. If we are unable to respond effectively to these changes to the sustainability landscape, governments, customers, and investors may conclude that our policies and/or actions with respect to ESG matters are inadequate. If we fail or are perceived to have failed to achieve previously announced public goals or to accurately disclose our progress on such goals or initiatives, our reputation, business, financial condition and results of operations could be adversely impacted. Additionally, both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.

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

Our financial results could be significantly impacted by uncertainty in U.S. trade policy, including uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments.

Our ability to conduct business can be significantly impacted by changes in tariffs, changes or repeals of trade agreements, or the imposition of other trade restrictions or retaliatory actions imposed by various governments. For example, the new U.S. presidential administration has proposed to significantly increase tariffs on foreign imports into the U.S. and as of February 2025, new tariffs were enacted (and are significantly evolving) that significantly increase tariffs on foreign imports into the U.S. Other effects of these changes, including responsive actions from governments, could also have adverse impacts on our financial results. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S.

and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on our business.

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

For example, we are currently evaluating the feasibility and potential market opportunity involved in delivering MACI treatment to patients suffering from cartilage damage in the ankle. We believe that this potential lifecycle enhancement and indication expansion for MACI will require conducting an additional randomized clinical trial concerning the product’s use in the ankle. We conducted pre-IND interactions with the FDA concerning our clinical development program for MACI to treat cartilage injuries in the ankle, and based on feedback from the FDA, our team is actively working to finalize our non-clinical testing and propose a clinical development plan/protocol to FDA for review. We are on track to initiate a MACI Ankle clinical trial later in 2025.

There can be no guarantee that we will receive regulatory approval of MACI for treatment of cartilage defects in the ankle. A number of companies have suffered significant setbacks during evaluation due to lack of efficacy or unacceptable safety issues, notwithstanding promising preliminary results. Failure to receive FDA approval or regulatory approval for the clinical use of MACI to treat cartilage defects in the ankle in a timely manner or at all, could harm our financial results and results of operations. Even if we obtain such regulatory approval, our ability to successfully market MACI for treatment of cartilage defects in the ankle may be limited. If we cannot commercialize new products or product improvements as planned, our financial results could be harmed.

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

Disruptions at the FDA and other agencies may also slow the time necessary to review and/or approve product candidates or changes to existing products, which would adversely affect our business. For example, the U.S. government has previously shut down and has nearly shut down several times in recent years. During previous shutdowns, certain regulatory agencies, including the FDA, have had to furlough essential employees and stop critical activities. If a prolonged government shutdown occurs in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

These laws, and other state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Litigation and legislative efforts to change or repeal the ACA may be initiated in the coming months and years, with unpredictable and uncertain results.

While we cannot predict what impact on federal reimbursement policies these laws or any replacement law will have in general or specifically on any product we may commercialize in the future, modifications to the ACA, subsequent Executive Branch action, or HHS implementation of current laws may result in downward pressure on reimbursement, which could negatively affect market acceptance of new products. Any rebates, discounts, taxes costs or regulatory or systematic changes on healthcare may have a significant effect on our profitability in the future. We cannot predict how the ACA will be implemented, whether future litigation will be filed seeking to revise the law, or whether other laws or proposals will be made or adopted, or what impact these efforts may have on us.

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

Through the parties’ License Agreement, MediWound has licensed to us a family of patents covering NexoBrid. The commercial success of NexoBrid depends, in part, on MediWound’s ability to obtain and maintain patent protection and trade secret protection for NexoBrid and its uses, as well as our ability to operate without infringing upon the proprietary rights of others. The family of patents that covers NexoBrid specifically includes approximately 32 granted patents worldwide. However, there can be no assurance that patent applications relating to NexoBrid or related processes or technologies will result in patents being issued, that any patents that have been issued will be adequate to protect that intellectual property or that NexoBrid will enjoy patent protection for any significant period of time. Additionally, any issued patents may be challenged by third parties, and patents that MediWound holds may be found by a judicial authority to be invalid or unenforceable. Other parties may independently develop similar or competing technology or design around any patents that may be issued to or held by MediWound. MediWound’s current patents will eventually expire or they may otherwise cease to provide meaningful competitive advantage, and MediWound may be unable to adequately develop new technologies and obtain future patent protection to preserve our competitive advantage or avoid adverse effects on our business.

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

The market price of shares of our common stock has been volatile, ranging in closing price between $32.52 and $59.11 during January 2, 2024 through December 31, 2024. The price of our common stock may continue to fluctuate in response to a number of events and factors, including but not limited to:

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
•Impact of the recent elections in the United States, including the potential passage of certain laws, orders and policy decisions;
•Public or private sales of additional securities;
•Cybersecurity incidents that materially affect our products, services, relationships or competitive conditions;
•Loss of key personnel;
•A public health crisis, which may impact our business, operations, prospects and financial condition;
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

The sale of our common stock through future equity offerings and exercises and vestings of equity awards may cause dilution and could cause the price of our common stock to decline.

Sales of our common stock offered through future equity offerings and sales of our common stock through exercises of stock options and the vesting of restricted stock units may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

We may incur substantial indebtedness.

On July 29, 2022, we entered into a $150.0 million five-year senior secured Revolving Credit Agreement. As of December 31, 2024, we had no outstanding borrowings under the Revolving Credit Agreement. We may be exposed to the impact of interest rate changes primarily through our borrowing activities. Subject to the limits contained in the Revolving Credit Agreement, we may incur substantial additional debt from time-to-time for general corporate purposes, including, without limitation, acquisitions and capital expenditures, and such other uses as permitted under the Revolving Credit Agreement. If we do so, the risks related to our debt could intensify. Specifically, our debt could have important consequences to our investors, including the following:

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing conflict between Russia and Ukraine and the ongoing conflicts in the Middle East region involving Israel, and sustained high levels of inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the ongoing conflicts in Ukraine, the Middle East Region involving Israel, geopolitical tensions, or sustained high levels of inflation.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions due, in part, to the conflicts in Ukraine and the Middle East region involving Israel. Although the length and impact of the ongoing conflict in Ukraine and the Middle East region is highly unpredictable, the geopolitical uncertainty caused by the conflicts has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has contributed to sustained high levels of inflation globally. We are continuing to monitor inflation, the situations in Ukraine and Israel and global capital markets and assessing the potential impact on our business.

Although, to date, our business has not been materially impacted by the ongoing military conflict between Russia and Ukraine or the ongoing conflict in the Middle East region, geopolitical tensions, or sustained high levels of inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the ongoing conflict in Ukraine and the Middle East region involving Israel, geopolitical tensions, sustained high levels of inflation and resulting market disruptions are impossible to predict but could be substantial.

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

We are subject to income taxes in the U.S. In particular, although the passage of the Tax Cuts and Jobs Act of 2017 reduced the U.S. tax rate to 21 percent the law is complex and further regulations and interpretations are still being issued. We could face audit challenges on how we apply the law that could have a negative impact on our provision for income taxes. In addition, our future earnings could be negatively impacted by changes in tax legislation, changes in tax rates and tax base such as limiting, phasing-out or eliminating deductions or tax credits, increased taxation of certain excess income from intellectual property, revising tax law interpretations and changes in other tax laws in the U.S. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. While the most significant impact of this provision is to the year ended December 31, 2022, the tax year in which the provision took effect, the impact will decline annually over the five-year amortization period.

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

Despite our security measures, there can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For a discussion of how any risks from cybersecurity threats could materially affect the Company, including our business strategy and results of operations, see “Risk Factors – A cyber security incident or data privacy issue could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection and privacy laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business,” which is incorporated by reference into this Item 1C.

In the three most recently completed fiscal years and as of the date of this Annual Report on Form 10-K, we have not experienced any material cybersecurity incidents. Additionally, we do not believe any previous cybersecurity incidents we may have experienced are reasonably likely to materially affect us. This includes cybersecurity incidents resulting in penalties and settlements, of which there were none.

Governance

The Audit Committee of our Board oversees our risk management process, which includes risks from cybersecurity threats. The Audit Committee receives reports from management at least semi-annually, and more frequently if necessary, with respect to risks from cybersecurity threats. The Audit Committee also reviews cybersecurity and data security risks and mitigation strategies, along with program assessments, planned improvements and the status of information technology initiatives. The entire Board receives annual training from outside experts concerning the current global cybersecurity threat landscape and corporate best practices for mitigating cybersecurity risks, as well as the Board’s legal, regulatory and fiduciary responsibilities from a cybersecurity standpoint. Additionally, the Board was engaged with management and outside experts throughout 2022, 2023 and 2024 in overseeing the development of the Company’s Enterprise Incident Response Plan. This plan is reviewed and updated on an annual basis.

Our Executive Director, Corporate Information Systems, along with our Chief Legal Officer, Information Technology management team, and Chief Operating Officer, oversees our approach to cybersecurity and is responsible for assessing and managing material risks associated with cybersecurity threats. Our Executive Director, Corporate Information Systems has over 20 years of experience in the life science industry, including a focus in the past four years on information technology management. Additionally, his academic background includes advanced degrees in the life sciences and he brings a strong track record of managing cyber incident responses and related activities. In this role, our Executive Director, Corporate Information Systems works closely with an internal team that includes resources with various cybersecurity certifications and leverages the support of our external information security firm, technology partners and an industry-leading intelligence platform. Our Executive Director manages and leads the internal Information Technology team to maintain, update and enhance the Company’s technology infrastructure and corresponding safety measures, as well as to ensure that appropriate safety measures are implemented to protect against evolving cybersecurity threats.

Our Executive Director, Corporate Information Systems is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents through the management of and participation in the cybersecurity risk management and strategy processes described above, including the operation of our Enterprise Incident Response Plan. Our

Chief Legal Officer works closely with him and reports regularly to the Board and to the Audit Committee of the Board, covering the risks from cybersecurity threats.

Item 2. Properties

The following table summarizes information regarding our leased properties as of January 31, 2025:

Location	Primary Use	Approximate Square Footage	Lease Expiration Date	Renewal Option
Burlington, Massachusetts	Manufacturing, laboratory and office space*	126,000	June 2036	One ten-year term
Cambridge, Massachusetts	Manufacturing, laboratory and office space	57,000	February 2032	One five-year term
Ann Arbor, Michigan	Office space	6,000	April 2025	None

* The Burlington facility is substantially complete, and we are currently utilizing the facility's office space. Once validated, the facility's manufacturing component will eventually become the primary manufacturing facility for MACI and Epicel.

We believe that our facilities are adequate to meet our current needs. Additional facilities may be required to support expansion of our manufacturing operations and research and development activities. See Note 5, “Leases” in our accompanying consolidated financial statements for further information.

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

Holders of Record

As of January 31, 2025 there were approximately 166 holders of record of our common stock.

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

Set forth below is a line graph comparing the cumulative total shareholder return on Vericel’s common stock with the cumulative total return of (i) the NASDAQ Composite Index, and (ii) the NASDAQ Biotechnology Index, for the period from December 31, 2019 through December 31, 2024. The comparison assumes that a hypothetical $100 was invested on December 31, 2019 in our common stock and in both of the foregoing indices. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices. The historical stock price performance of our common stock shown in the graph below is not necessarily indicative of future stock price performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Vericel Corporation (VCEL)	$100	$177	$226	$151	$205	$316
NASDAQ Composite Index (^IXIC)	$100	$144	$174	$117	$167	$215
NASDAQ Biotechnology Index (^NBI)	$100	$126	$125	$111	$115	$114

Purchases of Equity Securities by the Issuer

There were no repurchases of shares of common stock made during the year ended December 31, 2024.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

•On November 14, 2024, Heidi Hagen, a member of the Vericel Corporation Board of Directors, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 24,000 shares of our common stock between March 3, 2025, and March 27, 2026.

•On November 15, 2024, Joseph Mara, Vericel Corporation’s Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement. Mr. Mara subsequently amended that trading arrangement on November 26, 2024. The amended trading arrangement provides for the potential sale of up to 88,500 shares of our common stock between March 3, 2025, and December 31, 2025.

•On November 19, 2024, Michael Halpin, Vericel Corporation’s Chief Operating Officer, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 30,000 shares of our common stock between March 3, 2025, and February 27, 2026.

•On December 2, 2024, Dominick Colangelo, Vericel Corporation’s President and Chief Executive Officer, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 131,008 shares of our common stock between March 12, 2025, and June 2, 2025.

Additionally, there were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended December 31, 2024 by our Section 16 officers or directors.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vericel Corporation is a fully-integrated, commercial-stage biopharmaceutical company and a leading provider of advanced therapies for the sports medicine and severe burn care markets. Whether we are treating damaged cartilage or severe burns, we provide advanced therapies to repair serious injuries and restore lives. Our highly differentiated portfolio of cell therapy and specialty biologic products combines innovations in biology with medical technologies. We were among the first companies to achieve commercial success in the complex field of cell therapies with treatments that use tissue engineering to regenerate skin and healthy knee cartilage. We currently market two U.S. Food and Drug Administration (“FDA”) approved autologous cell therapy products and one FDA-approved specialty biologic product in the U.S. MACI® is an autologous cellularized scaffold product that is indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Since MACI’s commercial launch, the product’s FDA-approved labeling has provided for a treating surgeon to use MACI to treat a patient through an open surgical procedure. In August 2024, the FDA approved a supplemental Biologics License Application (“sBLA”) expanding the MACI indication to add instructions for the arthroscopic delivery of MACI to the product’s approved labeling. MACI Arthro™ allows surgeons to evaluate and prepare the cartilage defect site as well as deliver the MACI implant through small incisions using custom-designed arthroscopic instruments developed by the Company (“MACI Arthro instruments”). MACI Arthro became commercially available in the United States during the third quarter of 2024 and the Company began selling the MACI Arthro instruments at that time.

Epicel® is a permanent skin replacement Humanitarian Use Device (“HUD”) indicated for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of a patient’s total body surface area (“TBSA”). We also hold an exclusive license from MediWound Ltd. (“MediWound”) for North American rights to NexoBrid® (anacaulase-bcdb), a topically-administered biological orphan product containing proteolytic enzymes, which is indicated for the removal of eschar in adult and pediatric patients with deep partial-thickness and/or full-thickness thermal burns.

See “Risk Factors “Our success depends, in part, on the commercial success of NexoBrid for the removal of eschar in adults with deep partial thickness and/or full thickness thermal burns.”

The Ongoing Conflicts in the Middle East

In May 2019, we entered into exclusive license and supply agreements with MediWound, under which MediWound manufactures and supplies NexoBrid to the U.S. market on a unit price basis. MediWound develops and manufactures NexoBrid, in part, at its facilities in Yavne, Israel.

We continue to monitor the ongoing conflicts in the Middle East region involving Israel, and we are in close communication with MediWound leadership. MediWound’s NexoBrid manufacturing operations are continuing and, as of the date of this disclosure, MediWound does not anticipate a material disruption to its ongoing supply of commercial NexoBrid to the United States. To the extent the conflicts in the Middle East region intensify or expand and MediWound’s facilities in Israel are damaged or destroyed, travel to and from Israel is halted or inhibited, or significant key MediWound operational personnel are called to military service, MediWound’s ability to continue to supply NexoBrid to the U.S. market could be disrupted. As of the date of this report, we maintain an ample supply of NexoBrid at our U.S.-based third-party logistics provider.

For a discussion of additional risks associated with the ongoing conflicts in the Middle East, please see Part I, Item 1A. “Risk Factors”.

Manufacturing

We have a cell manufacturing facility in Cambridge, Massachusetts, which is used for U.S. manufacturing and distribution of MACI and Epicel. In January 2022, we entered into a lease agreement (as amended, the “Burlington Lease”) to lease approximately 126,000 square feet of manufacturing, laboratory and office space in Burlington, Massachusetts, which has been under construction. The Burlington facility is substantially complete, and we are currently utilizing the facility’s office space. Once validated, the facility’s manufacturing component will eventually become the primary manufacturing facility for MACI and Epicel.

The manufacturing process for NexoBrid is conducted by MediWound, primarily at manufacturing locations in Israel. Certain raw materials utilized in NexoBrid’s manufacture, including the supply of the active ingredient bromelain, are sourced from Taiwan.

Product Portfolio

Our marketed products include two FDA-approved autologous cell therapies and one FDA-approved specialty biologic product. MACI is a third-generation autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. In connection with our MACI product, we sell MACI biopsy kits, which are used by treating surgeons to obtain a sample of cartilage tissue, which is later sent to us. If a patient decides to move forward with MACI treatment, we subsequently use the cartilage sample to manufacture a MACI implant. When an orthopedic surgeon decides to treat a patient by implanting MACI through an arthroscopic approach the surgeon may choose to use our custom MACI Arthro instruments during the procedure, which we sell by way of a separate transaction.

Epicel is a permanent skin replacement indicated for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of a patient’s TBSA. Both autologous cell therapy products are currently manufactured and marketed in the U.S. NexoBrid is a topically-administered biological orphan product containing proteolytic enzymes that is indicated for eschar removal in adult and pediatric patients with deep partial-thickness and/or full-thickness burns. We hold exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. The Company operates its business primarily in the U.S. in one reportable segment - the research, product development, manufacture and distribution of cellular therapies and specialty biologics for use in the treatment of specific conditions.

MACI

MACI is a third-generation autologous chondrocyte implantation (“ACI”) product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults.

Our target audiences are orthopedic surgeons who self-identify and/or have formal specialty training in sports medicine, and a subpopulation of general orthopedic surgeons who perform a high volume of cartilage repair procedures involving the knee. Our MACI commercial team consists of individual sales representatives that regularly engage with our target audience. The team is divided into geographic regions and is managed by a senior sales leadership team. Most private payers have a medical policy that covers treatment with MACI with the top 30 largest commercial payers having a formal medical policy for MACI or ACI in general. With respect to private commercial payers that have not yet approved a medical policy for MACI, we often obtain approval on a case-by-case basis.

MACI consists of autologous cultured chondrocytes, which are human-derived cells that are obtained from the patient’s own cartilage, and which are seeded onto resorbable Type I/III collagen membrane. Since MACI’s commercial launch, the product’s FDA-approved labeling has provided for a treating surgeon to use MACI to treat a patient through an open surgical procedure. In August 2024, the FDA approved a supplemental Biologics License Application (“sBLA”) expanding the MACI indication to add instructions for the arthroscopic delivery of MACI to the product’s approved labeling, permitting the repair of single or multiple full-thickness cartilage defects of the knee up to 4 cm2 in size via an arthroscopic approach. MACI Arthro provides a less invasive technique compared to the open arthrotomy approach and allows surgeons to evaluate, prepare and treat the cartilage defect, and deliver the MACI implant, under direct arthroscopic visualization and, should the surgeon so choose, to use specialized and custom-designed instruments (the “MACI Arthro instruments”) through small incisions or portals. The arthroscopic delivery of MACI could increase the ease of MACI’s use for physicians and may reduce both the length of the procedure as well as procedure-induced trauma, which may result in a reduction of a patient’s post-operative pain and accelerate a patient’s recovery. MACI Arthro became commercially available in the United States during the third quarter of 2024 and we began selling the MACI Arthro instruments at that time. In conjunction with the launch of MACI Arthro, we have expanded our target surgeon base from 5,000 to 7,000 to include orthopedic surgeons that perform high volumes of knee cartilage repair surgeries, predominantly through arthroscopic procedures.

We also are evaluating the feasibility and potential market opportunity involved in delivering MACI treatment to patients suffering from cartilage damage in the ankle. We believe that this potential lifecycle enhancement and indication expansion for MACI will require conducting an additional randomized clinical trial concerning the product’s use in the ankle and we are on track to initiate a MACI Ankle clinical trial beginning in 2025. If approved, we believe MACI’s label expansion allowing its use to repair cartilage defects in the ankle will be a significant long-term growth driver for the product in the coming years.

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

NexoBrid is approved in the European Union (“EU”) and other international markets and has been designated as an orphan biologic in the U.S., EU and other international markets. NexoBrid has the potential to change the standard of care for eschar removal with respect to hospitalized burn patients and treat a significant addressable market in the U.S. With respect to NexoBrid, of the approximately 40,000 people that are hospitalized in the U.S. each year for burn-related injuries, the majority, over 30,000, have thermal burns and will likely require some level of eschar removal. NexoBrid’s FDA approval expands our burn care franchise’s total addressable market, which will permit us to treat a significantly larger segment of hospitalized burn patients than with Epicel alone. The expansion of our target addressable market supports a broader commercial footprint, and we believe that this may help drive both increased NexoBrid use as well as increased Epicel awareness throughout the burn care space. Both our Epicel and NexoBrid products are serviced by our burn care field force, which consists of individual sales and clinical representatives that regularly engage with our target audience. The team is divided into geographical regions and is managed by a senior sales leadership team.

In May 2019, we entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. The manufacturing process for NexoBrid is conducted by MediWound, primarily at manufacturing locations in Israel. Certain raw materials utilized in NexoBrid’s manufacture, including the supply of the active ingredient bromelain, are sourced from Taiwan.

Results of Operations

The following is a summary of our consolidated results of operations:

	Year Ended December 31,			2024 vs. 2023
(In thousands)	2024	2023	2022	Change $	Change %
Total revenue	$237,224	$197,516	$164,365	$39,708	20.1%
Cost of product sales	65,117	61,940	54,577	3,177	5.1%
Gross profit	172,107	135,576	109,788	36,531	26.9%
Research and development	24,797	21,042	19,943	3,755	17.8%
Selling, general and administrative	142,791	120,998	106,903	21,793	18.0%
Total operating expenses	167,588	142,040	126,846	25,548	18.0%
Income (loss) from operations	4,519	(6,464)	(17,058)	10,983	169.9%
Total other income	5,991	4,096	1,070	1,895	46.3%
Income tax expense	148	814	721	(666)	(81.8)%
Net income (loss)	$10,362	$(3,182)	$(16,709)	$13,544	425.6%

Comparison of the Periods Ended December 31, 2024 and 2023

Total Revenue

Revenue by product is as follows:

	Year Ended December 31,			2024 vs. 2023
(In thousands)	2024	2023	2022	Change $	Change %
MACI	$197,309	$164,800	$131,967	$32,509	19.7%
Epicel	36,623	31,574	31,731	5,049	16.0%
NexoBrid	3,292	1,142	667	2,150	188.3%
Total revenue	$237,224	$197,516	$164,365	$39,708	20.1%

Total revenue increase for the year ended December 31, 2024, compared to 2023, was driven primarily by MACI volume and price growth, in addition to higher Epicel and NexoBrid volume.

Seasonality. Sales of MACI implants have historically experienced a level of seasonality throughout the year. In the last five years through 2024, MACI sales volumes from the first through the fourth quarter on average represented 21% (20%-22% range), 22% (16%-24% range), 23% (21%-26% range) and 34% (33%-38% range) respectively, of total annual volumes. Historically, MACI orders are normally stronger in the fourth quarter due to several factors including the satisfaction by patients of insurance deductible limits and the time of year patients prefer to start rehabilitation. Due to the low incidence and variable occurrence of severe burns, Epicel revenue has inherent variability from quarter-to-quarter and does not exhibit significant seasonality. U.S. sales of NexoBrid began September of 2023 and as such we are still relatively early in its commercial launch, but we do not expect NexoBrid revenue to experience significant seasonality given its emergent use in treating severe burns.

Gross Profit

Gross profit increased for the year ended December 31, 2024, compared to the same period in 2023, driven by revenue growth across all products, combined with our primarily fixed manufacturing cost structure, which consists mainly of labor and facility costs.

Research and Development Expenses

The following table summarizes research and development expenses, which include materials, professional fees and an allocation of employee-related salary and fringe benefit costs for our research and development projects:

	Year Ended December 31,			2024 vs. 2023
(In thousands)	2024	2023	2022	Change $	Change %
MACI	$18,075	$13,813	$11,969	$4,262	30.9%
Epicel	4,433	3,885	4,924	548	14.1%
NexoBrid	2,289	3,344	3,050	(1,055)	(31.5)%
Total research and development expenses	$24,797	$21,042	$19,943	$3,755	17.8%

Research and development expenses for the year ended December 31, 2024 were $24.8 million, compared to $21.0 million for 2023. The increase is primarily related to MACI arthroscopic development program costs and an increase in headcount and employee expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2024 were $142.8 million, compared to $121.0 million for 2023. The increase in selling, general and administrative expenses is primarily due to higher headcount and an increase in employee expenses and stock compensation, the Burlington Lease which commenced in June of 2023, and additional travel, marketing programs and in person events across the commercial organization, including to support the MACI arthroscopic launch.

Total Other Income

The change in total other income for the year ended December 31, 2024, was due primarily to fluctuations in the rates of return on our investments in various marketable debt securities and money market funds.

Income Tax Expense

For the years ended December 31, 2024 and 2023, we recorded $0.1 million and $0.8 million, respectively, of income tax expense as a result of state income taxes. This is primarily due to the elimination of the option to deduct research and development expenditures immediately in the year incurred and instead amortize such expenditures over five years for tax purposes. We continue to maintain a full valuation allowance on all of our net deferred tax assets.

Stock-based Compensation Expense

Non-cash stock-based compensation expense is summarized in the following table:

	Year Ended December 31,			2024 vs. 2023
(In thousands)	2024	2023	2022	Change $	Change %
Cost of product sales	$3,911	$2,970	$3,630	$941	31.7%
Research and development	4,068	3,705	5,261	363	9.8%
Selling, general and administrative	28,516	25,650	28,292	2,866	11.2%
Total non-cash stock-based compensation expense	$36,495	$32,325	$37,183	$4,170	12.9%

The increase in stock-based compensation expense for the year ended December 31, 2024, is due primarily to fluctuations in stock prices and the mix of service-based options and restricted stock units, which impacts the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Comparison of the Periods Ended December 31, 2023 and 2022

For a comparison of our results of operations for the fiscal years ended December 31, 2023 and December 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$58,163	$35,311	$17,687
Net cash used in investment activities	(79,034)	(3,130)	(36,206)
Net cash provided by financing activities	19,054	3,618	1,045
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,817)	$35,799	$(17,474)

For a discussion of our liquidity and capital resources related to our cash flow activities for the fiscal year ended December 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.

Net Cash Provided by Operating Activities

Our cash, cash equivalents, and restricted cash totaled $85.0 million, short-term investments totaled $41.7 million and long-term investments totaled $39.9 million as of December 31, 2024. The $58.2 million of net cash provided by operations in 2024, was primarily the result of net income of $10.4 million, non-cash charges of $36.5 million related to stock compensation expense, $6.7 million in operating lease amortization and $5.5 million in depreciation and amortization expense, partially offset by a net decrease of $0.7 million related to movements in our working capital accounts. The overall decrease in cash from our working capital accounts was primarily driven by an increase in inventory primarily related to supporting NexoBrid commercial availability and an increase in accounts receivable due to higher sales volume, partially offset by an increase in operating lease liabilities due to receipts of tenant improvement allowances which exceeded payments on operating leases amortization.

Our cash, cash equivalents and restricted cash totaled $86.9 million, short-term investments totaled $40.5 million and long-term investments totaled $25.3 million as of December 31, 2023. The $35.3 million of net cash provided by operations in 2023, was primarily the result of non-cash charges of $32.3 million related to stock compensation expense, $6.1 million in operating lease amortization and $4.6 million in depreciation and amortization expense, offset by a net loss of $3.2 million and a net decrease of $4.1 million related to movements in our working capital accounts. The overall decreases in cash from our working capital accounts were primarily driven by an increase in accounts receivable due to an increase in sales volume, offset by a decrease in inventory due to usage for production needs, an increase of accounts payable and accrued expenses due to timing of payments and receipts of tenant improvement allowances which exceeded payments on operating leases amortization.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2024 was the result of $68.2 million in investment purchases, $64.0 million of property and equipment purchases primarily for construction in process related to the Burlington Lease, partially offset by $53.2 million of investment sales and maturities.

Net cash used in investing activities during the year ended December 31, 2023 was the result of $55.2 million in investments purchases, a $7.5 million regulatory milestone payment to MediWound resulting from the FDA’s approval of the NexoBrid BLA, and $20.0 million of property and equipment purchases primarily for construction in process related to the Burlington Lease, partially offset by $79.6 million of investment sales and maturities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2024 was the result of net proceeds from the exercise of stock options and the employee stock purchase plan of $24.5 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $5.5 million.

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

Sources of Capital

On July 29, 2022, we entered into a $150.0 million five-year senior secured revolving credit agreement by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (the “Revolving Credit Agreement”). We have no immediate plans to borrow under the Revolving Credit Agreement, but we may use the facility for working capital needs and other general corporate purposes. As of December 31, 2024, there are no outstanding borrowings under the Revolving Credit Agreement, and we are in compliance with all applicable covenant requirements. See Note 8, “Revolving Credit Agreement” in the accompanying consolidated financial statements for further details.

Contractual Obligations

We lease facilities in Ann Arbor, Michigan, Cambridge, Massachusetts and Burlington, Massachusetts. The Cambridge facility includes clean rooms, laboratories for MACI and Epicel manufacturing and office space. We also pay for use of two offsite warehouse spaces and lease equipment. Total remaining obligations related to operating and finance leases are $146.0 million, with $4.4 million of tenant improvement allowances allowed for, as of December 31, 2024.

In April 2023, in connection with the Burlington Lease, we entered into a construction escrow agreement (the “Construction Escrow Agreement”) with the facility’s landlord and an escrow agent. Pursuant to the terms of the Construction Escrow Agreement, in April 2023 we began funding into an escrow account maintained by the escrow agent a portion of our share of tenant improvement construction costs at the facility, which is designated as restricted cash. At the same time, the facility’s landlord began funding a portion of its tenant improvement allowance through a separate escrow account. The Company funded the remaining 50% of its required cost amount, or approximately $28.3 million, with cash on hand, pursuant to the Construction Escrow Agreement in April 2024. Additionally, and in order to support the expansion of our autologous cell manufacturing operations at the new facility in Burlington, we have and continue to invest in the acquisition and installation of certain specialized manufacturing and laboratory equipment.

On July 1, 2023, we renewed our long-term supply agreement with Matricel for the supply of ACI-Maix collagen membranes used in the manufacture of MACI. Under the terms of the Matricel Supply Agreement, we have committed to annual minimum purchase values totaling approximately €12.5 million over the eight-year term.

Our total purchase commitments consist of minimum purchase amounts of raw materials and finished goods used in our cell manufacturing process to manufacture our marketed cell therapy products and total $15.4 million as of December 31, 2024, as well as usage of offsite warehouse space. The total remaining contractual obligations related to the warehouse agreement are $0.9 million as of December 31, 2024. See Note 14, “Commitments and Contingencies” in our accompanying consolidated financial statements for further information.

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition.

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

When we sell MACI through specialty pharmacies, we are typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of our contractual arrangements. We estimate expected collections for these transactions using the portfolio approach. We record a reduction to revenue at the time of sale for the estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for our accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. We assess risk and determine a loss percentage by pooling accounts receivable based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information.

Changes in estimates of the Transaction Price are recorded through revenue in the period in which such change occurs. They relate primarily to changes in the initial expected reimbursement or collection expectation upon completion of the billing claims process for MACI implants that occurred in a prior year. A 50 basis points change to the estimated uncollectible percentage could result in approximately $0.5 million decrease or increase in the revenue recognized for the year ended December 31, 2024.

Leases

We determine if an arrangement is a lease at inception, in accordance with ASC Topic 842, Leases. Operating lease commitments with a lease term greater than 12 months are recognized as right-of-use (“ROU”) assets and liabilities, on a discounted basis on the balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We primarily enter into lease agreements for manufacturing and office space, warehouse space, and certain equipment. The leases have varying terms, some of which may include options to extend. Certain of our lease agreements include lease payments that are adjusted periodically for an index or rate. The leases are initially measured using the present value of the projected payments adjusted for the index or rate in effect at the commencement date. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2024, we held marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying consolidated balance sheet included in this Form 10-K. The fair value of our cash equivalents and marketable securities is subject to changes in market interest rates. Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable debt securities. We believe that probable near-term changes in interest rates would not materially affect our financial condition, results of operations or cash flows. We do not currently use interest rate derivative instruments or hedging transactions to manage exposure to interest rate changes of our investments. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $0.8 million decrease in the fair value of our investment portfolio as of December 31, 2024.

We are also subject to interest rate risks in connection with our Revolving Credit Agreement, which is variable rate indebtedness. As of December 31, 2024, there were no borrowings outstanding under the Revolving Credit Agreement. To the extent that we have outstanding borrowings under the Revolving Credit Agreement, we may increase our exposure to risk from interest rate fluctuations which may have a negative impact on our earnings and cash flows.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Vericel Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Vericel Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Contractual Allowances Related to MACI Implant Sales Subject to Third Party Reimbursement

As described in Note 3 to the consolidated financial statements, when the Company sells MACI implants to patients, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. The Company records a reduction of revenue at the time of sale for its estimate of the amount of consideration that will not be collected. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. As of December 31, 2024, the allowance for uncollectible consideration was $5.4 million.

The principal considerations for our determination that performing procedures relating to contractual allowances related to MACI implant sales subject to third party reimbursement is a critical audit matter are (i) the significant judgment by management when developing the estimates of contractual allowances and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures related to historical collection experience from the payer.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition, including controls relating to MACI implant sales subject to third party reimbursement, as well as the assumptions used to estimate the contractual allowance. These procedures also included, among others, (i) testing management’s process for developing the estimates of contractual allowances; (ii) evaluating the appropriateness of the methodology used by management; (iii) testing the completeness and accuracy of underlying data; and (iv) evaluating the reasonableness of the significant assumptions used by management related to historical collection experience from the payer by testing, on a sample basis, historical collection data, current contracted rates, publicly available rates or government fee schedules.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2025

We have served as the Company’s auditor since at least 1996, which is when the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company.

VERICEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$74,520	$69,088
Restricted cash	10,529	17,778
Short-term investments	41,693	40,469
Accounts receivable (net of allowance for doubtful accounts of $10 and $43, respectively)	61,375	58,356
Inventory	17,373	13,087
Other current assets	7,287	6,853
Total current assets	212,777	205,631
Property and equipment, net	103,161	41,635
Intangible assets, net	6,250	6,875
Right-of-use assets	70,098	73,462
Long-term investments	39,880	25,283
Other long-term assets	556	771
Total assets	$432,722	$353,657
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,848	$22,347
Accrued expenses	17,065	17,215
Current portion of operating lease liabilities	9,257	6,187
Other current liabilities	116	—
Total current liabilities	50,286	45,749
Operating lease liabilities	89,593	81,856
Other long-term liabilities	876	100
Total liabilities	140,755	127,705
COMMITMENTS AND CONTINGENCIES (Note 14)
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 49,628 and 47,829, respectively	684,778	629,229
Accumulated other comprehensive loss	4	(100)
Accumulated deficit	(392,815)	(403,177)
Total shareholders’ equity	291,967	225,952
Total liabilities and shareholders’ equity	$432,722	$353,657

The accompanying notes to consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Product sales, net	$237,224	$197,516	$163,698
Other revenue	—	—	667
Total revenue	237,224	197,516	164,365
Cost of product sales	65,117	61,940	54,577
Gross profit	172,107	135,576	109,788
Research and development	24,797	21,042	19,943
Selling, general and administrative	142,791	120,998	106,903
Total operating expenses	167,588	142,040	126,846
Income (loss) from operations	4,519	(6,464)	(17,058)
Other income (expense):
Interest income	6,410	4,632	1,341
Interest expense	(614)	(600)	(366)
Other income	195	64	95
Total other income	5,991	4,096	1,070
Income (loss) before income taxes	10,510	(2,368)	(15,988)
Income tax expense	148	814	721
Net income (loss)	$10,362	$(3,182)	$(16,709)
Net income (loss) per common share:
Basic	$0.21	$(0.07)	$(0.35)
Diluted	$0.20	$(0.07)	$(0.35)
Weighted-average common shares outstanding:
Basic	48,848	47,590	47,130
Diluted	51,679	47,590	47,130

The accompanying notes to consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$10,362	$(3,182)	$(16,709)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	104	878	(824)
Comprehensive income (loss)	$10,466	$(2,304)	$(17,533)

The accompanying notes to consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Gain (Loss)	Deficit	Equity
BALANCE, DECEMBER 31, 2021	46,880	$553,902	$(154)	$(383,286)	$170,462
Net loss				(16,709)	(16,709)
Stock-based compensation expense		37,183			37,183
Stock option exercises	234	2,401			2,401
Shares issued under the Employee Stock Purchase Plan	49	1,251			1,251
Issuance of stock for restricted stock unit vesting	134				—
Restricted stock withheld for employee tax remittance	(44)	(1,492)			(1,492)
Unrealized loss on investments			(824)		(824)
BALANCE, DECEMBER 31, 2022	47,253	593,245	(978)	(399,995)	192,272
Net loss				(3,182)	(3,182)
Stock-based compensation expense		32,325			32,325
Stock option exercises	378	4,737			4,737
Shares issued under the Employee Stock Purchase Plan	54	1,263			1,263
Issuance of stock for restricted stock unit vesting	224				—
Restricted stock withheld for employee tax remittance	(80)	(2,341)			(2,341)
Unrealized gain on investments			878		878
BALANCE, DECEMBER 31, 2023	47,829	629,229	(100)	(403,177)	225,952
Net income				10,362	10,362
Stock-based compensation expense		36,495			36,495
Stock option exercises	1,545	23,125			23,125
Shares issued under the Employee Stock Purchase Plan	42	1,391			1,391
Issuance of stock for restricted stock unit vesting	324				—
Restricted stock withheld for employee tax remittance	(112)	(5,462)			(5,462)
Unrealized gain on investments			104		104
BALANCE, DECEMBER 31, 2024	49,628	$684,778	$4	$(392,815)	$291,967

The accompanying notes to consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income (loss)	$10,362	$(3,182)	$(16,709)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization expense	5,504	4,632	3,981
Stock-based compensation expense	36,495	32,325	37,183
Amortization of premiums and discounts on marketable securities	(657)	(824)	107
Amortization of debt issuance costs	215	215	90
Non-cash lease costs	6,651	6,070	4,222
Other	43	39	22
Changes in operating assets and liabilities:
Inventory	(4,286)	2,899	(2,605)
Accounts receivable	(3,019)	(11,817)	(9,102)
Other current assets	(434)	(1,733)	(557)
Accounts payable	(287)	3,049	1,437
Accrued expenses	(149)	1,025	2,145
Operating lease liabilities	7,520	2,513	(2,527)
Other non-current assets and liabilities, net	205	100	—
Net cash provided by operating activities	58,163	35,311	17,687
Investing activities:
Purchases of investments	(68,211)	(55,225)	(69,554)
Sales and maturities of investments	53,151	79,608	40,944
Expenditures for property and equipment	(63,974)	(20,013)	(7,596)
Purchases of intangible assets	—	(7,500)	—
Net cash used in investing activities	(79,034)	(3,130)	(36,206)
Financing activities:
Net proceeds from common stock issuance	24,516	6,000	3,652
Debt issuance costs	—	—	(1,076)
Payments on employee's behalf for taxes related to vesting of restricted stock unit awards	(5,462)	(2,341)	(1,492)
Other	—	(41)	(39)
Net cash provided by financing activities	19,054	3,618	1,045
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,817)	35,799	(17,474)
Cash, cash equivalents, and restricted cash at beginning of period	86,866	51,067	68,541
Cash, cash equivalents, and restricted cash at end of period	$85,049	$86,866	$51,067

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Non-cash information:
Right-of-use assets and operating lease liabilities recognized	$3,287	$37,960	$137
Property and equipment obtained in exchange for financing lease liabilities	686	—	—
Additions to property and equipment and intangible assets included in accounts payable	11,898	10,152	7,824
Cash information:
Interest paid	$399	$383	$109
Taxes paid	$628	$1,166	$—

	Year Ended December 31,
	2024	2023	2022
Reconciliation of amounts within the consolidated balance sheets:
Cash and cash equivalents	$74,520	$69,088	$51,067
Restricted cash	10,529	17,778	—
Total cash, cash equivalents, and restricted cash at end of period	$85,049	$86,866	$51,067

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

MACI (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product that is indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Since MACI’s commercial launch, the product’s FDA-approved labeling has provided for a treating surgeon to use MACI to treat a patient through an open surgical procedure. In August 2024, the U.S. Food & Drug Administration (“FDA”) approved a supplemental Biologics License Application (“sBLA”) expanding the MACI indication to add instructions for the arthroscopic delivery of MACI to the product’s approved labeling. MACI Arthro™ allows surgeons to evaluate and prepare the cartilage defect site as well as deliver the MACI implant through small incisions using custom-designed arthroscopic instruments developed by the Company (“MACI Arthro instruments”). MACI Arthro became commercially available in the United States during the third quarter of 2024 and the Company began selling the MACI Arthro instruments at that time.

Epicel (cultured epidermal autografts) is a permanent skin replacement indicated for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of a patient’s total body surface area (“TBSA”). The Company also holds an exclusive license from MediWound Ltd. (“MediWound”) for North American rights to NexoBrid (anacaulase-bcdb), a topically administered biological orphan product containing proteolytic enzymes, which is indicated for the removal of eschar in adult and pediatric patients with deep partial-thickness and/or full thickness thermal burns.

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

The Ongoing Conflicts in the Middle East

In May 2019, the Company entered into exclusive license and supply agreements with MediWound, under which MediWound manufactures and supplies NexoBrid to the U.S. market on a unit price basis. MediWound develops and manufactures NexoBrid, in part, at its facilities in Yavne, Israel.

The Company continues to monitor the ongoing conflicts in the Middle East region involving Israel, and the Company is in close communication with MediWound leadership. MediWound’s NexoBrid manufacturing operations are continuing and, as of the date of this disclosure, MediWound does not anticipate a material disruption to its ongoing supply of commercial NexoBrid to the United States. To the extent the conflicts in the Middle East region intensify or expand and MediWound’s facilities in Israel are damaged or destroyed, travel to and from Israel is halted or inhibited, or significant key MediWound operational personnel are called to military service, MediWound’s ability to continue to supply NexoBrid to the U.S. market could be disrupted. As of the date of this report, the Company maintains an ample supply of NexoBrid at its U.S.-based third-party logistics provider.

Liquidity

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2024, the Company had an accumulated deficit of $392.8 million and had a net income of $10.4 million during the year ended December 31, 2024. The Company had cash and cash equivalents of $74.5 million and investments of $81.6 million as of December 31, 2024. The Company expects that cash from the sales of its products and existing cash, cash equivalents, investments, and available borrowing capacity will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these consolidated financial statements. If revenues decline for a sustained period, the Company may need to access additional capital; however, the Company may not be able to obtain additional financing on acceptable terms or at all. The terms of any additional financing may adversely affect the holdings or the rights of the Company’s shareholders.

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

Restricted Cash

Restricted cash as of December 31, 2024 and 2023, represents amounts in a construction escrow account. See Note 5, “Leases” for further discussion.

Investments

Investments classified as short-term have maturities of less than one year. Investments classified as long-term are those that: (i) have a maturity of greater than one year, and (ii) the Company does not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. The Company’s investment strategy is to buy short-duration marketable securities with a high credit rating. As of December 31, 2024 and 2023, all marketable securities held by the Company had remaining contractual maturities of three years or less.

Unrealized gains are included as a component of accumulated other comprehensive income in the consolidated balance sheets and consolidated statements of shareholders’ equity and a component of total comprehensive income (loss) in the consolidated statements of comprehensive income (loss), until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses (“ASC 326”), to determine if the impairment is credit-related or non-credit-

related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, and non-credit-related impairment is recognized in other comprehensive income (loss), net of taxes.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. No impairment was identified or recorded during the years ended December 31, 2024, 2023 and 2022.

Revenue Recognition

The Company recognizes product revenue from sales to a customer following the five step model in Accounting Standards Codification 606, Revenue Recognition (“ASC 606”): (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation. Under this revenue standard, the Company recognizes revenue when its customer obtains control of the promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods. There are no contractual rights of returns, refunds or similar obligations related to MACI, MACI biopsy kits, MACI Arthro instruments or Epicel; however, in certain limited cases the Company will accept a product return if a surgery is canceled. Revenue is not recognized in certain canceled cases. There are limited contractual rights of returns, refunds, or similar obligations related to NexoBrid.

For MACI, MACI biopsy kits, MACI Arthro instruments, Epicel and NexoBrid, there are no variable pricing arrangements related to warranties or rebates offered to customers. The majority of orders are due within 30 to 90 days of delivery. Shipping and handling fees are included as a component of revenue. The Company recognizes any commission fees as an expense when incurred. These fees are included in selling, general, and administrative expenses. See Note 3, “Revenue” for further discussion on revenues.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in shareholders’ equity during a period arising from unrealized gains or losses related to the Company’s investments.

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

Net Income (Loss) Per Common Share

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

Financial Instruments

The Company’s financial instruments include cash, cash equivalents, accounts receivables, accounts payable and accrued expenses for which the current carrying amounts approximate market value, based upon their short-term nature, deferred compensation plan liability carried at fair value, and marketable debt securities which are classified as available-for-sale and carried at fair value on a settlement date basis.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure requirements must be applied retrospectively to all prior periods presented in the financial statements. The effective date for the standard is for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as of December 31, 2024 and the adoption of this standard is disclosed in the footnotes of the Company’s consolidated financial statements.

No other accounting standards were adopted during the year ended December 31, 2024. The Company considers the applicability and impact of any recent Accounting Standards Updates (“ASU's”) issued by the Financial Accounting Standards Board (“FASB”), as noted below.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, to provide more detailed income tax disclosure requirements. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new disclosures to disaggregate prescribed natural expenses underlying any income statement caption. This standard is effective for annual periods in fiscal years beginning after December 15, 2026, and interim periods thereafter, with early adoption permitted, and will be applied on a prospective basis. The Company is currently evaluating the impact of this guidance on the consolidated financial statements and disclosures.

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

MACI Arthro Instruments

MACI Arthro instruments are sold directly to hospitals and ambulatory surgical centers based upon rates set forth in price lists. The Company recognizes revenue from the sale of MACI Arthro instruments upon delivery of the instruments, at which time the customer (the facility) is in control of the instruments. MACI Arthro instruments can be used by an orthopedic surgeon to deliver MACI to a treated patient using an arthroscopic approach. The customer’s order of a MACI implant is separate from the process of ordering the MACI Arthro instruments. Therefore, the sale of the MACI Arthro instruments and any sale of an implant are distinct and are accounted for separately.

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

When the Company sells MACI through its specialty pharmacies, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The Company assesses risk and determines a loss percentage by pooling accounts receivable based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information. This loss percentage was applied to the accounts receivables as of December 31, 2024. The total allowance for uncollectible consideration was $5.4 million and $5.6 million as of December 31, 2024, and 2023, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact on the revenue recognized. A 50 basis points change to the estimated uncollectible percentage could result in an approximately $0.5 million decrease or increase in the revenue recognized for the year ended December 31, 2024.

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

Revenue by Product and Customer

The following table and descriptions below show the products from which the Company generated its revenue for the periods indicated:

	Year Ended December 31,
Revenue by product (in thousands)	2024	2023	2022
MACI implants, kits, and instruments
Implants based on contracted rate sold through a specialty pharmacy (a)	$141,806	$105,948	$81,388
Implants subject to third party reimbursement sold through a specialty pharmacy (b)	15,058	22,203	18,695
Implants sold direct based on contracted rates (c)	31,217	27,484	24,261
Implants sold direct subject to third-party reimbursement (d)	4,603	4,921	3,499
Biopsy kits and instruments - direct bill	2,096	2,087	2,090
Change in estimates related to prior periods (e)	2,529	2,157	2,034
Total MACI implants, kits, and instruments	197,309	164,800	131,967
Epicel
Direct bill (hospital)	36,623	31,574	31,731

NexoBrid (f)	3,292	1,142	667
Total revenue	$237,224	$197,516	$164,365

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

(f) Represents U.S. commercial revenue of NexoBrid for the years ended December 31, 2024 and 2023. In the year ended December 31, 2022, represents revenue based on a percentage of gross profits for sales of NexoBrid to the U.S. Biomedical Advanced Research and Development Authority (“BARDA”), pursuant to the license agreement between the Company and MediWound.

Concentration of Credit Risk

The Company’s total revenue and accounts receivable concentrations from a single customer consisted of the following:

For the year ended and as of	Revenue	Accounts Receivable
December 31, 2023	11%	13%
December 31, 2024	11%	10%

4. Selected Balance Sheet Components

Inventory

Inventory consisted of the following:

	December 31,
(In thousands)	2024	2023
Raw materials	$12,827	$11,348
Work-in-process	1,571	1,210
Finished goods	2,975	529
Total inventory	$17,373	$13,087

Property and Equipment

Property and Equipment, net consisted of the following:

	December 31,
(In thousands)	2024	2023
Machinery and equipment	$12,161	$5,562
Furniture, fixtures and office equipment	5,109	1,731
Computer equipment and software	12,318	9,116
Leasehold improvements	77,990	14,901
Construction in process	22,482	32,531
Total property and equipment, gross	130,060	63,841
Less accumulated depreciation	(26,899)	(22,206)
Total property and equipment, net	$103,161	$41,635

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $4.9 million, $4.0 million and $4.0 million, respectively.

Intangible Assets

Intangible assets, net consisted of the following:

			December 31, 2024			December 31, 2023
(In thousands)	Useful Life (in years)	Amortization Method	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
NexoBrid license	12	Straight-line	$7,500	$(1,250)	$6,250	$7,500	$(625)	$6,875

Amortization expense for the years ended December 31, 2024 and 2023 was $0.6 million and $0.6 million, respectively. There was no amortization expense recognized during the year ended December 31, 2022. The NexoBrid intangible asset is amortized to cost of product sales.

Future amortization expense of intangible assets as of December 31, 2024 is estimated to be as follows:

(In thousands)	Amount
2025	$625
2026	625
2027	625
2028	625
2029	625
Thereafter	3,125
Total	$6,250

Accrued Expenses

Accrued Expenses consisted of the following:

	December 31,
(In thousands)	2024	2023
Bonus related compensation	$10,313	$9,757
Employee related accruals	3,269	3,503
Insurance reimbursement-related liabilities	3,159	3,591
Other accrued expenses	324	364
Total accrued expenses	$17,065	$17,215

5. Leases

The Company leases facilities in Ann Arbor, Michigan, Cambridge, Massachusetts and Burlington, Massachusetts. The Ann Arbor facility includes office space, and the Cambridge facility includes clean rooms, laboratories for MACI and Epicel manufacturing and office space. The Company also leases offsite warehouse space and certain equipment.

On January 28, 2022, the Company entered into a lease agreement (as amended, the “Burlington Lease”) to lease approximately 126,000 square feet of manufacturing, laboratory and office space in Burlington, Massachusetts (the “Premises”), which has been under construction. The Burlington facility is substantially complete, and the Company is currently utilizing the facility’s office space. The remaining tenant improvements to the manufacturing suites and related equipment remain ongoing and will be placed in service when they are ready for their intended uses. Once validated, the facility’s manufacturing component will eventually become the primary manufacturing facility for MACI and Epicel.

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

The annual base rent of the Burlington Lease is initially $57 per square foot per year, subject to annual increases of 2.5%. Monthly contractual payments are expected to range from $0.6 million to $0.8 million. Additionally, the Company is responsible for reimbursing the landlord for the Company’s share of the Premises’ property taxes and certain other operating expenses. The Burlington Lease also provides for a tenant improvement allowance from the landlord in an amount equal to $200 per square foot of the Premises, or approximately $24.4 million. The tenant improvement allowance has been and continues to be used towards the design and construction of the tenant improvements made to the Premises, subject to the terms set forth in the Burlington Lease.

The Company was not involved in the initial construction of the core and shell of the building. On June 1, 2023, the Company gained control of the Premises to begin construction of its tenant improvements. As such, the corresponding right-of-use asset and lease liability of $35.5 million was recorded on the Company’s consolidated balance sheet. As there was not an implicit rate within the lease available, the Company estimated the incremental borrowing rate of 7.7%, based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. The lease term of 13.1 years does not include the lease extension option, as the Company is not reasonably certain to exercise that option. The Company has determined that certain improvements to the Premises are landlord-owned improvements and costs incurred for these improvements are accounted for as a variable lease payment. In the years ended December 31, 2024 and 2023, the Company recorded a right-of-use asset related to landlord-owned improvements incurred of approximately $3.6 million and $2.0 million, respectively.

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

For the year ended December 31, 2024, lease expense of $0.3 million, and for the years ended December 31, 2023 and 2022, lease expense of less than $0.1 million, was recorded related to short-term leases. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $12.7 million, $10.3 million and $6.9 million, respectively, of operating lease expense. For the years ended December 31, 2024, 2023 and 2022, the Company recognized less than $0.1 million of financing lease expense.

Operating and finance lease assets and liabilities are as follows:

		December 31,
(In thousands)	Classification	2024	2023
Assets
Operating	Right-of-use assets	$70,098	$73,462
Finance	Property and equipment, net	686	—
Total leased assets		$70,784	$73,462
Liabilities
Current
Operating	Current portion of operating lease liabilities	$9,257	$6,187
Finance	Other current liabilities	116	—

Non-current
Operating	Operating lease liabilities	89,593	81,856
Finance	Other long-term liabilities	570	—
Total leased liabilities		$99,536	$88,043

Cash received for amounts included in the measurement of the Company’s operating lease liabilities was $1.4 million for the year ended December 31, 2024. Cash paid for amounts included in the measurement of the Company’s operating lease liabilities was $1.7 million and $5.3 million for the years ended December 31, 2023 and 2022, respectively.

Future minimum lease payments under non-cancellable leases as of December 31, 2024 are as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2025	$13,677	$116	$13,793
2026	13,969	116	14,085
2027	14,351	116	14,467
2028	14,743	116	14,859
2029	15,146	116	15,262
Thereafter	73,339	219	73,558
Total lease payments	$145,225	$799	$146,024
Less: tenant improvement allowances	(4,419)	—	(4,419)
Less: interest	(41,956)	(113)	(42,069)
Present value of lease liabilities	$98,850	$686	$99,536

Lease terms and discount rates are as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (years)
Operating leases	9.7	10.0
Finance leases	6.9	—
Weighted-average discount rate
Operating leases	6.9%	6.8%
Finance leases	5.0%	—%

6. Investments

Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities:

	December 31, 2024
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses	Estimated Fair Value
Commercial paper	$1,953	$1	$(1)	$—	$1,953
Corporate notes	71,733	117	(87)	—	71,763
U.S. government agency bonds	7,883	4	(30)	—	7,857
	$81,569	$122	$(118)	$—	$81,573
Classified as:
Short-term investments					$41,693
Long-term investments					39,880
					$81,573

	December 31, 2023
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses	Estimated Fair Value
Commercial paper	$3,638	$1	$—	$—	$3,639
Corporate notes	47,228	—	(69)	—	47,159
U.S. government securities	983	—	—	—	983
U.S. government agency bonds	14,003	—	(32)	—	13,971
	$65,852	$1	$(101)	$—	$65,752
Classified as:
Short-term investments					$40,469
Long-term investments					25,283
					$65,752

There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2024 or 2023.

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

As of December 31, 2024, there were 1,189,503 shares available for future grant under the 2022 Plan.

Stock Compensation Expense

Non-cash stock-based compensation expense (service-based stock options, restricted stock units and employee stock purchase plan) is summarized in the following table:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cost of product sales	$3,911	$2,970	$3,630
Research and development	4,068	3,705	5,261
Selling, general and administrative	28,516	25,650	28,292
Total non-cash stock-based compensation expense	$36,495	$32,325	$37,183

Service-Based Stock Options

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

	Year Ended December 31,
Service-Based Stock Options	2024	2023	2022
Expected dividend rate	—%	—%	—%
Expected stock price volatility	57.3 - 62.5%	62.5 - 66.7%	63.8 - 75.3%
Risk-free interest rate	3.4 - 4.7%	3.4 - 4.7%	1.50 -4.4%
Expected life (years)	5.5	5.5	5.3 - 6.3
Weighted-average grant date fair value	$28.05	$18.85	$19.83

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2023	6,716,686	$25.85	6.2	$88,387
Granted	767,037	48.49
Exercised	(1,544,653)	14.97
Expired	(28,247)	53.73
Forfeited	(146,716)	42.44
Outstanding at December 31, 2024	5,764,107	$31.22	6.1	$137,365
Exercisable at December 31, 2024	4,381,393	$28.38	5.4	$116,951

As of December 31, 2024, 5,615,834 shares are vested and expected to vest. As of December 31, 2024, there was approximately $18.7 million of total unrecognized compensation cost related to non-vested service-based stock options granted under the 2022 Plan and the Prior Plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

The total intrinsic value of stock options exercised for the years ended December 31, 2024, 2023, and 2022 was $50.1 million, $7.5 million and $5.4 million, respectively.

Restricted Stock Units

The following table summarizes the activity for restricted stock units for the indicated periods:

Restricted Stock Units	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	930,936	$32.85
Granted	644,905	48.20
Vested	(323,435)	32.90
Forfeited	(117,145)	40.18
Unvested at December 31, 2024	1,135,261	$40.80

The weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2024, 2023, and 2022 was $48.20, $30.36 and $33.71, respectively.

At December 31, 2024 the total unrecognized compensation cost related to the restricted stock units was $27.0 million, and the weighted-average period over which that cost is expected to be recognized was 2.7 years. The total fair value of restricted stock units vested in the years ended December 31, 2024 and 2023 was $15.7 million and $6.8 million respectively.

Employee Stock Purchase Plan

Employees are able to purchase stock under the ESPP. The ESPP allows for the issuance of an aggregate of 1.0 million shares of common stock of which 889,342 have been issued since the inception of the benefit in 2015. Participation in this plan is available to substantially all employees. The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period.

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

The Company is permitted to voluntarily prepay borrowings under the Revolving Credit Agreement, in whole or in part, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans (as defined in the Revolving Credit Agreement) and letters of credit exceeds the total Revolving Commitments (as defined in the Revolving Credit Agreement), the Company must prepay the Revolving Loans in an amount equal to such excess. As of December 31, 2024, there are no outstanding borrowings under the Revolving Credit Agreement.

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

9.  Net Income (Loss) Per Common Share

A summary of net income (loss) per common share is presented below:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2024	2023	2022
Net income (loss)	$10,362	$(3,182)	$(16,709)

Basic weighted-average common shares outstanding	48,848	47,590	47,130
Effect of dilutive stock options and restricted stock units	2,831	—	—
Diluted weighted-average common shares outstanding	51,679	47,590	47,130

Basic income (loss) per common share	$0.21	$(0.07)	$(0.35)
Diluted income (loss) per common share	$0.20	$(0.07)	$(0.35)

Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	1,887	6,717	6,609
Restricted stock units	23	931	648

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, U.S. government securities, and U.S. government agency bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. The deferred compensation plan liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants. There were no transfers into or out of Level 3 from December 31, 2022 to December 31, 2024.

The following table summarizes the valuation of the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2024				December 31, 2023
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$43,307	$43,307	$—	$—	$34,672	$34,672	$—	$—
Commercial paper (a)	1,953	—	1,953	—	4,876	—	4,876	—
Corporate notes	71,763	—	71,763	—	47,159	—	47,159	—
U.S. government agency bonds (a)	7,857	—	7,857	—	13,971	—	13,971	—
U.S. government securities (a)	16,150	—	16,150	—	24,874	—	24,874	—
Total assets	$141,030	$43,307	$97,723	$—	$125,552	$34,672	$90,880	$—

Liabilities:
Deferred compensation plan liabilities	$306	$—	$306	$—	$100	$—	$100	$—
Total liabilities	$306	$—	$306	$—	$100	$—	$100	$—

(a) Approximately $16.2 million of U.S. government securities as of December 31, 2024, and approximately $23.9 million of U.S. government securities and $1.2 million of commercial paper as of December 31, 2023, had an original maturity of 90 days or less and were recorded as a cash equivalent.

The fair values of the cash equivalents and marketable securities are based on observable market prices. The Company’s accounts receivables, accounts payable and accrued expenses are valued at cost which approximates fair value.

11.  Income Taxes

The components of loss before income taxes are summarized as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
U.S.	$10,580	$(2,381)	$(15,912)
Foreign	(70)	13	(76)
Income (loss) before income taxes	$10,510	$(2,368)	$(15,988)

A reconciliation of income taxes computed using the U.S. federal statutory rate to the taxes reported in the consolidated statements of operations is as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Income (loss) before income taxes	$10,510	$(2,368)	$(15,988)
Federal statutory rate	21%	21%	21%
Taxes computed at federal statutory rate	2,207	(497)	(3,357)
State and local income taxes	381	(389)	(630)
Nondeductible stock-based compensation	(6,547)	(586)	1,168
Federal and state rate change	1,090	(704)	574
Research and orphan drug credits	(156)	362	(644)
Other	402	162	267
Deferred tax adjustment	7,374	—	—
Change in valuation allowance	(4,603)	2,466	3,343
Reported income taxes	$148	$814	$721

Deferred tax assets (liabilities) consist of the following:

	Year Ended December 31,
(In thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$15,481	$4,505
Employee benefits and stock-based compensation	18,606	24,812
Research and development costs	4,778	5,176
Intangible assets	786	962
Operating lease liabilities	20,664	20,849
Inventory reserve	2,540	3,570
Tax credit carryforward	10,937	10,781
Other, net	3	12
Total deferred tax assets	73,795	70,667
Less: valuation allowance	(45,153)	(49,755)
Total net deferred tax assets	28,642	20,912
Deferred tax liabilities:
Right-of-use assets	(18,056)	(19,296)
Property and equipment, net	(10,586)	(1,616)
Total net deferred tax liabilities	(28,642)	(20,912)
Net deferred tax assets and liabilities	$—	$—

As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards of $56.6 million, of which $10.9 million begin to expire in 2033 and the remainder do not expire but are subject to 80% limitation. As of December 31, 2024, the Company had state net operating loss carryforwards of $54.9 million that begin to expire in 2027. The projected annual limitation on the use of the net operating losses that existed prior to September 17, 2014 resulting from the Company’s change in control in 2014 per Section 382 of the Internal Revenue Code is $0.8 million. As a result, a significant portion of the net operating losses and tax credit carryforwards will expire prior to their utilization, regardless of the level of future profitability. As of December 31, 2024, the Company’s U.S. federal tax credit carryforwards available to offset future profits are $10.9 million. These credit carryforwards expire between 2027 and 2044.

In accordance with the accounting guidance for income taxes, the Company estimates whether recoverability of its deferred tax assets is “more likely than not”, based on forecasts of taxable income in the related tax jurisdictions. In this estimate, the Company uses historical results, projected future operating results based upon approved business plans, eligible carry forward periods, tax planning opportunities and other relevant considerations. Based on these factors, including historical losses incurred by the Company, a full valuation allowance for the deferred tax assets, including the deferred tax assets for the aforementioned net operating losses and credits has been provided, since they are not more likely than not to be realized. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations. The change in the valuation allowance was a decrease of $4.6 million and an increase of $2.5 million for the years ended December 31, 2024 and 2023, respectively.

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

The Company files U.S. federal and state income tax returns with varying statutes of limitations. During the year ended December 31, 2020, examinations by U.S. tax authorities were completed for 2017 and 2018. The Company is currently under examination by U.S. tax authorities for the tax year ended December 31, 2021. Due to the Company’s net operating loss carryforwards, federal income tax returns from incorporation are still subject to examination. The Company files in several state tax jurisdictions and is subject to examination in years ranging from incorporation to 2024.

12. Employee Benefit Plans

401(k) Plan

The Company has a 401(k) savings plan that allows participating employees to contribute a portion of their salary, subject to annual limits and minimum qualifications. The Board may, at its sole discretion, approve Company matching contributions to the plan. The Company made contributions of $1.3 million, $1.2 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Non-Qualified Deferred Compensation Plan

The Company has a deferred compensation plan which is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Code, for its non-employee directors, a select group of executive officers, senior management and highly compensated employees of the Company. Eligible employees may elect to contribute up to 75% of their annual base salary and 100% of their annual bonus, restricted stock units and/or director fees earned to the deferred compensation plan, and such employee contributions are 100% vested. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in lump-sum distribution or in installments, as elected by the participant in accordance with the plan. As of December 31, 2024 the deferred compensation plan liabilities total $0.3 million and are recorded in other long-term liabilities.

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

Pursuant to the terms of the license agreement, following the FDA approval of NexoBrid, MediWound transferred the BLA to Vericel. NexoBrid is approved in the European Union (“EU”) and other international markets and has been designated as an orphan biologic in the U.S., EU and other international markets.

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

Additionally, the Company is obligated to pay MediWound up to $125.0 million, which is contingent upon meeting certain sales milestones. The first sales milestone payment of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to NexoBrid in North America exceed $75.0 million. As of December 31, 2024, the sales milestone payments are not yet probable and therefore, not recorded as a liability. The Company pays MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions. Pursuant to the terms of the Company’s supply agreement with MediWound, MediWound is manufacturing, and will continue to manufacture NexoBrid for the Company on a unit price basis, which may be increased pursuant to the terms of the supply agreement. MediWound is obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. Under the supply agreement, the Company possesses the option to extend the initial term of the agreement by an additional 24 months, which it did in May 2022. After the initial term, the Company may extend the supply agreement on an annual basis for up to 10 additional years, at its sole discretion. Under the supply agreement, the Company is permitted to establish an alternate source of supply in certain circumstances, including the event of a supply failure.

Additionally, beginning in 2020, BARDA procured quantities of NexoBrid from MediWound for use as a medical countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. The initial, quarterly, procurement of NexoBrid by BARDA under its agreement with MediWound was completed during the third quarter of 2022. As a part of BARDA’s commitment to procure NexoBrid, the Company received a percentage of gross profit for sales directly to BARDA. As of December 31, 2024, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product procured by BARDA.

14. Commitments and Contingencies

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

As of December 31, 2024, the Company had no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

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

Future minimum purchase commitments related to the Company’s contractual obligations are as follows:

		Payments Due by Period
Contractual Obligations (In thousands)	Total	2025	2026	2027	2028	2029	More than 5 Years
Purchase commitments	$15,416	$6,405	$1,521	$1,802	$1,896	$1,896	$1,896
Warehouse operating agreement	941	941	—	—	—	—	—
Total	$16,357	$7,346	$1,521	$1,802	$1,896	$1,896	$1,896

15. Segment Information

The Company operates its business primarily in the U.S. in one reportable segment - the research, product development, manufacture and distribution of cellular therapies and specialty biologics for use in the treatment of specific conditions. The Company is managed on a consolidated basis. The accounting policies, as described in Note 2, “Summary of Significant Accounting Policies” apply to the reportable segment.

The Company’s Chief Executive Officer was determined to be the Company’s chief operating decision maker (“CODM”). The CODM reviews and evaluates revenue, expenses and consolidated net income (loss), consistent with what is reported on the consolidated statement of operations, for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

The Company’s revenues are generated in the U.S. and the Company’s long-lived assets, which consist primarily of property and equipment and right-of use assets, are located in U.S.

In additional to the significant expense categories within the Company’s consolidated statements of operations, see below for disaggregated amounts that comprise selling, general and administrative expenses:

	Year Ended December 31,
( in thousands)	2024	2023	2022
Selling and marketing	$82,142	$69,007	$60,926
General and administrative	60,649	51,991	45,977
Total selling, general and administrative expenses	$142,791	$120,998	$106,903

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

Management of the Company evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as attested to in their report which appears in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2024, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2024.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements (see Item 8).
2. All information is included in the Consolidated Financial Statements or Notes thereto.
3. Exhibits:
See Exhibit Index.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of the Company.	8-K	000-22025	4.1	December 17, 2009
3.2	Certificate of Amendment to Restated Articles of Incorporation of the Company dated February 9, 2010.	S-1	333-160044	3.2	March 31, 2010
3.3	Certificate of Amendment to Restated Articles of Incorporation of the Company dated March 22, 2011.	8-K	000-22025	3.1	March 25, 2011
3.4	Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 21, 2014.	8-K	001-35280	3.1	November 24, 2014
3.5	Amended and restated bylaws.	8-K	000-22025	3.1	November 12, 2010
4.1	Description of Capital Stock.	10-K	001-35280	4.5	February 25, 2020
10.1 #	Form of Indemnification Agreement entered into between the Company and each of its directors.	8-K	000-22025	10.1	August 31, 2010
10.2 #	Senior Executive Incentive Bonus Plan.	8-K	000-22025	10.3	March 25, 2011
10.3	Asset Purchase Agreement, dated as of April 19, 2014, by and between the Company and Sanofi.	8-K	001-35280	2.1	April 23, 2014
10.4 #	Second Amended and Restated 2009 Omnibus Incentive Plan.	Sch. 14A	001-35280	Appendix II	October 21, 2014
10.5	Lease Agreement, dated October 21, 2020, by and between the Company and Up 64 Sidney Street, LLC, as amended.	10-K	001-35280	10.7	February 24, 2021
10.6	Lease Agreement, dated January 28, 2022, by and between the Company and NDB Property Owner 2, L.P.	10-Q	001-35280	10.1	May 4, 2022
10.7**	First Amendment to the Lease Agreement by and between the Company and NDB Property Owner 2, L.P., dated November 6, 2024.
10.8 #	Vericel Corporation 2015 Employee Stock Purchase Plan.	Sch. 14A	001-35280	Appendix I	March 25, 2015
10.9 #	First Amendment to Executive Employment Agreement by and between Dominick C. Colangelo and the Company, dated September 14, 2017.	8-K	001-35280	10.1	September 19, 2017
10.10	Amended and Restated Non-Employee Director Compensation Guidelines (Revised May 3, 2023).	10-K	001-35280	10.9	February 29, 2024
10.11 †	Amended and Restated ACI-Maix Supply Agreement, dated March 17, 2018, as amended, by and between the Company and Matricel GMBH.	10-Q	001-35280	10.1	May 8, 2018
10.12 #	2017 Omnibus Incentive Plan.	Sch. 14A	001-35280	Appendix I	March 20, 2017
10.13 #	Form of Incentive Stock Option Award Agreement under the 2017 Omnibus Incentive Plan.	10-K	001-35280	10.49	February 26, 2019
10.14 #	Form of Non-Employee Director Award Agreement under the 2017 Omnibus Incentive Plan.	10-K	001-35280	10.5	February 26, 2019
10.15 #	Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Incentive Plan.	10-K	001-35280	10.51	February 26, 2019
10.16 #	Vericel Corporation Amended and Restated 2019 Omnibus Incentive Plan.	8-K	001-35280	10.1	May 1, 2020
10.17 #	Form of Current Employee Incentive Stock Option Agreement under the 2019 Omnibus Incentive Plan (amended February 15, 2022).	10-Q	001-35280	10.2	May 4, 2022
10.18 #	Form of New Hire Incentive Stock Option Award Agreement under the 2019 Omnibus Incentive Plan(amended February 15, 2022)	10-Q	001-35280	10.3	May 4, 2022
10.19 #	Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the 2019 Omnibus Incentive Plan (amended February 15, 2022).	10-Q	001-35280	10.4	May 4, 2022
10.20 #	Vericel Corporation 2022 Omnibus Incentive Plan.	8-K	001-35280	10.1	April 29, 2022

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
10.21 #	Vericel Corporation Deferred Compensation Plan.	10-Q	001-35280	10.1	August 2, 2023
10.22 #	Vericel Corporation 2022 Omnibus Incentive Plan Restricted Stock Unit Award (Deferred) Agreement for Non-Employee Directors.	10-Q	001-35280	10.2	August 2, 2023
10.23 #	Form of New Hire Incentive Stock Option Agreement under the 2022 Omnibus Incentive Plan amended July 25, 2023.	10-Q	001-35280	10.1	November 8, 2023
10.24 #	Form of Current Employee Incentive Stock Option Agreement under the 2022 Omnibus Incentive Plan amended July 25, 2023.	10-Q	001-35280	10.2	November 8, 2023
10.25 #	Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the 2022 Omnibus Incentive Plan amended July 25, 2023.	10-Q	001-35280	10.3	November 8, 2023
10.26 #	Form of Restricted Stock Unit Award Agreement for Employees under the 2022 Omnibus Plan, amended February 21, 2024.	10-Q	001-35280	10.1	May 8, 2024
10.27 †	License Agreement between the Company and MediWound LTD., dated May 6, 2019.	10-Q	001-35280	10.9	August 6, 2019
10.28 †	Supply Agreement between the Company and MediWound LTD., dated May 6, 2019.	10-Q	001-35280	10.1	August 6, 2019
10.29 #	First Amendment to Executive Employment Agreement, executed and effective June 3, 2019, by and between the Company and Michael Halpin.	10-Q	001-35280	10.12	August 6, 2019
10.30 #	Employment Agreement, dated January 25, 2021, by and between the Company and Joseph Mara.	8-K	001-35280	10.1	January 25, 2021
10.31 #	Employment Agreement, dated November 4, 2019, by and between the Company and Sean Flynn.	10-K	001-35280	10.43	February 24, 2021
10.32 #	Employment Agreement, dated August 20, 2018, by and between the Company and Dr. Jonathan M. Hopper.	10-K	001-35280	10.44	February 24, 2021
10.33	Eighth Amendment to the Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated May 15, 2022.	10-Q	001-35280	10.5	August 3, 2022
10.34**	Ninth Amendment to the Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated May 15, 2024.
10.35	Tenth Amendment to the Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated July 1, 2024.	10-Q	001-35280	10.2	August 1, 2024
10.36 †	Eleventh Amendment to the Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated July 31, 2024.	10-Q	001-35280	10.1	November 7, 2024
10.37	Third Amendment to the Dispensing Agreement between AllCare Plus Pharmacy, Inc. and the Company, dated May 16, 2022.	10-Q	001-35280	10.6	August 3, 2022
10.38 †	Fourth Amendment to the Dispensing Agreement between AllCare Plus Pharmacy, Inc. and the Company, dated June 1, 2024.	10-Q	001-35280	10.1	August 1, 2024
10.39	Revolving Credit Agreement, dated as of July 29, 2022, by and among Vericel Corporation, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A.as administrative agent, sole bookrunner and sole lead arranger.	10-Q	001-35280	10.12	November 9, 2022
19**	Insider Trading Policy.
21.1**	Subsidiaries of Registrant.
23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy for Recoupment of Erroneously Awarded Incentive Compensation.	10-K	001-35280	97	February 29, 2024
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date:	February 27, 2025
Vericel Corporation

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on behalf of the registrant on February 27, 2025 by the following persons in the capacities indicated.

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