Form 10-Q
period 2025-03-31
Vericel Corp
filed 2025-05-08
CIK 887359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2025
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

As of May 1, 2025, 50,342,969 shares of Common Stock, no par value per share, were outstanding.

VERICEL CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$73,490	$74,520
Restricted cash	6,215	10,529
Short-term investments	39,412	41,693
Accounts receivable (net of allowance for doubtful accounts of $3 and $10, respectively)	52,899	61,375
Inventory	17,106	17,373
Other current assets	8,518	7,287
Total current assets	197,640	212,777
Property and equipment, net	108,294	103,161
Intangible assets, net	6,094	6,250
Right-of-use assets	68,716	70,098
Long-term investments	43,342	39,880
Other long-term assets	501	556
Total assets	$424,587	$432,722
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,751	$23,848
Accrued expenses	11,418	17,065
Current portion of operating lease liabilities	11,163	9,257
Other current liabilities	116	116
Total current liabilities	39,448	50,286
Operating lease liabilities	87,804	89,593
Other long-term liabilities	1,848	876
Total liabilities	129,100	140,755
COMMITMENTS AND CONTINGENCIES (Note 12)
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 50,252 and 49,628, respectively	699,412	684,778
Accumulated other comprehensive gain (loss)	136	4
Accumulated deficit	(404,061)	(392,815)
Total shareholders’ equity	295,487	291,967
Total liabilities and shareholders’ equity	$424,587	$432,722

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Product sales, net	$52,598	$51,281
Total revenue	52,598	51,281
Cost of product sales	16,325	15,927
Gross profit	36,273	35,354
Research and development	7,261	6,418
Selling, general and administrative	41,804	34,400
Total operating expenses	49,065	40,818
Loss from operations	(12,792)	(5,464)
Other income (expense):
Interest income	1,657	1,762
Interest expense	(153)	(153)
Other income (expense)	42	(7)
Total other income	1,546	1,602
Net loss	$(11,246)	$(3,862)
Net loss per common share:
Basic and diluted	$(0.23)	$(0.08)
Weighted-average common shares outstanding:
Basic and diluted	49,905	48,141

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(11,246)	$(3,862)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	132	(145)
Comprehensive loss	$(11,114)	$(4,007)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Common Stock		Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2024	49,628	$684,778	$4	$(392,815)	$291,967
Net loss	—	—	—	(11,246)	(11,246)
Stock-based compensation expense	—	11,505	—	—	11,505
Stock option exercises	398	9,158	—	—	9,158
Shares issued under the Employee Stock Purchase Plan	7	251	—	—	251
Issuance of stock for restricted stock unit vesting	332	—	—	—	—
Restricted stock withheld for employee tax remittance	(113)	(6,280)	—	—	(6,280)
Unrealized gain on investments	—	—	132	—	132
BALANCE, MARCH 31, 2025	50,252	$699,412	$136	$(404,061)	$295,487

	Common Stock		Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2023	47,829	$629,229	$(100)	$(403,177)	$225,952
Net loss	—	—	—	(3,862)	(3,862)
Stock-based compensation expense	—	9,834	—	—	9,834
Stock option exercises	487	6,779	—	—	6,779
Shares issued under the Employee Stock Purchase Plan	9	247	—	—	247
Issuance of stock for restricted stock unit vesting	265	—	—	—	—
Restricted stock withheld for employee tax remittance	(101)	(4,909)	—	—	(4,909)
Unrealized loss on investments	—	—	(145)	—	(145)
BALANCE, MARCH 31, 2024	48,489	$641,180	$(245)	$(407,039)	$233,896

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(11,246)	$(3,862)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	2,686	1,378
Stock-based compensation expense	11,505	9,834
Amortization of premiums and discounts on marketable securities	(119)	(102)
Amortization of debt issuance costs	54	54
Non-cash lease costs	1,382	1,771
Other	4	7
Changes in operating assets and liabilities:
Inventory	267	(470)
Accounts receivable	8,476	8,422
Other current assets	(1,231)	(922)
Accounts payable	(551)	(4,883)
Accrued expenses	(5,721)	(6,198)
Operating lease liabilities	117	2,119
Other non-current assets and liabilities, net	977	54
Net cash provided by operating activities	6,600	7,202
Investing activities:
Purchases of investments	(13,430)	(22,555)
Sales and maturities of investments	12,500	11,120
Expenditures for property and equipment	(14,212)	(14,017)
Net cash used in investing activities	(15,142)	(25,452)
Financing activities:
Net proceeds from common stock issuance	9,409	7,026
Payments on employee’s behalf for taxes related to vesting of restricted stock unit awards	(6,207)	(4,900)
Other	(4)	—
Net cash provided by financing activities	3,198	2,126
Net decrease in cash, cash equivalents, and restricted cash	(5,344)	(16,124)
Cash, cash equivalents, and restricted cash at beginning of period	85,049	86,866
Cash, cash equivalents, and restricted cash at end of period	$79,705	$70,742

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Non-cash information:
Right-of-use asset and lease liability recognized	$—	$1,991
Additions to property and equipment included in accounts payable	5,347	12,115
Restricted stock held for employee tax remittance included in accounts payable	73	9

	Three Months Ended March 31,
	2025	2024
Reconciliation to amounts within the condensed consolidated balance sheets:
Cash and cash equivalents	$73,490	$62,938
Restricted cash	6,215	7,804
Total cash, cash equivalents, and restricted cash at end of period	$79,705	$70,742

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Vericel Corporation, a Michigan corporation (together with its consolidated subsidiaries referred to herein as the Company, or Vericel), was incorporated in March 1989 and began employee-based operations in 1991. The Company is a fully-integrated, commercial-stage biopharmaceutical company and a leading provider of advanced therapies for the sports medicine and severe burn care markets. Vericel currently markets three commercial-stage products in the U.S., MACI®, Epicel® and NexoBrid®.

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

Epicel (cultured epidermal autografts) is a permanent skin replacement Humanitarian Use Device (“HUD”) indicated for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of a patient’s total body surface area (“TBSA”). The Company also holds an exclusive license from MediWound Ltd. (“MediWound”) for North American rights to NexoBrid (anacaulase-bcdb), a topically administered biological orphan product containing proteolytic enzymes, which is indicated for the removal of eschar in adult and pediatric patients with deep partial-thickness and/or full thickness thermal burns.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2025, the Company had an accumulated deficit of $404.1 million and had a net loss of $11.2 million during the three months ended March 31, 2025. The Company had cash and cash equivalents of $73.5 million and investments of $82.8 million as of March 31, 2025. The Company expects that cash from the sales of its products and existing cash, cash equivalents, investments, and available borrowing capacity will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these condensed consolidated financial statements. If revenues decline for a sustained period, the Company may need to access additional capital; however, the Company may not be able to obtain additional financing on acceptable terms or at all. The terms of any additional financing may adversely affect the holdings or the rights of the Company’s shareholders.

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

The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025 (“Annual Report”).

Recent Accounting Pronouncements

No new accounting standards were adopted during the three months ended March 31, 2025. The Company considers the applicability and impact of any recent Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”), as noted below:

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

When the Company sells MACI through its specialty pharmacies, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The Company assesses risk and determines a loss percentage by pooling accounts receivable based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information. This loss percentage was applied to the accounts receivables as of March 31, 2025. The total allowance for uncollectible consideration as of March 31, 2025 and December 31, 2024 was $5.1 million and $5.4 million, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact on the revenue recognized. A 50 basis points change to the estimated uncollectible percentage could result in an approximately $0.5 million decrease or increase in the revenue recognized for the three months ended March 31, 2025.

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

Epicel

The Company sells Epicel directly to hospitals and burn centers based on contracted rates stated in an approved contract or purchase order. Similar to MACI, there is no obligation to manufacture Epicel grafts upon receipt of a skin biopsy. The Company recognizes product revenue from sales of Epicel upon delivery to the hospital, at which time the customer is in control of the Epicel grafts and the claim is billable to the hospital.

NexoBrid

The Company entered into exclusive license and supply agreements with MediWound in May 2019, pursuant to which MediWound will manufacture and supply NexoBrid on a unit price basis, which may be increased pursuant to the terms of the agreements.

In December 2022, the FDA approved a BLA for NexoBrid, granting a license for its commercial use in the U.S. NexoBrid is a topically-administered biological orphan product containing proteolytic enzymes. Through the 2022 BLA, NexoBrid was originally indicated for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. In August 2024, the FDA authorized the expansion of the product’s indication to include pediatric patients.

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
Revenue by Product and Customer

The following table and descriptions below show the products from which the Company generated its revenue for the periods indicated:

	Three Months Ended March 31,
Revenue by product (in thousands)	2025	2024
MACI implants, kits, and instruments
Implants based on contracted rate sold through a specialty pharmacy (a)	$31,836	$27,196
Implants subject to third party reimbursement sold through a specialty pharmacy (b)	2,738	3,253
Implants sold direct based on contracted rates (c)	8,421	6,402
Implants sold direct subject to third-party reimbursement (d)	1,631	1,185
Biopsy kits and instruments - direct bill	596	565
Change in estimates related to prior periods (e)	1,075	1,580
Total MACI implants, kits, and instruments	46,297	40,181
Epicel
Direct bill (hospital)	4,964	10,664

NexoBrid	1,337	436
Total revenue	$52,598	$51,281

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

4. Selected Balance Sheet Components

Inventory

Inventory consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Raw materials	$11,832	$12,827
Work-in-process	1,587	1,571
Finished goods	3,687	2,975
Total inventory	$17,106	$17,373

Property and Equipment

Property and Equipment, net consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Machinery and equipment	$12,491	$12,161
Furniture, fixtures and office equipment	4,684	5,109
Computer equipment and software	13,301	12,318
Leasehold improvements	75,507	77,990
Construction in process	25,570	22,482
Total property and equipment, gross	131,553	130,060
Less accumulated depreciation	(23,259)	(26,899)
Total property and equipment, net	$108,294	$103,161

Depreciation expense for the three months ended March 31, 2025 and 2024 was $2.5 million and $1.2 million, respectively.

Intangible Assets

Intangible assets, net consisted of the following:

			March 31, 2025			December 31, 2024
(In thousands)	Useful Life (in years)	Amortization Method	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
NexoBrid license	12	Straight-line	$7,500	$(1,406)	$6,094	$7,500	$(1,250)	$6,250

Amortization expense for the three months ended March 31, 2025 and 2024 was $0.2 million.

Future amortization expense of intangible assets as of March 31, 2025 is estimated to be as follows:

(In thousands)	Amount
Remainder of 2025	$469
2026	625
2027	625
2028	625
2029	625
Thereafter	3,125
Total	$6,094

Accrued Expenses

Accrued Expenses consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Bonus-related compensation	$4,077	$10,313
Employee-related accruals	3,896	3,269
Insurance reimbursement-related liabilities	3,054	3,159
Other accrued expenses	391	324
Total accrued expenses	$11,418	$17,065

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

For the three months ended March 31, 2025 and 2024, lease expense of less than $0.2 million and $0.1 million, respectively, was recorded related to short-term leases. For the three months ended March 31, 2025 and 2024, the Company recognized $3.0 million and $3.2 million, respectively, of operating lease expense. For the three months ended March 31, 2025, the Company recognized less than $0.1 million of financing lease expense.

Operating and finance lease assets and liabilities are as follows:

(In thousands)	Classification	March 31, 2025	December 31, 2024
Assets
Operating	Right-of-use assets	$68,716	$70,098
Finance	Property and equipment, net	686	686
Total leased assets		$69,402	$70,784
Liabilities
Current
Operating	Current portion of operating lease liabilities	$11,163	$9,257
Finance	Other current liabilities	116	116
Non-current
Operating	Operating lease liabilities	$87,804	$89,593
Finance	Other long-term liabilities	566	570
Total leased liabilities		$99,649	$99,536

6. Investments

Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities:

	March 31, 2025
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$972	$—	$—	$—	$972
Corporate notes	73,008	171	(23)	—	73,156
U.S. government agency bonds	8,638	2	(14)	—	8,626
	$82,618	$173	$(37)	$—	$82,754
Classified as:
Short-term investments					$39,412
Long-term investments					43,342
					$82,754

	December 31, 2024
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$1,953	$1	$(1)	$—	$1,953
Corporate notes	71,733	117	(87)	—	71,763
U.S. government agency bonds	7,883	4	(30)	—	7,857
	$81,569	$122	$(118)	$—	$81,573
Classified as:
Short-term investments					$41,693
Long-term investments					39,880
					$81,573

As of March 31, 2025 and December 31, 2024, all marketable securities held by the Company had remaining contractual maturities of three years or less. There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2025 and 2024.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, U.S. government securities, and U.S. government agency bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. The deferred compensation plan liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants. There were no transfers into or out of Level 3 from December 31, 2024 to March 31, 2025.

The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2025				December 31, 2024
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$48,252	$48,252	$—	$—	$43,307	$43,307	$—	$—
Commercial paper	972	—	972	—	1,953	—	1,953	—
Corporate notes	73,156	—	73,156	—	71,763	—	71,763	—
U.S. government agency bonds	8,626	—	8,626	—	7,857	—	7,857	—
U.S. government securities (a)	16,353	—	16,353	—	16,150	—	16,150	—
	$147,359	$48,252	$99,107	$—	$141,030	$43,307	$97,723	$—

Liabilities:
Deferred compensation plan liabilities	$1,283	$—	$1,283	$—	$306	$—	$306	$—
Total liabilities	$1,283	$—	$1,283	$—	$306	$—	$306	$—

(a) Approximately $16.4 million and $16.2 million of U.S. government securities had an original maturity of 90 days or less and were recorded as a cash equivalent as of March 31, 2025 and December 31, 2024, respectively.

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

The Company is permitted to voluntarily prepay borrowings under the Revolving Credit Agreement, in whole or in part, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans (as defined in the Revolving Credit Agreement) and letters of credit exceeds the total Revolving Commitments (as defined in the Revolving Credit Agreement), the Company must prepay the Revolving Loans in an amount equal to such excess. As of March 31, 2025, there are no outstanding borrowings under the Revolving Credit Agreement.

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

9. Stock-Based Compensation

The Vericel Corporation 2022 Omnibus Incentive Plan (“2022 Plan”) was approved on April 27, 2022, and the Vericel Corporation Amended and Restated 2022 Omnibus Incentive Plan was approved on April 30, 2025 (“Amended and Restated 2022 Plan”). The Amended and Restated 2022 Plan provides incentives through the grant of stock options, stock appreciation rights, restricted stock awards and restricted stock units. The exercise price of stock options granted under the Amended and Restated 2022 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant. The Amended and Restated 2022 Plan amended and restated the 2022 Plan, which replaced the 1992 Stock Option Plan, the 2001 Stock Option Plan, the Amended and Restated 2004 Equity Incentive Plan, the 2009 Second Amended and Restated Omnibus Incentive Plan, the 2017 Omnibus Incentive Plan, and the Amended and Restated 2019 Omnibus Incentive Plan (collectively the “Prior Plans”), and no new grants have been granted under the Prior Plans after approval of the 2022 Plan. However, the expiration or forfeiture of options previously granted under the Prior Plans will increase the number of shares available for issuance under the Amended and Restated 2022 Plan.

Stock Compensation Expense

Non-cash stock-based compensation expense (service-based stock options, restricted stock units and the employee stock purchase plan) is summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of product sales	$1,141	$1,241
Research and development	1,487	1,221
Selling, general and administrative	8,877	7,372
Total non-cash stock-based compensation expense	$11,505	$9,834

Service-Based Stock Options

During the three months ended March 31, 2025 and 2024, the Company granted service-based options to purchase common stock of 502,098 and 507,162, respectively. The weighted-average grant-date fair value of service-based options granted during the three months ended March 31, 2025 and 2024 was $29.93 and $28.21 per option, respectively.

Restricted Stock Units

During the three months ended March 31, 2025 and 2024, the Company granted 468,886 and 538,425 restricted stock units, respectively. The weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2025 and 2024 was $54.30 and $48.25 per unit, respectively.

10. Net Loss Per Common Share

A summary of net loss per common share is presented below:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2025	2024
Net loss	$(11,246)	$(3,862)

Basic weighted-average common shares outstanding	49,905	48,141
Effect of dilutive stock options and restricted stock units	—	—
Diluted weighted-average common shares outstanding	49,905	48,141

Basic loss per common share	$(0.23)	$(0.08)
Diluted loss per common share	$(0.23)	$(0.08)

Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	5,798	6,730
Restricted stock units	1,222	1,201

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

Additionally, the Company is obligated to pay MediWound up to $125.0 million, which is contingent upon meeting certain sales milestones. The first sales milestone payment of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to NexoBrid in North America exceed $75.0 million. As of March 31, 2025, the sales milestone payments are not yet probable and therefore, not recorded as a liability. The Company also pays MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions. Pursuant to the terms of the Company’s supply agreement with MediWound, MediWound is manufacturing, and will continue to manufacture, NexoBrid for the Company on a unit price basis, which may be increased pursuant to the terms of the supply agreement. MediWound is obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. Under the supply agreement, the Company possesses the option to extend the initial term of the agreement by an additional 24 months, which it did in May 2022. After the initial term, the Company may extend the supply agreement on an annual basis for up to 10 additional years, at its sole discretion. In March 2025, the Company exercised the first of these annual extensions, extending the term of the supply agreement through at least May 2027. Under the supply agreement, the Company is permitted to establish an alternate source of supply in certain circumstances, including the event of a supply failure.

Additionally, beginning in 2020, BARDA procured quantities of NexoBrid from MediWound for use as a medical countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. The initial, quarterly, procurement of NexoBrid by BARDA under its agreement with MediWound was completed during the third quarter of 2022. As a part of BARDA’s commitment to procure NexoBrid, the Company received a percentage of gross profit for sales directly to BARDA. As of March 31, 2025, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product procured by BARDA.

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

As of March 31, 2025, the Company had no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

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

In addition to the significant expense categories within the Company’s consolidated statements of operations, see below for disaggregated amounts that comprise selling, general and administrative expenses:

	Three Months Ended March 31,
( in thousands)	2025	2024
Selling and marketing	$22,803	$19,433
General and administrative	19,001	14,967
Total selling, general and administrative expenses	$41,804	$34,400

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

U.S. Trade Policy

The U.S government recently announced a broad range of tariffs on foreign goods imported into the U.S., with certain nations and regions responding with retaliatory tariffs on U.S. goods.

We continue to monitor evolving trade policies as part of our ongoing risk assessment process. We anticipate minimal impact on our business and operations from these tariffs, or future tariffs on pharmaceuticals that may be announced. All of our operations are located in the U.S. and 100% of our revenue in 2025, and for the next several years, is expected to be derived from domestic sales. The majority of our manufacturing costs are fixed costs consisting of labor and overhead required to produce MACI and Epicel at our manufacturing facility in Massachusetts. Materials to support manufacturing operations are primarily purchased from U.S. suppliers. Based on the limited costs associated with imported materials, we expect that current or future tariffs will have an insignificant impact on its cost of goods sold and gross margin moving forward. In addition, because we maintain significant safety stock of most materials, including NexoBrid finished product and the ACI-Maix collagen membrane used to manufacture MACI, we expect that the impact of current or future tariffs on its cost of goods sold and gross margin in 2025 and 2026 will be negligible.

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

NexoBrid

Our portfolio of commercial-stage products also includes NexoBrid (anacaulase-bcdb), a topically-administered biological orphan product containing proteolytic enzymes, for which the FDA approved a BLA in December 2022, permitting the product’s use for the removal of eschar in adults with deep partial-thickness and/or full thickness thermal burns. Subsequently, in August 2024, the FDA approved a sBLA expanding NexoBrid’s indication to include pediatric patients.

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

Results of Operations

The following is a summary of our condensed consolidated results of operations:

	Three Months Ended March 31,
(In thousands)	2025	2024	Change $	Change %
Total revenue	$52,598	$51,281	$1,317	2.6%
Cost of product sales	16,325	15,927	398	2.5%
Gross profit	36,273	35,354	919	2.6%
Research and development	7,261	6,418	843	13.1%
Selling, general and administrative	41,804	34,400	7,404	21.5%
Total operating expenses	49,065	40,818	8,247	20.2%
Loss from operations	(12,792)	(5,464)	(7,328)	134.1%
Total other income	1,546	1,602	(56)	(3.5)%
Net loss	$(11,246)	$(3,862)	$(7,384)	191.2%

Comparison of the Periods Ended March 31, 2025 and 2024

Total Revenue

Revenue by product is as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024	Change $	Change %
MACI	$46,297	$40,181	$6,116	15.2%
Epicel	4,964	10,664	(5,700)	(53.5)%
NexoBrid	1,337	436	901	206.7%
Total revenue	$52,598	$51,281	$1,317	2.6%

Total revenue increase for the three months ended March 31, 2025, compared to the same period in 2024, was driven primarily by MACI volume and price growth and NexoBrid volume growth, partially offset by lower Epicel volume.

Seasonality

Sales of MACI implants have historically experienced a level of seasonality throughout the year. In the last five years through 2024, MACI sales volumes from the first through the fourth quarter on average represented 21% (20%-22% range), 22% (16%-24% range), 23% (21%-26% range) and 34% (33%-38% range) respectively, of total annual volumes. Historically, MACI orders are normally stronger in the fourth quarter due to several factors including the satisfaction by patients of insurance deductible limits and the time of year patients prefer to start rehabilitation. Due to the low incidence and variable occurrence of severe burns, Epicel revenue has inherent variability from quarter-to-quarter and does not exhibit significant seasonality. U.S. sales of NexoBrid began September of 2023, and as such we are still relatively early in its commercial launch, but we do not expect NexoBrid revenue to experience significant seasonality given its emergent use in treating severe burns.

Gross Profit

Gross profit increase for the three months ended March 31, 2025, compared to the same period in 2024, was driven by MACI revenue growth, combined with our primarily fixed manufacturing cost structure which consists mainly of labor and facility costs.

Research and Development Expenses

The following table summarizes research and development expenses, which include materials, professional fees and an allocation of employee-related salary and fringe benefit costs for our research and development projects:

	Three Months Ended March 31,
(In thousands)	2025	2024	Change $	Change %
MACI	$4,699	$4,735	$(36)	(0.8)%
Epicel	1,424	1,121	303	27.0%
NexoBrid	1,138	562	576	102.5%
Total research and development expenses	$7,261	$6,418	$843	13.1%

Research and development expenses increased for the three months ended March 31, 2025, compared to the same period in 2024. The increase is primarily due to higher headcount and employee expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2025 were $41.8 million, compared to $34.4 million for the same period in 2024. The increase in selling, general and administrative expenses was primarily due to higher headcount and employee expenses, including stock compensation, an increase in marketing programs and events, and depreciation expense for the new facility in Burlington, MA.

Total Other Income

The decrease in other income for the three months ended March 31, 2025, compared to the same period in 2024 was due to a decrease in interest income primarily due to fluctuations in the rates of return on our investments in various marketable debt securities and money market funds.

Stock-based Compensation Expense

Non-cash stock-based compensation expense is summarized in the following table:

	Three Months Ended March 31,
(In thousands)	2025	2024	Change $	Change %
Cost of product sales	$1,141	$1,241	$(100)	(8.1)%
Research and development	1,487	1,221	266	21.8%
Selling, general and administrative	8,877	7,372	1,505	20.4%
Total non-cash stock-based compensation expense	$11,505	$9,834	$1,671	17.0%

The increase in stock-based compensation expense for the three months ended March 31, 2025, compared to the same period in 2024, was due primarily to fluctuations in stock prices and the mix of service-based options and restricted stock units, which impacts the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash provided by operating activities	$6,600	$7,202
Net cash used in investing activities	(15,142)	(25,452)
Net cash provided by financing activities	3,198	2,126
Net decrease in cash, cash equivalents, and restricted cash	$(5,344)	$(16,124)

Net Cash Provided by Operating Activities

Our cash, cash equivalents and restricted cash totaled $79.7 million, short-term investments totaled $39.4 million and long-term investments totaled $43.3 million as of March 31, 2025. The $6.6 million of cash provided by operations during the three months ended March 31, 2025 was primarily the result of non-cash charges of $11.5 million related to stock-based compensation expense, $2.7 million in depreciation and amortization expense and $1.4 million of operating lease amortization, partially offset by a net loss of $11.2 million and a net increase of $1.4 million related to movements in our working capital accounts. The overall increase in cash from our working capital accounts was primarily driven by a decrease in accounts receivable due to cash collections and receipts of tenant improvement allowances which exceeded payments on operating leases amortization, offset by a decrease in accounts payable and accrued expenses due to timing of payments.

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

Net Cash Used In Investing Activities

Net cash used in investing activities during the three months ended March 31, 2025 was the result of $14.2 million of property and equipment purchases primarily for construction in process related to the Burlington Lease and $13.4 million in investment purchases, partially offset by $12.5 million of investment sales and maturities.

Net cash used in investing activities during the three months ended March 31, 2024 was the result of $22.6 million in investment purchases and $14.0 million of property and equipment purchases primarily for construction in process related to the Burlington Lease, partially offset by $11.1 million of investment sales and maturities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2025 was the result of net proceeds from the exercise of stock options and the employee stock purchase plan of $9.4 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $6.2 million.

Net cash provided by financing activities during the three months ended March 31, 2024 was the result of net proceeds from the exercise of stock options and purchases under the employee stock purchase plan of $7.0 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $4.9 million.

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

As of March 31, 2025, we were not party to any off-balance sheet arrangements.

Sources of Capital

On July 29, 2022, we entered into a $150.0 million five-year senior secured revolving credit agreement by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (the “Revolving Credit Agreement”). We have no immediate plans to borrow under the Revolving Credit Agreement, but we may use the facility for working capital needs and other general corporate purposes. As of March 31, 2025, there are no outstanding borrowings under the Revolving Credit Agreement, and we are in compliance with all applicable covenant requirements. See Note 8, “Revolving Credit Agreement” in the accompanying condensed consolidated financial statements for further details.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth in the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no other material changes, outside of the ordinary course of business, to our contractual obligations and commitments since December 31, 2024.

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

There have been no material changes to our critical accounting policies and estimates in the three months ended March 31, 2025. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2024.

Cautionary Note Regarding Forward-Looking Statements

This report, including the documents incorporated by reference herein, contains certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “projects,” “trends,” “opportunity,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “target,” “achieve,” “continuing,” “ongoing,” and similar words or phrases, or future or conditional verbs such as “would,” “should,” “could,” “may,” or similar expressions. Among the factors that could cause actual results to differ materially from those set forth in the forward-looking statements include, but are not limited to, uncertainties associated with our expectations regarding future revenue, growth in revenue, market penetration for MACI®, MACI Arthro™, Epicel®, and NexoBrid®, growth in profit, gross margins and operating margins, the ability to continue to scale our manufacturing operations to meet the demand for our cell therapy products, including the timely completion and qualification of a new manufacturing facility in Burlington, Massachusetts, the ability to sustain profitability, contributions to adjusted EBITDA, the expected target surgeon audience, potential fluctuations in sales and volumes and our results of operations over the course of the year, timing and conduct of clinical trial and product development activities, timing and likelihood of the FDA’s potential approval of the use of MACI to treat cartilage defects in the ankle, the estimate of the commercial growth potential of our products and product candidates, competitive developments, changes in third-party coverage and reimbursement, including recent and future healthcare reform measures and private payor initiatives, surgeon adoption of MACI Arthro, physician and burn center adoption of NexoBrid, labor strikes, changes in surgeon and hospital treatment prioritizations caused by the temporary shortage of essential medical supplies, supply chain disruptions or other events or factors that might affect our ability to manufacture MACI or Epicel or affect MediWound’s ability to manufacture and supply sufficient quantities of NexoBrid to meet customer demand, including but not limited to the ongoing conflicts in the Middle East region involving Israel, negative impacts on the global economy and capital markets resulting from the conflict in Ukraine and the Middle East conflicts, changes in trade policies and regulations, including the potential for increases or changes in duties, current and potentially new tariffs or quotas, lingering effects of adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, possible changes in governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures, the impact from future regulatory, judicial and legislative changes to our industry, global geopolitical tensions and potential future impacts on our business or the economy generally stemming from a public health emergency. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties, which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in our Annual Report on Form 10-K under “Part I, Item 1A Risk Factors.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2024. Our exposures to market risk have not changed materially since December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of March 31, 2025, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not party to any material legal proceedings, although from time to time we may become involved in disputes in connection with the operation of our business.

Item 1A. Risk Factors

Factors that could cause the Company’s actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. With the exception of the risk factor below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Inadequate funding for the FDA and other government agencies and/or other disruptions could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve regulatory submissions and new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel, and statutory, regulatory, and policy changes. For example, the Trump administration has taken several executive actions, including the issuance of several Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. The average time to review and approve regulatory submissions at the agency has fluctuated in recent years as a result of some of these factors. In addition, government funding of the SEC and other government agencies on which our operations may depend, including those that fund research and development activities, is subject to the political process, which is inherently unpredictable. On January 20, 2025, President Trump signed an executive order creating an advisory commission, the “Department of Government Efficiency” to reform federal government processes and reduce expenditures. Potential changes in U.S. federal government budgetary priorities and spending could adversely affect funding and staffing levels at the FDA, which could impose constraints on its ability to engage in oversight and respond in a timely manner to product related submissions, including with respect to its ongoing review of our Investigational New Drug application, amendments and supplements for MACI Ankle clinical trial activity for which we expect to begin enrollment during the second half of 2025.

Disruptions at the FDA and other agencies may also slow the time necessary to review and/or approve product candidates or changes to existing products, approve the qualification of the Burlington manufacturing facility and/or conduct required inspections of our and/or third-party manufacturing and testing facilities, and approve and/or inspect third-party contractors and/or potential new or alternate suppliers of materials used in our MACI and Epicel cell manufacturing processes, all of which would adversely affect our business. For example, beginning on February 13, 2025, the Department of Health and Human Services began firing a large number of its probationary employees, a category that includes new federal employees and employees recently promoted or transferred to new positions or agencies. Larger layoffs may follow, according to a memorandum issued by the Office of Personnel Management on February 26, 2025. These terminations, if they withstand legal challenges, may significantly delay and impede our interactions with FDA. Similar results may stem from the recent confirmed resignations of some senior FDA employees with responsibility for regulation of drugs and biologics, as well as possible future layoffs and resignations. If such layoffs, further resignations, or other disruptions occur in the future, it could significantly impact the ability of the FDA to perform any of the functions described above, which could have a material adverse effect on our business.

Additionally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our products and product candidates. The FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action. If we are slow or unable to adapt to any changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, the following Section 16 officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

•On March 5, 2025, Sean Flynn, Vericel Corporation’s Chief Legal Officer, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 41,825 shares of our common stock between June 5, 2025 and June 30, 2026; and

•On March 14, 2025, Jonathan Siegal, Vericel Corporation’s Principal Accounting Officer, entered into a 10b5-1 Plan providing for the potential sale of up to 51,798 shares of our common stock between June 12, 2025 and February 27, 2026.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended March 31, 2025 by our Section 16 officers or directors.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of the Company.	8-K	000-22025	4.1	December 17, 2009
3.2	Certificate of Amendment to Restated Articles of Incorporation of the Company dated February 9, 2010.	S-1	333-160044	3.2	March 31, 2010
3.3	Certificate of Amendment to Restated Articles of Incorporation of the Company dated March 22, 2011.	8-K	000-22025	3.1	March 25, 2011
3.4	Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 21, 2014.	8-K	001-35280	3.1	November 24, 2014
3.5	Amended and restated bylaws.	8-K	000-22025	3.1	November 12, 2010
4.1	Description of Capital Stock.	10-K	001-35280	4.5	February 25, 2020
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1#*	Employment Agreement, by and between Karen Mahoney and the Company, dated July 24, 2024.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.
# Management contract or compensatory plan or arrangement covering executive officers or directors of Vericel.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2025

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOSEPH A. MARA
Joseph A. Mara
Chief Financial Officer
(Principal Financial Officer)