Form 10-Q
period 2025-06-30
Vericel Corp
filed 2025-07-31
CIK 887359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2025
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

As of July 24, 2025, 50,460,205 shares of Common Stock, no par value per share, were outstanding.

VERICEL CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$80,532	$74,520
Restricted cash	—	10,529
Short-term investments	36,349	41,693
Accounts receivable (net of allowance for doubtful accounts of $1 and $10, respectively)	64,290	61,375
Inventory	16,831	17,373
Other current assets	6,575	7,287
Total current assets	204,577	212,777
Property and equipment, net	109,848	103,161
Intangible assets, net	5,938	6,250
Right-of-use assets	67,398	70,098
Long-term investments	47,400	39,880
Other long-term assets	447	556
Total assets	$435,608	$432,722
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,857	$23,848
Accrued expenses	14,404	17,065
Current portion of operating lease liabilities	13,753	9,257
Other current liabilities	118	116
Total current liabilities	41,132	50,286
Operating lease liabilities	86,011	89,593
Other long-term liabilities	1,656	876
Total liabilities	128,799	140,755
COMMITMENTS AND CONTINGENCIES (Note 12)
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 50,441 and 49,628, respectively	711,240	684,778
Accumulated other comprehensive gain	183	4
Accumulated deficit	(404,614)	(392,815)
Total shareholders’ equity	306,809	291,967
Total liabilities and shareholders’ equity	$435,608	$432,722

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product sales, net	$63,240	$52,662	$115,838	$103,943
Total revenue	63,240	52,662	115,838	103,943
Cost of product sales	16,627	16,061	32,952	31,988
Gross profit	46,613	36,601	82,886	71,955
Research and development	6,731	7,363	13,992	13,781
Selling, general and administrative	41,911	35,269	83,715	69,669
Total operating expenses	48,642	42,632	97,707	83,450
Loss from operations	(2,029)	(6,031)	(14,821)	(11,495)
Other income (expense):
Interest income	1,657	1,510	3,314	3,272
Interest expense	(157)	(153)	(310)	(306)
Other income (expense)	(24)	(8)	18	(15)
Total other income	1,476	1,349	3,022	2,951
Net loss	$(553)	$(4,682)	$(11,799)	$(8,544)
Net loss per common share:
Basic and diluted	$(0.01)	$(0.10)	$(0.24)	$(0.18)
Weighted-average common shares outstanding:
Basic and diluted	50,368	48,686	50,138	48,413

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(553)	$(4,682)	$(11,799)	$(8,544)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	47	(28)	179	(173)
Comprehensive loss	$(506)	$(4,710)	$(11,620)	$(8,717)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Common Stock		Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2024	49,628	$684,778	$4	$(392,815)	$291,967
Net loss	—	—	—	(11,246)	(11,246)
Stock-based compensation expense	—	11,505	—	—	11,505
Stock option exercises	398	9,158	—	—	9,158
Shares issued under the Employee Stock Purchase Plan	7	251	—	—	251
Issuance of stock for restricted stock unit vesting	332	—	—	—	—
Restricted stock withheld for employee tax remittance	(113)	(6,280)	—	—	(6,280)
Unrealized gain on investments	—	—	132	—	132
BALANCE, MARCH 31, 2025	50,252	$699,412	$136	$(404,061)	$295,487
Net loss	—	—	—	(553)	(553)
Stock-based compensation expense	—	10,140	—	—	10,140
Stock option exercises	147	1,320	—	—	1,320
Shares issued under the Employee Stock Purchase Plan	13	468	—	—	468
Issuance of stock for restricted stock unit vesting	33	—	—	—	—
Restricted stock withheld for employee tax remittance	(4)	(100)	—	—	(100)
Unrealized gain on investments	—	—	47	—	47
BALANCE, JUNE 30, 2025	50,441	$711,240	$183	$(404,614)	$306,809

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2023	47,829	$629,229	$(100)	$(403,177)	$225,952
Net loss	—	—	—	(3,862)	(3,862)
Stock-based compensation expense	—	9,834	—	—	9,834
Stock option exercises	487	6,779	—	—	6,779
Shares issued under the Employee Stock Purchase Plan	9	247	—	—	247
Issuance of stock for restricted stock unit vesting	265	—	—	—	—
Restricted stock withheld for employee tax remittance	(101)	(4,909)	—	—	(4,909)
Unrealized loss on investments	—	—	(145)	—	(145)
BALANCE, MARCH 31, 2024	48,489	$641,180	$(245)	$(407,039)	$233,896
Net loss	—	—	—	(4,682)	(4,682)
Stock-based compensation expense	—	9,520	—	—	9,520
Stock option exercises	329	4020	—	—	4,020
Shares issued under the Employee Stock Purchase Plan	14	414	—	—	414
Issuance of stock for restricted stock unit vesting	34	—	—	—	—
Restricted stock withheld for employee tax remittance	(4)	(163)	—	—	(163)
Unrealized loss on investments	—	—	(28)	—	(28)
BALANCE, JUNE 30, 2024	48,862	$654,971	$(273)	$(411,721)	$242,977

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(11,799)	$(8,544)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	5,512	2,701
Stock-based compensation expense	21,645	19,354
Amortization of premiums and discounts on marketable securities	(172)	(365)
Amortization of debt issuance costs	108	108
Non-cash lease costs	2,702	3,480
Other	9	15
Changes in operating assets and liabilities:
Inventory	542	(1,800)
Accounts receivable	(2,915)	10,360
Other current assets	712	421
Accounts payable	(543)	(209)
Accrued expenses	(2,698)	(4,393)
Operating lease liabilities	914	4,511
Other non-current assets and liabilities, net	797	98
Net cash provided by operating activities	14,814	25,737
Investing activities:
Purchases of investments	(28,975)	(35,700)
Sales and maturities of investments	27,150	23,307
Expenditures for property and equipment	(22,345)	(30,778)
Net cash used in investing activities	(24,170)	(43,171)
Financing activities:
Net proceeds from common stock issuance	11,197	11,460
Payments on employee’s behalf for taxes related to vesting of restricted stock unit awards	(6,343)	(5,038)
Other	(15)	—
Net cash provided by financing activities	4,839	6,422
Net decrease in cash, cash equivalents, and restricted cash	(4,517)	(11,012)
Cash, cash equivalents, and restricted cash at beginning of period	85,049	86,866
Cash, cash equivalents, and restricted cash at end of period	$80,532	$75,854

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Non-cash information:
Right-of-use asset and lease liability recognized	$—	$3,037
Additions to property and equipment included in accounts payable	1,439	13,213
Restricted stock held for employee tax remittance included in accounts payable	38	—

	Six Months Ended June 30,
	2025	2024
Reconciliation to amounts within the condensed consolidated balance sheets:
Cash and cash equivalents	$80,532	$50,291
Restricted cash	—	25,563
Total cash, cash equivalents, and restricted cash at end of period	$80,532	$75,854

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

MACI (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Since MACI’s commercial launch, the product’s FDA-approved labeling has provided for a treating surgeon to use MACI to treat a patient through an open surgical procedure. In August 2024, the U.S. Food & Drug Administration (“FDA”) approved a supplemental Biologics License Application (“sBLA”) expanding the MACI indication to add instructions for the arthroscopic delivery of MACI to the product’s approved labeling. MACI Arthro™ allows surgeons to evaluate and prepare the cartilage defect site as well as deliver the MACI implant through small incisions using custom-designed arthroscopic instruments developed by the Company (“MACI Arthro instruments”). MACI Arthro became commercially available in the U.S. during the third quarter of 2024, and the Company began selling MACI Arthro instruments at that time.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2025, the Company had an accumulated deficit of $404.6 million and had a net loss of $11.8 million during the six months ended June 30, 2025. The Company had cash and cash equivalents of $80.5 million and investments of $83.7 million as of June 30, 2025. The Company expects that cash from the sales of its products and existing cash, cash equivalents, investments, and available borrowing capacity will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these condensed consolidated financial statements. If revenues decline for a sustained period, the Company may need to access additional capital; however, the Company may not be able to obtain additional financing on acceptable terms or at all. The terms of any additional financing may adversely affect the holdings or the rights of the Company’s shareholders.

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

Recent Accounting Pronouncements

No new accounting standards were adopted during the six months ended June 30, 2025. The Company considers the applicability and impact of any recent Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”), as noted below:

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

When the Company sells MACI through its specialty pharmacies, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The Company assesses risk and determines a loss percentage by pooling accounts receivable based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information. This loss percentage was applied to the accounts receivables as of June 30, 2025. The total allowance for uncollectible consideration as of June 30, 2025 and December 31, 2024 was $5.9 million and $5.4 million, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact on the revenue recognized. A 50 basis points change to the estimated uncollectible percentage could result in an approximately $0.5 million decrease or increase in the revenue recognized for the six months ended June 30, 2025.

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

Epicel

The Company sells Epicel directly to hospitals and burn centers based on contracted rates stated in an approved contract or purchase order. Similar to MACI, there is no obligation to manufacture Epicel grafts upon receipt of a skin biopsy. The Company recognizes product revenue from sales of Epicel upon its delivery to the hospital, at which time the customer is in control of the Epicel grafts, and the claim is billable to the hospital.

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

Revenue by Product and Customer

The following table and descriptions below show the products from which the Company generated its revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by product (in thousands)	2025	2024	2025	2024
MACI implants, kits, and instruments
Implants based on contracted rate sold through a specialty pharmacy (a)	$39,430	$30,704	$71,471	$58,083
Implants subject to third party reimbursement sold through a specialty pharmacy (b)	2,688	3,332	5,371	6,529
Implants sold direct based on contracted rates (c)	8,903	8,099	17,325	14,501
Implants sold direct subject to third-party reimbursement (d)	991	965	2,615	2,150
Biopsy kits and instruments - direct bill	642	492	1,238	1,058
Change in estimates related to prior periods (e)	804	543	1,735	1,995
Total MACI implants, kits, and instruments	53,458	44,135	99,755	84,316
Epicel
Direct bill (hospital)	8,614	7,758	13,578	18,422

NexoBrid	1,168	769	2,505	1,205
Total revenue	$63,240	$52,662	$115,838	$103,943

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

4. Selected Balance Sheet Components

Inventory

Inventory consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Raw materials	$11,236	$12,827
Work-in-process	2,054	1,571
Finished goods	3,541	2,975
Total inventory	$16,831	$17,373

Property and Equipment

Property and Equipment, net consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Machinery and equipment	$13,258	$12,161
Furniture, fixtures and office equipment	5,198	5,109
Computer equipment and software	15,967	12,318
Leasehold improvements	75,507	77,990
Construction in process	25,847	22,482
Total property and equipment, gross	135,777	130,060
Less accumulated depreciation	(25,929)	(26,899)
Total property and equipment, net	$109,848	$103,161

Depreciation expense for the three and six months ended June 30, 2025 was $2.7 million and $5.2 million, respectively, and $1.2 million and $2.4 million, respectively, for the same periods in 2024.

Intangible Assets

Intangible assets, net consisted of the following:

			June 30, 2025			December 31, 2024
(In thousands)	Useful Life (in years)	Amortization Method	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
NexoBrid license	12	Straight-line	$7,500	$(1,562)	$5,938	$7,500	$(1,250)	$6,250

Amortization expense for the three and six months ended June 30, 2025 was $0.2 million and $0.3 million, respectively, and $0.2 million and $0.3 million, respectively, for the same periods in 2024.

Future amortization expense of intangible assets as of June 30, 2025 is estimated to be as follows:

(In thousands)	Amount
Remainder of 2025	$313
2026	625
2027	625
2028	625
2029	625
Thereafter	3,125
Total	$5,938

Accrued Expenses

Accrued Expenses consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Bonus-related compensation	$6,423	$10,313
Employee-related accruals	4,577	3,269
Insurance reimbursement-related liabilities	2,861	3,159
Other accrued expenses	543	324
Total accrued expenses	$14,404	$17,065

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

In April 2023, in connection with the Burlington Lease, the Company entered into a construction escrow agreement (the “Construction Escrow Agreement”) with the facility’s landlord and an escrow agent. Pursuant to the terms of the Construction Escrow Agreement, in April 2023, the Company began funding, into an escrow account maintained by the escrow agent, a portion of its share of tenant improvement construction costs at the facility, which were designated as restricted cash. At the same time, the facility’s landlord began funding a portion of its tenant improvement allowance through a separate escrow account. The Company funded the remaining 50% of its required cost amount, or approximately $28.3 million, with cash on hand, pursuant to the Construction Escrow Agreement, in April 2024. As of June 30, 2025, the amounts deposited by the Company into its escrow account pursuant to the Construction Escrow Agreement have been disbursed. The Company’s escrow account is now closed and approximately $5.2 million, which remained in the Company’s escrow account at the time of closure, has been returned to the Company and is no longer restricted cash.

The Company has determined that certain improvements to the Premises are landlord-owned improvements and costs incurred for these improvements are accounted for as a variable lease payment. In the six months ended June 30, 2024, the Company recorded a right-of-use asset related to landlord-owned improvements incurred of approximately $3.0 million.

For the three and six months ended June 30, 2025, lease expense of less than $0.1 million and less than $0.2 million, respectively, was recorded related to short-term leases, and lease expense of less than $0.1 million was recorded for the same periods in 2024. For the three and six months ended June 30, 2025, the Company recognized $3.0 million and $6.0 million, respectively, of operating lease expense, and $3.2 million and $6.4 million, respectively, for the same periods in 2024. For the three and six months ended June 30, 2025, the Company recognized less than $0.1 million of financing lease expense.

Operating and finance lease assets and liabilities are as follows:

(In thousands)	Classification	June 30, 2025	December 31, 2024
Assets
Operating	Right-of-use assets	$67,398	$70,098
Finance	Property and equipment, net	686	686
Total leased assets		$68,084	$70,784
Liabilities
Current
Operating	Current portion of operating lease liabilities	$13,753	$9,257
Finance	Other current liabilities	118	116
Non-current
Operating	Operating lease liabilities	$86,011	$89,593
Finance	Other long-term liabilities	554	570
Total leased liabilities		$100,436	$99,536

6. Investments

Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities:

	June 30, 2025
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$1,961	$—	$(2)	$—	$1,959
Corporate notes	71,163	218	(24)	—	71,357
U.S. government agency bonds	10,442	—	(9)	—	10,433
	$83,566	$218	$(35)	$—	$83,749
Classified as:
Short-term investments					$36,349
Long-term investments					47,400
					$83,749

	December 31, 2024
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$1,953	$1	$(1)	$—	$1,953
Corporate notes	71,733	117	(87)	—	71,763
U.S. government agency bonds	7,883	4	(30)	—	7,857
	$81,569	$122	$(118)	$—	$81,573
Classified as:
Short-term investments					$41,693
Long-term investments					39,880
					$81,573

As of June 30, 2025 and December 31, 2024, all marketable securities held by the Company had remaining contractual maturities of three years or less. There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2025 and 2024.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, U.S. government securities, and U.S. government agency bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. The deferred compensation plan liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants. There were no transfers into or out of Level 3 from December 31, 2024 to June 30, 2025.

The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2025				December 31, 2024
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$23,373	$23,373	$—	$—	$43,307	$43,307	$—	$—
Commercial paper	1,959	—	1,959	—	1,953	—	1,953	—
Corporate notes	71,357	—	71,357	—	71,763	—	71,763	—
U.S. government agency bonds	10,433	—	10,433	—	7,857	—	7,857	—
U.S. government securities (a)	46,472	—	46,472	—	16,150	—	16,150	—
	$153,594	$23,373	$130,221	$—	$141,030	$43,307	$97,723	$—

Liabilities:
Deferred compensation plan liabilities	$1,307	$—	$1,307	$—	$306	$—	$306	$—
Total liabilities	$1,307	$—	$1,307	$—	$306	$—	$306	$—

(a) Approximately $46.5 million and $16.2 million of U.S. government securities had an original maturity of 90 days or less and were recorded as a cash equivalent as of June 30, 2025 and December 31, 2024, respectively.

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

The Company is permitted to voluntarily prepay borrowings under the Revolving Credit Agreement, in whole or in part, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans (as defined in the Revolving Credit Agreement) and letters of credit exceeds the total Revolving Commitments (as defined in the Revolving Credit Agreement), the Company must prepay the Revolving Loans in an amount equal to such excess. As of June 30, 2025, there are no outstanding borrowings under the Revolving Credit Agreement.

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

9. Stock-Based Compensation

The Vericel Corporation 2022 Omnibus Incentive Plan (“2022 Plan”) was approved on April 27, 2022, and the Vericel Corporation Amended and Restated 2022 Omnibus Incentive Plan (“Amended and Restated 2022 Plan”) was approved on April 30, 2025. The Amended and Restated 2022 Plan provides incentives through the grant of stock options, stock appreciation rights, restricted stock awards and restricted stock units. The exercise price of stock options granted under the Amended and Restated 2022 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant. The Amended and Restated 2022 Plan amended and restated the 2022 Plan, which replaced the 1992 Stock Option Plan, the 2001 Stock Option Plan, the Amended and Restated 2004 Equity Incentive Plan, the 2009 Second Amended and Restated Omnibus Incentive Plan, the 2017 Omnibus Incentive Plan and the Amended and Restated 2019 Omnibus Incentive Plan (collectively the “Prior Plans”), and no new grants have been granted under the Prior Plans after approval of the 2022 Plan. However, the expiration or forfeiture of options previously granted under the Prior Plans will increase the number of shares available for issuance under the Amended and Restated 2022 Plan.

Stock Compensation Expense

Non-cash stock-based compensation expense (service-based stock options, restricted stock units and the employee stock purchase plan) is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of product sales	$1,109	$911	$2,249	$2,152
Research and development	1,148	965	2,635	2,186
Selling, general and administrative	7,883	7,644	16,761	15,016
Total non-cash stock-based compensation expense	$10,140	$9,520	$21,645	$19,354

Service-Based Stock Options

During the three and six months ended June 30, 2025, the Company granted service-based options to purchase common stock of 74,625 and 576,723, respectively, and 133,225 and 640,387, respectively, for the same periods in 2024. The weighted-average grant-date fair value of service-based options granted during the three and six months ended June 30, 2025 was $21.52 and $28.84 per option, respectively, and $27.85 and $28.14, respectively, for the same periods in 2024.

Restricted Stock Units

During the three and six months ended June 30, 2025, the Company granted 87,065 and 555,951 restricted stock units, respectively, and 48,500 and 586,925, respectively, for the same periods in 2024. The weighted-average grant-date fair value of restricted stock units granted during the three and six months ended June 30, 2025 was $38.77 and $51.87 per unit, respectively, and $48.06 and $48.23 per unit, respectively, for the same periods in 2024.

10. Net Loss Per Common Share

A summary of net loss per common share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2025	2024	2025	2024
Net loss	$(553)	$(4,682)	$(11,799)	$(8,544)

Basic weighted-average common shares outstanding	50,368	48,686	50,138	48,413
Effect of dilutive stock options and restricted stock units	—	—	—	—
Diluted weighted-average common shares outstanding	50,368	48,686	50,138	48,413

Basic loss per common share	$(0.01)	$(0.10)	$(0.24)	$(0.18)
Diluted loss per common share	$(0.01)	$(0.10)	$(0.24)	$(0.18)

Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	5,693	6,466	5,693	6,466
Restricted stock units	1,237	1,164	1,237	1,164

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

Additionally, the Company is obligated to pay MediWound up to $125.0 million, which is contingent upon meeting certain sales milestones. The first sales milestone payment of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to NexoBrid in North America exceed $75.0 million. As of June 30, 2025, the sales milestone payments are not yet probable and therefore, not recorded as a liability. The Company also pays MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions. Pursuant to the terms of the Company’s supply agreement with MediWound, MediWound is manufacturing, and will continue to manufacture, NexoBrid for the Company on a unit price basis, which may be increased pursuant to the terms of the supply agreement. MediWound is obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. Under the supply agreement, the Company possesses the option to extend the initial term of the agreement by an additional 24 months, which it did in May 2022. After the initial term, the Company may extend the supply agreement on an annual basis for up to 10 additional years, at its sole discretion. In March 2025, the Company exercised the first of these annual extensions, extending the term of the supply agreement through at least May 2027. Under the supply agreement, the Company is permitted to establish an alternate source of supply in certain circumstances, including the event of a supply failure.

Additionally, beginning in 2020, BARDA procured quantities of NexoBrid from MediWound for use as a medical countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. The initial, quarterly, procurement of NexoBrid by BARDA under its agreement with MediWound was completed during the third quarter of 2022. As a part of BARDA’s commitment to procure NexoBrid, the Company received a percentage of gross profit for sales directly to BARDA. As of June 30, 2025, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product procured by BARDA.

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

As of June 30, 2025, the Company had no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

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

In addition to the significant expense categories within the Company’s consolidated statements of operations, see below for disaggregated amounts that comprise selling, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
( in thousands)	2025	2024	2025	2024
Selling and marketing	$22,296	$19,858	$45,099	$39,291
General and administrative	19,615	15,411	38,616	30,378
Total selling, general and administrative expenses	$41,911	$35,269	$83,715	$69,669

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vericel Corporation is a fully-integrated, commercial-stage biopharmaceutical company and a leading provider of advanced therapies for the sports medicine and severe burn care markets. Whether we are treating damaged cartilage or severe burns, we provide advanced therapies to repair serious injuries and restore lives. Our highly differentiated portfolio of cell therapy and specialty biologic products combines innovations in biology with medical technologies. We were among the first companies to achieve commercial success in the complex field of cell therapies with treatments that use tissue engineering to regenerate skin and healthy knee cartilage. We currently market two U.S. Food and Drug Administration (“FDA”) approved autologous cell therapy products and one FDA-approved specialty biologic product in the U.S. MACI® is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Since MACI’s commercial launch, the product’s FDA-approved labeling has provided for a treating surgeon to use MACI to treat a patient through an open surgical procedure. In August 2024, the FDA approved a supplemental Biologics License Application (“sBLA”) expanding the MACI indication to add instructions for the arthroscopic delivery of MACI to the product’s approved labeling. MACI Arthro™ allows surgeons to evaluate and prepare the cartilage defect site as well as deliver the MACI implant through small incisions using custom-designed arthroscopic instruments developed by the Company (“MACI Arthro instruments”). MACI Arthro became commercially available in the U.S. during the third quarter of 2024 and the Company began selling the MACI Arthro instruments at that time.

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

The Ongoing and Evolving Conflicts in the Middle East

In May 2019, we entered into exclusive license and supply agreements with MediWound, under which MediWound manufactures and supplies NexoBrid to the U.S. market on a unit price basis. MediWound develops and manufactures NexoBrid, in part, at its facilities in Yavne, Israel.

We continue to monitor the ongoing and evolving conflicts in the Middle East region involving Israel, and we are in close communication with MediWound leadership. MediWound’s NexoBrid manufacturing operations are continuing and, as of the date of this disclosure, MediWound does not anticipate a material disruption to its ongoing supply of commercial NexoBrid to the U.S. To the extent the conflicts in the Middle East region result in damage to MediWound’s facilities in Israel or inhibit travel or commercial shipments to and from Israel, MediWound’s ability to continue to supply NexoBrid to the U.S. market could be disrupted. As of the date of this report, we maintain an ample supply of NexoBrid at our U.S.-based third-party logistics provider.

U.S. Trade Policy

We continue to monitor evolving trade policies, including the imposition of tariffs on foreign goods imported into the U.S., as part of our ongoing risk assessment process. We anticipate minimal impact on our business and operations from current or potential future U.S.-imposed tariffs or any retaliatory measures taken by other governments. All of our operations are located in the U.S. and 100% of our revenue in 2025, and for the next several years, is expected to be derived from domestic sales. The majority of our manufacturing costs are fixed costs consisting of labor and overhead required to produce MACI and Epicel at our manufacturing facility in Massachusetts. Materials to support manufacturing operations are primarily purchased from U.S. suppliers. Based on the limited costs associated with imported materials, we expect that current or future tariffs will have an insignificant impact on our cost of goods sold and gross margin moving forward. In addition, because we maintain significant safety stock of most materials, including NexoBrid finished product and the ACI-Maix collagen membrane used to manufacture MACI, we expect that the impact of current or future tariffs on our cost of goods sold and gross margin in 2025 and 2026 will be negligible.

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

MACI consists of autologous cultured chondrocytes, which are human-derived cells that are obtained from the patient’s own cartilage, and which are seeded onto resorbable Type I/III collagen membrane. Since MACI’s commercial launch, the product’s FDA-approved labeling has provided for a treating surgeon to use MACI to treat a patient through an open surgical procedure. In August 2024, the FDA approved a supplemental Biologics License Application (“sBLA”) expanding the MACI indication to add instructions for the arthroscopic delivery of MACI to the product’s approved labeling, permitting the repair of single or multiple full-thickness cartilage defects of the knee up to 4 cm2 in size via an arthroscopic approach. MACI Arthro provides a less invasive technique compared to the open arthrotomy approach and allows surgeons to evaluate, prepare and treat the cartilage defect, and deliver the MACI implant, under direct arthroscopic visualization and, should the surgeon so choose, to use specialized and custom-designed instruments (the “MACI Arthro instruments”) through small incisions or portals. The arthroscopic delivery of MACI could increase the ease of MACI’s use for physicians and may reduce both the length of the procedure as well as procedure-induced trauma, which may result in a reduction of a patient’s post-operative pain and accelerate a patient’s recovery. MACI Arthro became commercially available in the U.S. during the third quarter of 2024 and we began selling the MACI Arthro instruments at that time. We believe that the availability of MACI Arthro provides a significant growth opportunity for the overall MACI business. In conjunction with the launch of MACI Arthro, we have expanded our target surgeon base from 5,000 to 7,000 to include orthopedic surgeons that perform high volumes of knee cartilage repair surgeries, predominantly through arthroscopic procedures.

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

Epicel is not price-restricted in this manner because in 2016, the FDA approved our HDE supplement to revise the labeled indications of use for Epicel to specifically include pediatric patients, thus allowing Epicel to be sold for profit. The revised product label also now specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with large burns treated with Epicel relative to standard care.

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

Results of Operations

The following is a summary of our condensed consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2025	2024	Change $	Change %	2025	2024	Change $	Change %
Total revenue	$63,240	$52,662	$10,578	20.1%	$115,838	$103,943	$11,895	11.4%
Cost of product sales	16,627	16,061	566	3.5%	32,952	31,988	964	3.0%
Gross profit	46,613	36,601	10,012	27.4%	82,886	71,955	10,931	15.2%
Research and development	6,731	7,363	(632)	(8.6)%	13,992	13,781	211	1.5%
Selling, general and administrative	41,911	35,269	6,642	18.8%	83,715	69,669	14,046	20.2%
Total operating expenses	48,642	42,632	6,010	14.1%	97,707	83,450	14,257	17.1%
Loss from operations	(2,029)	(6,031)	4,002	(66.4)%	(14,821)	(11,495)	(3,326)	28.9%
Total other income	1,476	1,349	127	9.4%	3,022	2,951	71	2.4%
Net loss	$(553)	$(4,682)	$4,129	(88.2)%	$(11,799)	$(8,544)	$(3,255)	38.1%

Comparison of the Periods Ended June 30, 2025 and 2024

Total Revenue

Revenue by product is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2025	2024	Change $	Change %	2025	2024	Change $	Change %
MACI	$53,458	$44,135	$9,323	21.1%	$99,755	$84,316	$15,439	18.3%
Epicel	8,614	7,758	856	11.0%	13,578	18,422	(4,844)	(26.3)%
NexoBrid	1,168	769	399	51.9%	2,505	1,205	1,300	107.9%
Total revenue	$63,240	$52,662	$10,578	20.1%	$115,838	$103,943	$11,895	11.4%

Total revenue increase for the three months ended June 30, 2025, compared to the same period in 2024, was driven primarily by MACI volume and price growth and Epicel and NexoBrid volume growth.

Total revenue increase for the six months ended June 30, 2025, compared to the same period in 2024, was driven primarily by MACI volume and price growth and NexoBrid volume growth, partially offset by lower Epicel volume.

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

Gross Profit

Gross profit increase for the three and six months ended June 30, 2025, compared to the same periods in 2024, was driven by MACI revenue growth, combined with our primarily fixed manufacturing cost structure which consists mainly of labor and facility costs.

Research and Development Expenses

The following table summarizes research and development expenses, which include materials, professional fees and an allocation of employee-related salary and fringe benefit costs for our research and development projects:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2025	2024	Change $	Change %	2025	2024	Change $	Change %
MACI	$4,267	$5,555	$(1,288)	(23.2)%	$8,966	$10,290	$(1,324)	(12.9)%
Epicel	1,474	1,204	270	22.4%	2,898	2,325	573	24.6%
NexoBrid	990	604	386	63.9%	2,128	1,166	962	82.5%
Total research and development expenses	$6,731	$7,363	$(632)	(8.6)%	$13,992	$13,781	$211	1.5%

Research and development expenses decreased for the three months ended June 30, 2025, compared to the same period in 2024. The decrease is primarily due to higher MACI Arthro project costs in 2024, partially offset by higher headcount and employee expenses.

Research and development expenses increased for the six months ended June 30, 2025, compared to the same period in 2024. The increase is primarily due to higher headcount and employee expenses, offset by MACI Arthro project costs in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2025 were $41.9 million, compared to $35.3 million for the same period in 2024. The increase in selling, general and administrative expenses was primarily due to higher headcount and employee expenses, including stock compensation, an increase in marketing programs and sales activity, and facility costs including depreciation expense for the new facility in Burlington, Massachusetts.

Selling, general and administrative expenses for the six months ended June 30, 2025 were $83.7 million, compared to $69.7 million for the same period in 2024. The increase in selling, general and administrative expenses was primarily due to higher headcount and employee expenses, including stock compensation, an increase in marketing programs and sales activity, and facility costs including depreciation expense for the new facility in Burlington, Massachusetts.

Total Other Income

The increase in total other income for the three and six months ended June 30, 2025, compared to the same periods in 2024 was due to an increase in interest income, which was primarily due to fluctuations in the rates of return on our investments in various marketable debt securities and money market funds.

Stock-based Compensation Expense

Non-cash stock-based compensation expense is summarized in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2025	2024	Change $	Change %	2025	2024	Change $	Change %
Cost of product sales	$1,109	$911	$198	21.7%	$2,249	$2,152	$97	4.5%
Research and development	1,148	965	183	19.0%	2,635	2,186	449	20.5%
Selling, general and administrative	7,883	7,644	239	3.1%	16,761	15,016	1,745	11.6%
Total non-cash stock-based compensation expense	$10,140	$9,520	$620	6.5%	$21,645	$19,354	$2,291	11.8%

The increase in stock-based compensation expense for the three and six months ended June 30, 2025, compared to the same periods in 2024, was due primarily to fluctuations in stock prices and the mix of service-based options and restricted stock units, which impacts the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$14,814	$25,737
Net cash used in investing activities	(24,170)	(43,171)
Net cash provided by financing activities	4,839	6,422
Net decrease in cash, cash equivalents, and restricted cash	$(4,517)	$(11,012)

Net Cash Provided by Operating Activities

Our cash, cash equivalents and restricted cash totaled $80.5 million, short-term investments totaled $36.3 million and long-term investments totaled $47.4 million as of June 30, 2025. The $14.8 million of cash provided by operations during the six months ended June 30, 2025 was primarily the result of non-cash charges of $21.6 million related to stock-based compensation expense, $5.5 million in depreciation and amortization expense and $2.7 million of operating lease amortization, partially offset by a net loss of $11.8 million and a net decrease of $4.0 million related to movements in our working capital accounts. The overall decrease in cash from our working capital accounts was primarily driven by an increase in accounts receivable due to higher sales volume, as well as a decrease in accounts payable and accrued expenses due to timing of payments.

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

Net Cash Used In Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025 was the result of $22.3 million of property and equipment purchases primarily for construction in process related to the Burlington Lease and $29.0 million in investment purchases, partially offset by $27.2 million of investment sales and maturities.

Net cash used in investing activities during the six months ended June 30, 2024 was the result of $35.7 million in investment purchases and $30.8 million of property and equipment purchases primarily for construction in process related to the Burlington Lease, partially offset by $23.3 million of investment sales and maturities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2025 was the result of net proceeds from the exercise of stock options and the employee stock purchase plan of $11.2 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $6.3 million.

Net cash provided by financing activities during the six months ended June 30, 2024 was the result of net proceeds from the exercise of stock options and the employee stock purchase plan of $11.5 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $5.0 million.

Liquidity

Since our acquisition of MACI and Epicel in 2014, our primary focus has been to invest in our existing commercial business with the goal of growing revenue. We have raised significant funds in order to advance and complete our product development and product life-cycle management programs and to market and commercialize our products, including NexoBrid. To date, we have financed our operations primarily through cash received through MACI, Epicel and NexoBrid sales, debt, and public and private sales of our equity securities. In the future, we may finance our operations through sales of equity securities, revolver borrowings or other debt financings, in addition to cash generated from operations.

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

As of June 30, 2025, we were not party to any off-balance sheet arrangements.

Sources of Capital

On July 29, 2022, we entered into a $150.0 million five-year senior secured revolving credit agreement by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (the “Revolving Credit Agreement”). We have no immediate plans to borrow under the Revolving Credit Agreement, but we may use the facility for working capital needs and other general corporate purposes. As of June 30, 2025, there are no outstanding borrowings under the Revolving Credit Agreement, and we are in compliance with all applicable covenant requirements. See Note 8, “Revolving Credit Agreement” in the accompanying condensed consolidated financial statements for further details.

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

There have been no material changes to our critical accounting policies and estimates in the six months ended June 30, 2025. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2024.

Cautionary Note Regarding Forward-Looking Statements

This report, including the documents incorporated by reference herein, contains certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “projects,” “trends,” “opportunity,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “target,” “achieve,” “continuing,” “ongoing,” and similar words or phrases, or future or conditional verbs such as “would,” “should,” “could,” “may,” or similar expressions. Among the factors that could cause actual results to differ materially from those set forth in the forward-looking statements include, but are not limited to, uncertainties associated with our expectations regarding future revenue, growth in revenue, market penetration for MACI®, MACI Arthro™, Epicel®, and NexoBrid®, growth in profit, gross margins and operating margins, the ability to continue to scale our manufacturing operations to meet the demand for our cell therapy products, including the timely qualification of a new manufacturing facility in Burlington, Massachusetts, the ability to sustain profitability, contributions to adjusted EBITDA, the expected target surgeon audience, potential fluctuations in sales and volumes and our results of operations over the course of the year, timing and conduct of clinical trial and product development activities, timing and likelihood of the FDA’s potential approval of the use of MACI to treat cartilage defects in the ankle, the estimate of the commercial growth potential of our products and product candidates, competitive developments, changes in third-party coverage and reimbursement, including recent and future healthcare reform measures and private payor initiatives, surgeon adoption of MACI Arthro, physician and burn center adoption of NexoBrid, labor strikes, supply chain disruptions or other events or factors that might affect our ability to manufacture MACI or Epicel or affect MediWound’s ability to manufacture and supply sufficient quantities of NexoBrid to meet customer demand, including but not limited to the ongoing and evolving conflicts in the Middle East region involving Israel, negative impacts on the global economy and capital markets resulting from the conflict in Ukraine and the ongoing and evolving Middle East conflicts, including those associated with potential further involvement by the U.S., changes in trade policies and regulations, including the potential for increases or changes in duties, current and potentially new tariffs or quotas, lingering effects of adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, possible changes in governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures, the impact from future regulatory, judicial and legislative changes to our industry or to the broader business landscape, including those included in the One Big Beautiful Bill Act, global geopolitical tensions and potential future impacts on our business or the economy generally stemming from a public health emergency. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties, which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in our Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2024. Our exposures to market risk have not changed materially since December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of June 30, 2025, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, the following Section 16 officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

•On May 12, 2025, Kevin McLaughlin, a member of the Vericel Corporation Board of Directors, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 35,000 shares of our common stock between November 10, 2025 and November 30, 2026;

•On May 23, 2025, Robert Zerbe, Chairman of the Vericel Corporation Board of Directors, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 7,500 shares of our common stock between September 2, 2025 and August 28, 2026; and

•On May 30, 2025, Jonathan Hopper, Vericel Corporation’s Chief Medical Officer, entered into a 10b5-1 Plan providing for the potential sale of up to 37,847 shares of our common stock between September 2, 2025 and August 28, 2026.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended June 30, 2025 by our Section 16 officers or directors.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of the Company.	8-K	000-22025	4.1	December 17, 2009
3.2	Certificate of Amendment to Restated Articles of Incorporation of the Company dated February 9, 2010.	S-1	333-160044	3.2	March 31, 2010
3.3	Certificate of Amendment to Restated Articles of Incorporation of the Company dated March 22, 2011.	8-K	000-22025	3.1	March 25, 2011
3.4	Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 21, 2014.	8-K	001-35280	3.1	November 24, 2014
3.5	Amended and restated bylaws.	8-K	000-22025	3.1	November 12, 2010
4.1	Description of Capital Stock.	10-K	001-35280	4.5	February 25, 2020
10.1*	Amended and Restated Non-Employee Director Compensation Guidelines, revised April 30, 2025.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2025

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOSEPH A. MARA
Joseph A. Mara
Chief Financial Officer
(Principal Financial Officer)