Form 10-Q
period 2025-09-30
Vericel Corp
filed 2025-11-06
CIK 887359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2025
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

As of October 30, 2025, 50,574,026 shares of Common Stock, no par value per share, were outstanding.

VERICEL CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$100,403	$74,520
Restricted cash	—	10,529
Short-term investments	34,977	41,693
Accounts receivable (net of allowance for doubtful accounts of $19 and $10, respectively)	60,426	61,375
Inventory	18,155	17,373
Other current assets	8,006	7,287
Total current assets	221,967	212,777
Property and equipment, net	109,380	103,161
Intangible assets, net	5,781	6,250
Right-of-use assets	66,087	70,098
Long-term investments	49,664	39,880
Other long-term assets	395	556
Total assets	$453,274	$432,722
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,335	$23,848
Accrued expenses	16,286	17,065
Current portion of operating lease liabilities	13,845	9,257
Other current liabilities	116	116
Total current liabilities	45,582	50,286
Operating lease liabilities	84,161	89,593
Other long-term liabilities	1,673	876
Total liabilities	131,416	140,755
COMMITMENTS AND CONTINGENCIES (Note 12)
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 50,550 and 49,628, respectively	721,140	684,778
Accumulated other comprehensive gain	258	4
Accumulated deficit	(399,540)	(392,815)
Total shareholders’ equity	321,858	291,967
Total liabilities and shareholders’ equity	$453,274	$432,722

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product sales, net	$67,503	$57,905	$183,341	$161,848
Total revenue	67,503	57,905	183,341	161,848
Cost of product sales	17,918	16,252	50,870	48,240
Gross profit	49,585	41,653	132,471	113,608
Research and development	6,318	6,093	20,310	19,874
Selling, general and administrative	39,817	38,025	123,532	107,694
Total operating expenses	46,135	44,118	143,842	127,568
Income (loss) from operations	3,450	(2,465)	(11,371)	(13,960)
Other income (expense):
Interest income	1,808	1,578	5,122	4,850
Interest expense	(158)	(154)	(468)	(460)
Other income (expense)	(26)	140	(8)	125
Total other income	1,624	1,564	4,646	4,515
Net income (loss)	$5,074	$(901)	$(6,725)	$(9,445)
Net income (loss) per common share:
Basic	$0.10	$(0.02)	$(0.13)	$(0.19)
Diluted	$0.10	$(0.02)	$(0.13)	$(0.19)
Weighted-average common shares outstanding:
Basic	50,489	49,085	50,256	48,639
Diluted	51,908	49,085	50,256	48,639

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$5,074	$(901)	$(6,725)	$(9,445)
Other comprehensive income (loss):
Unrealized gain on investments	75	632	254	459
Comprehensive gain (loss)	$5,149	$(269)	$(6,471)	$(8,986)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Common Stock		Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2024	49,628	$684,778	$4	$(392,815)	$291,967
Net loss	—	—	—	(11,246)	(11,246)
Stock-based compensation expense	—	11,505	—	—	11,505
Stock option exercises	398	9,158	—	—	9,158
Shares issued under the Employee Stock Purchase Plan	7	251	—	—	251
Issuance of stock for restricted stock unit vesting	332	—	—	—	—
Restricted stock withheld for employee tax remittance	(113)	(6,280)	—	—	(6,280)
Unrealized gain on investments	—	—	132	—	132
BALANCE, MARCH 31, 2025	50,252	$699,412	$136	$(404,061)	$295,487
Net loss	—	—	—	(553)	(553)
Stock-based compensation expense	—	10,140	—	—	10,140
Stock option exercises	147	1,320	—	—	1,320
Shares issued under the Employee Stock Purchase Plan	13	468	—	—	468
Issuance of stock for restricted stock unit vesting	33	—	—	—	—
Restricted stock withheld for employee tax remittance	(4)	(100)	—	—	(100)
Unrealized gain on investments	—	—	47	—	47
BALANCE, JUNE 30, 2025	50,441	$711,240	$183	$(404,614)	$306,809
Net income	—	—	—	5,074	5,074
Stock-based compensation expense	—	8,699	—	—	8,699
Stock option exercises	84	1,097	—	—	1,097
Shares issued under the Employee Stock Purchase Plan	10	385	—	—	385
Issuance of stock for restricted stock unit vesting	22	—	—	—	—
Restricted stock withheld for employee tax remittance	(7)	(281)	—	—	(281)
Unrealized gain on investments	—	—	75	—	75
BALANCE, SEPTEMBER 30, 2025	50,550	$721,140	$258	$(399,540)	$321,858

	Common Stock		Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2023	47,829	$629,229	$(100)	$(403,177)	$225,952
Net loss	—	—	—	(3,862)	(3,862)
Stock-based compensation expense	—	9,834	—	—	9,834
Stock option exercises	487	6,779	—	—	6,779
Shares issued under the Employee Stock Purchase Plan	9	247	—	—	247
Issuance of stock for restricted stock unit vesting	265	—	—	—	—
Restricted stock withheld for employee tax remittance	(101)	(4,909)	—	—	(4,909)
Unrealized loss on investments	—	—	(145)	—	(145)
BALANCE, MARCH 31, 2024	48,489	$641,180	$(245)	$(407,039)	$233,896
Net loss	—	—	—	(4,682)	(4,682)
Stock-based compensation expense	—	9,520	—	—	9,520
Stock option exercises	329	4,020	—	—	4,020
Shares issued under the Employee Stock Purchase Plan	14	414	—	—	414
Issuance of stock for restricted stock unit vesting	34	—	—	—	—
Restricted stock withheld for employee tax remittance	(4)	(163)	—	—	(163)
Unrealized loss on investments	—	—	(28)	—	(28)
BALANCE, JUNE 30, 2024	48,862	$654,971	$(273)	$(411,721)	$242,977
Net loss	—	—	—	(901)	(901)
Stock-based compensation expense	—	9,224	—	—	9,224
Stock option exercises	382	5,442	—	—	5,442
Shares issued under the Employee Stock Purchase Plan	9	353	—	—	353
Issuance of stock for restricted stock unit vesting	16	—	—	—	—
Restricted stock withheld for employee tax remittance	(4)	(255)	—	—	(255)
Unrealized gain on investments	—	$—	$632	$—	$632
BALANCE, SEPTEMBER 30, 2024	49,265	$669,735	$359	$(412,622)	$257,472

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(6,725)	$(9,445)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	8,456	4,027
Stock-based compensation expense	30,344	28,578
Amortization of premiums and discounts on marketable securities	(242)	(542)
Amortization of debt issuance costs	161	161
Non-cash lease costs	4,014	5,139
Other	(8)	25
Changes in operating assets and liabilities:
Inventory	(782)	(2,669)
Accounts receivable	949	9,877
Other current assets	(719)	(1,029)
Accounts payable	2,261	(1,639)
Accrued expenses	(792)	(2,887)
Operating lease liabilities	(844)	6,182
Other non-current assets and liabilities, net	823	143
Net cash provided by operating activities	36,896	35,921
Investing activities:
Purchases of investments	(43,518)	(52,612)
Sales and maturities of investments	40,946	38,416
Expenditures for property and equipment	(24,975)	(50,187)
Net cash used in investing activities	(27,547)	(64,383)
Financing activities:
Net proceeds from common stock issuance	12,679	17,255
Payments on employee’s behalf for taxes related to vesting of restricted stock unit awards	(6,648)	(5,309)
Other	(26)	—
Net cash provided by financing activities	6,005	11,946
Net decrease in cash, cash equivalents, and restricted cash	15,354	(16,516)
Cash, cash equivalents, and restricted cash at beginning of period	85,049	86,866
Cash, cash equivalents, and restricted cash at end of period	$100,403	$70,350

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Non-cash information:
Right-of-use asset and lease liability recognized	$—	$3,238
Additions to property and equipment included in accounts payable	1,128	10,301

	Nine Months Ended September 30,
	2025	2024
Reconciliation to amounts within the condensed consolidated balance sheets:
Cash and cash equivalents	$100,403	$53,681
Restricted cash	—	16,669
Total cash, cash equivalents, and restricted cash at end of period	$100,403	$70,350

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

MACI (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Since MACI’s commercial launch, the product’s FDA-approved labeling has provided for a treating surgeon to use MACI to treat a patient through an open surgical procedure. In August 2024, the U.S. Food & Drug Administration (“FDA”) approved a supplemental Biologics License Application (“sBLA”) expanding the MACI indication to add instructions for the arthroscopic delivery of MACI to the product’s approved labeling. MACI Arthro® allows surgeons to evaluate and prepare the cartilage defect site as well as deliver the MACI implant through small incisions using custom-designed arthroscopic instruments developed by the Company (“MACI Arthro instruments”). MACI Arthro became commercially available in the U.S. during the third quarter of 2024, and the Company began selling MACI Arthro instruments at that time.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2025, the Company had an accumulated deficit of $399.5 million and had a net loss of $6.7 million during the nine months ended September 30, 2025. The Company had cash and cash equivalents of $100.4 million and investments of $84.6 million as of September 30, 2025. The Company expects that cash from the sales of its products and existing cash, cash equivalents, investments, and available borrowing capacity will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these condensed consolidated financial statements. If revenues decline for a sustained period, the Company may need to access additional capital; however, the Company may not be able to obtain additional financing on acceptable terms or at all. The terms of any additional financing may adversely affect the holdings or the rights of the Company’s shareholders.

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

Recent Accounting Pronouncements

No new accounting standards were adopted during the nine months ended September 30, 2025. The Company considers the applicability and impact of any recent Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”), as noted below:

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, to provide more detailed income tax disclosure requirements. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company expects to adopt ASU 2023-09 in our Annual Report on Form 10-K for the year ending December 31, 2025 and in annual periods thereafter. We are in the process of evaluating the requirements of this update, which is expected to result in expanded disclosures within our consolidated financial statements upon adoption.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Account Receivable and Contract Assets. This update introduces a practical expedient for all entities when estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions accounted for under Topic 606. The expedient allows entities to assume current conditions as of the balance sheet date remain unchanged over the remaining life of the asset. This amendment is effective for annual periods in fiscal years beginning after December 15, 2025, and interim periods thereafter, with early adoption permitted, and will be applied on a prospective basis. The Company is currently evaluating the impact of this guidance on the consolidated financial statements and disclosures.

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

When the Company sells MACI through its specialty pharmacies, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The Company assesses risk and determines a loss percentage by pooling accounts receivable based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information. This loss percentage was applied to the accounts receivables as of September 30, 2025. The total allowance for uncollectible consideration as of September 30, 2025 and December 31, 2024 was $6.9 million and $5.4 million, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact on the revenue recognized. A 50 basis points change to the estimated uncollectible percentage could result in an approximately $0.5 million decrease or increase in the revenue recognized for the nine months ended September 30, 2025.

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

Revenue by Product and Customer

The following table and descriptions below show the products from which the Company generated its revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by product (in thousands)	2025	2024	2025	2024
MACI implants, kits, and instruments
Implants based on contracted rate sold through a specialty pharmacy (a)	$41,090	$31,637	$113,086	$90,246
Implants subject to third party reimbursement sold through a specialty pharmacy (b)	4,034	3,473	9,605	10,160
Implants sold direct based on contracted rates (c)	8,032	6,968	25,358	21,465
Implants sold direct subject to third-party reimbursement (d)	1,056	1,083	3,624	3,227
Biopsy kits and instruments - direct bill	652	469	1,890	1,530
Change in estimates related to prior periods (e)	798	1,026	1,853	2,345
Total MACI implants, kits, and instruments	55,662	44,656	155,416	128,973
Epicel
Direct bill (hospital)	10,375	12,184	23,954	30,606

NexoBrid	1,466	1,065	3,971	2,269
Total revenue	$67,503	$57,905	$183,341	$161,848

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

4. Selected Balance Sheet Components

Inventory

Inventory consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Raw materials	$12,704	$12,827
Work-in-process	1,466	1,571
Finished goods	3,985	2,975
Total inventory	$18,155	$17,373

Property and Equipment

Property and Equipment, net consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Machinery and equipment	$13,647	$12,161
Furniture, fixtures and office equipment	5,221	5,109
Computer equipment and software	19,039	12,318
Leasehold improvements	76,393	77,990
Construction in process	23,797	22,482
Total property and equipment, gross	138,097	130,060
Less accumulated depreciation	(28,717)	(26,899)
Total property and equipment, net	$109,380	$103,161

Depreciation expense for the three and nine months ended September 30, 2025, was $2.8 million and $8.0 million, respectively, and $1.2 million and $3.5 million, respectively, for the same periods in 2024.

Intangible Assets

Intangible assets, net consisted of the following:

			September 30, 2025			December 31, 2024
(In thousands)	Useful Life (in years)	Amortization Method	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
NexoBrid license	12	Straight-line	$7,500	$(1,719)	$5,781	$7,500	$(1,250)	$6,250

Amortization expense for the three and nine months ended September 30, 2025 and for the same periods in 2024, was $0.2 million and $0.5 million, respectively.

Future amortization expense of intangible assets as of September 30, 2025 is estimated to be as follows:

(In thousands)	Amount
Remainder of 2025	$156
2026	625
2027	625
2028	625
2029	625
Thereafter	3,125
Total	$5,781

Accrued Expenses

Accrued Expenses consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Bonus-related compensation	$8,283	$10,313
Employee-related accruals	3,603	3,269
Insurance reimbursement-related liabilities	3,773	3,159
Other accrued expenses	627	324
Total accrued expenses	$16,286	$17,065

5. Leases

The Company leases facilities in Ann Arbor, Michigan, Cambridge, Massachusetts and Burlington, Massachusetts. The Ann Arbor facility includes office space, and the Cambridge facility includes clean rooms, laboratories for MACI and Epicel manufacturing and office space. The Company also leases offsite warehouse space and certain equipment.

On January 28, 2022, the Company entered into a lease agreement (as amended, the “Burlington Lease”) to lease approximately 126,000 square feet of manufacturing, laboratory and office space in Burlington, Massachusetts (the “Premises”). The Burlington facility is substantially complete, and the Company is currently utilizing the facility’s office space. The remaining tenant improvements to the manufacturing suites and related equipment will be placed in service when they are ready for their intended uses. Once validated, the facility’s manufacturing component will eventually become the primary manufacturing facility for MACI and Epicel.

In April 2023, in connection with the Burlington Lease, the Company entered into a construction escrow agreement (the “Construction Escrow Agreement”) with the facility’s landlord and an escrow agent. Pursuant to the terms of the Construction Escrow Agreement, in April 2023, the Company began funding, into an escrow account maintained by the escrow agent, a portion of its share of tenant improvement construction costs at the facility, which were designated as restricted cash. At the same time, the facility’s landlord began funding a portion of its tenant improvement allowance through a separate escrow account. The Company funded the remaining 50% of its required cost amount, or approximately $28.3 million, with cash on hand, pursuant to the Construction Escrow Agreement, in April 2024. During the second quarter of 2025, the amounts deposited by the Company into its escrow account pursuant to the Construction Escrow Agreement were disbursed. The Company’s escrow account is now closed and approximately $5.2 million, which remained in the Company’s escrow account at the time of closure, was returned to the Company and is no longer restricted cash.

The Company has determined that certain improvements to the Premises are landlord-owned improvements and costs incurred for these improvements are accounted for as a variable lease payment. In the nine months ended September 30, 2024, the Company recorded a right-of-use asset related to landlord-owned improvements incurred of approximately $3.6 million.

For the three and nine months ended September 30, 2025, lease expense of less than $0.1 million and less than $0.3 million, respectively, was recorded related to short-term leases, and lease expense of less than $0.1 million was recorded for the same periods in 2024. The Company recognized operating lease expense for the three and nine months ended September 30, 2025, of $3.0 million and $9.0 million, respectively, and $3.2 million and $9.6 million, respectively, for the same periods in 2024. For the three and nine months ended September 30, 2025, the Company recognized less than $0.1 million of financing lease expense.

Operating and finance lease assets and liabilities are as follows:

(In thousands)	Classification	September 30, 2025	December 31, 2024
Assets
Operating	Right-of-use assets	$66,087	$70,098
Finance	Property and equipment, net	686	686
Total leased assets		$66,773	$70,784
Liabilities
Current
Operating	Current portion of operating lease liabilities	$13,845	$9,257
Finance	Other current liabilities	116	116
Non-current
Operating	Operating lease liabilities	$84,161	$89,593
Finance	Other long-term liabilities	543	570
Total leased liabilities		$98,665	$99,536

6. Investments

Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities:

	September 30, 2025
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$2,950	$1	$(1)	$—	$2,950
Corporate notes	71,328	286	(17)	—	71,597
U.S. government agency bonds	10,105	6	(17)	—	10,094
	$84,383	$293	$(35)	$—	$84,641
Classified as:
Short-term investments					$34,977
Long-term investments					49,664
					$84,641

	December 31, 2024
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$1,953	$1	$(1)	$—	$1,953
Corporate notes	71,733	117	(87)	—	71,763
U.S. government agency bonds	7,883	4	(30)	—	7,857
	$81,569	$122	$(118)	$—	$81,573
Classified as:
Short-term investments					$41,693
Long-term investments					39,880
					$81,573

As of September 30, 2025 and December 31, 2024, all marketable securities held by the Company had remaining contractual maturities of three years or less. There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2025 and 2024.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, U.S. government securities, and U.S. government agency bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. The deferred compensation plan liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants. There were no transfers into or out of Level 3 from December 31, 2024 to September 30, 2025.

The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2025				December 31, 2024
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$42,257	$42,257	$—	$—	$43,307	$43,307	$—	$—
Commercial paper	2,950	—	2,950	—	1,953	—	1,953	—
Corporate notes	71,597	—	71,597	—	71,763	—	71,763	—
U.S. government agency bonds	10,094	—	10,094	—	7,857	—	7,857	—
U.S. government securities (a)	47,239	—	47,239	—	16,150	—	16,150	—
	$174,137	$42,257	$131,880	$—	$141,030	$43,307	$97,723	$—

Liabilities:
Deferred compensation plan liabilities	$1,389	$—	$1,389	$—	$306	$—	$306	$—
Total liabilities	$1,389	$—	$1,389	$—	$306	$—	$306	$—

(a) Approximately $47.2 million and $16.2 million of U.S. government securities had an original maturity of 90 days or less and were recorded as a cash equivalent as of September 30, 2025 and December 31, 2024, respectively.

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

The Company is permitted to voluntarily prepay borrowings under the Revolving Credit Agreement, in whole or in part, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans (as defined in the Revolving Credit Agreement) and letters of credit exceeds the total Revolving Commitments (as defined in the Revolving Credit Agreement), the Company must prepay the Revolving Loans in an amount equal to such excess. As of September 30, 2025, there are no outstanding borrowings under the Revolving Credit Agreement.

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

Stock Compensation Expense

Non-cash stock-based compensation expense (service-based stock options, restricted stock units and the employee stock purchase plan) is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of product sales	$1,029	$762	$3,279	$2,914
Research and development	1,015	1,095	3,650	3,281
Selling, general and administrative	6,655	7,367	23,415	22,383
Total non-cash stock-based compensation expense	$8,699	$9,224	$30,344	$28,578

Service-Based Stock Options

During the three and nine months ended September 30, 2025, the Company granted service-based options to purchase common stock of 13,500 and 590,223, respectively, and 105,025 and 745,412, respectively, for the same periods in 2024. The weighted-average grant-date fair value of service-based options granted during the three and nine months ended September 30, 2025, was $17.74 and $28.59 per option, respectively, and $27.73 and $28.08, respectively, for the same periods in 2024.

Restricted Stock Units

During the three and nine months ended September 30, 2025, the Company granted 20,760 and 576,711 restricted stock units, respectively, and 35,610 and 622,535, respectively, for the same periods in 2024. The weighted-average grant-date fair value of restricted stock units granted during the three and nine months ended September 30, 2025, was $33.95 and $51.22 per unit, respectively, and $47.59 and $48.19 per unit, respectively, for the same periods in 2024.

10. Net Income (Loss) Per Common Share

A summary of net income (loss) per common share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2025	2024	2025	2024
Net income (loss)	$5,074	$(901)	$(6,725)	$(9,445)

Basic weighted-average common shares outstanding	50,489	49,085	50,256	48,639
Effect of dilutive stock options and restricted stock units	1,419	—	—	—
Diluted weighted-average common shares outstanding	51,908	49,085	50,256	48,639

Basic income (loss) per common share	$0.10	$(0.02)	$(0.13)	$(0.19)
Diluted income (loss) per common share	$0.10	$(0.02)	$(0.13)	$(0.19)

Anti-dilutive shares excluded from diluted net income (loss) per common share:
Stock options	2,996	6,115	5,586	6,115
Restricted stock units	1,185	1,142	1,185	1,142

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

Additionally, the Company is obligated to pay MediWound up to $125.0 million, which is contingent upon meeting certain sales milestones. The first sales milestone payment of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to NexoBrid in North America exceed $75.0 million. As of September 30, 2025, the sales milestone payments are not yet probable and therefore, not recorded as a liability. The Company also pays MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions. Pursuant to the terms of the Company’s supply agreement with MediWound, MediWound is manufacturing, and will continue to manufacture, NexoBrid for the Company on a unit price basis, which may be increased pursuant to the terms of the supply agreement. MediWound is obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. Under the supply agreement, the Company possesses the option to extend the initial term of the agreement by an additional 24 months, which it did in May 2022. After the initial term, the Company may extend the supply agreement on an annual basis for up to 10 additional years, at its sole discretion. In March 2025, the Company exercised the first of these annual extensions, extending the term of the supply agreement through at least May 2027. Under the supply agreement, the Company is permitted to establish an alternate source of supply in certain circumstances, including the event of a supply failure.

Additionally, beginning in 2020, BARDA procured quantities of NexoBrid from MediWound for use as a medical countermeasure in the event of a mass casualty emergency in the U.S. involving thermal burns. The initial, quarterly, procurement of NexoBrid by BARDA under its agreement with MediWound was completed during the third quarter of 2022. As a part of BARDA’s commitment to procure NexoBrid, the Company received a percentage of gross profit for sales directly to BARDA. As of September 30, 2025, the Company did not hold a direct contract or distribution agreement with BARDA, or take title to the product procured by BARDA.

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

As of September 30, 2025, the Company had no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

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

In addition to the significant expense categories within the Company’s consolidated statements of operations, see below for disaggregated amounts that comprise selling, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
( in thousands)	2025	2024	2025	2024
Selling and marketing	$21,200	$21,781	$66,299	$61,072
General and administrative	18,617	16,244	57,233	46,622
Total selling, general and administrative expenses	$39,817	$38,025	$123,532	$107,694

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vericel Corporation is a fully-integrated, commercial-stage biopharmaceutical company and a leading provider of advanced therapies for the sports medicine and severe burn care markets. Whether we are treating damaged cartilage or severe burns, we provide advanced therapies to repair serious injuries and restore lives. Our highly differentiated portfolio of cell therapy and specialty biologic products combines innovations in biology with medical technologies. We were among the first companies to achieve commercial success in the complex field of cell therapies with treatments that use tissue engineering to regenerate skin and healthy knee cartilage. We currently market two U.S. Food and Drug Administration (“FDA”) approved autologous cell therapy products and one FDA-approved specialty biologic product in the U.S. MACI® is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Since MACI’s commercial launch, the product’s FDA-approved labeling has provided for a treating surgeon to use MACI to treat a patient through an open surgical procedure. In August 2024, the FDA approved a supplemental Biologics License Application (“sBLA”) expanding the MACI indication to add instructions for the arthroscopic delivery of MACI to the product’s approved labeling. MACI Arthro® allows surgeons to evaluate and prepare the cartilage defect site as well as deliver the MACI implant through small incisions using custom-designed arthroscopic instruments developed by the Company (“MACI Arthro instruments”). MACI Arthro became commercially available in the U.S. during the third quarter of 2024 and the Company began selling the MACI Arthro instruments at that time.

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

We continue to monitor instability and tensions in the Middle East region and we are in close communication with MediWound leadership. As of the date of this disclosure, MediWound does not anticipate a material disruption to its ongoing supply of commercial NexoBrid to the U.S. To the extent conflicts in the Middle East region were to result in damage to MediWound’s facilities in Israel or inhibit travel or commercial shipments to and from Israel, MediWound’s ability to continue to supply NexoBrid to the U.S. market could be disrupted. As of the date of this report, we maintain an ample supply of NexoBrid at our U.S.-based third-party logistics provider.

U.S. Trade Policy

We continue to monitor evolving trade policies, including the imposition of tariffs on foreign goods imported into the U.S., as part of our ongoing risk assessment process. We anticipate minimal impact on our business and operations from current or potential future U.S.-imposed tariffs or any retaliatory measures taken by other governments. All of our operations are located in the U.S. and 100% of our revenue is currently derived from domestic sales. The majority of our manufacturing costs are fixed costs consisting of labor and overhead required to produce MACI and Epicel at our manufacturing facility in Massachusetts. Materials to support manufacturing operations are primarily purchased from U.S. suppliers. Based on the limited costs associated with imported materials, we expect that current or future tariffs will have an insignificant impact on our cost of goods sold and gross margin moving forward. In addition, because we maintain significant safety stock of most materials, including NexoBrid finished product and the ACI-Maix collagen membrane used to manufacture MACI, we expect that the impact of current or future tariffs on our cost of goods sold and gross margin in 2025 and 2026 will be negligible.

Manufacturing

We have a cell manufacturing facility in Cambridge, Massachusetts, which is used for U.S. manufacturing and distribution of MACI and Epicel. In January 2022, we entered into a lease agreement (as amended, the “Burlington Lease”) to lease approximately 126,000 square feet of manufacturing, laboratory and office space in Burlington, Massachusetts. The Burlington facility is substantially complete, and we are currently utilizing the facility’s office space. Once validated, the facility’s manufacturing component will eventually become the primary manufacturing facility for MACI and Epicel.

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

Results of Operations

The following is a summary of our condensed consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2025	2024	Change $	Change %	2025	2024	Change $	Change %
Total revenue	$67,503	$57,905	$9,598	16.6%	$183,341	$161,848	$21,493	13.3%
Cost of product sales	17,918	16,252	1,666	10.3%	50,870	48,240	2,630	5.5%
Gross profit	49,585	41,653	7,932	19.0%	132,471	113,608	18,863	16.6%
Research and development	6,318	6,093	225	3.7%	20,310	19,874	436	2.2%
Selling, general and administrative	39,817	38,025	1,792	4.7%	123,532	107,694	15,838	14.7%
Total operating expenses	46,135	44,118	2,017	4.6%	143,842	127,568	16,274	12.8%
Income (loss) from operations	3,450	(2,465)	5,915	(240.0)%	(11,371)	(13,960)	2,589	(18.5)%
Total other income	1,624	1,564	60	3.8%	4,646	4,515	131	2.9%
Net income (loss)	$5,074	$(901)	$5,975	(663.2)%	$(6,725)	$(9,445)	$2,720	(28.8)%

Comparison of the Periods Ended September 30, 2025 and 2024

Total Revenue

Revenue by product is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2025	2024	Change $	Change %	2025	2024	Change $	Change %
MACI	$55,662	$44,656	$11,006	24.6%	$155,416	$128,973	$26,443	20.5%
Epicel	10,375	12,184	(1,809)	(14.8)%	23,954	30,606	(6,652)	(21.7)%
NexoBrid	1,466	1,065	401	37.7%	3,971	2,269	1,702	75.0%
Total revenue	$67,503	$57,905	$9,598	16.6%	$183,341	$161,848	$21,493	13.3%

Total revenue increase for the three and nine months ended September 30, 2025, compared to the same periods in 2024, was driven primarily by MACI volume and price growth and NexoBrid volume growth, partially offset by lower Epicel volume.

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

Gross Profit

Gross profit increase for the three and nine months ended September 30, 2025, compared to the same periods in 2024, was driven by MACI revenue growth, combined with our primarily fixed manufacturing cost structure which consists mainly of labor and facility costs.

Research and Development Expenses

The following table summarizes research and development expenses, which include materials, professional fees and an allocation of employee-related salary and fringe benefit costs for our research and development projects:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2025	2024	Change $	Change %	2025	2024	Change $	Change %
MACI	$4,146	$4,345	$(199)	(4.6)%	$13,112	$14,635	$(1,523)	(10.4)%
Epicel	1,309	1,138	171	15.0%	4,207	3,463	744	21.5%
NexoBrid	863	610	253	41.5%	2,991	1,776	1,215	68.4%
Total research and development expenses	$6,318	$6,093	$225	3.7%	$20,310	$19,874	$436	2.2%

Research and development expenses increased for the three and nine months ended September 30, 2025, compared to the same periods in 2024. The increase is primarily due to higher headcount and employee expenses, partially offset by MACI Arthro project costs in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2025 were $39.8 million, compared to $38.0 million for the same period in 2024. The increase in selling, general and administrative expenses is primarily due to higher headcount and employee expenses and facility costs including depreciation expense for the new facility in Burlington, Massachusetts.

Selling, general and administrative expenses for the nine months ended September 30, 2025 were $123.5 million, compared to $107.7 million for the same period in 2024. The increase in selling, general and administrative expenses is primarily due to higher headcount and employee expenses, including stock compensation, an increase in marketing programs and sales activity, and facility costs including depreciation expense for the new facility in Burlington, Massachusetts.

Total Other Income

The increase in total other income for the three and nine months ended September 30, 2025, compared to the same periods in 2024 was due to an increase in interest income, which was primarily due to fluctuations in the rates of return on our investments in various marketable debt securities and money market funds.

Stock-based Compensation Expense

Non-cash stock-based compensation expense is summarized in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2025	2024	Change $	Change %	2025	2024	Change $	Change %
Cost of product sales	$1,029	$762	$267	35.0%	$3,279	$2,914	$365	12.5%
Research and development	1,015	1,095	(80)	(7.3)%	3,650	3,281	369	11.2%
Selling, general and administrative	6,655	7,367	(712)	(9.7)%	23,415	22,383	1,032	4.6%
Total non-cash stock-based compensation expense	$8,699	$9,224	$(525)	(5.7)%	$30,344	$28,578	$1,766	6.2%

The decrease in stock-based compensation expense for the three months ended September 30, 2025, compared to the same period in 2024, was due primarily to fluctuations in stock prices and the mix of service-based options and restricted stock units, which impacts the fair value of the options and restricted stock units awarded and the expense recognized in the period.

The increase in stock-based compensation expense for the nine months ended September 30, 2025, compared to the same period in 2024, was due primarily to fluctuations in stock prices and the mix of service-based options and restricted stock units, which impacts the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$36,896	$35,921
Net cash used in investing activities	(27,547)	(64,383)
Net cash provided by financing activities	6,005	11,946
Net decrease in cash, cash equivalents, and restricted cash	$15,354	$(16,516)

Net Cash Provided by Operating Activities

Our cash, cash equivalents and restricted cash totaled $100.4 million, short-term investments totaled $35.0 million and long-term investments totaled $49.7 million as of September 30, 2025. The $36.9 million of cash provided by operations during the nine months ended September 30, 2025 was primarily the result of non-cash charges of $30.3 million related to stock-based compensation expense, $8.5 million in depreciation and amortization expense and $4.0 million of operating lease amortization, partially offset by a net loss of $6.7 million and a net increase of $0.1 million related to movements in our working capital accounts. The overall increase in cash from our working capital accounts was primarily driven by an increase in accounts payable due to timing of payments, partially offset by payments on operating leases and a decrease in accrued expenses due to timing of payments.

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

Net Cash Used In Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025 was the result of $43.5 million in investment purchases and $25.0 million of property and equipment purchases primarily for construction in process related to the Burlington Lease, partially offset by $40.9 million of investment sales and maturities.

Net cash used in investing activities during the nine months ended September 30, 2024 was the result of $52.6 million in investment purchases and $50.2 million of property and equipment purchases primarily for construction in process related to the Burlington Lease, partially offset by $38.4 million of investment sales and maturities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025 was the result of net proceeds from the exercise of stock options and the employee stock purchase plan of $12.7 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $6.6 million.

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

As of September 30, 2025, we were not party to any off-balance sheet arrangements.

Sources of Capital

On July 29, 2022, we entered into a $150.0 million five-year senior secured revolving credit agreement by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (the “Revolving Credit Agreement”). We have no immediate plans to borrow under the Revolving Credit Agreement, but we may use the facility for working capital needs and other general corporate purposes. As of September 30, 2025, there are no outstanding borrowings under the Revolving Credit Agreement, and we are in compliance with all applicable covenant requirements. See Note 8, “Revolving Credit Agreement” in the accompanying condensed consolidated financial statements for further details.

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

There have been no material changes to our critical accounting policies and estimates in the nine months ended September 30, 2025. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2024.

Cautionary Note Regarding Forward-Looking Statements

This report, including the documents incorporated by reference herein, contains certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “projects,” “trends,” “opportunity,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “target,” “achieve,” “continuing,” “ongoing,” and similar words or phrases, or future or conditional verbs such as “would,” “should,” “could,” “may,” or similar expressions. Among the factors that could cause actual results to differ materially from those set forth in the forward-looking statements include, but are not limited to, uncertainties associated with our expectations regarding future revenue, growth in revenue, market penetration for MACI®, MACI Arthro®, Epicel®, and NexoBrid®, growth in profit, gross margins and operating margins, the ability to continue to scale our manufacturing operations to meet the demand for our cell therapy products, including the timely qualification of a new manufacturing facility in Burlington, Massachusetts, the ability to sustain profitability, contributions to adjusted EBITDA, the expected target surgeon audience, potential fluctuations in sales and volumes and our results of operations over the course of the year, timing and conduct of clinical trial and product development activities, timing and likelihood of the FDA’s potential approval of the use of MACI to treat cartilage defects in the ankle, the estimate of the commercial growth potential of our products and product candidates, competitive developments, changes in third-party coverage and reimbursement, including recent and future healthcare reform measures and private payor initiatives, surgeon adoption of MACI Arthro, physician and burn center adoption of NexoBrid, labor strikes, supply chain disruptions or other events or factors that might affect our ability to manufacture MACI or Epicel or affect MediWound’s ability to manufacture and supply sufficient quantities of NexoBrid to meet customer demand, including but not limited to conflicts in the Middle East region involving Israel, negative impacts on the global economy and capital markets resulting from the conflict in Ukraine and Middle East conflicts, including those associated with potential further involvement by the U.S., changes in trade policies and regulations, including the potential for increases or changes in duties, current and potentially new tariffs or quotas, lingering effects of adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, changes in governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures, the impact from future regulatory, judicial and legislative changes to our industry or to the broader business landscape, including those included in the One Big Beautiful Bill Act, a U.S. government shutdown or gridlock, global geopolitical tensions and potential future impacts on our business or the economy generally stemming from a public health emergency. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties, which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in our Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors” and on our subsequent reports filed with the SEC.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of September 30, 2025, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our Section 16 officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

Additionally, there were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended September 30, 2025 by our Section 16 officers or directors.

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

Date: November 6, 2025

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOSEPH A. MARA
Joseph A. Mara
Chief Financial Officer
(Principal Financial Officer)