Form 10-K
period 2025-12-31
Vericel Corp
filed 2026-02-26
CIK 887359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2025
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

The aggregate market value of the registrant’s Common Stock, no par value per share (“Common Stock”), held by non-affiliates of the registrant (based on the closing sales price of the Common Stock as reported on the NASDAQ Capital Market) on June 30, 2025 was approximately $2.1 billion. This computation excludes shares of Common Stock held by each executive officer and director who may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 19, 2026, 50,763,319 shares of Common Stock, no par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference
Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended December 31, 2025, scheduled for April 29, 2026	Items 10, 11, 12, 13 and 14 of Part III

VERICEL CORPORATION
ANNUAL REPORT ON FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the documents incorporated by reference herein, contains certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “projects,” “trends,” “opportunity,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “target,” “achieve,” “continuing,” “ongoing,” and similar words or phrases, or future or conditional verbs such as “would,” “should,” “could,” “may,” or similar expressions. Among the factors that could cause actual results to differ materially from those set forth in the forward-looking statements include, but are not limited to, uncertainties associated with our expectations regarding future revenue, growth in revenue, market penetration for MACI®, MACI Arthro®, Epicel®, and NexoBrid®, growth in profit, gross margins and operating margins, the ability to continue to scale our manufacturing operations to meet the demand for our cell therapy products, including the timely qualification of a new manufacturing facility in Burlington, Massachusetts, the ability to sustain profitability, contributions to adjusted EBITDA, the expected target surgeon audience, potential fluctuations in sales and volumes and our results of operations over the course of the year, timing and conduct of clinical trial and product development activities, timing and likelihood of the FDA’s potential approval of the use of MACI to treat cartilage defects in the ankle, the timing and likelihood of obtaining market approval for MACI in the United Kingdom, the estimate of the commercial growth potential of our products and product candidates, competitive developments, changes in third-party coverage and reimbursement, including recent and future healthcare reform measures and private payor initiatives, surgeon adoption of MACI Arthro, physician and burn center adoption of NexoBrid, labor strikes, supply chain disruptions or other events or factors that might affect our ability to manufacture MACI or Epicel or affect MediWound’s ability to manufacture and supply sufficient quantities of NexoBrid to meet customer demand, including but not limited to conflicts in the Middle East region involving Israel, negative impacts on the global economy and capital markets resulting from the conflicts in Ukraine and the Middle East and political and military developments in South America, including those associated with potential further involvement by the U.S., changes in trade policies and regulations, including the potential for increases or changes in duties, current and potentially new tariffs or quotas, lingering effects of adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, changes in governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures, the impact from future regulatory, judicial and legislative changes to our industry or to the broader landscape, including those included in the One Big Beautiful Bill Act (the “OBBBA”), a U.S. government shutdown and global geopolitical tensions. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties, which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in our Annual Report on Form 10-K under “Part I, Item 1A Risk Factors.”

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

We own various trademark registrations and applications, and unregistered trademarks, including Vericel, Epicel, MACI, MACI Arthro and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this Form 10-K are the property of their respective holders, including NexoBrid, which is a registered trademark of MediWound Ltd. Solely for convenience, the trademarks and trade names in this document may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

PART I

Item 1. Business

General Information

Vericel Corporation is a leading provider of advanced therapies for the sports medicine and severe burn care markets. We have a highly differentiated portfolio of cell therapy and specialty biologic products that combines innovations in biology with medical technologies. We were among the first companies to achieve commercial success in the complex field of cell therapies with treatments that use tissue engineering to regenerate skin and healthy knee cartilage. We currently market two U.S. Food and Drug Administration (“FDA”) approved autologous cell therapy products and one FDA-approved specialty biologic product in the U.S. MACI® is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Since MACI’s commercial launch, the product’s FDA-approved labeling has provided for a treating surgeon to use MACI to treat a patient through an open surgical procedure. In August 2024, the FDA approved a supplemental Biologics License Application (“sBLA”) expanding the MACI indication to add instructions for the arthroscopic delivery of MACI to the product’s approved labeling. MACI Arthro® allows surgeons to evaluate and prepare the cartilage defect site as well as deliver the MACI implant through small incisions using custom-designed arthroscopic instruments developed by the Company (“MACI Arthro instruments”). MACI Arthro became commercially available in the U.S. during the third quarter of 2024, and the Company began selling MACI Arthro instruments at that time.

Epicel® is a permanent skin replacement Humanitarian Use Device (“HUD”) indicated for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of a patient’s total body surface area (“TBSA”). We also hold an exclusive license from MediWound Ltd. (“MediWound”) for the North American rights to NexoBrid® (anacaulase-bcdb), a topically-administered biological orphan product containing proteolytic enzymes, which is indicated for the removal of eschar in adult and pediatric patients with deep partial-thickness and/or full-thickness thermal burns.

Our Strategy

Our objective is to expand our leadership position in the sports medicine and severe burn care markets and deliver a unique combination of revenue and profitability growth. To achieve this objective, we intend to:

•Continue to invest in potential MACI growth initiatives;
•Seek clinical indication expansion for MACI, including for usage in additional joints;
•Launch MACI outside the United States in select markets, including the United Kingdom;
•Leverage our unique burn portfolio to expand the number of burn centers and surgeons using Epicel and NexoBrid; and;
•Generate positive operating income and cash flow.

Manufacturing

We have a cell manufacturing facility in Cambridge, Massachusetts, which is currently used for U.S. manufacturing and distribution of MACI and Epicel. In January 2022, we entered into a lease agreement (as amended, the “Burlington Lease”) to lease approximately 126,000 square feet of manufacturing, laboratory and office space in Burlington, Massachusetts. The Burlington facility is complete, and we are currently utilizing the facility’s office space. Once validated, the facility’s manufacturing component will eventually become the primary manufacturing facility for MACI and Epicel.

The manufacturing process for NexoBrid is conducted by MediWound, primarily at manufacturing locations in Israel. Certain raw materials utilized in NexoBrid’s manufacture, including the supply of the active ingredient bromelain, are sourced from Taiwan.

On July 1, 2023, we renewed our long-term supply agreement with Matricel GmbH (“Matricel”) for the supply of ACI-Maix collagen membranes used in the manufacture of MACI (the “Matricel Supply Agreement”). In the event Matricel is unable to supply the membranes, we may license the technology and procure the membranes from another source. The Matricel Supply Agreement provides that Matricel will supply the ACI-Maix membranes exclusively to us during the term of the agreement.

The Matricel Supply Agreement is effective until December 31, 2030, with an option to extend its term for three additional years to December 31, 2033. Thereafter, the Matricel Supply Agreement may be renewed for additional three-year periods.

Product Portfolio

Our current marketed products include two FDA-approved autologous cell therapies and one FDA-approved specialty biologic product. MACI is a third-generation autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. In connection with our MACI product, we sell MACI biopsy kits, which are used by treating surgeons to obtain a sample of cartilage tissue, which is later sent to us. If a patient decides to move forward with MACI treatment, we subsequently use the cartilage sample to manufacture a MACI implant. When an orthopedic surgeon decides to treat a patient by implanting MACI through an arthroscopic approach, the surgeon may choose to use our custom MACI Arthro instruments during the procedure, which we sell by way of a separate transaction.

Epicel is a permanent skin replacement indicated for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of a patient’s TBSA. Both autologous cell therapy products, MACI and Epicel, are currently manufactured and marketed in the U.S. NexoBrid is a topically-administered biological orphan product containing proteolytic enzymes that is indicated for eschar removal in adult and pediatric patients with deep partial-thickness and/or full-thickness thermal burns. We hold exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America.

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

Carticel was the first FDA-approved autologous cartilage repair product for the repair of symptomatic cartilage defects. It was indicated for the repair of symptomatic cartilage defects of the femoral condyle (medial, lateral or trochlea), caused by acute or repetitive trauma, in patients who have had an inadequate response to a prior arthroscopic or other surgical repair procedure such as debridement (the removal of damaged or defective cartilage), microfracture (the creation of tiny fractures in the bone to encourage new cartilage), drilling/abrasion arthroplasty, or osteochondral allograft/autograft. The FDA approved a BLA for Carticel in 1997, and Carticel was marketed in the U.S. by Vericel through the second quarter of 2017. The FDA approved a BLA for MACI on December 13, 2016.

MACI is an autologous cellular scaffold product consisting of autologous cultured chondrocytes seeded onto a resorbable Type I/III porcine-derived collagen membrane. Autologous cultured chondrocytes are human-derived cells which are obtained from a sample of the patient’s own cartilage for the manufacture of MACI. An orthopedic surgeon obtains the sample by taking a cartilage biopsy during an initial arthroscopic procedure. We isolate the patient’s chondrocytes (the cells that produce cartilage) from the biopsy and expand those cells in a manufacturing process that is compliant with current Good Manufacturing Practices (“cGMP”). The expanded cells are then uniformly seeded onto a resorbable collagen membrane using a proprietary process prior to shipment. After receipt by the surgeon, MACI is implanted into the cartilage defect(s). A key driver of the therapeutic advantage of autologous chondrocyte implantation (“ACI”) relative to other approaches, such as microfracture, is that autologous chondrocytes have the potential to produce the hyaline-like cartilage that is naturally present in the knee, rather than fibrous cartilage, which lacks the durability and wear characteristics of hyaline cartilage. Unlike Carticel, which was a cell suspension and required a membrane to be sutured in place to confine the cell suspension to the defect area, MACI is comprised of cells uniformly seeded on a collagen membrane resulting in a surgery that is simpler than Carticel involved surgeries. MACI may be implanted through a smaller incision or mini arthrotomy for focal defects. Additionally, since the FDA approval of MACI Arthro in August 2024, surgeons are now able to evaluate and prepare the cartilage defect site, as well as deliver the MACI implant, through small incisions using the MACI Arthro instruments. MACI is simply trimmed by the surgeon to the size of the defect, allowing for a precise fit, and fixed to the bone with an off-the-shelf surgical fibrin sealant. MACI has expanded the ACI market beyond Carticel because it: (i) shares the efficacy advantages of Carticel, while being less invasive; (ii) has a shorter procedure time; (iii) eliminates the need for a periosteal harvest and suture fixation of the periosteal patch; and (iv) has been recognized to have a short rehabilitation timeline. In addition, MACI is indicated for a broader range of cartilage defects of the knee, ensures more uniform distribution of the cells in the cartilage defect, and is supported by Phase 3 clinical data demonstrating a statistically significant improvement in pain and function scores compared to microfracture.

The pivotal clinical trial supporting MACI registration in Europe and approval in the U.S., the Superiority of MACI Implant versus Microfracture Treatment in patients with symptomatic articular cartilage defects in the knee (“SUMMIT”) trial, was completed in 2012. Analysis of this 144-patient study demonstrated a statistically significant greater improvement in the co-primary endpoint of pain and function at Week 104 for those patients treated with MACI compared to microfracture.

MACI became commercially available in the European Union (the “EU”) in 2001 and in Australia in 2002, prior to promulgation of regulations requiring marketing authorizations for cell therapies in those markets. MACI received marketing authorization in Europe in June 2013 by meeting the requirements of the Advanced Therapy and Medicinal Product (“ATMP”) guidelines based on the results of the SUMMIT trial. We suspended the marketing of MACI in Europe in September 2014 and the European manufacturing authorization for MACI expired by its terms at the end of June 2018. Australian operations and the commercialization of MACI in that country was discontinued prior to our acquisition of the product in 2014.

Our Burlington facility, discussed more fully above, is designed to meet both U.S. and global manufacturing requirements, which provides strategic flexibility to potentially again commercialize MACI outside the U.S., and we are currently evaluating introducing MACI in additional geographies. We are currently focused on obtaining regulatory and marketing approval for MACI in the United Kingdom through the Medicine and Healthcare products Regulatory Agency (“MHRA”) and, if successful, anticipate commercializing MACI in the United Kingdom in 2027.

Market Opportunity for MACI

Our target audiences are orthopedic surgeons who self-identify and/or have formal specialty training in sports medicine, and a subpopulation of general orthopedic surgeons who perform a high volume of cartilage repair procedures involving the knee. A vast majority of the largest commercial payers in the U.S. have a formal medical policy that provides benefit coverage for treatment with MACI. With respect to private commercial payers that have not yet approved a medical policy for MACI, we often obtain approval on a case-by-case basis.

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

We have traditionally experienced a level of seasonality with respect to the timing of MACI revenues. In the last five years through 2025, MACI sales volumes from the first through the fourth quarter on average represented 21% (20%-22% range), 23% (22%-24% range), 22% (21%-24% range) and 34% (33%-34% range) respectively, of total annual volumes. Historically, MACI orders are normally stronger in the fourth quarter due to several factors including the satisfaction by patients of insurance deductible limits and the time of year patients prefer to start rehabilitation.

Seasonal sales patterns and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows. We expect to continue to experience this seasonality effect in subsequent years.

Since MACI’s commercial launch, the product’s FDA-approved labeling has provided for a treating surgeon to use MACI to treat a patient through an open surgical procedure. In August 2024, the FDA approved an sBLA expanding the MACI indication to add instructions for the arthroscopic delivery of MACI to the product’s approved labeling, permitting the repair of single or multiple full-thickness cartilage defects of the knee up to 4 cm2 in size via an arthroscopic approach. MACI Arthro provides a less invasive technique compared to the open arthrotomy approach and allows surgeons to evaluate, prepare and treat the cartilage defect and deliver the MACI implant, under direct arthroscopic visualization and, should the surgeon so choose, to use specialized and custom-designed instruments (the “MACI Arthro instruments”) through small incisions or portals. The arthroscopic delivery of MACI may increase the ease of MACI’s use for physicians and may reduce both the length of the procedure as well as procedure-induced trauma, which may result in a reduction of a patient’s post-operative pain and accelerate a patient’s recovery. MACI Arthro became commercially available in the U.S. during the third quarter of 2024, and we began selling the MACI Arthro instruments at that time. We have experienced strong surgeon interest in the MACI Arthro technique since its launch. To date, more than 900 surgeons have participated in Company-sponsored education and training programs concerning the arthroscopic approach. We believe that the availability of MACI Arthro provides a significant growth opportunity for the overall MACI business, as we have already seen a significant increase in both MACI biopsies and implants from those surgeons who have engaged in MACI Arthro training and education programs. In conjunction with the launch of

MACI Arthro, we have expanded our target surgeon base from 5,000 to 7,000 to include orthopedic surgeons that perform high volumes of knee cartilage repair surgeries, predominantly through arthroscopic procedures.

We also are focused on delivering MACI treatment to patients suffering from cartilage damage in the ankle. Following an application to the FDA, we received Investigational New Drug (“IND”) clearance for MACI’s use in the ankle during the second quarter of 2025, and during the fourth quarter of 2025 initiated a Study of MACI in Patients Aged 17 to 65 with Symptomatic Chondral or Osteochondral Defects of the Talus (“MASCOT”). MASCOT is a two-year prospective, multicenter, two-arm, parallel group open-label trial in which a total of 309 subjects, aged 17 to 65 will be randomized using a 2:1 ratio to receive a one-time treatment in the talus with MACI or arthroscopic bone marrow stimulation. MASCOT is the first randomized, controlled clinical trial evaluating MACI for the treatment of Osteochondral Lesion of the Talus (“OLT”). There are approximately 165,000 ankle resurfacing procedures conducted in the U.S. each year. Approximately 66,000 of those patients each year are considered clinically appropriate for MACI by surgeons. We estimate that approximately 18,000 of those patients suffer from larger ankle cartilage lesions, resulting in an increase of MACI’s addressable market. If approved, we believe MACI’s label expansion allowing its use to repair cartilage defects in the ankle will be a significant long-term growth driver for the product in the coming years.

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

Epicel is produced by isolating and expanding keratinocytes, which are the predominant cell type in the epidermis or outer layer of the skin, and which are originally obtained by taking a small biopsy of a patient’s healthy skin. Epicel is an important treatment option for patients with severe burns who are generally understood to need a keratinocyte-based epithelium, and, because of the severity and extent of their burns, these patients generally have very little healthy skin remaining on their bodies from which to obtain keratinocyte-based epithelium for autografting.

Epicel is a cell-based product that is regulated by the FDA’s Center for Biologics Evaluation and Research (“CBER”) under medical device authorities. Epicel was designated as a HUD in 1998 and a Humanitarian Device Exemption (“HDE”) application for the product was submitted in 1999. HUDs are devices that are intended for diseases or conditions that affect fewer than 8,000 individuals annually in the U.S., and, for certain HUDs, the amount a manufacturer may charge for the product’s use is restricted. Epicel is not price-restricted in this manner because in 2016, the FDA approved our HDE supplement to revise the labeled indications of use for Epicel to specifically include pediatric patients, thus allowing Epicel to be sold for profit. The product label also specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with large burns treated with Epicel relative to standard care.

Market Opportunity for Epicel

Each year in the U.S., more than 40,000 people are hospitalized for burns. Approximately 1,500 of these patients are treated for burns covering more than 30% TBSA, the labeled indication for Epicel. Currently, the mortality rate for this group is approximately 34%, partially due to the inability to quickly close wounds because of the lack of remaining healthy tissue from which to harvest autografts. The typical Epicel patient has suffered full-thickness burns due to a wide variety of occupational, household or vehicular accidents. Many of the most severely burned patients are transported by medivac to one of the approximately 140 specialized burn centers across the U.S. While the average acute care hospital has less than three admissions for burns annually, these specialized burn centers average over 200 admissions per year.

Relative to clinical need, we believe Epicel has been underutilized by burn centers due to the lack of a consistent promotional and educational effort prior to our acquisition of the product. We expect Epicel’s utility to continue to grow as commercial and medical efforts are appropriately dedicated to the product and the burn centers that use it to treat patients.

Due to the low incidence and sporadic nature of severe burns, Epicel revenue has inherent variability from quarter to quarter and does not exhibit significant seasonality. Over the past five years, a single quarter has ranged from as high as 33% to as low as 16% of annual volumes.

NexoBrid

Our portfolio of commercial-stage products also includes NexoBrid (anacaulase-bcdb), a topically-administered biological orphan product containing proteolytic enzymes, for which the FDA approved a BLA in December 2022. NexoBrid is indicated for the removal of eschar in adults with deep partial-thickness and/or full-thickness thermal burns. Subsequently, in August 2024, the FDA approved an sBLA expanding NexoBrid’s indication to include pediatric patients.

The treatment pathway for burn patients is generally determined by the ultimate size and depth of the patient’s burn injury. Patients with full-thickness burn injuries of any size and partial-thickness burn injuries greater than 10% TBSA are most often transferred to specialized burn centers. These types of burn injuries, which damage the epidermal and dermal layers of the skin, require removal of the damaged tissue, or eschar, followed by grafting of the wound area to achieve closure of the wound. Early eschar removal and burn assessment are critical first steps in the treatment of burn patients. The early removal of eschar can help reduce inflammation, slow or stop burn progression and reduce the potential for infection and sepsis. Surgical excision of eschar, which involves slicing away the burn tissue until healthy tissue is reached, currently is the standard of care for the removal of eschar. There are limitations to surgical excision, however, in that this procedure is non-selective and can cause pain, blood loss and loss of healthy tissue. Currently, there also exist certain non-surgical approaches for the removal of eschar, which have limited efficacy and have not been shown to reduce the need for surgical eschar removal.

In treating patients with deep partial-thickness and/or full-thickness thermal burns, NexoBrid works to selectively degrade eschar over the course of approximately four hours while preserving viable tissue. NexoBrid can be administered to an area of up to 20% body surface area, in two separate applications, at the patient’s bedside through a series of steps. First, pain management as practiced for extensive dressing changes of burn wounds is administered, the wound is cleaned, a dressing soaked with antibacterial solution is applied to the treatment area and a petrolatum ointment barrier is created. Then, the NexoBrid lyophilized powder is mixed with a gel vehicle and applied to the wound. After a film dressing is applied, NexoBrid is left in place for four hours, after which the dissolved eschar is removed by scraping it away with a sterile blunt-edged instrument.

Market Opportunity for NexoBrid

In addition to the U.S., NexoBrid is approved in the European Union (“EU”) and other international markets and has been designated as an orphan biologic in the U.S., EU and other international markets. NexoBrid has the potential to change the standard of care for eschar removal with respect to hospitalized burn patients and treat a significant addressable market in the U.S. With respect to NexoBrid, of the approximately 40,000 people that are hospitalized in the U.S. each year for burn-related injuries, the majority, over 30,000, have thermal burns and will likely require some level of eschar removal. NexoBrid’s FDA approval expands our burn care franchise’s total addressable market, which permits us to treat a significantly larger segment of hospitalized burn patients than with Epicel alone. The expansion of our target addressable market supports a broader commercial footprint, and we believe that this will help drive both increased NexoBrid use as well as increased Epicel awareness throughout the burn care space.

The manufacturing process for NexoBrid is conducted by MediWound, primarily at manufacturing locations in Israel. Certain raw materials utilized in NexoBrid’s manufacture, including the supply of the active ingredient bromelain, are sourced from Taiwan.

Pursuant to the terms of our existing license agreement, following the FDA’s approval of the BLA for NexoBrid, MediWound transferred the BLA to Vericel. Subsequently, in August 2024, the FDA approved a supplemental BLA expanding NexoBrid’s indication to include pediatric patients.

Research & Development

The bulk of our ongoing research and development activities have historically focused on exploring methods that improve our ability to efficiently manufacture high quality cell therapy products for patients. In 2025, we initiated a Study of MACI in Patients Aged 17 to 65 with Symptomatic Chondral or Osteochondral Defects of the Talus (“MASCOT”). MASCOT is a two-year prospective, multicenter, two-arm, parallel group open label trial with a total of 309 subjects, aged 17 to 65, which will be randomized 2:1 to receive a one-time treatment in the ankle with MACI or arthroscopic bone marrow stimulation. MASCOT is the first randomized, controlled clinical trial evaluating MACI for the treatment of Osteochondral Lesions of the Talus (“OLT”). Therefore, for the next several years our research and development activities will be more balanced between manufacturing method development and clinical activities for the MASCOT trial.

Patents and Proprietary Rights

Our success depends in part on our ability, and the ability of our future licensors, to obtain patent protection for our products and processes.

As part of the acquisition of the Cell Therapy and Regenerative Medicine (“CTRM”) business from Sanofi, we acquired a multinational intellectual property estate, which includes patents and patent applications directed to chondrocyte implants and technologies related to the determination of the presence of chondrocytes in the cell cultures used to produce the chondrocyte implants. Although we do not own any patents or patent applications relating to Epicel, many of the processes and techniques are trade secrets and would be difficult to replicate without significant investment and time. We own issued patents directed to methods of determining the presence of chondrocytes in cell cultures used to produce both MACI and Carticel, which are scheduled to expire in September 2030 in the U.S. and in April 2028 abroad. We own two issued patents directed to compositions and methods for repairing cartilage defects, which are scheduled to expire in the U.S. in March 2039 and February 2040. We have one issued patent in the U.S. directed to a device related to MACI that is set to expire in November 2033, and one issued patent in the EU that is set to expire in November 2034. We own one issued patent directed to methods and devices for repairing cartilage defects via arthroscopic MACI, which is scheduled to expire in the U.S. in March 2043.

As a biologic, MACI is entitled to twelve years of data exclusivity, until December 13, 2028, calculated from its date of approval. When these patents and data exclusivity expire, our opportunity to establish or maintain product revenue could be substantially reduced.

Since 2019, we have held exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. We will need to continue to comply with the terms of such agreements in order to maintain our exclusive rights to commercialize NexoBrid in the U.S.

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

See “Government Regulation — Product Approval” and “Risk Factors — Risks Related to Intellectual Property,” below, for additional information.

We also own a broadly filed trademark portfolio with registrations for MACI and Epicel, and additional registrations and applications for various marks related to those two products. MediWound has additionally registered trademarks with respect to NexoBrid, which we have licensed as part of our License Agreement with MediWound.

Sales and Marketing

MACI, Epicel and NexoBrid are specialty products with focused physician and institutional call points. We have two sales teams, one dedicated to MACI and a Burn Care team focused on both Epicel and NexoBrid. Our MACI commercial team, which we expanded by approximately 30% in late 2025, is divided into geographic regions and consists of sales representatives that regularly engage with our target audience and who are managed by a senior sales leadership team. In conjunction with the launch of MACI Arthro, we have expanded our target surgeon base from 5,000 to 7,000 to include orthopedic surgeons that perform high volumes of knee cartilage repair surgeries, predominantly through arthroscopic procedures.

A vast majority of the largest commercial payers in the U.S. have a formal medical policy that provides benefit coverage for treatment with MACI. Even for private payers that have not yet approved a medical policy for MACI, for medically appropriate cases, we often obtain approval on a case-by-case basis.

We contract with two specialty pharmacies, Orsini Pharmaceutical Services, Inc. (“Orsini”) and AllCare Plus Pharmacy, Inc. (“AllCare”) to distribute MACI in a manner in which we retain the credit and collection risk from the end customer. We pay each specialty pharmacy a fee in each instance when it dispenses MACI for use in treating a patient. Both Orsini and AllCare perform collection activities to collect payment from customers. In addition, we sell MACI directly to hospitals pursuant to an agreed upon purchase order and to a distributor, DMS Pharmaceutical Group, Inc. (“DMS”) at a contracted rate for the treatment of patients at military facilities throughout the U.S. We engage a third-party contractor to provide services in connection with a patient support program to manage patient cases and to ensure that complete and accurate billing information is provided to payers and hospitals.

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

Some human cell or tissue products that are intended for implantation, transplantation, infusion, or transfer into a human recipient are regulated solely as human cell, tissue, and cellular or tissue-based products (“HCT/Ps”) and do not require the FDA’s premarket review. If these cell or tissue products do not meet the FDA’s requirements for regulation solely as an HCT/P, they require FDA premarket review and marketing authorization. The types of marketing authorizations required for non-HCT/P cell therapy products have evolved since cell therapy products were initially introduced. Epicel was approved by FDA’s Center for Devices and Radiological Health (“CDRH”) as an HUD under an HDE in 2007 but now is regulated by CBER under the same medical device regulations. MACI, approved in 2016, is regulated by CBER as a combination cell therapy/device product and required an approved BLA to be marketed in the U.S. Significant changes to products approved under a BLA require a supplemental BLA to be approved before such changes to products may be marketed in the U.S. In August 2024, the FDA approved a supplemental BLA expanding the MACI indication to add instructions for the arthroscopic delivery of MACI to the product’s approved labeling. NexoBrid is regulated by FDA’s Center for Drug Evaluation and Research (“CDER”) as a botanical protein biologic, and the BLA associated with it was approved by the FDA on December 28, 2022, paving the way for marketing and commercialization in the U.S. Subsequently, in August 2024, the FDA approved a supplemental BLA expanding NexoBrid’s indication to include pediatric patients. Commercial production of these products must occur in FDA-registered facilities in compliance with cGMP requirements.

Regulatory Process

The FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act (“FFDCA”) and the Public Health Service Act (“PHSA”), and their implementing regulations. Obtaining approval of a BLA for a new biological product is a lengthy process, from the development of a new product through preclinical and clinical testing. This process takes several years and requires the expenditure of significant resources. There can be no assurance that our current or future product candidates will ultimately receive approval.

The FFDCA, PHSA, and other federal and state statutes and regulations govern the research, testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, use, adverse event reporting, and advertising and promotion of our products. Noncompliance with applicable requirements can result in inspectional observations, FDA warning letters, civil penalties, recalls, injunctions or seizures of products, refusal of the government to approve our marketing applications or to allow us to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

The MHRA is responsible for regulating the medicinal products market in the United Kingdom (Great Britain and Northern Ireland). An MHRA authorization must be obtained for each medicine to be marketed in the regions that comprise the United Kingdom. On January 1, 2024, the MHRA launched the International Recognition Procedure (“IRP”), which provides for an expedited authorization procedure for products that have received positive marketing authorization decisions from trusted partner agencies, such as the FDA. Even so, there can be no assurance that our current or future product candidates will ultimately receive approval.

Product Approval in the U.S.

To obtain an FDA license for, or approval of, a new biological product, sponsors must submit proof of safety, purity and potency, or effectiveness. In most cases, such proof entails extensive non-clinical (also known as preclinical) studies in animal models and well-controlled clinical trials in human subjects. The testing and preparation of necessary applications and the processing of those applications by the FDA is expensive, can take several years to complete, and can have uncertain outcomes. The FDA regulatory review and approval process is complex and can result in requests for additional data, resulting in increased development costs, and time to market delays, or could preclude us altogether from bringing to market new products. The FDA may also require post-marketing studies and risk evaluation and mitigation strategies (“REMS”) as conditions of approval. These requirements, if imposed, add to the cost of regulatory compliance and the cost of selling, due to complex distribution and restricted commercial operations. Product approvals may be withdrawn if compliance with applicable regulations is not maintained or if safety issues are identified during routine safety monitoring following commercialization.

Adequate and well-controlled clinical studies are required by the FDA for approval of a BLA. To conduct a clinical trial in the U.S., the study sponsor is required to submit an IND application, including the study protocols, prior to commencing human clinical trials. The submission must be supported by data, typically including the results of nonclinical, manufacturing and laboratory testing. The conduct of the nonclinical tests must comply with Good Laboratory Practices, as well as applicable cGMP requirements. Long-term nonclinical testing, such as animal reproductive toxicity and carcinogenicity studies, is conducted if warranted and its results are submitted in connection with the IND to support clinical investigations conducted to support a future BLA. Following the initial submission of the IND, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If questions or objections are not raised within that period, the clinical trial of the investigational product may commence according to the protocol submitted to the FDA and following Institutional Review Board (“IRB”) approvals for each of the clinical sites where the study will be conducted. Protocol amendments need to be submitted and approved by the IRB and/or FDA prior to implementation. Clinical studies can also be conducted outside of the U.S. with or without a U.S. IND. However, a clinical trial application (“CTA”) or IND is required to be submitted to the local competent regulatory authority to begin conducting human clinical trials. The CTA has similar data requirements to those of an IND including the need for IRB and/or Ethics Committee approvals for investigational protocols.

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

Product Approval in the UK

We are currently focused on obtaining regulatory and marketing approval for MACI in the United Kingdom through the MHRA and, if successful, anticipate commercializing MACI in the UK in 2027. MACI is regulated by the MHRA as an advanced therapy medicinal product. As of January 1, 2021, European Union law no longer directly applies in the UK. The UK has adopted existing European Union medicines regulation as standalone UK legislation with some amendments to reflect procedural and other requirements with respect to marketing authorizations and other regulatory provisions. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnology products.

On January 1, 2024, the MHRA implemented a new international recognition procedure (“IRP”), which enables applicants who have already received marketing authorization for a medicinal product from a specified “Reference Regulator” to obtain UK authorization through a streamlined assessment process. The procedure applies to marketing authorization applications for chemical and biological new active substances, known active substances, generic applications, hybrid applications, biosimilar applications, and new fixed combination products. Reference Regulators include the FDA (United States), the Therapeutic Goods Administration (Australia), Health Canada (Canada), SwissMedic (Switzerland), the Health Science Authority (Singapore), the Pharmaceuticals and Medical Devices Agency (Japan), and the European Medicines Agency, along with EU/EEA Member State Competent Authorities.

The IRP features two recognition routes with distinct eligibility requirements and timelines. Recognition Route A follows a 60-day timetable (with no clock stop) and is available when the Reference Regulator approval was granted within the previous two years, the manufacturing process remains the same as that approved by the Reference Regulator, and none of the Recognition B criteria apply. Recognition Route B follows a 110-day timetable (with one clock stop at day 70) and applies when the Reference Regulator approval was granted within the previous 10 years and at least one of 24 specified criteria is met. These criteria include situations where the Reference Regulator granted a conditional or exceptional circumstances authorization; additional manufacturing sites have been cited that were not assessed by the Reference Regulator; substantial changes exist in the manufacturing process or analytical methods; the environmental risk assessment or risk management plan was not assessed by the Reference Regulator; the product is a first-in-class new active substance, an advanced therapy medicinal product, or a fractionated plasma product; or the application seeks orphan drug designation.

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

Except in certain circumstances, HUDs approved under an HDE cannot be sold for profit, i.e., for an amount that exceeds the costs of research and development, fabrication, and distribution of the device. Under the current HDE provision, as amended by the Food and Drug Administration Safety and Innovation Act (the “FDASIA”), a device is eligible to be sold for profit after receiving HDE approval if the device is intended for the treatment or diagnosis of a disease or condition that occurs in pediatric patients or in a pediatric subpopulation, and such device is labeled for use in pediatric patients or in a pediatric subpopulation in which the disease or condition occurs; or is intended for the treatment or diagnosis of a disease or condition that does not occur in pediatric patients or that occurs in pediatric patients in such numbers that the development of the device for such patients is impossible, highly impracticable, or unsafe. If the FDA determines that a HUD meets the eligibility criteria, the HUD is permitted to be sold for profit after receiving HDE approval so long as the number of devices distributed in any calendar year does not exceed the FDA-determined Annual Distribution Number (“ADN”) for the device. The holder of the HDE must immediately notify the FDA if the number of devices distributed during a calendar year exceeds the ADN. The ADN is determined by the FDA (i) when the agency approves the original HDE application, or (ii) when the agency approves an HDE supplement for an HDE approved before the enactment of FDASIA if the HDE holder seeks a determination based upon the profit-making eligibility criteria, and the FDA determines that the HUD meets the eligibility criteria.

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

In the UK, marketing authorization holders (“MAHs”) bear comprehensive obligations under the MHRA regulatory framework encompassing pharmacovigilance, manufacturing, regulatory affairs, and documentation. MAHs must maintain a UK-accessible Pharmacovigilance System Master File, appoint a Qualified Person for Pharmacovigilance based in the UK, submit serious Individual Case Safety Reports (“ICSRs”) for serious adverse reactions within 15 calendar days and non-serious UK adverse reactions within 90 calendar days, operate a risk management system using the EU risk management plan (“RMP”) template, and submit Periodic Safety Update Reports. MAHs must also continuously assess new data on their product to ensure that its risk-benefit balance remains positive. For manufacturing and distribution, MAHs must ensure that the manufacturer(s) comply with good manufacturing practice (“GMP”) compliance, conduct annual Product Quality Reviews, and hold GMP certificates for all manufacturing sites, and that the whole distributors comply with Good Distribution Practices. Regulatory obligations include adhering to marketing authorization conditions, obtaining approval for main variations prior to implementation, submitting renewal applications at least nine months before expiry, notifying authorities of product launches or withdrawals, and paying applicable fees. All regulatory, clinical, quality and safety documentation must be retained and readily available for inspection.

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

The federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment by federal programs (including Medicare and Medicaid) claims for items or services, including for medical devices or biological products, that are false or fraudulent. Although we would not submit claims directly to payers, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product for off-label uses. In addition, our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information, and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $14,308 and $28,619 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and penalties associated with various federal criminal statutes (although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate federal criminal statutes). If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, imposes requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors, or agents that perform services involving the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state, and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways, some, but not all, of which may apply to our business activities.

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. In addition, a provision of the Patient Protection and Affordable Care Act (“ACA”), referred to as the Sunshine Act, requires manufacturers of drugs, medical devices, and biologics to track and report to the federal government certain payments or other transfers of value made to covered recipients including physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals in the previous calendar year. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse midwives). These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

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

As of January 1, 2021, European Union law no longer directly applies in the UK. The UK has adopted existing European Union medicines regulation as standalone UK legislation with some amendments to reflect procedural and other requirements with respect to marketing authorizations and other regulatory provisions. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnology products. On January 1, 2024, the MHRA implemented a new international recognition procedure (“IRP”), which enables applicants who have already received marketing authorization for a medicinal product from a specified “Reference Regulator” to obtain UK marketing authorization through a streamlined assessment process.

Pharmaceutical Coverage and Reimbursement

In the U.S. and other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers, including government health administrative authorities, managed care providers, private health insurers, and other organizations. Third-party payers are increasingly examining the medical necessity and cost effectiveness of medical products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of our products. Factors that payers consider in determining reimbursement include whether the product is (i) a covered benefit under its health plan; (ii) safe, effective, and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. Third-party reimbursement adequate to enable us to realize an appropriate return on our investment in research and product development may not be available for our products. Further, one payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage and reimbursement for the product and the level of coverage and reimbursement can differ significantly from payer to payer.

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

There has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. At a federal level, President Trump signed an Executive Order on May 12, 2025, intended to deliver most favored nation (“MFN”) drug pricing to American patients. This MFN order expressed the Administration’s view that Americans are unfairly subsidizing low-cost prescription drugs and biologics in other developed countries and facing “overcharges” for the same products in the United States. In a subsequent press release, HHS communicated its expectation that pharmaceutical companies “align” their “U.S. pricing” with “the lowest price in an OECD country with a GDP per capita of at least 60 percent of the U.S. GDP per capita.” On July 31, 2025, President Trump sent letters to 17 pharmaceutical companies calling upon every manufacturer to take several actions within 60 days, including to guarantee MFN pricing for newly launched drugs and to return increased revenues abroad to American patients and taxpayers. President Trump also signaled a 100% tariff threat on branded or patented drugs unless a company is building its manufacturing plant in America. By December 2025, fourteen companies signed MFN agreements with the government under the Trump Administration. Although the agreements remain confidential, they reportedly guarantee MFN prices on all new innovative products which a company brings to market and require a company to repatriate increased foreign revenue on existing products that it realizes as a result of the U.S. trade policies. The Administration also seeks to base drug pricing on international benchmarks in models proposed by CMS’s Center for Medicare and Medicaid Innovation (“CMMI”). The “GENErating cost Reductions for U.S. Medicaid” (“GENEROUS”) model would be voluntary and require manufacturers to pay supplemental Medicaid rebates to effectuate international prices. The “Global Benchmark for Efficient Drug Pricing” (“GLOBE”) and “Guarding U.S. Medicare Against Rising Drug Costs” (“GUARD”) models would be mandatory and implement new drug rebate calculations for select drugs in Medicare Parts B and D, respectively. These measures may materially and adversely affect the price we receive for any of our products.

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

The main competing treatments for MACI in the U.S. are microfracture and osteochondral allograft. Microfracture, a minimally invasive procedure that can be performed during the initial arthroscopic procedure, involves creating small fractures in the underlying bone allowing bone marrow to enter the defect. This treatment eventually forms a weaker form of cartilage known as fibrocartilage which can offer shorter term relief but is at high risk of breaking down in larger defects. This treatment is sometimes augmented with allograft derived products such as BioCartilage® and Cartiform® (distributed by Arthrex, Inc.) and Prochondrix® (distributed by Stryker Corporation). Additionally, CartiMax® (distributed by ConMed Corporation) is an allograft filler that can be used to treat certain cartilage defects. Other competitive treatments in the U.S. include a juvenile donor-derived allograft product, DeNovo® NT, marketed by Zimmer Biomet Holdings, Inc. The osteochondral allograft procedure involves the transplant of a bone and cartilage graft from a deceased donor. The donor tissue is processed by a number of tissue banks and distributed by several companies. There are multiple other cartilage repair technologies currently being studied in clinical and preclinical studies. Hyalofast® is a biodegradable hyaluronic acid-based scaffold used in conjunction with autologous concentrated bone marrow aspirate being developed by Anika Therapeutics, Inc. The Phase 3 trial completed patient enrollment in 2023. The final module of clinical data was filed with FDA in late 2025. Potential U.S. launch is anticipated in the future. Agili-C® is a non-cellular biphasic implant derived from aragonite coral which is implanted into the subchondral bone. On March 29, 2022, Agili-C received premarket approval from the FDA and is indicated for the treatment of International Cartilage Repair Society (ICRS) grade III or above knee-joint surface lesions, with a total treatable area of 1-7cm2 for patients without severe osteoarthritis. Agili-C was developed by CartiHeal, a privately held company headquartered in Israel. In January 2024, Smith & Nephew, plc. completed the acquisition of CartiHeal, the developer of Agili-C.

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

Patients who are severely burned over a substantial portion of their TBSA have few options for permanent skin coverage. When undamaged skin is available, a procedure known as meshed split-thickness auto-grafting can be considered. However, this option becomes less viable as the percentage of TBSA burn increases. Epicel is a potentially lifesaving therapy and represents the only FDA-approved option for patients with TBSA burns greater than 30%. In September 2018, the FDA-approved Avita Medical, Inc’s RECELL® System for use in partial-thickness burns and in full-thickness burns in conjunction with meshed split-thickness auto-graft. The RECELL system is a device which enables the on-site preparation of an autologous epithelial cell suspension, and it is most often used to treat patients with burns covering less than 30% of the TBSA. One RECELL kit can treat an approximately 10% TBSA wound.

NexoBrid is the first enzymatic agent to have demonstrated rapid and consistent removal of eschar in adult and pediatric patients suffering from deep partial-thickness and full-thickness thermal burns. NexoBrid has a novel mechanism of action and is the only product that specifically targets eschar or non-viable tissue, thereby preserving viable tissue and potentially minimizing the need for subsequent skin grafting in burn patients. The current standard of care for eschar removal of deep partial-thickness and full-thickness burns in the U.S. is surgical excision, which can result in both viable and non-viable tissue being removed. Surgical excision involves the use of sharp instruments or hydrosurgery, through the use of the Versajet IITM Hydrosurgery System (Smith & Nephew, plc.). Other non-surgical treatments include clostridial collagenase ointment (Santyl®)

(Smith & Nephew, plc.), antimicrobial agents (silver sulfadiazine), or hydrogels. Although less invasive than surgical excision, prior to NexoBrid, non-surgical debridement agents have often been considered inefficient, can result in a lengthy sloughing period, and have the potential for the development of granulation tissue and increased infection and scarring. Other than NexoBrid, Santyl is the only FDA-approved product for enzymatic eschar removal in the U.S.

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

Employees and Human Capital Resources

As of December 31, 2025, we employed approximately 398 full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

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

Available Information

Additional information about Vericel, including for complying with our disclosure under the SEC’s Regulation FD (Fair Disclosure), is included on our website, at www.vcel.com. Information on our website is not incorporated by reference into this Annual Report. We make available on our website free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the Securities and Exchange Commission (“SEC”). Our reports filed with the SEC are also made available on its website at www.sec.gov. The following Corporate Governance documents are also posted on the Investor Relations section of our website: Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Insider Trading Policy, Special Trading Procedures for Insiders, Board Member Attendance at Annual Meetings Policy, Director Nominations Policy, Shareholder Communications with Directors Policy and the Charters for each of the Committees of the Board of Directors.

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
•Although we reported net income for the years ended 2024 and 2025, we have incurred losses in the past and may not achieve consistent profitability for some time or at all.
•Our products and product development programs are based on novel technologies and are inherently risky, which may decrease the chances of regulatory approval and could have a material effect on our financial condition and operating results.
•If we do not effectively expand and train our direct sales force, we may be unable to add new customers or increase sales to our existing customers, and our business will be adversely affected.
•Expansion into international markets is expected to be an aspect of our long-term growth, and as we expand internationally, we will face additional business, political, legal, regulatory, operational, financial, and economic risks, any of which could increase our costs and hinder such growth.
•We may not be able to raise the required capital to develop and commercialize our future product candidates and otherwise grow and expand our business.
•Current financial market conditions may exacerbate certain risks affecting our business.
•We are dependent on our key manufacturing, quality and other management personnel and the loss of any of these individuals could harm our business.
•Inflationary pressures and our responses thereto as well as other unfavorable global and regional economic conditions, geopolitical events, and conflicts, such as repercussions from the ongoing conflicts in Ukraine or the Middle East region could harm or adversely affect our business.
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
•The commercial success of NexoBrid in the U.S. is dependent, in part, on MediWound’s ability to timely manufacture and supply sufficient quantities of NexoBrid to meet customer demand. To the extent MediWound is unable to manufacture NexoBrid in accordance with the requirements of its BLA approval, or experiences supply chain or other disruptions, whether as a result of the conflicts in the Middle East region involving Israel, tensions between China and Taiwan, or some other event, it could adversely affect the commercial success of NexoBrid.
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

•Failure to obtain adequate reimbursement and reimbursement rates for our products, which could result from recent MFN-related efforts, could have a material adverse effect on our financial condition and operating results.
•Failure to obtain and/or maintain required regulatory approvals would severely limit our ability to sell our products.
•Corporate sustainability and any related reporting obligations may adversely impact our business, financial condition and results of operations.
•Any changes in the regulatory requirements that affect our products and/or future product candidates could prevent, limit or delay our ability to market or develop new product candidates.
•Changes to our products or future product candidates, including the use of MACI to treat cartilage defects in the ankle, will require regulatory approvals following the conduct of a clinical trial or trials, which could result in the delay of the change being made or, if not approved, prevent any changes from being made.
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
•variability in burn-care treatments;
•pace and timing of surgeon training and procedural adoption;
•volume of revenues;
•results of or developments in nonclinical studies and clinical trials of our product candidates and timing of achievement of related regulatory milestones;
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
•rapid changes in trade policy;
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

There can be no assurance that we will be able to manage our future growth efficiently or profitably. Our business remains unproven at a large-scale operational level and actual revenue and operating margins, or revenue and margin growth, may be less than expected. If we are unable to scale our production capabilities efficiently or maintain pricing without significant discounting, we may fail to achieve expected operating margins, which would have a material and adverse effect on our operating results. For example, we are planning to move our cell therapy manufacturing operations to our new and larger facility in Burlington, Massachusetts to support our potential growth, but if the qualification of such facility is delayed, we may be limited in our ability to meet future demand for our products. Growth may also stress our ability to adequately manage our operations, quality of products, safety and regulatory compliance. For example, as we expand our commercial operations outside of the U.S., our operations will require additional operational and reimbursement capabilities and will become subject to the regulations of additional jurisdictions, which will subject us to additional compliance expenses. If growth significantly decreases it will negatively impact our cash reserves, and we may be required to obtain additional financing, which may increase indebtedness or result in dilution to shareholders. Further, there can be no assurance that we would be able to obtain additional financing on acceptable terms, if at all.

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

Although we reported net income for the years ended December 31, 2024 and 2025, we have incurred losses in the past and may not achieve consistent profitability for some time or at all.

For the years ended December 31, 2025 and 2024, we reported net income of $16.5 million and $10.4 million, respectively. Prior to that, with the exception of the year ended December 31, 2020, when we reported net income of $2.9 million, we had incurred net losses each year since our inception.

Although we believe we can continue to achieve profitability without the need to raise additional capital, we may incur operating losses over the next several years despite sales increasing, due to continuing expenses related to research and development, the qualification of our new manufacturing facility, expenses associated with our planned international expansion for commercial operations, and the expense associated with continuing the commercialization of our approved products. We cannot predict with any certainty the existence or amount of future losses. Our ability to maintain profitability will depend on, among other things, increasing sales of our current products, improving gross margins, successfully commercializing new products (including the recent commercial launch of MACI Arthro), completing the development of our future product candidates (including MACI Ankle™, for which we initiated a clinical trial in the fourth quarter of 2025), timely initiation and completion of clinical trials, obtaining regulatory approvals, establishing manufacturing, sales and marketing arrangements with third parties, maintaining supplies of key manufacturing components and the possible acquisition and development of additional and complementary products. Therefore, we may not be able to consistently achieve or sustain profitability.

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

Market acceptance of any future product candidates (including MACI Ankle, for which we initiated a clinical trial in the fourth quarter of 2025), if approved, will not be fully known until after they are launched and may be negatively affected by a potentially poor safety experience and the track record of other similar products and product candidates. Further, continued market acceptance of Epicel, MACI, MACI Arthro and NexoBrid, and any future product candidates that may be approved, depends on our efforts to educate the medical community and third-party payers on the benefits of our products and product candidates and will require significant resources from us. If the medical community or patients do not accept the safety and effectiveness of our products, it could negatively affect our ability to sell those products, which would have a material adverse impact on our business, financial condition and operations.

If we do not effectively expand and train our direct sales force, we may be unable to add new customers or increase sales to our existing customers, and our business will be adversely affected.

During 2025, we began an expansion of our MACI sales force. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel. We have expanded our sales organization significantly in recent periods and may do so again in the future. There is significant competition for sales personnel with the skills and technical knowledge that we require. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and potential future hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, some members of our sales force are new to our company and selling our products, and therefore may be less effective than our more seasoned sales personnel. Furthermore, hiring sales personnel in new territories and regions, or expanding our existing presence, requires upfront and ongoing expenditures that we may not recover if the sales personnel fail to achieve full productivity. We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business and results of operations will be adversely affected.

Expansion into international markets is an aspect of our long-term growth, and as we expand internationally, we will face additional business, political, legal, regulatory, operational, financial, and economic risks, any of which could increase our costs and hinder such growth.

Expanding our business to attract customers in countries other than the United States is an element of our long-term business strategy. For example, we have initiated a staged approach to expanding our MACI operations outside of the U.S. and initially into the United Kingdom. Conducting business internationally involves a number of risks, including:

•uncertain legal and regulatory requirements applicable to our industry;
•multiple, conflicting and changing laws and regulations such as tax laws, privacy and data protection laws and regulations, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•obtaining regulatory approvals or clearances where required for the sale of our products in various countries;
•protecting and enforcing our intellectual property rights;
•natural disasters, political and economic instability, including wars, terrorism, social or political unrest, including civil unrest, protests, and other public demonstrations, outbreaks of disease, pandemics or epidemics, boycotts, curtailment of trade, and other market restrictions;
•uncertainty surrounding the impact of the Trump Administration’s efforts to deliver MFN drug pricing to American patients on drug prices in international markets;
•uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments; and
•regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the U.S. Foreign Corrupt Practices Act (the “FCPA”), and comparable laws and regulations in other countries.

Our ability to continue to expand our business and to attract customers and talented employees in various international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple legal systems, alternative dispute resolution systems, regulatory systems, and commercial infrastructures. Entering new international markets will be expensive, our ability to successfully gain market acceptance in any particular market is uncertain, and the distraction of our senior management team could harm our business, financial condition, and results of operations.

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

Despite these efforts, threats from malicious persons and groups, new vulnerabilities, intentional or inadvertent insider personnel misconduct, and advanced and increased attacks against our and our service providers’ or partners’ information systems create risk of cyber security and/or privacy incidents. These threats could include use of harmful malware or ransomware, protected health information leakage from implementing third-party technology to process and share data, and our information technology systems could be compromised by internal and outside parties intent on extracting ransom or information, corrupting data or disrupting business practices. There can be no assurance that we will not be subject to cyber security or privacy incidents that evade our security or privacy measures, result in the loss of personal health information, intellectual property, or other data subject to privacy laws or disrupt our information systems and business. We are focused on developing and enhancing of our controls, processes and practices designed to protect our information systems from attack, damage or unauthorized access, however, the techniques and sophistication used to conduct cyber-attacks and breaches of information systems frequently change. For example, the deployment of evolving artificial intelligence tools used to identify vulnerabilities and create more deceptive phishing attempts have the potential to not be recognized until such attacks are launched or have been in place for a period of time. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures and processes or to investigate and remediate cyber security or privacy vulnerabilities. Although the Company has been subjected to cyber threats and attacks, to date there have been no incidents of which we are aware that have had a material effect on our business or operations. The occurrence of any of these events could result in interruptions, delays, the loss, access, misappropriation, disclosure or corruption of data or intellectual property, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to federal and state governmental inquiries, any of which could have a material adverse effect on our financial position and results of operations and harm our business reputation. Any of these events could give rise to potential costs and consequences that cannot be estimated or predicted, and which may not be fully insured by our cyber risk insurance policy. For example, the SEC has adopted rules requiring the disclosure of cybersecurity incidents that we determine to be “material,” to be made within four business days of such determination, which can be complex, requiring a number of assumptions based on several factors. It is possible that the SEC may not agree with our determinations, which could result in fines, civil litigation or damage to our reputation.

In addition, regulators in the U.S. and globally are also inquiring more about and imposing greater monetary fines for privacy violations. The FTC has announced that it will begin enforcing the Health Breach Notification Rule, and has enforced the Rule several times. The FTC and many states have specific requirements for collecting and processing certain data including data minimization, data de-identification, opt out rights, deletion and sharing.

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

We have developed comprehensive, integrated information technology (“IT”) systems for the intake of physician orders for our products, to track product delivery, and to store patient-related data that we obtain for purposes of manufacturing MACI and Epicel. We rely on these systems to maintain the chain of identity for each autologous product, and to ensure timely delivery of product, prior to expiration. Each of our autologous products has a limited usable life measured in days from the completion of the manufacturing process to patient implant or grafting, therefore, maintaining accurate scheduling logistics is critical. Accordingly, in addition to regularly evaluating and making changes and upgrades to our IT systems, we have recently implemented a new enterprise resource planning (“ERP”) system. While we follow a disciplined methodology when evaluating and making such changes, there can be no assurances that we will successfully implement such changes, that such changes will occur without disruptions to our operations, that the new or upgraded systems will achieve the desired business objectives or that the internal controls will be effective in preventing misstatements in financial reporting. Any such disruptions, inadequate internal controls or the failure to successfully implement new or upgraded systems such as those referenced above, could have a material adverse effect on our results of operations and could also affect our reputation, our relationship with customers and our products.

Furthermore, our IT systems store and protect the privacy of certain patient information, which is required for the manufacture of our individualized cell therapy products. We have also developed an integrated information technology system for care coordination for MACI patients who have opted-in to the MyCartilageCare® program, which we use with our care coordination contractor and our contracted specialty pharmacies. This system contains patient-related information some of which is accessible by company personnel and used for surgery coordination activities. If any of our systems were to fail or be disrupted for an extended period of time, we could lose product sales and our revenue and reputation would suffer. Similarly, in the event our systems were to be breached by an unauthorized third-party, that party could potentially access the aforementioned patient information, which could cause us to suffer further reputational damage and loss of customer confidence. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.

Our inability to complete our product development activities successfully would materially limit our ability to operate or finance our operations.

In order to obtain regulatory approvals necessary to commercialize future product candidates in the U.S. or advancements to our current commercial products, we must conduct adequate and well-controlled clinical trials to demonstrate the safety and effectiveness of those products, in compliance with current regulatory requirements. For example, during the fourth quarter of 2025, we initiated the MASCOT clinical trial designed to evaluate MACI’s use to treat cartilage defects in the ankle. We may not be able to successfully complete the development of future product candidates or advancements to our current commercial products, or successfully market our technologies or future product candidates. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of relevant technologies and future product candidates. Our research and development programs may not be successful, or our cell therapy technologies and future product candidates may not facilitate the production of cells outside the human body with the expected results. Additionally, our technologies and future product candidates may not prove to be safe and effective in clinical trials, and we may not obtain the requisite regulatory approvals for our product candidates. If any of these events occur, our future prospects may be adversely impacted.

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

The FDA, the IRBs, and the sponsor monitor the progress of clinical trials and they may suspend or terminate a clinical trial at any time because of concerns related to patient safety or for other considerations. The FDA may impose a clinical hold on our trials because of safety concerns that have arisen for products or product candidates that are similar to our product candidates. Even when successful clinical results are reported for a product from a completed clinical trial, the durability of response may not be sustained over time or may not be sufficient to support regulatory approval.

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

We use clinical research organizations (“CROs”) to assist in the conduct of our clinical trials. We may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion, or if we are forced to change service providers. Any third-party that we hire to conduct or provide services in connection with our clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials, the commercial prospects for our current and future product candidates could be harmed and our ability to generate product revenue would be delayed or prevented. In addition, we and any provider that we retain will be subject to GCP requirements. If GCP and other regulatory requirements are not adhered to by us or our third-party providers or clinical investigators, the conduct of the trial may be compromised, and the development and commercialization of our current and future product candidates could be delayed or approval may never be obtained.

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

The markets for our products are highly competitive, subject to rapid technological changes, and vary for different product candidates and processes that directly compete with our products. Our competitors in the medical and biotechnology industries may have superior products, research and development, manufacturing, and marketing capabilities, financial resources or marketing positions. These competitors may successfully market products that compete with our products or identify and bring to market new product candidates earlier than we do, which could require us to conduct substantial new research and development activities to establish new product targets. Furthermore, our competitors may have developed, or could in the future develop, new technologies that compete with our products, are less costly than our products or even render our products obsolete. As a result, these competitors may be able to adapt to the market more quickly, take advantage of acquisitions and other opportunities more readily, devote greater resources to the marketing and sale of their products, adopt more aggressive pricing strategies than we can, and more successfully utilize developing technology, including data analytics, artificial intelligence, and machine learning.

To the extent that we or others develop new technologies that address the targeted application for our products, our business may suffer. Finally, if we are unable to continue to develop and market new products and technologies (such as MACI Arthro) in a timely manner, the demand for our products may decrease or our products could become obsolete, and our revenue may decline or our growth prospects may be adversely affected.

We face risks associated with disruptive technologies, innovation and competition, including artificial intelligence.

Increasingly, biopharmaceutical companies are leveraging artificial intelligence, including but not limited to generative artificial intelligence, to streamline business operations. Failure to safely and effectively integrate artificial intelligence tools into our business operations could result in an inability to maintain a competitive edge among industry peers. In particular, such failure could result in an inability to meet industry needs as well as a loss in market share. Further, navigating continually evolving legal and regulatory requirements associated with implementing artificial intelligence tools that may be inconsistent from jurisdiction to jurisdiction may require significant resources to help ensure compliance with U.S. law or various international laws or limit our ability to incorporate certain artificial intelligence capabilities into our operations.

Presently, we employ limited arrays of artificial intelligence technology in our business, the use of which may introduce us to certain risks including dependency on accurate intelligence performance, potential security breaches, challenges in regulatory compliance, ethical considerations, potential workforce disruption, the risk of intellectual property infringement, and other emerging technology risks. It is conceivable that we might integrate additional artificial intelligence solutions into our information systems in the future, potentially assuming a more critical role in our operations over time. However, our competitors or other entities may also integrate artificial intelligence into their information systems and business operations more swiftly or effectively than us, potentially impairing our competitive edge and negatively impacting our financial performance.

Additionally, while we have established policies governing the use of artificial technology, and we safeguard our assets, including intellectual property and sensitive information, we cannot ensure that our employees, contractors or other agents would adhere to those policies. Failure or perceived failure by us to address these risks adequately may negatively impact our operations, reputation and financial performance. Additionally, other unforeseen risks stemming from our use and development of artificial intelligence tools and technology may arise in the future that could adversely affect our business, financial condition and results of operations.

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

Additionally, the escalation of instabilities and tensions in the Middle East region involving Israel could negatively affect MediWound’s ability to supply NexoBrid to the U.S. market. We continue to monitor the conflicts in Israel and are in close communication with MediWound leadership. MediWound’s NexoBrid manufacturing operations are continuing and, as of the date of this disclosure, MediWound does not anticipate a material disruption to its ongoing supply of commercial NexoBrid to the United States. To the extent conflicts in the Middle East region were to result in damage to MediWound’s facilities in Israel or inhibit travel or commercial shipments to and from Israel, MediWound’s ability to continue to supply NexoBrid to the U.S. market could be disrupted. As of the date of this report, we maintain an ample supply of NexoBrid at our U.S.-based third-party logistics provider.

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

We presently conduct all of our commercial manufacturing operations for MACI and Epicel in the U.S., at one facility located in Cambridge, Massachusetts. We have entered into a lease agreement for approximately 126,000 square feet of manufacturing, laboratory and office space in Burlington, Massachusetts, which has been under construction. The Burlington facility is complete, and we are currently utilizing the facility’s office space. Once validated, the facility’s manufacturing component will eventually become the primary manufacturing facility for MACI and Epicel. As a result, all of the commercial manufacturing for the U.S. market of our marketed products, MACI and Epicel, currently takes place at a single U.S. facility. If regulatory, manufacturing, or other problems require us to discontinue production at our facility, we will not be able to supply our products to our patients until the FDA approved qualification of the Burlington facility, which would adversely impact our business. If the Cambridge facility, or some or all of the equipment in it, is significantly damaged or destroyed by fire, flood, power loss, catastrophic incident, or similar event, we will not be able to quickly or inexpensively replace our current manufacturing capacity until FDA qualification of the Burlington facility, and we may not be able to replace our Cambridge facility at all. In the event of a temporary or protracted loss of the Cambridge facility or critical equipment, we might not be able to transfer manufacturing to a third-party before FDA qualification of the Burlington facility would permit us to replace and expand our current manufacturing capacity. Even if we could transfer manufacturing from one facility to a third-party, the shift would likely be expensive and time-consuming, particularly since an alternative facility would need to comply with applicable regulatory and quality standard requirements whereby validation and FDA approval would be required before any products manufactured at that facility could be made commercially available. In addition, we do not currently have a fully automated manufacturing process, which could potentially introduce contaminants to the production process or other problems due to human error.

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

Many of our suppliers are sole or single source suppliers. We do not have long-term supply agreements with many of our sole or single source suppliers of certain components and other materials used in our cell manufacturing process to manufacture our marketed cell therapy products. We purchase our required supply on a purchase order basis, and at any time the suppliers could stop supplying our orders. FDA approval of a new supplier may be required if these materials become unavailable from our current suppliers. Although there may be other suppliers that have equivalent materials that would be available to us, FDA approval of any alternate suppliers, if required, could take several months or a year or more to obtain, if we could obtain such approval at all. Should we need to find alternate manufacturers or suppliers, we will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. Any delay, interruption or cessation of production by our suppliers of important materials, any delay in qualifying new materials, if necessary, or any delay associated with the transition to and verification of any new manufacturers or suppliers would prevent or delay our ability to manufacture products. In addition, a supplier’s variation in a raw material or testing, either unknown to us or incompatible with our manufacturing process, or any other problem with our materials, testing or components, would prevent or delay our ability to manufacture products. These delays may limit our ability to meet demand for our products, which would have a material adverse impact on our business, results of operations and financial condition.

We may be unable to establish any agreements with suppliers or be able to do so on acceptable terms. Even if we are able to establish agreements with suppliers, reliance on them entails additional risks, including the possible breach of the supply agreement by the supplier, and the possible termination or nonrenewal of the agreement by the supplier at a time that is costly or inconvenient for us.

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

To date, our product commercialization efforts have been limited to the U.S. In the event we market any products outside of the U.S. in the future, including in the United Kingdom, we will be required to maintain our foreign regulatory approvals in compliance with regulatory requirements and applicable local regulations to allow for commercialization outside the U.S. Regulatory requirements outside the U.S. often require additional studies and data to obtain registration and, as a result, approval timelines can also be longer than those in the U.S.

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

Maintaining and growing sales of our products will depend in large part on the availability of adequate coverage and the extent to which third-party payers, including health insurance companies, health maintenance organizations, and government health administration authorities such as the military, Medicare and Medicaid, private insurance plans and managed care programs will pay for the cost of the products and related treatment. At the federal level, there has been ongoing scrutiny of drug prices. Under President Biden, HHS began negotiating prices for certain Medicare drugs. Under President Trump, there have been efforts to effectuate MFN drug pricing. These developments indicate the government’s intent to reduce drug spending. Hospitals and other healthcare provider clients that purchase our products typically bill various third-party payers to cover all or a portion of the costs and fees associated with the procedures in which such products are used, sometimes including the cost of the purchase of these products. See section entitled “Business - Government Regulation - Pharmaceutical Coverage and Reimbursement”.

Many private payers in the U.S. use coverage decisions and payment amounts determined by the Centers for Medicare & Medicaid Services (“CMS”), as guidelines in setting their coverage and reimbursement policies. While certain procedures using our products are currently covered by Medicare and other third-party payers, future action by CMS or other government agencies, including the imposition of coverage and reimbursement limitations, or MFN pricing-related efforts, may diminish payments to physicians, outpatient centers and/or hospitals for covered services. Additionally, payers may require us to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products and current and future product candidates to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our products and future products might not ultimately be considered cost-effective. As a result, we cannot be certain that the procedures performed with our products will be reimbursed at a cost-effective level or reimbursed at all. Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Increasingly, third-party payers have attempted to control costs by challenging the prices charged for medical products. Therefore, we cannot be certain that the procedures performed with our products will be reimbursed at a cost-effective level. Nor can we be certain that third-party payers using a methodology that sets amounts based on the type of procedure performed, such as those utilized in many privately managed care systems and by Medicare, will view the cost of our products as justified so as to incorporate such costs into the overall cost of the procedure.

Moreover, we are unable to predict what changes will be made to the reimbursement methodologies used by third-party payers in the future. As a result of the continuing evaluation and assessment of these expected payments, our estimates for expected payments could change. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, the level of such reimbursement. Reimbursement may impact the demand for, or the price of, any product or product candidate for which we obtain marketing approval. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in our products and future product development. If coverage or adequate reimbursement is not available, or if our costs of production increase faster than increases in reimbursement levels, we may not be able to successfully grow the sales of our products or commercialize any current and future product candidates for which marketing approval is obtained. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product or product candidate for which we obtain marketing approval. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more products for which we receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Corporate sustainability matters and any related reporting obligations may adversely impact our business, financial condition and results of operations.

U.S. and international regulators, customers and some investors have focused on corporate sustainability practices and disclosures, and may evaluate our business or other practices according to a variety of sustainability targets, standards, and expectations. For example, new domestic and international laws and regulations relating to sustainability matters are under consideration or being adopted. Additional legislation which may be passed, may cause us to incur significant additional costs of compliance due to the need for expanded data collection, analysis, and certification with respect to greenhouse gas emissions and other climate change related risks, as well as other sustainability topics.

Furthermore, the criteria by which our sustainability practices, including our initiatives and public goals, are assessed may change due to the evolution of the sustainability landscape, which could result in greater expectations of us and may cause us to undertake costly initiatives to satisfy new criteria. Additionally, there are several state-level anti-sustainability initiatives in the U.S. that may conflict with other regulatory requirements or various stakeholders’ expectations. If we are unable to respond effectively to these changes to the sustainability landscape, governments, customers, and investors may conclude that our policies and/or actions with respect to sustainability matters are inadequate. If we fail or are perceived to have failed to achieve previously announced public goals or to accurately disclose our progress on such goals or initiatives, our reputation, business, financial condition and results of operations could be adversely impacted. Additionally, both advocates and opponents to certain sustainability matters have resorted to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.

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

Our ability to conduct business can be significantly impacted by changes in tariffs, changes or repeals of trade agreements, or the imposition of other trade restrictions or retaliatory actions imposed by various governments. For example, the U.S. presidential administration enacted new tariffs during 2025, and has proposed additional changes in trade policy, that significantly increased, and that may further increase, tariffs on foreign imports into the U.S. The imposition of such tariffs have been introduced and paused on numerous occasions, pending negotiations with the relevant countries. Other effects of these changes, including responsive actions from governments, could also have adverse impacts on our financial results. As a result, there continues to be significant uncertainty regarding the extent and duration of applicable tariffs, and their impact on the global economy. All of our operations are currently located in the U.S. and 100% of our revenue in 2025 was derived from U.S. sales of our products. For the next several years we expect that the vast majority of our revenue will continue to be derived from domestic sales. However, should tariffs remain in place on certain other commodities, there is potential for an adverse impact to our operating results. Nevertheless, based on the limited costs associated with imported materials, we expect that current or future tariffs will have an insignificant impact on our cost of goods sold and gross margin moving forward, but we cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on our business.

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

Changes or modifications to our products or to the manufacturing process of any of our products may require the submission of supplements to our BLAs, HDE application, and INDs. These supplements require the generation of data to support the change, and the review and approval by the FDA to obtain authorization for the change in the commercial product or in the investigational biological product before they can be implemented. Obtaining regulatory approvals for these changes may require the conduct of new studies and the purchase of new equipment to justify the change. This can be costly and time-consuming. Regulatory delays can adversely impact our ability to improve our products and to introduce new products in a timely manner, which can be detrimental to our future growth.

For example, we are currently focused on delivering MACI treatment to patients suffering from cartilage damage in the ankle. Following an application to the FDA, we received IND clearance for MACI’s use in the ankle during the second quarter of 2025 and initiated the MASCOT clinical trial during the fourth quarter of 2025.

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

The manufacturing processes, reporting requirements, post-approval clinical data, and promotional activities for each of our products are subject to continued regulatory reporting and periodic inspections by the FDA, as well as other domestic and foreign regulatory agencies. In particular, we and our suppliers, including MediWound, are required to comply with cGMP and GTP regulations for the manufacture of our products and other regulations which include methods and documentation of production controls, labeling, packaging, storage, and shipment of any product, to name a few. Regulatory agencies such as the FDA enforce the cGMP, GTP, and other regulations through periodic inspections and reporting. For example, the holder of an approved BLA or HDE is obligated to monitor and report adverse events and product failures, including critical deviations and lack of efficacy. A BLA or HDE device holder must maintain regulatory compliance for all aspects of the applicable regulations or the holder can be subject to regulatory action, including the recall or withdrawal of the product from the market.

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

The ability of the FDA to review and approve regulatory submissions and new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel, and statutory, regulatory, and policy changes. For example, the Trump administration has taken several executive actions, including the issuance of several Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. The average time to review and approve regulatory submissions at the agency has fluctuated in recent years as a result of some of these factors. In addition, government funding of the SEC and other government agencies on which our operations may depend, including those that fund research and development activities, is subject to the political process, which is inherently unpredictable. On January 20, 2025, President Trump signed an executive order creating an advisory commission, the “Department of Government Efficiency” to reform federal government processes and reduce expenditures. Potential changes in U.S. federal government budgetary priorities and spending could adversely affect funding and staffing levels at the FDA, which could impose constraints on its ability to engage in oversight and respond in a timely manner to product related submissions, including with respect to its ongoing review of our Investigational New Drug application, amendments and supplements for our MACI Ankle (MASCOT) trial for which we received FDA IND clearance for during the second quarter of 2025 and initiated during the fourth quarter of 2025.

Disruptions at the FDA and other agencies may also slow the time necessary to review and/or approve product candidates or changes to existing products, approve the qualification of the Burlington manufacturing facility and/or conduct required inspections of our and/or third-party manufacturing and testing facilities, and approve and/or inspect third-party contractors and/or potential new or alternate suppliers of materials used in our MACI and Epicel cell manufacturing processes, all of which would adversely affect our business. For example, beginning on February 13, 2025, the Department of Health and Human Services began firing a large number of its probationary employees, a category that includes new federal employees and employees recently promoted or transferred to new positions or agencies. Larger layoffs may follow, according to a memorandum issued by the Office of Personnel Management on February 26, 2025. These terminations, if they withstand legal challenges, may significantly delay and impede our interactions with FDA. Similar results may stem from the recent confirmed resignations of some senior FDA employees with responsibility for regulation of drugs and biologics, as well as possible future layoffs and resignations. Additionally, the U.S. government has previously shut down, including for a prolonged period during the second half of 2025. During previous shutdowns, certain regulatory agencies, including the FDA and the Biomedical Advanced Research and Development Authority (“BARDA”), have had to furlough essential employees and stop critical activities, including during the 2025 shutdown. If such layoffs, further resignations, a prolonged government shutdown, or other disruptions occur in the future, it could significantly impact the ability of the FDA to perform any of the functions described above, which could have a material adverse effect on our business.

Additionally, there is substantial uncertainty as to how, if at all, the current presidential administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our products and product candidates. The FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action. If we are slow or unable to adapt to any changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

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

Furthermore, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act (jointly, the ACA), which includes measures to significantly change the way health care is financed by both governmental and private insurers. In August 2022, President Biden signed the Inflation Reduction Act (“IRA”), which permitted for the first time the Department of Health and Human Services (“HHS”) to negotiate prices directly with participating manufacturers for certain high expenditure, qualifying single source Medicare drugs without generic or biosimilar competition. In May 2025, President Trump signed an Executive Order intended to deliver MFN drug pricing to American patients. Follow-on efforts, including negotiating MFN agreements with pharmaceutical companies and proposing CMMI models with international benchmarks, seek to effectuate the order.

These laws and efforts, and other state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Litigation and legislative efforts to change or repeal the ACA may be initiated in the coming months and years, with unpredictable and uncertain results.

While we cannot predict what impact on federal reimbursement policies these laws or any replacement law will have in general or specifically on any product we may commercialize in the future, modifications to the ACA or IRA, subsequent Executive Branch action, or HHS implementation of current laws may result in downward pressure on reimbursement, which could negatively affect market acceptance of new products. Any rebates, discounts, taxes costs or regulatory or systematic changes on healthcare may have a significant effect on our profitability in the future. We cannot predict how the ACA, IRA, or MFN-related efforts will be implemented, whether future litigation will be filed seeking to revise the laws or to challenge executive actions, or whether other laws or proposals will be made or adopted, or what impact these efforts may have on us.

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

Given recent federal and state government initiatives directed at lowering the total cost of healthcare, the executive branch, Congress and state legislatures will likely continue to focus on healthcare reform and the reform of the Medicare and Medicaid programs. For example, on April 15, 2025, President Trump issued an executive order entitled “Lowering Drug Prices by Once Again Putting Americans First,” which outlined several initiatives, including modifying the IRA’s Medicare Drug Price Negotiation Program and directing FDA to enhancing generic/biosimilar competition and drug importation. President Trump also signed another executive order intended to deliver MFN drug pricing to American patients, and CMMI subsequently proposed a voluntary model for Medicaid and mandatory models for Medicare Parts B and D to effectuate the order. While we cannot predict the full outcome of any such government action or legislation, it may harm our ability to market our products and generate revenues.

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

Through the parties’ License Agreement, MediWound has licensed to us a family of patents covering NexoBrid. The commercial success of NexoBrid depends, in part, on MediWound’s ability to obtain and maintain patent protection and trade secret protection for NexoBrid and its uses, as well as our ability to operate without infringing upon the proprietary rights of others. The family of patents that covers NexoBrid specifically includes approximately 17 granted patents worldwide. However, there can be no assurance that patent applications relating to NexoBrid or related processes or technologies will result in patents being issued, that any patents that have been issued will be adequate to protect that intellectual property or that NexoBrid will enjoy patent protection for any significant period of time. Additionally, any issued patents may be challenged by third parties, and patents that MediWound holds may be found by a judicial authority to be invalid or unenforceable. Other parties may independently develop similar or competing technology or design around any patents that may be issued to or held by MediWound. MediWound’s current patents will eventually expire or they may otherwise cease to provide meaningful competitive advantage, and MediWound may be unable to adequately develop new technologies and obtain future patent protection to preserve our competitive advantage or avoid adverse effects on our business.

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

We face an inherent business risk of exposure to product liability claims in the event that the manufacture and/or use of our products during clinical trials, or after commercialization, result in adverse events. Moreover, we derive the raw materials for MACI and Epicel from patients serving as their own donors, the production process is complex, and the handling requirements are specific. All of these factors increase the likelihood of quality failures and subsequent product liability claims. We may incur material liabilities relating to product liability claims in the future, including product liability claims arising out of the usage of MACI, MACI Arthro, Epicel or NexoBrid. Additionally, we may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage or at all. If we are unable to obtain insurance, or if claims against us substantially exceed our coverage, then our business could be adversely impacted. Excessive insurance costs or uninsured claims would increase our operating loss and adversely affect our financial condition. Whether or not we are ultimately successful in any product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources and could result in, among other things:

•Significant awards against us;
•Substantial litigation costs;
•Recall of the product;
•Decreased demand for our products or product candidates;
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

In order to grow and expand our business and to introduce other new product candidates and product enhancements into the marketplace, we may need to raise additional funds. We may also need significant additional funds or a collaborative partner, or both, to finance the research and development activities of future product candidates for additional indications or in additional markets.

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

We rely upon third parties for certain aspects of our business, including collaboration partners, wholesale distributors, contract clinical trial providers, contract manufacturers and third-party suppliers. Because of the tightening of global credit in recent years, volatility in the financial markets, and global inflationary pressures, there may be a delay or disruption in the performance or satisfaction of commitments to us by these third parties, which could adversely affect our business.

We may incur substantial indebtedness.

On July 29, 2022, we entered into a $150.0 million five-year senior secured Revolving Credit Agreement. As of December 31, 2025, we had no outstanding borrowings under the Revolving Credit Agreement. We may be exposed to the impact of interest rate changes primarily through our borrowing activities. Subject to the limits contained in the Revolving Credit Agreement, we may incur substantial additional debt from time-to-time for general corporate purposes, including, without limitation, acquisitions and capital expenditures, and such other uses as permitted under the Revolving Credit Agreement. If we do so, the risks related to our debt could intensify. Specifically, our debt could have important consequences to our investors, including the following:

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing conflicts in Russia and the Middle East Region and political and military developments in South America, and sustained high levels of inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the ongoing conflicts in Ukraine and the Middle East region and political and military developments in South America, geopolitical tensions, or sustained high levels of inflation.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions due, in part, to the conflicts in Ukraine and the Middle East region involving Israel and political and military developments in South America. Although the length and impact of the ongoing conflicts in Ukraine and the Middle East region and political and military developments in South America are highly unpredictable, the geopolitical uncertainty caused by the conflicts and developments has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has contributed to sustained high levels of inflation globally. Although inflation has moderated slightly, it has remained persistent in the United States in recent years due, in part, to supply chain issues, elevated energy prices, labor shortages and trade policies, among other factors. We are continuing to monitor inflation, the situations in Ukraine, the Middle East region and South America and global capital markets and assessing the potential impact on our business.

Although, to date, our business has not been materially impacted by the ongoing military conflicts in Russia and the Middle East region or the political and military developments in South America, geopolitical tensions, or sustained high levels of inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the ongoing conflicts in Ukraine and the Middle East region and political and military developments in South America, geopolitical tensions, sustained high levels of inflation and resulting market disruptions are impossible to predict but could be substantial.

We are dependent on our key manufacturing, quality and other management personnel and the loss of any of these individuals could harm our business.

Our success depends largely upon the efforts of our key management and manufacturing and quality staff. The loss of any of these individuals, or our inability to attract and retain highly qualified scientific and management personnel in a timely manner, could materially and adversely affect our business and our future prospects. In the future, we may need to seek additional manufacturing and quality staff members. There is a high demand for highly trained manufacturing and quality personnel in our industry. We face competition for such personnel from other companies, research and academic institutions and other entities. Although, to date, we have not experienced a material number of departures among our manufacturing staff, we cannot be sure such departures will not occur in the future. We do not know whether we will be able to attract, train and retain highly qualified manufacturing and quality personnel in the future, which could have a material adverse effect on our business, financial condition and results of operations. A loss of one or more of our key personnel could severely and negatively impact our operations. Our key personnel are employed “at-will,” and any of them may elect to pursue other opportunities at any time. We have no present intention of obtaining key man life insurance on any of our key management, manufacturing, quality or other personnel.

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

We are subject to income taxes in the U.S. From time to time, various legislative or administrative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our tax positions or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. The OBBBA, enacted in 2025, includes a broad range of tax reform provisions that may affect our financial results. Among other provisions, the OBBBA includes the allowance of immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act of 2017. We could face audit challenges on how we apply the tax laws that could have a negative impact on our provision for income taxes. We continue to monitor new tax legislation or other developments since our future earnings could be negatively impacted by changes in tax legislation, changes in tax rates and tax base such as limiting, phasing-out or eliminating deductions or tax credits, increased taxation of certain excess income from intellectual property, revising tax law interpretations and changes in other tax laws in the U.S.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We have developed processes for assessing, identifying and managing material risks from cybersecurity threats, including such threats associated with our use of any third-party service providers. Our enterprise risk management system incorporates risks from cybersecurity threats, including those emanating from the rapid emergence of artificial intelligence in the marketplace, alongside other risks to the Company. Our information technology team oversees and implements a range of tools and services designed to minimize the risk or impact of any breach or unauthorized disclosure of our confidential and sensitive data. These tools and services include, from time to time:

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
•requiring that any systems, components, or functionality incorporating or embedded with artificial intelligence capabilities be subject to legal and Information Technology approval, including technical assessments of vendor’s capabilities, established governance controls, and appropriate-use training for employees granted access to such tools;
•conducting periodic table-top exercises with management, including our Vice President, Information Technology, and testing of our data security, incident response policies and procedures;
•conducting periodic cybersecurity management and incident training for employees, including simulated phishing campaigns, which provide education on the risk of potential cybersecurity incidents, methods for identification of such incidents and appropriate responses; and
•requiring employees, as well as third-parties who provide services on our behalf, to treat information and data with care.

We also maintain an enterprise-wide incident response plan designed to secure the enterprise, mitigate the impact of a cybersecurity incident, recover and restore normal business operations, prevent similar future incidents and comply with applicable regulatory obligations arising from an incident. Management, including our Vice President, Information Technology, collaborates with our information technology team and technical partners to review at least annually our enterprise-wide incident response plan. Periodically, we engage assessors, consultants, auditors and other third parties, including by conducting exercises with an external partner to stress test our data security systems and practice company-wide response tactics. Our risk management processes also address cybersecurity threat risks associated with our use of third-party service providers, and third-party risks are included within our enterprise risk management program. In the event of a suspected or actual cybersecurity event, we have partnered with a globally recognized digital forensics investigation firm and outside counsel to provide services and support on a real-time basis to analyze any breach and secure both our data and information systems.

Despite our security measures, there can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. Cybersecurity attacks are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. For example, the emergence of artificial intelligence has provided additional tools for those who perpetrate these attacks, including through social engineering, the development of customized malware, and an enhanced ability to evade detection. For a discussion of how any risks from cybersecurity threats could materially affect the Company, including our business strategy and results of operations, see “Risk Factors – A cyber security incident or data privacy issue could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection and privacy laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business,” which is incorporated by reference into this Item 1C.

In the three most recently completed fiscal years and as of the date of this Annual Report on Form 10-K, we do not believe we have experienced any material cybersecurity incidents. Additionally, we do not believe any previous cybersecurity incidents we may have experienced are reasonably likely to materially affect us. This includes cybersecurity incidents resulting in penalties and settlements, of which there were none.

Governance

The Audit Committee of our Board oversees our risk management process, which includes risks from cybersecurity threats. The Audit Committee receives reports from management at least semi-annually, and more frequently if necessary, with respect to risks from cybersecurity threats. The Audit Committee also reviews cybersecurity and data security risks and mitigation strategies, along with program assessments, planned improvements and the status of information technology initiatives. The Audit Committee also consider the evolution of different cybersecurity threats, including through artificial intelligence. The entire Board receives annual training from outside experts concerning the current global cybersecurity and artificial intelligence threat landscape and corporate best practices for mitigating cybersecurity risks, as well as the Board’s legal, regulatory and fiduciary responsibilities from a cybersecurity standpoint. Additionally, the Board was engaged with management and outside experts throughout 2023, 2024 and 2025 in overseeing the development of the Company’s Enterprise Incident Response Plan. This plan is reviewed and updated on an annual basis.

Our Vice President, Information Technology, along with our Chief Legal Officer, Information Technology management team, and Chief Operating Officer, oversees our approach to cybersecurity and is responsible for assessing and managing material risks associated with cybersecurity threats. Our Vice President, Information Technology has over 20 years of experience in the life science industry, including a focus in the past five years on information technology management. Additionally, his academic background includes advanced degrees in the life sciences and he brings a strong track record of managing cyber incident responses and related activities. In this role, our Vice President, Information Technology works closely with an internal team that includes resources with various professional cybersecurity certifications and leverages the support of our external information security firm, technology partners and an industry-leading intelligence platform. Our Vice President, Information Technology manages and leads the internal Information Technology team to maintain, update and enhance the Company’s technology infrastructure and corresponding safety measures, as well as to ensure that appropriate safety measures are implemented to protect against evolving cybersecurity threats.

Our Vice President, Information Technology is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents through the management of and participation in the cybersecurity risk management and strategy processes described above, including the operation of our Enterprise Incident Response Plan. Our Chief Legal Officer works closely with him and reports regularly to the Board and to the Audit Committee of the Board, covering the risks from cybersecurity threats.

Item 2. Properties

The following table summarizes information regarding our leased properties as of December 31, 2025:

Location	Primary Use	Approximate Square Footage	Lease Expiration Date	Renewal Option
Burlington, Massachusetts	Manufacturing, laboratory and office space*	126,000	June 2036	One ten-year term
Cambridge, Massachusetts	Manufacturing, laboratory and office space	57,000	February 2032	One five-year term
Ann Arbor, Michigan	Office space	6,000	April 2026	None

* The Burlington facility is complete, and we are currently utilizing the facility's office space. Once validated, the facility’s manufacturing space will eventually become the primary manufacturing facility for MACI and Epicel.

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

Holders of Record

As of January 31, 2026 there were approximately 162 holders of record of our common stock.

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

Set forth below is a line graph comparing the cumulative total shareholder return on Vericel’s common stock with the cumulative total return of (i) the NASDAQ Composite Index, and (ii) the NASDAQ Biotechnology Index, for the period from December 31, 2020 through December 31, 2025. The comparison assumes that a hypothetical $100 was invested on December 31, 2020 in our common stock and in both of the foregoing indices. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices. The historical stock price performance of our common stock shown in the graph below is not necessarily indicative of future stock price performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Vericel Corporation (VCEL)	$100	$127	$85	$115	$178	$117
NASDAQ Composite Index (^IXIC)	$100	$121	$81	$116	$150	$180
NASDAQ Biotechnology Index (^NBI)	$100	$99	$89	$92	$91	$120

Purchases of Equity Securities by the Issuer

There were no repurchases of shares of common stock made during the year ended December 31, 2025.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vericel Corporation is a leading provider of advanced therapies for the sports medicine and severe burn care markets. We have a highly differentiated portfolio of cell therapy and specialty biologic products that combines innovations in biology with medical technologies. We were among the first companies to achieve commercial success in the complex field of cell therapies with treatments that use tissue engineering to regenerate skin and healthy knee cartilage. We currently market two U.S. Food and Drug Administration (“FDA”) approved autologous cell therapy products and one FDA-approved specialty biologic product in the U.S. MACI® is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Since MACI’s commercial launch, the product’s FDA-approved labeling has provided for a treating surgeon to use MACI to treat a patient through an open surgical procedure. In August 2024, the FDA approved a supplemental Biologics License Application (“sBLA”) expanding the MACI indication to add instructions for the arthroscopic delivery of MACI to the product’s approved labeling. MACI Arthro® allows surgeons to evaluate and prepare the cartilage defect site as well as deliver the MACI implant through small incisions using custom-designed arthroscopic instruments developed by the Company (“MACI Arthro instruments”). MACI Arthro became commercially available in the U.S. during the third quarter of 2024 and the Company began selling MACI Arthro instruments at that time.

Epicel® is a permanent skin replacement Humanitarian Use Device (“HUD”) indicated for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of a patient’s total body surface area (“TBSA”). We also hold an exclusive license from MediWound Ltd. (“MediWound”) for the North American rights to NexoBrid® (anacaulase-bcdb), a topically-administered biological orphan product containing proteolytic enzymes, which is indicated for the removal of eschar in adult and pediatric patients with deep partial-thickness and/or full-thickness thermal burns.

Manufacturing

We have a cell manufacturing facility in Cambridge, Massachusetts, which is currently used for U.S. manufacturing and distribution of MACI and Epicel. In January 2022, we entered into a lease agreement (as amended, the “Burlington Lease”) to lease approximately 126,000 square feet of manufacturing, laboratory and office space in Burlington, Massachusetts. The Burlington facility is complete, and we are currently utilizing the facility’s office space. Once validated, the facility’s manufacturing component will eventually become the primary manufacturing facility for MACI and Epicel.

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

Epicel is a permanent skin replacement indicated for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of a patient’s TBSA. Both autologous cell therapy products, MACI and Epicel, are currently manufactured and marketed in the U.S. NexoBrid is a topically-administered biological orphan product containing proteolytic enzymes that is indicated for eschar removal in adult and pediatric patients with deep partial-thickness and/or full-thickness thermal burns. We hold exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. The Company operates its business primarily in the U.S. in one reportable segment - the research, product development, manufacture and distribution of cellular therapies and specialty biologics for use in the treatment of specific conditions.

MACI

MACI is a third-generation autologous chondrocyte implantation (“ACI”) product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults.

Our target audiences are orthopedic surgeons who self-identify and/or have formal specialty training in sports medicine, and a subpopulation of general orthopedic surgeons who perform a high volume of cartilage repair procedures involving the knee. Our MACI commercial team consists of individual sales representatives that regularly engage with our target audience. The team is divided into geographic regions and is managed by a senior sales leadership team. A vast majority of the largest commercial payers in the U.S. have a formal medical policy that provides benefit coverage for treatment with MACI. With respect to private commercial payers that have not yet approved a medical policy for MACI, we often obtain approval on a case-by-case basis.

MACI consists of autologous cultured chondrocytes, which are human-derived cells that are obtained from the patient’s own cartilage, and which are seeded onto resorbable Type I/III collagen membrane. Since MACI’s commercial launch, the product’s FDA-approved labeling has provided for a treating surgeon to use MACI to treat a patient through an open surgical procedure. In August 2024, the FDA approved a supplemental Biologics License Application (“sBLA”) expanding the MACI indication to add instructions for the arthroscopic delivery of MACI to the product’s approved labeling, permitting the repair of single or multiple full-thickness cartilage defects of the knee up to 4 cm2 in size via an arthroscopic approach. MACI Arthro provides a less invasive technique compared to the open arthrotomy approach and allows surgeons to evaluate, prepare and treat the cartilage defect and deliver the MACI implant, under direct arthroscopic visualization and, should the surgeon so choose, to use specialized and custom-designed instruments (the “MACI Arthro instruments”) through small incisions or portals. The arthroscopic delivery of MACI may increase the ease of MACI’s use for physicians and may reduce both the length of the procedure as well as procedure-induced trauma, which may result in a reduction of a patient’s post-operative pain and accelerate a patient’s recovery. MACI Arthro became commercially available in the U.S. during the third quarter of 2024 and we began selling MACI Arthro instruments at that time. We have experienced strong surgeon interest in the MACI Arthro technique since its launch. To date, more than 900 surgeons have participated in Company-sponsored education and training programs concerning the arthroscopic approach. We believe that the availability of MACI Arthro provides a significant growth opportunity for the overall MACI business, as we have already seen a significant increase in both MACI biopsies and implants from those surgeons who have engaged in MACI Arthro training and education programs. In conjunction with the launch of MACI Arthro, we have expanded our target surgeon base from 5,000 to 7,000 to include orthopedic surgeons that perform high volumes of knee cartilage repair surgeries, predominantly through arthroscopic procedures.

We also are focused on delivering MACI treatment to patients suffering from cartilage damage in the ankle. Following an application to the FDA, we received Investigational New Drug (“IND”) clearance for MACI’s use in the ankle during the second quarter of 2025, and during the fourth quarter of 2025 initiated a Study of MACI in Patients Aged 17 to 65 with Symptomatic Chondral or Osteochondral Defects of the Talus (“MASCOT”). MASCOT is a two-year prospective, multicenter, two-arm, parallel group open-label trial in which a total of 309 subjects, aged 17 to 65 will be randomized 2:1 to receive a one-time treatment in the talus with MACI or arthroscopic bone marrow stimulation. MASCOT is the first randomized, controlled clinical trial evaluating MACI for the treatment of Osteochondral Lesion of the Talus (“OLT”). There are approximately 165,000 ankle resurfacing procedures conducted in the U.S. each year. Approximately 66,000 of those patients each year are considered clinically appropriate for MACI by surgeons. We estimate that approximately 18,000 of those patients suffer from larger ankle cartilage lesions, resulting in an increase of MACI’s addressable market. If approved, we believe MACI’s label expansion allowing its use to repair cartilage defects in the ankle will be a significant long-term growth driver for the product in the coming years.

Finally, our Burlington facility, discussed more fully above, is designed to meet both U.S. and global manufacturing requirements, which provides strategic flexibility to potentially commercialize MACI outside the U.S., and we are currently evaluating introducing MACI in additional geographies. We are currently focused on obtaining regulatory and marketing approval for MACI in the United Kingdom through the Medicine and Healthcare products Regulatory Agency (“MHRA”) and, if successful, anticipate commercializing MACI in the United Kingdom in 2027.

Epicel

Epicel is a permanent skin replacement for deep-dermal or full-thickness burns comprising greater than or equal to 30 percent TBSA. Epicel is regulated by the FDA’s Center for Biologics Evaluation and Research (“CBER”) under medical device authorities, and is the only FDA-approved cultured epidermal autograft product available for large total surface area burns in both adult and pediatric patients. Epicel was designated as a HUD in 1998 and an HDE application for the product was submitted in 1999. HUDs are devices that are intended for diseases or conditions that affect fewer than 8,000 individuals annually in the U.S., and, for certain HUDs, the amount a manufacturer may charge for the product’s use is restricted.

Epicel is not price-restricted in this manner because in 2016, the FDA approved our HDE supplement to revise the labeled indications of use for Epicel to specifically include pediatric patients, thus allowing Epicel to be sold for profit. The product label also specifies that the probable benefit of Epicel, mainly related to survival, was demonstrated in two Epicel clinical experience databases and a physician-sponsored study comparing outcomes in patients with large burns treated with Epicel relative to standard care.

NexoBrid

Our portfolio of commercial-stage products also includes NexoBrid (anacaulase-bcdb), a topically-administered biological orphan product containing proteolytic enzymes, for which the FDA approved a BLA in December 2022. NexoBrid is indicated for the removal of eschar in adults with deep partial-thickness and/or full-thickness thermal burns. Subsequently, in August 2024, the FDA approved an sBLA expanding NexoBrid’s indication to include pediatric patients.

In addition to the U.S., NexoBrid is approved in the European Union (“EU”) and other international markets and has been designated as an orphan biologic in the U.S., EU and other international markets. NexoBrid has the potential to change the standard of care for eschar removal with respect to hospitalized burn patients and treat a significant addressable market in the U.S. With respect to NexoBrid, of the approximately 40,000 people that are hospitalized in the U.S. each year for burn-related injuries, the majority, over 30,000, have thermal burns and will likely require some level of eschar removal. NexoBrid’s FDA approval expands our burn care franchise’s total addressable market, which permits us to treat a significantly larger segment of hospitalized burn patients than with Epicel alone. The expansion of our target addressable market supports a broader commercial footprint, and we believe that this may help drive both increased NexoBrid use as well as increased Epicel awareness throughout the burn care space. Both our Epicel and NexoBrid products are serviced by our burn care field force, which consists of individual sales and clinical representatives that regularly engage with our target audience. The team is divided into geographical regions and is managed by a senior sales leadership team.

In May 2019, we entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. The manufacturing process for NexoBrid is conducted by MediWound, primarily at manufacturing locations in Israel. Certain raw materials utilized in NexoBrid’s manufacture, including the supply of the active ingredient bromelain, are sourced from Taiwan.

Results of Operations

The following is a summary of our consolidated results of operations:

	Year Ended December 31,			2025 vs. 2024
(In thousands)	2025	2024	2023	Change $	Change %
Total revenue	$276,259	$237,224	$197,516	$39,035	16.5%
Cost of product sales	70,660	65,117	61,940	5,543	8.5%
Gross profit	205,599	172,107	135,576	33,492	19.5%
Research and development	27,563	24,797	21,042	2,766	11.2%
Selling, general and administrative	166,992	142,791	120,998	24,201	16.9%
Total operating expenses	194,555	167,588	142,040	26,967	16.1%
Income (loss) from operations	11,044	4,519	(6,464)	6,525	144.4%
Total other income	6,333	5,991	4,096	342	5.7%
Income tax expense	859	148	814	711	480.4%
Net income (loss)	$16,518	$10,362	$(3,182)	$6,156	59.4%

Comparison of the Periods Ended December 31, 2025 and 2024

Total Revenue

Revenue by product is as follows:

	Year Ended December 31,			2025 vs. 2024
(In thousands)	2025	2024	2023	Change $	Change %
MACI	$239,506	$197,309	$164,800	$42,197	21.4%
Epicel	32,066	36,623	31,574	(4,557)	(12.4)%
NexoBrid	4,687	3,292	1,142	1,395	42.4%
Total revenue	$276,259	$237,224	$197,516	$39,035	16.5%

Total revenue increase for the year ended December 31, 2025, compared to 2024, was driven primarily by MACI volume and price growth and NexoBrid volume growth, partially offset by lower Epicel volume.

Seasonality. Sales of MACI implants have historically experienced a level of seasonality throughout the year. In the last five years through 2025, MACI sales volumes from the first through the fourth quarter on average represented 21% (20%-22% range), 23% (22%-24% range), 22% (21%-24% range) and 34% (33%-34% range) respectively, of total annual volumes. Historically, MACI orders are normally stronger in the fourth quarter due to several factors including the satisfaction by patients of insurance deductible limits and the time of year patients prefer to start rehabilitation. Due to the low incidence and variable occurrence of severe burns, Epicel has inherent variability from quarter-to-quarter and does not exhibit significant seasonality.

Gross Profit

Gross profit increased for the year ended December 31, 2025, compared to the same period in 2024, primarily driven by MACI revenue growth combined with our primarily fixed manufacturing cost structure, which consists mainly of labor and facility costs.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2025 were $27.6 million, compared to $24.8 million for 2024. The increase is primarily related to additional headcount and expenses including to support the technical transfer of MACI to our new manufacturing facility in Burlington, Massachusetts, primarily offset by lower MACI Arthro project costs compared to 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2025 were $167.0 million, compared to $142.8 million for 2024. The increase in selling, general and administrative expenses is primarily due to higher headcount and employee expenses, including stock compensation, an increase in marketing programs and sales activity, and facility costs including depreciation expense for the new facility in Burlington, Massachusetts.

Total Other Income

The change in total other income for the year ended December 31, 2025, was due primarily to fluctuations in the rates of return on our investments in various marketable debt securities and money market funds.

Income Tax Expense

For the years ended December 31, 2025 and 2024, we recorded $0.9 million and $0.1 million, respectively, of income tax expense as a result of state income taxes. The increase in income tax expense is primarily due to an increase in taxable income. We continue to maintain a full valuation allowance on all of our net deferred tax assets.

Stock-based Compensation Expense

Non-cash stock-based compensation expense is summarized in the following table:

	Year Ended December 31,			2025 vs. 2024
(In thousands)	2025	2024	2023	Change $	Change %
Cost of product sales	$4,217	$3,911	$2,970	$306	7.8%
Research and development	4,680	4,068	3,705	612	15.0%
Selling, general and administrative	29,870	28,516	25,650	1,354	4.7%
Total non-cash stock-based compensation expense	$38,767	$36,495	$32,325	$2,272	6.2%

The increase in stock-based compensation expense for the year ended December 31, 2025, is due primarily to fluctuations in stock prices and the mix of service-based options and restricted stock units, which impacts the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Comparison of the Periods Ended December 31, 2024 and 2023

For a comparison of our results of operations for the fiscal years ended December 31, 2024 and December 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$51,910	$58,163	$35,311
Net cash used in investment activities	(43,937)	(79,034)	(3,130)
Net cash provided by financing activities	7,070	19,054	3,618
Net increase (decrease) in cash, cash equivalents, and restricted cash	$15,043	$(1,817)	$35,799

For a discussion of our liquidity and capital resources related to our cash flow activities for the fiscal year ended December 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025.

Net Cash Provided by Operating Activities

Our cash and cash equivalents totaled $100.1 million, short-term investments totaled $37.4 million and long-term investments totaled $61.4 million as of December 31, 2025. The $51.9 million of net cash provided by operations in 2025, was primarily the result of net income of $16.5 million, non-cash charges of $38.8 million related to stock compensation expense, $11.5 million in depreciation and amortization expense and $5.4 million in operating lease amortization, partially offset by a net decrease of $22.4 million related to movements in our working capital accounts. The overall decrease in cash from our working capital accounts was primarily driven by an increase in accounts receivable due to higher sales volume and payments on operating leases, partially offset by an increase in accounts payable and accrued expenses due to timing of payments.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2025 was the result of $72.4 million in investment purchases, $27.2 million of property and equipment purchases primarily for construction in process related to the Burlington Lease, partially offset by $55.6 million of investment sales and maturities.

Net cash used in investing activities during the year ended December 31, 2024 was the result of $68.2 million in investment purchases, $64.0 million of property and equipment purchases primarily for construction in process related to the Burlington Lease, partially offset by $53.2 million of investment sales and maturities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025 was the result of net proceeds from the exercise of stock options and the employee stock purchase plan of $13.9 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $6.8 million.

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

Sources of Capital

On July 29, 2022, we entered into a $150.0 million five-year senior secured revolving credit agreement by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (the “Revolving Credit Agreement”). We have no immediate plans to borrow under the Revolving Credit Agreement, but we may use the facility for working capital needs and other general corporate purposes. As of December 31, 2025, there are no outstanding borrowings under the Revolving Credit Agreement, and we are in compliance with all applicable covenant requirements. See Note 8, “Revolving Credit Agreement” in the accompanying consolidated financial statements for further details.

Contractual Obligations

We lease facilities in Ann Arbor, Michigan, Cambridge, Massachusetts and Burlington, Massachusetts. The Cambridge facility includes clean rooms, laboratories for MACI and Epicel manufacturing and office space. We also pay for use of two offsite warehouse spaces and lease equipment. Total remaining obligations related to operating and finance leases are $132.3 million as of December 31, 2025.

On July 1, 2023, we renewed our long-term supply agreement with Matricel for the supply of ACI-Maix collagen membranes used in the manufacture of MACI. Under the terms of the Matricel Supply Agreement, we have committed to annual minimum purchase values totaling approximately €12.5 million over the eight-year term.

Our total purchase commitments consist of minimum purchase amounts of raw materials and finished goods used in our cell manufacturing process to manufacture our marketed cell therapy products and total $15.8 million as of December 31, 2025, as well as usage of offsite warehouse space. The total remaining contractual obligations related to the warehouse agreement are $0.7 million as of December 31, 2025. See Note 14, “Commitments and Contingencies” in our accompanying consolidated financial statements for further information.

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

Prior authorization and confirmation of coverage level by the patient’s private insurance plan, hospital or government payer is a prerequisite to the shipment of a MACI implant to a patient. We recognize product revenue from sales of all MACI implants upon delivery at which time the customer obtains control of the implant and the claim is billable. The total consideration which we expect to collect in exchange for MACI implants (the “Transaction Price”) may be fixed or variable. Direct sales to hospitals or distributors are recorded at a contracted price, and there are typically no forms of variable consideration related to warranties to customers.

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

Changes in estimates of the Transaction Price are recorded through revenue in the period in which such change occurs. They relate primarily to changes in the initial expected reimbursement or collection expectation upon completion of the billing claims process for MACI implants that occurred in a prior year. A 50 basis points change to the estimated uncollectible percentage could result in approximately $0.7 million decrease or increase in the revenue recognized for the year ended December 31, 2025.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2025, we held marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying consolidated balance sheet included in this Form 10-K. The fair value of our cash equivalents and marketable securities is subject to changes in market interest rates. Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable debt securities. We believe that probable near-term changes in interest rates would not materially affect our financial condition, results of operations or cash flows. We do not currently use interest rate derivative instruments or hedging transactions to manage exposure to interest rate changes of our investments. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $0.9 million decrease in the fair value of our investment portfolio as of December 31, 2025.

We are also subject to interest rate risks in connection with our Revolving Credit Agreement, which is variable rate indebtedness. As of December 31, 2025, there were no borrowings outstanding under the Revolving Credit Agreement. To the extent that we have outstanding borrowings under the Revolving Credit Agreement, we may increase our exposure to risk from interest rate fluctuations which may have a negative impact on our earnings and cash flows.

We have evaluated the potential credit risk exposure for our accounts receivable and available-for sale investment securities in accordance with ASC 326, Financial Instruments - Credit Losses. See Note 3 and Note 6 in the accompanying consolidated financial statements located under Item 8 of this Annual Report on Form 10-K for further discussion.

We currently operate in the U.S. only. We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities due to vendors in countries outside the U.S., which are typically paid in Euros. We do not enter into hedging transactions and do not purchase derivative instruments.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Vericel Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Vericel Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Contractual Allowances Related to MACI Implant Sales Subject to Third Party Reimbursement

As described in Note 3 to the consolidated financial statements, when the Company sells MACI implants to patients, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. The Company records a reduction of revenue at the time of sale for its estimate of the amount of consideration that will not be collected. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. As of December 31, 2025, the allowance for uncollectible consideration was $8.4 million.

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
February 26, 2026

We have served as the Company’s auditor since at least 1996, which is when the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company.

VERICEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$100,092	$74,520
Restricted cash	—	10,529
Short-term investments	37,407	41,693
Accounts receivable (net of allowance for doubtful accounts of $13 and $10, respectively)	84,634	61,375
Inventory	17,560	17,373
Other current assets	7,744	7,287
Total current assets	247,437	212,777
Property and equipment, net	108,397	103,161
Intangible assets, net	5,625	6,250
Right-of-use assets	64,774	70,098
Long-term investments	61,395	39,880
Other long-term assets	341	556
Total assets	$487,969	$432,722
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,828	$23,848
Accrued expenses	19,236	17,065
Current portion of operating lease liabilities	13,969	9,257
Other current liabilities	116	116
Total current liabilities	49,149	50,286
Operating lease liabilities	82,284	89,593
Other long-term liabilities	1,896	876
Total liabilities	133,329	140,755
COMMITMENTS AND CONTINGENCIES (Note 14)
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 50,620 and 49,628, respectively	730,662	684,778
Accumulated other comprehensive gain	275	4
Accumulated deficit	(376,297)	(392,815)
Total shareholders’ equity	354,640	291,967
Total liabilities and shareholders’ equity	$487,969	$432,722

The accompanying notes to consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Product sales, net	$276,259	$237,224	$197,516
Other revenue	—	—	—
Total revenue	276,259	237,224	197,516
Cost of product sales	70,660	65,117	61,940
Gross profit	205,599	172,107	135,576
Research and development	27,563	24,797	21,042
Selling, general and administrative	166,992	142,791	120,998
Total operating expenses	194,555	167,588	142,040
Income (loss) from operations	11,044	4,519	(6,464)
Other income (expense):
Interest income	7,007	6,410	4,632
Interest expense	(630)	(614)	(600)
Other (expense) income	(44)	195	64
Total other income	6,333	5,991	4,096
Income (loss) before income taxes	17,377	10,510	(2,368)
Income tax expense	859	148	814
Net income (loss)	$16,518	$10,362	$(3,182)
Net income (loss) per common share:
Basic	$0.33	$0.21	$(0.07)
Diluted	$0.32	$0.20	$(0.07)
Weighted-average common shares outstanding:
Basic	50,340	48,848	47,590
Diluted	52,151	51,679	47,590

The accompanying notes to consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$16,518	$10,362	$(3,182)
Other comprehensive income:
Unrealized gain on investments	271	104	878
Comprehensive income (loss)	$16,789	$10,466	$(2,304)

The accompanying notes to consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Gain (Loss)	Deficit	Equity
BALANCE, DECEMBER 31, 2022	47,253	$593,245	$(978)	$(399,995)	$192,272
Net loss				(3,182)	(3,182)
Stock-based compensation expense		32,325			32,325
Stock option exercises	378	4,737			4,737
Shares issued under the Employee Stock Purchase Plan	54	1,263			1,263
Issuance of stock for restricted stock unit vesting	224				—
Restricted stock withheld for employee tax remittance	(80)	(2,341)			(2,341)
Unrealized gain on investments			878		878
BALANCE, DECEMBER 31, 2023	47,829	629,229	(100)	(403,177)	225,952
Net income				10,362	10,362
Stock-based compensation expense		36,495			36,495
Stock option exercises	1,545	23,125			23,125
Shares issued under the Employee Stock Purchase Plan	42	1,391			1,391
Issuance of stock for restricted stock unit vesting	324				—
Restricted stock withheld for employee tax remittance	(112)	(5,462)			(5,462)
Unrealized gain on investments			104		104
BALANCE, DECEMBER 31, 2024	49,628	684,778	4	(392,815)	291,967
Net income				16,518	16,518
Stock-based compensation expense		38,767			38,767
Stock option exercises	676	12,478			12,478
Shares issued under the Employee Stock Purchase Plan	43	1,456			1,456
Issuance of stock for restricted stock unit vesting	401				—
Restricted stock withheld for employee tax remittance	(128)	(6,817)			(6,817)
Unrealized gain on investments			271		271
BALANCE, DECEMBER 31, 2025	50,620	$730,662	$275	$(376,297)	$354,640

The accompanying notes to consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income (loss)	$16,518	$10,362	$(3,182)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization expense	11,544	5,504	4,632
Stock-based compensation expense	38,767	36,495	32,325
Amortization of premiums and discounts on marketable securities	(183)	(657)	(824)
Amortization of debt issuance costs	215	215	215
Non-cash lease costs	5,350	6,651	6,070
Provision for excess and obsolete inventory	1,043	—	—
Other	13	43	39
Changes in operating assets and liabilities:
Inventory	(1,230)	(4,286)	2,899
Accounts receivable	(23,259)	(3,019)	(11,817)
Other current assets	(457)	(434)	(1,733)
Accounts payable	2,974	(287)	3,049
Accrued expenses	2,171	(149)	1,025
Operating lease liabilities	(2,623)	7,520	2,513
Other non-current assets and liabilities, net	1,067	205	100
Net cash provided by operating activities	51,910	58,163	35,311
Investing activities:
Purchases of investments	(72,371)	(68,211)	(55,225)
Sales and maturities of investments	55,596	53,151	79,608
Expenditures for property and equipment	(27,162)	(63,974)	(20,013)
Purchases of intangible assets	—	—	(7,500)
Net cash used in investing activities	(43,937)	(79,034)	(3,130)
Financing activities:
Net proceeds from common stock issuance	13,934	24,516	6,000
Payments on employee's behalf for taxes related to vesting of restricted stock unit awards	(6,817)	(5,462)	(2,341)
Other	(47)	—	(41)
Net cash provided by financing activities	7,070	19,054	3,618
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,043	(1,817)	35,799
Cash, cash equivalents, and restricted cash at beginning of period	85,049	86,866	51,067
Cash, cash equivalents, and restricted cash at end of period	$100,092	$85,049	$86,866

VERICEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Non-cash information:
Right-of-use assets and operating lease liabilities recognized	$—	$3,287	$37,960
Property and equipment obtained in exchange for financing lease liabilities	—	686	—
Additions to property and equipment included in accounts payable	891	11,898	10,152
Cash information:
Interest paid	$489	$399	$383
Taxes paid	$580	$628	$1,166

	Year Ended December 31,
	2025	2024	2023
Reconciliation of amounts within the consolidated balance sheets:
Cash and cash equivalents	$100,092	$74,520	$69,088
Restricted cash	—	10,529	17,778
Total cash, cash equivalents, and restricted cash at end of period	$100,092	$85,049	$86,866

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

Liquidity

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2025, the Company had an accumulated deficit of $376.3 million and had a net income of $16.5 million during the year ended December 31, 2025. The Company had cash and cash equivalents of $100.1 million and investments of $98.8 million as of December 31, 2025. The Company expects that cash from the sales of its products and existing cash, cash equivalents, investments, and available borrowing capacity will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these consolidated financial statements. If revenues decline for a sustained period, the Company may need to access additional capital; however, the Company may not be able to obtain additional financing on acceptable terms or at all. The terms of any additional financing may adversely affect the holdings or the rights of the Company’s shareholders.

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

Restricted Cash

Restricted cash as of December 31, 2024, represents amounts in a construction escrow account. See Note 5, “Leases” for further discussion.

Investments

Investments classified as short-term have maturities of less than one year. Investments classified as long-term are those that: (i) have a maturity of greater than one year, and (ii) the Company does not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. The Company’s investment strategy is to buy short-duration marketable securities with a high credit rating. As of December 31, 2025 and 2024, all marketable securities held by the Company had remaining contractual maturities of three years or less.

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

The depreciable value of property and equipment is depreciated on a straight-line basis over the useful life of the asset. The useful life of an asset is usually equivalent to its economic life. The useful lives of property and equipment are as follows:

•Machinery and equipment: 3 to 10 years
•Furniture, fixtures and office equipment: 5 years
•Computer equipment and software: 3 to 10 years
•Leasehold improvements: shorter of the remaining life of the lease or 15 years

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. No impairment was identified or recorded during the years ended December 31, 2025, 2024 and 2023.

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

For MACI, MACI biopsy kits, MACI Arthro instruments, Epicel and NexoBrid, there are typically no forms of variable consideration related to warranties to customers. The majority of orders are due within 30 to 90 days of delivery. Shipping and handling fees are included as a component of revenue. The Company recognizes any commission fees as an expense when incurred. These fees are included in selling, general, and administrative expenses. See Note 3, “Revenue” for further discussion on revenues.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, to provide more detailed income tax disclosure requirements. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the fiscal year ending December 31, 2025 and the adoption of this standard is disclosed in the footnotes of the Company’s consolidated financial statements.

No other accounting standards were adopted during the year ended December 31, 2025. The Company considers the applicability and impact of any recent Accounting Standards Updates (“ASU's”) issued by the Financial Accounting Standards Board (“FASB”), as noted below.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date. These updates require new disclosures to disaggregate prescribed natural expenses underlying any income statement caption. This standard is effective for annual periods in fiscal years beginning after December 15, 2026, and interim periods within those annual periods beginning after December 15, 2027, with early adoption permitted, and will be applied on a prospective basis. The Company is currently evaluating the impact of this guidance on the consolidated financial statements and disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard removes all references to software development stages. It also requires that an entity capitalizes software when both: (1) management has authorized and committed funding to the project and (2) it is probable that the project will be completed and the software is used to perform the intended function. This ASU may be adopted prospectively, retrospectively, or on a modified transition approach based on the status of the project and whether software costs were capitalized before the date of adoption. It is effective for annual periods beginning after December 15, 2027 and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of this guidance on the consolidated financial statements and disclosures.

3. Revenue

Revenue Recognition and Product Sales, Net

As disclosed in Note 2, the Company recognizes product revenue from sales of MACI biopsy kits, MACI implants, MACI Arthro instruments, Epicel grafts, and NexoBrid following the five-step model in ASC 606, Revenue Recognition.

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

Prior authorization and confirmation of coverage level by the patient’s private insurance plan, hospital or government payer is a prerequisite to the shipment of a MACI implant to a patient. The Company recognizes product revenue from sales of all MACI implants upon delivery at which time the customer obtains control of the implant and the claim is billable. The total consideration that the Company expects to collect in exchange for MACI implants (the “Transaction Price”) may be fixed or variable. Direct sales to hospitals or distributors are recorded at a contracted price, and there are typically no forms of variable consideration related to warranties to customers.

When the Company sells MACI through its specialty pharmacies, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The Company assesses risk and determines a loss percentage by pooling accounts receivable based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information. This loss percentage was applied to the accounts receivables as of December 31, 2025. The total allowance for uncollectible consideration was $8.4 million and $5.4 million as of December 31, 2025, and 2024, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact on the revenue recognized. A 50 basis points change to the estimated uncollectible percentage could result in an approximately $0.7 million decrease or increase in the revenue recognized for the year ended December 31, 2025.

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

The Company sells NexoBrid to specialty distributors. These customers subsequently resell NexoBrid to hospitals and burn centers. Product revenue is recorded net of reserves for specialty distributor fees, prompt payment or other discounts and allowances for returns, as applicable. The Company recognizes product revenue from sales of NexoBrid when the specialty distributors take control of the product, which typically occurs upon its delivery to the specialty distributors.

Revenue by Product and Customer

The following table and descriptions below show the products from which the Company generated its revenue for the periods indicated:

	Year Ended December 31,
Revenue by product (in thousands)	2025	2024	2023
MACI implants, kits, and instruments
Implants based on contracted rate sold through a specialty pharmacy (a)	$180,234	$141,806	$105,948
Implants subject to third party reimbursement sold through a specialty pharmacy (b)	14,444	15,058	22,203
Implants sold direct based on contracted rates (c)	35,371	31,217	27,484
Implants sold direct subject to third-party reimbursement (d)	5,791	4,603	4,921
Biopsy kits and instruments - direct bill	2,607	2,096	2,087
Change in estimates related to prior periods (e)	1,059	2,529	2,157
Total MACI implants, kits, and instruments	239,506	197,309	164,800
Epicel
Direct bill (hospital)	32,066	36,623	31,574

NexoBrid	4,687	3,292	1,142
Total revenue	$276,259	$237,224	$197,516

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

Concentration of Credit Risk

The Company’s total revenue and accounts receivable concentrations from a single customer consisted of the following:

For the year ended and as of	Revenue	Accounts Receivable
December 31, 2024	11%	10%
December 31, 2025	13%	11%

4. Selected Balance Sheet Components

Inventory

Inventory consisted of the following:

	December 31,
(In thousands)	2025	2024
Raw materials	$12,953	$12,827
Work-in-process	1,584	1,571
Finished goods	3,023	2,975
Total inventory	$17,560	$17,373

Property and Equipment

Property and Equipment, net consisted of the following:

	December 31,
(In thousands)	2025	2024
Machinery and equipment	$14,498	$12,161
Furniture, fixtures and office equipment	5,424	5,109
Computer equipment and software	18,953	12,318
Leasehold improvements	76,421	77,990
Construction in process	24,651	22,482
Total property and equipment, gross	139,947	130,060
Less accumulated depreciation	(31,550)	(26,899)
Total property and equipment, net	$108,397	$103,161

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $10.9 million, $4.9 million and $4.0 million, respectively.

Intangible Assets

Intangible assets, net consisted of the following:

			December 31, 2025			December 31, 2024
(In thousands)	Useful Life (in years)	Amortization Method	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
NexoBrid license	12	Straight-line	$7,500	$(1,875)	$5,625	$7,500	$(1,250)	$6,250

Amortization expense for each of the years ended December 31, 2025, 2024 and 2023 was $0.6 million per year. The NexoBrid intangible asset is amortized to cost of product sales.

Future amortization expense of intangible assets as of December 31, 2025 is estimated to be as follows:

(In thousands)	Amount
2026	$625
2027	625
2028	625
2029	625
2030	625
Thereafter	2,500
Total	$5,625

Accrued Expenses

Accrued Expenses consisted of the following:

	December 31,
(In thousands)	2025	2024
Bonus related compensation	$11,253	$10,313
Employee related accruals	3,009	3,269
Insurance reimbursement-related liabilities	4,401	3,159
Other accrued expenses	573	324
Total accrued expenses	$19,236	$17,065

5. Leases

The Company leases facilities in Ann Arbor, Michigan, Cambridge, Massachusetts and Burlington, Massachusetts. The Ann Arbor facility includes office space, and the Cambridge facility includes clean rooms, laboratories for MACI and Epicel manufacturing and office space. The Company also leases certain equipment.

On January 28, 2022, the Company entered into a lease agreement (as amended, the “Burlington Lease”) to lease approximately 126,000 square feet of manufacturing, laboratory and office space in Burlington, Massachusetts (the “Premises”). The Burlington facility is complete, and the Company is currently utilizing the facility’s office space. The remaining tenant improvements to the manufacturing suites and related equipment will be placed in service when they are ready for their intended uses. Once validated, the facility’s manufacturing component will eventually become the primary manufacturing facility for MACI and Epicel.

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

The Company has determined that certain improvements to the Premises are landlord-owned improvements and costs incurred for these improvements are accounted for as a variable lease payment. In the year ended December 31, 2024, the Company recorded a right-of-use asset related to landlord-owned improvements incurred of approximately $3.6 million.

For the years ended December 31, 2025 and 2024, lease expense of $0.3 million, and for the year ended December 31, 2023, lease expense of less than $0.1 million, was recorded related to short-term leases. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $11.9 million, $12.7 million and $10.3 million, respectively, of operating lease expense. For the years ended December 31, 2025, 2024 and 2023, the Company recognized less than $0.1 million of financing lease expense.

Operating and finance lease assets and liabilities are as follows:

		December 31,
(In thousands)	Classification	2025	2024
Assets
Operating	Right-of-use assets	$64,774	$70,098
Finance	Property and equipment, net	686	686
Total leased assets		$65,460	$70,784
Liabilities
Current
Operating	Current portion of operating lease liabilities	$13,969	$9,257
Finance	Other current liabilities	116	116

Non-current
Operating	Operating lease liabilities	82,284	89,593
Finance	Other long-term liabilities	522	570
Total leased liabilities		$96,891	$99,536

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities was $9.3 million and $1.7 million for the years ended December 31, 2025 and 2023, respectively. Cash received for amounts included in the measurement of the Company’s operating lease liabilities was $1.4 million for the year ended December 31, 2024. Cash paid for amounts included in the measurement of the Company’s finance lease liabilities was less than $0.1 million for the year ended December 31, 2025.

Future minimum lease payments under non-cancellable leases as of December 31, 2025 are as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2026	$13,969	$116	$14,085
2027	14,351	116	14,467
2028	14,743	116	14,859
2029	15,146	116	15,262
2030	15,561	116	15,677
Thereafter	57,779	167	57,946
Total lease payments	$131,549	$747	$132,296
Less: interest	(35,296)	(109)	(35,405)
Present value of lease liabilities	$96,253	$638	$96,891

Lease terms and discount rates are as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (years)
Operating leases	8.8	9.7
Finance leases	6.4	6.9
Weighted-average discount rate
Operating leases	6.9%	6.9%
Finance leases	5.0%	5.0%

6. Investments

Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities:

	December 31, 2025
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses	Estimated Fair Value
Commercial paper	$5,117	$1	$(1)	$—	$5,117
Corporate notes	82,754	308	(28)	—	83,034
U.S. government agency bonds	10,656	6	(11)	—	10,651
	$98,527	$315	$(40)	$—	$98,802
Classified as:
Short-term investments					$37,407
Long-term investments					61,395
					$98,802

	December 31, 2024
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses	Estimated Fair Value
Commercial paper	$1,953	$1	$(1)	$—	$1,953
Corporate notes	71,733	117	(87)	—	71,763
U.S. government agency bonds	7,883	4	(30)	—	7,857
	$81,569	$122	$(118)	$—	$81,573
Classified as:
Short-term investments					$41,693
Long-term investments					39,880
					$81,573

There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2025 or 2024.

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

As of December 31, 2025, there were 5,060,613 shares available for future grant under the Amended and Restated 2022 Plan.

Stock Compensation Expense

Non-cash stock-based compensation expense (service-based stock options, restricted stock units and employee stock purchase plan) is summarized in the following table:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cost of product sales	$4,217	$3,911	$2,970
Research and development	4,680	4,068	3,705
Selling, general and administrative	29,870	28,516	25,650
Total non-cash stock-based compensation expense	$38,767	$36,495	$32,325

Service-Based Stock Options

The fair value of each service-based stock option grant for the reported periods is estimated on the date of the grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

	Year Ended December 31,
Service-Based Stock Options	2025	2024	2023
Expected dividend rate	—%	—%	—%
Expected stock price volatility	54.2 - 58.2%	57.3 - 62.5%	62.5 - 66.7%
Risk-free interest rate	3.6 - 4.5%	3.4 - 4.7%	3.40 -4.7%
Expected life (years)	5.3	5.5	5.5
Weighted-average grant date fair value	$28.18	$28.05	$18.85

The following table summarizes the activity for service-based stock options for the indicated periods:

Service-Based Stock Options	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2024	5,764,107	$31.22	6.1	$137,365
Granted	620,373	51.34
Exercised	(675,645)	18.48
Expired	(81,074)	36.84
Forfeited	(85,220)	35.29
Outstanding at December 31, 2025	5,542,541	$34.88	5.7	$42,291
Exercisable at December 31, 2025	4,439,220	$32.09	5.0	$41,007

As of December 31, 2025, 5,412,478 shares are vested and expected to vest. As of December 31, 2025, there was approximately $16.5 million of total unrecognized compensation cost related to non-vested service-based stock options granted under the Amended and Restated 2022 Plan and the Prior Plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

The total intrinsic value of stock options exercised for the years ended December 31, 2025, 2024, and 2023 was $19.4 million, $50.1 million and $7.5 million, respectively.

Restricted Stock Units

The following table summarizes the activity for restricted stock units for the indicated periods:

Restricted Stock Units	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	1,135,261	$40.80
Granted	607,991	50.48
Vested	(401,140)	40.78
Forfeited	(158,117)	45.41
Unvested at December 31, 2025	1,183,995	$45.17

The weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2025, 2024, and 2023 was $50.48, $48.20 and $30.36, respectively.

At December 31, 2025 the total unrecognized compensation cost related to the restricted stock units was $30.3 million, and the weighted-average period over which that cost is expected to be recognized was 2.6 years. The total fair value of restricted stock units vested in the years ended December 31, 2025 and 2024 was $20.9 million and $15.7 million respectively.

Employee Stock Purchase Plan

Employees are able to purchase stock under the ESPP. The ESPP allows for the issuance of an aggregate of 2.0 million shares of common stock of which 935,238 have been issued since the inception of the benefit in 2015. Participation in this plan is available to substantially all employees. The ESPP is a compensatory plan accounted for under the expense recognition provisions of the share-based payment accounting standards. Compensation expense is recorded based on the fair market value of the purchase options at the grant date, which corresponds to the first day of each purchase period and is amortized over the purchase period.

8. Revolving Credit Agreement

On July 29, 2022, the Company, as borrower, entered into a $150.0 million five-year senior secured revolving credit agreement by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (the “Revolving Credit Agreement”). The Revolving Credit Agreement includes a

$15.0 million sub-facility for the issuance of letters of credit, of which the Company is utilizing approximately $6.0 million. Amounts available under the Revolving Credit Agreement are for the working capital needs and other general corporate purposes of the Company. The Company incurred and capitalized approximately $1.1 million of debt issuance costs related to the Revolving Credit Agreement.

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

The Company is permitted to voluntarily prepay borrowings under the Revolving Credit Agreement, in whole or in part, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans (as defined in the Revolving Credit Agreement) and letters of credit exceeds the total Revolving Commitments (as defined in the Revolving Credit Agreement), the Company must prepay the Revolving Loans in an amount equal to such excess. As of December 31, 2025, there are no outstanding borrowings under the Revolving Credit Agreement.

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

9.  Net Income (Loss) Per Common Share

A summary of net income (loss) per common share is presented below:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2025	2024	2023
Net income (loss)	$16,518	$10,362	$(3,182)

Basic weighted-average common shares outstanding	50,340	48,848	47,590
Effect of dilutive stock options and restricted stock units	1,811	2,831	—
Diluted weighted-average common shares outstanding	52,151	51,679	47,590

Basic income (loss) per common share	$0.33	$0.21	$(0.07)
Diluted income (loss) per common share	$0.32	$0.20	$(0.07)

Anti-dilutive shares excluded from diluted net income (loss) per common share:
Stock options	2,527	1,887	6,717
Restricted stock units	410	23	931

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, U.S. government securities, and U.S. government agency bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. The deferred compensation plan liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants. There were no transfers into or out of Level 3 from December 31, 2023 to December 31, 2025.

The following table summarizes the valuation of the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2025				December 31, 2024
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$38,110	$38,110	$—	$—	$43,307	$43,307	$—	$—
Commercial paper (a)	7,111	—	7,111	—	1,953	—	1,953	—
Corporate notes	83,034	—	83,034	—	71,763	—	71,763	—
U.S. government agency bonds	10,651	—	10,651	—	7,857	—	7,857	—
U.S. government securities (a)	47,766	—	47,766	—	16,150	—	16,150	—
Total assets	$186,672	$38,110	$148,562	$—	$141,030	$43,307	$97,723	$—

Liabilities:
Deferred compensation plan liabilities	$1,422	$—	$1,422	$—	$306	$—	$306	$—
Total liabilities	$1,422	$—	$1,422	$—	$306	$—	$306	$—

(a) Approximately $47.8 million of U.S. government securities and $2.0 million of commercial paper had an original maturity of 90 days or less and were recorded as a cash equivalent as of December 31, 2025. Approximately $16.2 million of U.S. government securities had an original maturity of 90 days or less and were recorded as a cash equivalent as of December 31, 2024.

The fair values of the cash equivalents and marketable securities are based on observable market prices. The Company’s accounts receivables, accounts payable and accrued expenses are valued at cost which approximates fair value.

11.  Income Taxes

The components of income (loss) before income taxes are summarized as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
U.S.	$17,471	$10,580	$(2,381)
Foreign	(94)	(70)	13
Income (loss) before income taxes	$17,377	$10,510	$(2,368)

Provision for income taxes consisted of the following:

Year Ended December 31,
(In thousands)	2025
Federal	$—
State	859
International	—
Total	$859

During the year ended December 31, 2025, the Company adopted ASU 2023-09 to enhance income taxes disclosures regarding incomes taxes paid and the rate reconciliation disclosures.

Income taxes paid, net of refunds, consisted of the following:

Year Ended December 31,
(In thousands)	2025
Federal	$—
State	580
Foreign	—
Total income taxes paid, net of refunds	$580

Income taxes paid, net of refunds, exceeded 5 percent of the total income taxes paid in the following jurisdictions:

Year Ended December 31,
(In thousands)	2025
State
California	$136
New York	135
Massachusetts	84
Tennessee	76
Louisiana	45
Georgia	37
Other	67
Total	$580

A reconciliation of income taxes computed using the U.S. federal statutory rate to the taxes reported in the consolidated statements of operations is as follows:

	December 31, 2025
(In thousands)	Amount	Percent
Income before income taxes	$17,377
U.S. Federal Statutory Tax Rate	3,649	21.0%
State and Local Income taxes, Net of Federal Income Tax Effect (a)	859	4.9%
Effect of change in tax laws or rates enacted in the current period	—	—%
Tax Credits
Research and development tax credits	(2,310)	(13.3)%
Changes in Valuation Allowances	(2,175)	(12.5)%
Nontaxable or Nondeductible items
Stock Compensation	(2,856)	(16.4)%
Officers Compensation - 162(m)	3,510	20.2%
Other	182	1.0%
Effective Tax Rate	$859	4.9%

(a) State taxes in California, New York and Massachusetts make up the majority (greater than 50%) of the tax effect in this category.

	Year Ended December 31,
(In thousands)	2024	2023
Income (loss) before income taxes	$10,510	$(2,368)
Federal statutory rate	21%	21%
Taxes computed at federal statutory rate	2,207	(497)
State and local income taxes	381	(389)
Nondeductible stock-based compensation	(6,547)	(586)
Federal and state rate change	1,090	(704)
Research and orphan drug credits	(156)	362
Other	402	162
Deferred tax adjustment	7,374	—
Change in valuation allowance	(4,603)	2,466
Reported income taxes	$148	$814

Deferred tax assets (liabilities) consist of the following:

	Year Ended December 31,
(In thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$9,462	$15,481
Employee benefits and stock-based compensation	20,050	18,606
Research and development costs	—	4,778
Intangible assets	327	786
Operating lease liabilities	22,887	20,664
Inventory reserve	5,093	2,540
Tax credit carryforward	13,222	10,937
Other, net	5	3
Total deferred tax assets	71,046	73,795
Less: valuation allowance	(41,195)	(45,153)
Total net deferred tax assets	29,851	28,642
Deferred tax liabilities:
Right-of-use assets	(16,742)	(18,056)
Property and equipment, net	(13,109)	(10,586)
Total net deferred tax liabilities	(29,851)	(28,642)
Net deferred tax assets and liabilities	$—	$—

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards of $36.3 million, of which $6.2 million begin to expire in 2033 and the remainder do not expire but are subject to 80% limitation. As of December 31, 2025, the Company had state net operating loss carryforwards of $15.2 million that begin to expire in 2030. The projected annual limitation on the use of the net operating losses that existed prior to September 17, 2014, resulting from the Company’s change in control in 2014 per Section 382 of the Internal Revenue Code is $0.8 million. As a result, a portion of the net operating losses and tax credit carryforwards may expire prior to their utilization. As of December 31, 2025, the Company’s U.S. federal tax credit carryforwards available to offset future profits are $13.2 million. These credit carryforwards expire between 2026 and 2044.

In accordance with the accounting guidance for income taxes, the Company estimates whether recoverability of its deferred tax assets is “more likely than not”, based on forecasts of taxable income in the related tax jurisdictions. In this estimate, the Company uses historical results, projected future operating results based upon approved business plans, eligible carry forward periods, tax planning opportunities and other relevant considerations. Based on these factors, including historical losses incurred by the Company, a full valuation allowance for the deferred tax assets, including the deferred tax assets for the aforementioned net operating losses and credits has been provided, since they are not more likely than not to be realized. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations. The change in the valuation allowance was a decrease of $4.0 million and $4.6 million for the years ended December 31, 2025 and 2024, respectively.

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

The Company files U.S. federal and state income tax returns with varying statutes of limitations. During the year ended December 31, 2020, examinations by U.S. tax authorities were completed for 2017 and 2018. During the year ended December 31, 2025, examinations by U.S. tax authorities were completed for 2021. Due to the Company’s net operating loss carryforwards, federal income tax returns from incorporation are still subject to examination. The Company files in several state tax jurisdictions and is subject to examination in years ranging from incorporation to 2025.

On July 4, 2025, the One Big Beautiful Act (“OBBBA”), was signed into law. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, a general requirement to reduce the deduction for research and development expense by any research credit taken, and reinstates 100% bonus depreciation on qualified property placed in service after January 19, 2025. The company has incorporated the impact of the enacted legislation and has determined there is no material impact to the company’s consolidated financial statements.

12. Employee Benefit Plans

401(k) Plan

The Company has a 401(k) savings plan that allows participating employees to contribute a portion of their salary, subject to annual limits and minimum qualifications. The Board may, at its sole discretion, approve Company matching contributions to the plan. The Company made contributions of $1.5 million, $1.3 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Non-Qualified Deferred Compensation Plan

The Company has a deferred compensation plan which is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Code, for its non-employee directors, a select group of executive officers, senior management and highly compensated employees of the Company. Eligible employees may elect to contribute up to 75% of their annual base salary and 100% of their annual bonus, restricted stock units and/or director fees earned to the deferred compensation plan, and such employee contributions are 100% vested. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in lump-sum distribution or in installments, as elected by the participant in accordance with the plan. As of December 31, 2025 the deferred compensation plan liabilities total $1.4 million and are recorded in accrued expenses and other long-term liabilities.

13. NexoBrid License and Supply Agreements

On May 6, 2019, the Company entered into exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. NexoBrid is a topically-administered biological orphan product containing proteolytic enzymes, for which the FDA approved a BLA in December 2022, permitting the product’s use for the removal of eschar in adults with deep partial-thickness and/or full-thickness thermal burns. Subsequently, in August 2024, the FDA approved a supplemental BLA expanding NexoBrid’s indication to include pediatric patients.

Pursuant to the terms of the license agreement, following the FDA’s approval of the BLA for NexoBrid, MediWound transferred the BLA to Vericel. NexoBrid is approved in the European Union (“EU”) and other international markets and has been designated as an orphan biologic in the U.S., EU and other international markets.

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

Additionally, the Company is obligated to pay MediWound up to $125.0 million, which is contingent upon meeting certain sales milestones. The first sales milestone payment of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to NexoBrid in North America exceed $75.0 million. As of December 31, 2025, the sales milestone payments are not yet probable and therefore, not recorded as a liability. The Company pays MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions. Pursuant to the terms of the Company’s supply agreement with MediWound, MediWound is manufacturing, and will continue to manufacture NexoBrid for the Company on a unit price basis, which may be increased pursuant to the terms of the supply agreement. MediWound is obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. Under the supply agreement, the Company possesses the option to extend the initial term of the agreement by an additional 24 months, which it did in May 2022. After the initial term, the Company may extend the supply agreement on an annual basis for up to 10 additional years, at its sole discretion. Under the supply agreement, the Company is permitted to establish an alternate source of supply in certain circumstances, including the event of a supply failure.

14. Commitments and Contingencies

Legal Proceedings

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

As of December 31, 2025, the Company had no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

Manufacturing and Supply Agreements

Matricel — On July 1, 2023, the Company renewed its long-term supply agreement with Matricel GmbH (“Matricel”) for the supply of ACI-Maix collagen membranes used in the manufacture of MACI (the “Matricel Supply Agreement”). In the event Matricel is unable to supply the membranes, the Company may license the technology and procure the membranes from another source. The Matricel Supply Agreement provides that Matricel will supply the ACI-Maix membranes exclusively to the Company during the term of the agreement. The Matricel Supply Agreement is effective until December 31, 2030, with an option to extend its term for three additional years to December 31, 2033. Thereafter, the Matricel Supply Agreement may be renewed for additional three-year periods. Under the terms of the Matricel Supply Agreement, the Company has committed to annual minimum purchase values totaling approximately €12.5 million over the eight-year term.

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

Future minimum purchase commitments related to the Company’s contractual obligations are as follows:

		Payments Due by Period
Contractual Obligations (In thousands)	Total	2026	2027	2028	2029	2030	More than 5 Years
Purchase commitments	$15,789	$7,331	$2,035	$2,141	$2,141	$2,141	$—
Warehouse operating agreement	741	741	—	—	—	—	—
Total	$16,530	$8,072	$2,035	$2,141	$2,141	$2,141	$—

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

In addition to the significant expense categories within the Company’s consolidated statements of operations, see below for disaggregated amounts that comprise selling, general and administrative expenses:

	Year Ended December 31,
( in thousands)	2025	2024	2023
Selling and marketing	$90,202	$82,142	$69,007
General and administrative	76,790	60,649	51,991
Total selling, general and administrative expenses	$166,992	$142,791	$120,998

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

Management of the Company evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as attested to in their report which appears in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2025, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

•On December 2, 2025, Joseph Mara, Vericel Corporation’s Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 160,000 shares of our common stock between March 2, 2026, and March 5, 2027; and

•On December 2, 2025, Michael Halpin, Vericel Corporation’s Chief Operating Officer, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 49,575 shares of our common stock between March 2, 2026, and February 26, 2027; and

•On December 2, 2025, Sean Flynn, Vericel Corporation’s Chief Legal Officer, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 71,825 shares of our common stock between March 2, 2026 and November 6, 2026, and terminated a prior Rule 10b5-1 trading arrangement dated March 5, 2025; and

•On December 4, 2025, Heidi Hagen, a member of the Vericel Corporation Board of Directors, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 17,500 shares of our common stock between March 30, 2026, and May 28, 2027; and

•On December 10, 2025, Jonathan Siegal, Vericel Corporation’s Principal Accounting Officer, entered into a 10b5-1 Plan providing for the potential sale of up to 63,136 shares of our common stock between March 10, 2026 and November 6, 2026.

Additionally, there were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended December 31, 2025 by our Section 16 officers or directors.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Definitive Proxy Statement with respect to our 2026 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2025, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2025.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements (see Item 8).
2. All information is included in the Consolidated Financial Statements or Notes thereto.
3. Exhibits:
See Exhibit Index.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of the Company.	8-K	000-22025	4.1	December 17, 2009
3.2	Certificate of Amendment to Restated Articles of Incorporation of the Company dated February 9, 2010.	S-1	333-160044	3.2	March 31, 2010
3.3	Certificate of Amendment to Restated Articles of Incorporation of the Company dated March 22, 2011.	8-K	000-22025	3.1	March 25, 2011
3.4	Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 21, 2014.	8-K	001-35280	3.1	November 24, 2014
3.5	Amended and restated bylaws.	8-K	000-22025	3.1	November 12, 2010
4.1	Description of Capital Stock.	10-K	001-35280	4.5	February 25, 2020
10.1 #	Form of Indemnification Agreement entered into between the Company and each of its directors.	8-K	000-22025	10.1	August 31, 2010
10.2 #	Senior Executive Incentive Bonus Plan.	8-K	000-22025	10.3	March 25, 2011
10.3	Asset Purchase Agreement, dated as of April 19, 2014, by and between the Company and Sanofi.	8-K	001-35280	2.1	April 23, 2014
10.4 #	Second Amended and Restated 2009 Omnibus Incentive Plan.	Sch. 14A	001-35280	Appendix II	October 21, 2014
10.5	Lease Agreement, dated October 21, 2020, by and between the Company and Up 64 Sidney Street, LLC, as amended.	10-K	001-35280	10.7	February 24, 2021
10.6	Lease Agreement, dated January 28, 2022, by and between the Company and NDB Property Owner 2, L.P.	10-Q	001-35280	10.1	May 4, 2022
10.7	First Amendment to the Lease Agreement by and between the Company and NDB Property Owner 2, L.P., dated November 6, 2024.	10-K	001-35280	10.7	February 27, 2025
10.8 #	Vericel Corporation 2015 Employee Stock Purchase Plan.	Sch. 14A	001-35280	Appendix I	March 25, 2015
10.9 #	Vericel Corporation Amended and Restated 2015 Employee Stock Purchase Plan.	8-K	001-35280	10.2	May 2, 2025
10.10 #	First Amendment to Executive Employment Agreement by and between Dominick C. Colangelo and the Company, dated September 14, 2017.	8-K	001-35280	10.1	September 19, 2017
10.11	Amended and Restated Non-Employee Director Compensation Guidelines (revised April 30, 2025).	10-Q	001-35280	10.1	July 31, 2025
10.12 †	Amended and Restated ACI-Maix Supply Agreement, dated March 17, 2018, as amended, by and between the Company and Matricel GMBH.	10-Q	001-35280	10.1	May 8, 2018
10.13 #	2017 Omnibus Incentive Plan.	Sch. 14A	001-35280	Appendix I	March 20, 2017
10.14 #	Form of Incentive Stock Option Award Agreement under the 2017 Omnibus Incentive Plan.	10-K	001-35280	10.49	February 26, 2019
10.15 #	Form of Non-Employee Director Award Agreement under the 2017 Omnibus Incentive Plan.	10-K	001-35280	10.5	February 26, 2019
10.16 #	Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Incentive Plan.	10-K	001-35280	10.51	February 26, 2019
10.17 #	Vericel Corporation Amended and Restated 2019 Omnibus Incentive Plan.	8-K	001-35280	10.1	May 1, 2020
10.18 #	Form of Current Employee Incentive Stock Option Agreement under the 2019 Omnibus Incentive Plan (amended February 15, 2022).	10-Q	001-35280	10.2	May 4, 2022
10.19 #	Form of New Hire Incentive Stock Option Award Agreement under the 2019 Omnibus Incentive Plan (amended February 15, 2022)	10-Q	001-35280	10.3	May 4, 2022

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
10.20 #	Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the 2019 Omnibus Incentive Plan (amended February 15, 2022).	10-Q	001-35280	10.4	May 4, 2022
10.21 #	Vericel Corporation 2022 Omnibus Incentive Plan.	8-K	001-35280	10.1	April 29, 2022
10.22 #	Vericel Corporation Amended and Restated 2022 Omnibus Incentive Plan.	8-K	001-35280	10.1	May 2, 2025
10.23 #	Vericel Corporation Deferred Compensation Plan.	10-Q	001-35280	10.1	August 2, 2023
10.24 #	Vericel Corporation 2022 Omnibus Incentive Plan Restricted Stock Unit Award (Deferred) Agreement for Non-Employee Directors.	10-Q	001-35280	10.2	August 2, 2023
10.25 #	Form of New Hire Incentive Stock Option Agreement under the 2022 Omnibus Incentive Plan amended July 25, 2023.	10-Q	001-35280	10.1	November 8, 2023
10.26 #	Form of Current Employee Incentive Stock Option Agreement under the 2022 Omnibus Incentive Plan amended July 25, 2023.	10-Q	001-35280	10.2	November 8, 2023
10.27 #	Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the 2022 Omnibus Incentive Plan amended July 25, 2023.	10-Q	001-35280	10.3	November 8, 2023
10.28 #	Form of Restricted Stock Unit Award Agreement for Employees under the 2022 Omnibus Plan, amended February 21, 2024.	10-Q	001-35280	10.1	May 8, 2024
10.29 †	License Agreement between the Company and MediWound LTD., dated May 6, 2019.	10-Q	001-35280	10.9	August 6, 2019
10.30 †	Supply Agreement between the Company and MediWound LTD., dated May 6, 2019.	10-Q	001-35280	10.1	August 6, 2019
10.31 #	First Amendment to Executive Employment Agreement, executed and effective June 3, 2019, by and between the Company and Michael Halpin.	10-Q	001-35280	10.12	August 6, 2019
10.32 #	Employment Agreement, dated January 25, 2021, by and between the Company and Joseph Mara.	8-K	001-35280	10.1	January 25, 2021
10.33 #	Employment Agreement, dated November 4, 2019, by and between the Company and Sean Flynn.	10-K	001-35280	10.43	February 24, 2021
10.34 #	Employment Agreement, dated August 20, 2018, by and between the Company and Dr. Jonathan M. Hopper.	10-K	001-35280	10.44	February 24, 2021
10.35 #	Employment Agreement, by and between Karen Mahoney and the Company, dated July 24, 2024.	10-Q	001-35280	10.1	May 8, 2025
10.36	Eighth Amendment to the Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated May 15, 2022.	10-Q	001-35280	10.5	August 3, 2022
10.37	Ninth Amendment to the Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated May 15, 2024.	10-K	001-35280	10.34	February 27, 2025
10.38	Tenth Amendment to the Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated July 1, 2024.	10-Q	001-35280	10.2	August 1, 2024
10.39 †	Eleventh Amendment to the Distribution Agreement between Orsini Pharmaceutical Services, Inc. and the Company, dated July 31, 2024.	10-Q	001-35280	10.1	November 7, 2024
10.40	Third Amendment to the Dispensing Agreement between AllCare Plus Pharmacy, Inc. and the Company, dated May 16, 2022.	10-Q	001-35280	10.6	August 3, 2022
10.41 †	Fourth Amendment to the Dispensing Agreement between AllCare Plus Pharmacy, Inc. and the Company, dated June 1, 2024.	10-Q	001-35280	10.1	August 1, 2024

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
10.42 †	Revolving Credit Agreement, dated as of July 29, 2022, by and among Vericel Corporation, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A.as administrative agent, sole bookrunner and sole lead arranger.	10-Q	001-35280	10.12	November 9, 2022
10.43	Insider Trading Policy.	10-K	001-35280	19	February 27, 2025
21.1**	Subsidiaries of Registrant.
23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy for Recoupment of Erroneously Awarded Incentive Compensation.	10-K	001-35280	97	February 29, 2024
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date:	February 26, 2026
Vericel Corporation

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on behalf of the registrant on February 26, 2026 by the following persons in the capacities indicated.

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