Form 10-Q
period 2026-03-31
Vericel Corp
filed 2026-05-07
CIK 887359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2026
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

As of April 30, 2026, 51,068,228 shares of Common Stock, no par value per share, were outstanding.

VERICEL CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$109,295	$100,092
Short-term investments	36,045	37,407
Accounts receivable (net of allowance for doubtful accounts of $13 and $13, respectively)	72,383	84,634
Inventory	18,351	17,560
Other current assets	7,990	7,744
Total current assets	244,064	247,437
Property and equipment, net	107,113	108,397
Intangible assets, net	5,469	5,625
Right-of-use assets	63,409	64,774
Long-term investments	65,284	61,395
Other long-term assets	288	341
Total assets	$485,627	$487,969
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,009	$15,828
Accrued expenses	13,967	19,236
Current portion of operating lease liabilities	14,063	13,969
Other current liabilities	116	116
Total current liabilities	47,155	49,149
Operating lease liabilities	80,362	82,284
Other long-term liabilities	1,879	1,896
Total liabilities	129,396	133,329
COMMITMENTS AND CONTINGENCIES (Note 12)
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 51,010 and 50,620, respectively	738,998	730,662
Accumulated other comprehensive (loss) gain	(168)	275
Accumulated deficit	(382,599)	(376,297)
Total shareholders’ equity	356,231	354,640
Total liabilities and shareholders’ equity	$485,627	$487,969

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Product sales, net	$68,425	$52,598
Total revenue	68,425	52,598
Cost of product sales	19,159	16,325
Gross profit	49,266	36,273
Research and development	8,104	7,261
Selling, general and administrative	49,226	41,804
Total operating expenses	57,330	49,065
Loss from operations	(8,064)	(12,792)
Other income (expense):
Interest income	1,851	1,657
Interest expense	(160)	(153)
Other income	71	42
Total other income	1,762	1,546
Net loss	$(6,302)	$(11,246)
Net loss per common share:
Basic	$(0.12)	$(0.23)
Diluted	$(0.12)	$(0.23)
Weighted-average common shares outstanding:
Basic	50,773	49,905
Diluted	50,773	49,905

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(6,302)	$(11,246)
Other comprehensive income (loss):
Unrealized (loss) gain on investments	(443)	132
Comprehensive loss	$(6,745)	$(11,114)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Common Stock		Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2025	50,620	$730,662	$275	$(376,297)	$354,640
Net loss	—	—	—	(6,302)	(6,302)
Stock-based compensation expense	—	11,294	—	—	11,294
Stock option exercises	129	1,307	—	—	1,307
Shares issued under the Employee Stock Purchase Plan	10	256	—	—	256
Issuance of stock for restricted stock unit vesting	371	—	—	—	—
Restricted stock withheld for employee tax remittance	(120)	(4,521)	—	—	(4,521)
Unrealized loss on investments	—	—	(443)	—	(443)
BALANCE, MARCH 31, 2026	51,010	$738,998	$(168)	$(382,599)	$356,231

	Common Stock		Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2024	49,628	$684,778	$4	$(392,815)	$291,967
Net loss	—	—	—	(11,246)	(11,246)
Stock-based compensation expense	—	11,505	—	—	11,505
Stock option exercises	398	9,158	—	—	9,158
Shares issued under the Employee Stock Purchase Plan	7	251	—	—	251
Issuance of stock for restricted stock unit vesting	332	—	—	—	—
Restricted stock withheld for employee tax remittance	(113)	(6,280)	—	—	(6,280)
Unrealized gain on investments	—	—	132	—	132
BALANCE, MARCH 31, 2025	50,252	$699,412	$136	$(404,061)	$295,487

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(6,302)	$(11,246)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	3,267	2,686
Stock-based compensation expense	11,294	11,505
Amortization of premiums and discounts on marketable securities	(27)	(119)
Amortization of debt issuance costs	54	54
Non-cash lease costs	1,365	1,382
Provision for excess and obsolete inventory	173	—
Other	21	4
Changes in operating assets and liabilities:
Inventory	(964)	267
Accounts receivable	12,251	8,476
Other current assets	(246)	(1,231)
Accounts payable	2,590	(551)
Accrued expenses	(5,269)	(5,721)
Operating lease liabilities	(1,828)	117
Other non-current assets and liabilities, net	4	977
Net cash provided by operating activities	16,383	6,600
Investing activities:
Purchases of investments	(17,193)	(13,430)
Sales and maturities of investments	14,249	12,500
Expenditures for property and equipment	(1,257)	(14,212)
Net cash used in investing activities	(4,201)	(15,142)
Financing activities:
Net proceeds from common stock issuance	1,563	9,409
Payments on employees’ behalf for taxes related to vesting of restricted stock unit awards	(4,521)	(6,207)
Other	(21)	(4)
Net cash (used in) provided by financing activities	(2,979)	3,198
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,203	(5,344)
Cash, cash equivalents, and restricted cash at beginning of period	100,092	85,049
Cash, cash equivalents, and restricted cash at end of period	$109,295	$79,705

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Non-cash information:
Additions to property and equipment included in accounts payable	$1,461	$5,347
Restricted stock held for employee tax remittance included in accounts payable	—	73

	Three Months Ended March 31,
	2026	2025
Reconciliation to amounts within the condensed consolidated balance sheets:
Cash and cash equivalents	$109,295	$73,490
Restricted cash	—	6,215
Total cash, cash equivalents, and restricted cash at end of period	$109,295	$79,705

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Vericel Corporation, a Michigan corporation (together with its consolidated subsidiaries referred to herein as the Company, or Vericel), was incorporated in March 1989 and began employee-based operations in 1991. The Company is a fully-integrated, commercial-stage biopharmaceutical and medical technology company and a leading provider of advanced therapies for the sports medicine and severe burn care markets. Vericel currently markets three commercial-stage products in the U.S., MACI®, Epicel® and NexoBrid®.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2026, the Company had an accumulated deficit of $382.6 million and had a net loss of $6.3 million during the three months ended March 31, 2026. The Company had cash and cash equivalents of $109.3 million and investments of $101.3 million as of March 31, 2026. The Company expects that cash from the sales of its products and existing cash, cash equivalents, investments, and available borrowing capacity will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these condensed consolidated financial statements. If revenues decline for a sustained period, the Company may need to access additional capital; however, the Company may not be able to obtain additional financing on acceptable terms or at all. The terms of any additional financing may adversely affect the holdings or the rights of the Company’s shareholders.

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

The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026 (“Annual Report”).

Recent Accounting Pronouncements

No new accounting standards were adopted during the three months ended March 31, 2026. The Company considers the applicability and impact of any recent Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”), as noted below:

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update introduces a practical expedient for all entities when estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions accounted for under Topic 606. The expedient allows entities to assume current conditions as of the balance sheet date remain unchanged over the remaining life of the asset. This amendment is effective for annual periods in fiscal years beginning after December 15, 2025, and interim periods thereafter, with early adoption permitted, and will be applied on a prospective basis. The Company is currently evaluating the impact of this guidance on the consolidated financial statements and disclosures.

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

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The standard establishes authoritative guidance in U.S. GAAP about accounting for government grants received by business entities and clarifies the appropriate accounting in an effort to reduce diversity in practice, and increase consistency of application across business entities. It is effective for annual reporting periods beginning after December 15, 2028, and interim periods thereafter, with early adoption permitted, and may be applied prospectively, retrospectively, or with a modified retrospective approach. The Company is currently evaluating the impact of this guidance on the consolidated financial statements and disclosures.

3. Revenue

Revenue Recognition and Product Sales, Net

The Company recognizes product revenue from sales of MACI biopsy kits, MACI implants, MACI Arthro instruments, Epicel grafts, and NexoBrid following the five-step model in Accounting Standards Codification (“ASC”) 606, Revenue Recognition.

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

When the Company sells MACI through its specialty pharmacies, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The Company assesses risk and determines a loss percentage by pooling accounts receivable based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information. This loss percentage was applied to the accounts receivables as of March 31, 2026. The total allowance for uncollectible consideration as of March 31, 2026 and December 31, 2025 was $8.6 million and $8.4 million, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact on the revenue recognized. A 50 basis points change to the estimated uncollectible percentage could result in an approximately $0.5 million decrease or increase in the revenue recognized for the three months ended March 31, 2026.

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

Epicel

The Company sells Epicel directly to hospitals and burn centers based on contracted rates stated in an approved contract or purchase order. In some cases, volume-based rebates are offered. Similar to MACI, there is no obligation to manufacture Epicel grafts upon receipt of a skin biopsy. The Company recognizes product revenue from sales of Epicel upon delivery to the hospital, at which time the customer is in control of the Epicel grafts and the claim is billable to the hospital.

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

Revenue by Product and Customer

The following table and descriptions below show the products from which the Company generated its revenue for the periods indicated:

	Three Months Ended March 31,
Revenue by product (in thousands)	2026	2025
MACI implants, kits, and instruments
Implants based on contracted rate sold through a specialty pharmacy (a)	$41,507	$31,836
Implants subject to third party reimbursement sold through a specialty pharmacy (b)	4,788	2,738
Implants sold direct based on contracted rates (c)	7,409	8,421
Implants sold direct subject to third-party reimbursement (d)	2,074	1,631
Biopsy kits and instruments - direct bill	606	596
Change in estimates related to prior periods (e)	14	1,075
Total MACI implants, kits, and instruments	56,398	46,297
Epicel
Direct bill (hospital)	10,885	4,964

NexoBrid	1,142	1,337
Total revenue	$68,425	$52,598

(a) Represents implants sold through Orsini and AllCare whereby such specialty pharmacies have a direct contract with the underlying insurance provider. The amount of reimbursement is based on contracted rates at the time of sale supported by the pharmacy’s direct contracts.

(b) Represents implants sold through Orsini and AllCare whereby such specialty pharmacy does not have a direct contract with the underlying payer and is subject to third-party reimbursement. The amount of reimbursement is established based on publicly available rates, fee schedules or past payer precedents.

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

4. Selected Balance Sheet Components

Inventory

Inventory consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Raw materials	$13,751	$12,953
Work-in-process	1,507	1,584
Finished goods	3,093	3,023
Total inventory	$18,351	$17,560

Property and Equipment

Property and Equipment, net consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Machinery and equipment	$26,086	$14,498
Furniture, fixtures and office equipment	5,690	5,424
Computer equipment and software	19,078	18,953
Leasehold improvements	81,393	76,421
Construction in process	9,527	24,651
Total property and equipment, gross	141,774	139,947
Less accumulated depreciation	(34,661)	(31,550)
Total property and equipment, net	$107,113	$108,397

Depreciation expense for the three months ended March 31, 2026 and 2025, was $3.1 million and $2.5 million, respectively.

Intangible Assets

Intangible assets, net consisted of the following:

			March 31, 2026			December 31, 2025
(In thousands)	Useful Life (in years)	Amortization Method	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
NexoBrid license	12	Straight-line	$7,500	$(2,031)	$5,469	$7,500	$(1,875)	$5,625

Amortization expense for each of the three months ended March 31, 2026 and 2025 was $0.2 million. The NexoBrid intangible asset is amortized to cost of product sales.

Future amortization expense of intangible assets as of March 31, 2026 is estimated to be as follows:

(In thousands)	Amount
Remainder of 2026	$469
2027	625
2028	625
2029	625
2030	625
Thereafter	2,500
Total	$5,469

Accrued Expenses

Accrued Expenses consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Bonus-related compensation	$4,670	$11,253
Employee-related accruals	4,252	3,009
Insurance reimbursement-related liabilities	3,726	4,401
Other accrued expenses	1,319	573
Total accrued expenses	$13,967	$19,236

5. Leases

The Company leases facilities in Ann Arbor, Michigan, Cambridge, Massachusetts and Burlington, Massachusetts. The Ann Arbor facility includes office space, and the Cambridge facility includes clean rooms, laboratories for MACI and Epicel manufacturing and office space. The Company also leases certain equipment.

On January 28, 2022, the Company entered into a lease agreement (as amended, the “Burlington Lease”) to lease approximately 126,000 square feet of manufacturing, laboratory and office space in Burlington, Massachusetts. The Burlington facility is complete, and the Company is currently utilizing the facility’s office space. In March 2026, the Company received FDA approval to begin MACI commercial manufacturing at the Burlington facility, and a portion of the tenant improvements to the manufacturing suites and related equipment related to MACI manufacturing were placed in service following the FDA approval. The Company has begun transitioning the Burlington facility’s manufacturing component into the primary manufacturing facility for MACI. The Company intends that the Burlington facility’s manufacturing component will eventually also become the primary manufacturing facility for Epicel, upon FDA qualification for Epicel manufacturing.

For the three months ended March 31, 2026 and 2025, lease expense of less than $0.1 million and $0.2 million, respectively, was recorded related to short-term leases. For each of the three months ended March 31, 2026 and 2025, the Company recognized $3.0 million of operating lease expense. For each of the three months ended March 31, 2026 and 2025, the Company recognized less than $0.1 million of financing lease expense.

Operating and finance lease assets and liabilities are as follows:

(In thousands)	Classification	March 31, 2026	December 31, 2025
Assets
Operating	Right-of-use assets	$63,409	$64,774
Finance	Property and equipment, net	686	686
Total leased assets		$64,095	$65,460
Liabilities
Current
Operating	Current portion of operating lease liabilities	$14,063	$13,969
Finance	Other current liabilities	116	116
Non-current
Operating	Operating lease liabilities	$80,362	$82,284
Finance	Other long-term liabilities	501	522
Total leased liabilities		$95,042	$96,891

6. Investments

Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities:

	March 31, 2026
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$5,440	$—	$(3)	$—	$5,437
Corporate notes	86,392	95	(239)	—	86,248
U.S. government agency bonds	9,665	2	(23)	—	9,644
	$101,497	$97	$(265)	$—	$101,329
Classified as:
Short-term investments					$36,045
Long-term investments					65,284
					$101,329

	December 31, 2025
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$5,117	$1	$(1)	$—	$5,117
Corporate notes	82,754	308	(28)	—	83,034
U.S. government agency bonds	10,656	6	(11)	—	10,651
	$98,527	$315	$(40)	$—	$98,802
Classified as:
Short-term investments					$37,407
Long-term investments					61,395
					$98,802

As of March 31, 2026 and December 31, 2025, all marketable securities held by the Company had remaining contractual maturities of three years or less. There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2026 and 2025.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, U.S. government securities, and U.S. government agency bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. The deferred compensation plan liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants. There were no transfers into or out of Level 3 from December 31, 2025 to March 31, 2026.

The following table summarizes the valuation of the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2026				December 31, 2025
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$43,174	$43,174	$—	$—	$38,110	$38,110	$—	$—
Commercial paper (a)	5,437	—	5,437	—	7,111	—	7,111	—
Corporate notes	86,248	—	86,248	—	83,034	—	83,034	—
U.S. government agency bonds	9,644	—	9,644	—	10,651	—	10,651	—
U.S. government securities (a)	53,259	—	53,259	—	47,766	—	47,766	—
	$197,762	$43,174	$154,588	$—	$186,672	$38,110	$148,562	$—

Liabilities:
Deferred compensation plan liabilities	$1,416	$—	$1,416	$—	$1,422	$—	$1,422	$—
Total liabilities	$1,416	$—	$1,416	$—	$1,422	$—	$1,422	$—

(a) Approximately $53.3 million of U.S. government securities had an original maturity of 90 days or less and were recorded as a cash equivalent as of March 31, 2026. Approximately $47.8 million of U.S. government securities and $2.0 million of commercial paper had an original maturity of 90 days or less and were recorded as a cash equivalent as of December 31, 2025.

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

The Company is permitted to voluntarily prepay borrowings under the Revolving Credit Agreement, in whole or in part, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans (as defined in the Revolving Credit Agreement) and letters of credit exceeds the total Revolving Commitments (as defined in the Revolving Credit Agreement), the Company must prepay the Revolving Loans in an amount equal to such excess. As of March 31, 2026, there are no outstanding borrowings under the Revolving Credit Agreement.

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

Stock Compensation Expense

Non-cash stock-based compensation expense (service-based stock options, restricted stock units and the employee stock purchase plan) is summarized in the following table:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cost of product sales	$1,424	$1,141
Research and development	1,335	1,487
Selling, general and administrative	8,535	8,877
Total non-cash stock-based compensation expense	$11,294	$11,505

Service-Based Stock Options

During the three months ended March 31, 2026 and 2025, the Company granted service-based options to purchase common stock of 525,690 and 502,098, respectively. The weighted-average grant-date fair value of service-based options granted during the three months ended March 31, 2026 and 2025 was $19.92 and $29.93 per option, respectively.

Restricted Stock Units

During the three months ended March 31, 2026 and 2025, the Company granted 551,401 and 468,886 restricted stock units, respectively. The weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2026 and 2025, was $38.11 and $54.30 per unit, respectively.

10. Net Income (Loss) Per Common Share

A summary of net income (loss) per common share is presented below:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2026	2025
Net loss	$(6,302)	$(11,246)

Basic weighted-average common shares outstanding	50,773	49,905
Effect of dilutive stock options and restricted stock units	—	—
Diluted weighted-average common shares outstanding	50,773	49,905

Basic loss per common share	$(0.12)	$(0.23)
Diluted loss per common share	$(0.12)	$(0.23)

Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	5,923	5,798
Restricted stock units	1,340	1,222

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

Additionally, the Company is obligated to pay MediWound up to $125.0 million, which is contingent upon meeting certain sales milestones. The first sales milestone payment of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to NexoBrid in North America exceed $75.0 million. As of March 31, 2026, the sales milestone payments are not yet probable and therefore, not recorded as a liability. The Company pays MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions. Pursuant to the terms of the Company’s supply agreement with MediWound, MediWound is manufacturing, and will continue to manufacture, NexoBrid for the Company on a unit price basis, which may be increased pursuant to the terms of the supply agreement. MediWound was obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. Under the supply agreement, the Company possessed the option to extend the initial term of the agreement by an additional 24 months, which it did in May 2022. After the initial term, the Company may extend the supply agreement on an annual basis for up to 10 additional years, at its sole discretion. In March 2025 and March 2026, the Company exercised the first and second of these annual extensions, respectively, extending the term of the supply agreement through at least May 2028. Under the supply agreement, the Company is permitted to establish an alternate source of supply in certain circumstances, including the event of a supply failure.

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

As of March 31, 2026, the Company had no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

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

In addition to the significant expense categories within the Company’s consolidated statements of operations, see below for disaggregated amounts that comprise selling, general and administrative expenses:

	Three Months Ended March 31,
( in thousands)	2026	2025
Selling and marketing	$26,546	$22,803
General and administrative	22,680	19,001
Total selling, general and administrative expenses	$49,226	$41,804

14. The BARDA Agreement

On March 31, 2026, the Company entered into a ten-year agreement with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”), part of the Administration for Strategic Preparedness and Response (“ASPR”) within the U.S. Department of Health and Human Services (the “BARDA Agreement”). The BARDA Agreement is valued at up to $196.9 million and details BARDA’s agreement to procure certain quantities of NexoBrid, the establishment of a Vendor Managed Inventory (“VMI”) system for NexoBrid, the potential design and manufacture of a U.S.-based NexoBrid manufacturing facility, and the development of a next generation formulation and additional indication for the product.

The BARDA Agreement’s base period encompasses $34.9 million in BARDA funding, which includes approximately $10 million for the initial procurement of NexoBrid for emergency preparedness and VMI establishment, funding for VMI-related services and initial development activities for a potential expanded NexoBrid indication for the treatment of blast trauma injuries. The BARDA Agreement, which became effective on April 1, 2026, also includes optional awards for additional NexoBrid procurement, further clinical development for a potential blast trauma indication, design and validation of a potential U.S.-based manufacturing facility and the development and procurement of a room temperature stable formulation of NexoBrid.

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

Manufacturing

We have a cell manufacturing facility in Cambridge, Massachusetts, which is currently used for U.S. manufacturing and distribution of MACI and Epicel. In January 2022, we entered into a lease agreement (as amended, the “Burlington Lease”) to lease approximately 126,000 square feet of manufacturing, laboratory and office space in Burlington, Massachusetts. The Burlington facility is complete, and we are currently utilizing the facility’s office space. In March 2026, we received FDA approval to begin MACI commercial manufacturing at the Burlington facility and the Company has begun transitioning the facility’s manufacturing component into the primary manufacturing facility for MACI. We intend that the Burlington facility’s manufacturing component will eventually also become the primary manufacturing facility for Epicel, upon FDA qualification for Epicel manufacturing.

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

Results of Operations

The following is a summary of our condensed consolidated results of operations:

	Three Months Ended March 31,
(In thousands)	2026	2025	Change $	Change %
Total revenue	$68,425	$52,598	$15,827	30.1%
Cost of product sales	19,159	16,325	2,834	17.4%
Gross profit	49,266	36,273	12,993	35.8%
Research and development	8,104	7,261	843	11.6%
Selling, general and administrative	49,226	41,804	7,422	17.8%
Total operating expenses	57,330	49,065	8,265	16.8%
Loss from operations	(8,064)	(12,792)	4,728	(37.0)%
Total other income	1,762	1,546	216	14.0%
Net loss	$(6,302)	$(11,246)	$4,944	(44.0)%

Comparison of the Periods Ended March 31, 2026 and 2025

Total Revenue

Revenue by product is as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025	Change $	Change %
MACI	$56,398	$46,297	$10,101	21.8%
Epicel	10,885	4,964	5,921	119.3%
NexoBrid	1,142	1,337	(195)	(14.6)%
Total revenue	$68,425	$52,598	$15,827	30.1%

Total revenue increase for the three months ended March 31, 2026, compared to the same period in 2025, was driven primarily by MACI and Epicel volume and price growth, partially offset by lower NexoBrid volume.

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

Gross Profit

Gross profit increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by MACI and Epicel revenue growth combined with our primarily fixed manufacturing cost structure, which consists mainly of labor and facility costs.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2026 were $8.1 million, compared to $7.3 million for the same period in 2025. The increase is primarily due to higher headcount and employee expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2026 were $49.2 million, compared to $41.8 million for the same period in 2025. The increase in selling, general and administrative expenses is primarily due to higher headcount and employee expenses, including the MACI sales force expansion, and facility costs for the new facility in Burlington, Massachusetts.

Total Other Income

The increase in total other income for the three months ended March 31, 2026, compared to the same period in 2025 was due to an increase in interest income, which was primarily due to fluctuations in the rates of return on our investments in various marketable debt securities and money market funds.

Stock-based Compensation Expense

Non-cash stock-based compensation expense is summarized in the following table:

	Three Months Ended March 31,
(In thousands)	2026	2025	Change $	Change %
Cost of product sales	$1,424	$1,141	$283	24.8%
Research and development	1,335	1,487	(152)	(10.2)%
Selling, general and administrative	8,535	8,877	(342)	(3.9)%
Total non-cash stock-based compensation expense	$11,294	$11,505	$(211)	(1.8)%

The decrease in stock-based compensation expense for the three months ended March 31, 2026, compared to the same period in 2025, was due primarily to fluctuations in stock prices and the mix of service-based options and restricted stock units, which impacts the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net cash provided by operating activities	$16,383	$6,600
Net cash used in investing activities	(4,201)	(15,142)
Net cash (used in) provided by financing activities	(2,979)	3,198
Net increase (decrease) in cash, cash equivalents, and restricted cash	$9,203	$(5,344)

Net Cash Provided by Operating Activities

Our cash and cash equivalents totaled $109.3 million, short-term investments totaled $36.0 million and long-term investments totaled $65.3 million as of March 31, 2026. The $16.4 million of cash provided by operations during the three months ended March 31, 2026 was primarily the result of non-cash charges of $11.3 million related to stock-based compensation expense, $3.3 million in depreciation and amortization expense, $1.4 million of operating lease amortization and a net increase of $6.5 million related to movements in our working capital accounts, partially offset by a net loss of $6.3 million. The overall increase in cash from our working capital accounts was primarily driven by a decrease in accounts receivable due to cash collections, partially offset by a decrease in accrued expenses due to timing of payments.

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

Net Cash Used In Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026 was the result of $17.2 million in investment purchases and $1.3 million of property and equipment purchases primarily for construction in process, partially offset by $14.2 million of investment sales and maturities.

Net cash used in investing activities during the three months ended March 31, 2025 was the result of $14.2 million of property and equipment purchases primarily for construction in process related to the Burlington Lease and $13.4 million in investment purchases, partially offset by $12.5 million of investment sales and maturities.

Net Cash Used in (Provided by) Financing Activities

Net cash used in financing activities during the three months ended March 31, 2026 was the result of payment of employee withholding taxes related to the vesting of restricted stock units of $4.5 million, partially offset by the net proceeds from the exercise of stock options and the employee stock purchase plan of $1.6 million.

Net cash provided by financing activities during the three months ended March 31, 2025 was the result of net proceeds from the exercise of stock options and the employee stock purchase plan of $9.4 million, partially offset by the payment of employee withholding taxes related to the vesting of restricted stock units of $6.2 million.

Liquidity

Since our acquisition of MACI and Epicel in 2014, our primary focus has been to invest in our existing commercial business with the goal of growing revenue. We have raised significant funds in order to advance and complete our product development and product life-cycle management programs and to market and commercialize our products. To date, we have financed our operations primarily through cash received through MACI, Epicel and NexoBrid sales, debt, and public and private sales of our equity securities. In the future, we may finance our operations through sales of equity securities, revolver borrowings or other debt financings, in addition to cash generated from operations.

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

As of March 31, 2026, we were not party to any off-balance sheet arrangements.

Sources of Capital

On July 29, 2022, we entered into a $150.0 million five-year senior secured revolving credit agreement by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (the “Revolving Credit Agreement”). We have no immediate plans to borrow under the Revolving Credit Agreement, but we may use the facility for working capital needs and other general corporate purposes. As of March 31, 2026, there are no outstanding borrowings under the Revolving Credit Agreement, and we are in compliance with all applicable covenant requirements. See Note 8, “Revolving Credit Agreement” in the accompanying condensed consolidated financial statements for further details.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth in the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no other material changes, outside of the ordinary course of business, to our contractual obligations and commitments since December 31, 2025.

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

There have been no material changes to our critical accounting policies and estimates in the three months ended March 31, 2026. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2025.

Cautionary Note Regarding Forward-Looking Statements

This report, including the documents incorporated by reference herein, contains certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “projects,” “trends,” “opportunity,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “target,” “achieve,” “continuing,” “ongoing,” and similar words or phrases, or future or conditional verbs such as “would,” “should,” “could,” “may,” or similar expressions. Among the factors that could cause actual results to differ materially from those set forth in the forward-looking statements include, but are not limited to, uncertainties associated with our expectations regarding future revenue, growth in revenue, market penetration for MACI®, MACI Arthro®, Epicel®, and NexoBrid®, growth in profit, gross margins and operating margins, the ability to continue to scale our manufacturing operations to meet the demand for our cell therapy products, the ability to sustain profitability, contributions to adjusted EBITDA, the expected target surgeon audience, potential fluctuations in sales and volumes and our results of operations over the course of the year, timing and conduct of clinical trial and product development activities, timing and likelihood of the FDA’s potential approval of the use of MACI to treat cartilage defects in the ankle, the timing and likelihood of obtaining market approval for MACI in the United Kingdom, the estimate of the commercial growth potential of our products and product candidates, competitive developments, changes in third-party coverage and reimbursement, including recent and future healthcare reform measures and private payor initiatives, surgeon adoption of MACI Arthro, physician and burn center adoption of NexoBrid, labor strikes, supply chain disruptions or other events or factors that might affect our ability to manufacture MACI or Epicel or affect MediWound’s ability to manufacture and supply sufficient quantities of NexoBrid to meet customer demand, including but not limited to conflicts in the Middle East region involving Israel or those related to disruptions of land or sea transportation routes or distribution or shipping channels, uncertainties associated with the potential benefits of the Company’s agreement with BARDA for the procurement and development of NexoBrid and the availability of funding from BARDA under that agreement, negative impacts on the global economy and capital markets resulting from the conflicts in Ukraine and Iran and a potential regime change in Iran, as well as other hostilities in the Middle East, changes in trade policies and regulations, including the potential for increases or changes in duties, current and potentially new tariffs or quotas, lingering effects of adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, changes in governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures, the impact from future regulatory, judicial and legislative changes affecting our industry or to the broader market, including those included in the One Big Beautiful Bill Act (the “OBBBA”), and a U.S. government shutdown. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties, which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in our Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors” and in our subsequent reports filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2025. Our exposures to market risk have not changed materially since December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of March 31, 2026, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not party to any material legal proceedings, although from time to time we may become involved in disputes in connection with the operation of our business.

Item 1A. Risk Factors

Factors that could cause the Company’s actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our Section 16 officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

Additionally, there were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended March 31, 2026 by our Section 16 officers or directors.

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

Date: May 7, 2026

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOSEPH A. MARA
Joseph A. Mara
Chief Financial Officer
(Principal Financial Officer)