Form 10-Q
period 2026-06-30
Vericel Corp
filed 2026-07-30
CIK 887359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2026
or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 Commission File Number 001-35280

VERICEL CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	94-3096597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Blue Sky Drive
Burlington, MA 01803
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

As of July 24, 2026, 51,206,614 shares of Common Stock, no par value per share, were outstanding.

VERICEL CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$125,358	$100,092
Short-term investments	37,100	37,407
Accounts receivable (net of allowance for doubtful accounts of $23 and $13, respectively)	75,712	84,634
Inventory	18,382	17,560
Other current assets	8,178	7,744
Total current assets	264,730	247,437
Property and equipment, net	105,603	108,397
Intangible assets, net	5,313	5,625
Right-of-use assets	62,014	64,774
Long-term investments	64,973	61,395
Other long-term assets	233	341
Total assets	$502,866	$487,969
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,614	$15,828
Accrued expenses	17,644	19,236
Current portion of operating lease liabilities	14,158	13,969
Other current liabilities	116	116
Total current liabilities	52,532	49,149
Operating lease liabilities	78,379	82,284
Other long-term liabilities	1,914	1,896
Total liabilities	132,825	133,329
COMMITMENTS AND CONTINGENCIES (Note 12)
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 51,171 and 50,620, respectively	750,799	730,662
Accumulated other comprehensive (loss) gain	(365)	275
Accumulated deficit	(380,393)	(376,297)
Total shareholders’ equity	370,041	354,640
Total liabilities and shareholders’ equity	$502,866	$487,969

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product sales, net	$77,457	$63,240	$145,882	$115,838
Total revenue	77,457	63,240	145,882	115,838
Cost of product sales	21,055	16,627	40,214	32,952
Gross profit	56,402	46,613	105,668	82,886
Research and development	7,493	6,731	15,597	13,992
Selling, general and administrative	48,475	41,911	97,701	83,715
Total operating expenses	55,968	48,642	113,298	97,707
Income (loss) from operations	434	(2,029)	(7,630)	(14,821)
Other income (expense):
Interest income	1,954	1,657	3,805	3,314
Interest expense	(160)	(157)	(320)	(310)
Other income (expense)	(22)	(24)	49	18
Total other income	1,772	1,476	3,534	3,022
Net income (loss)	$2,206	$(553)	$(4,096)	$(11,799)
Net income (loss) per common share:
Basic	$0.04	$(0.01)	$(0.08)	$(0.24)
Diluted	$0.04	$(0.01)	$(0.08)	$(0.24)
Weighted-average common shares outstanding:
Basic	51,075	50,368	50,925	50,138
Diluted	52,312	50,368	50,925	50,138

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$2,206	$(553)	$(4,096)	$(11,799)
Other comprehensive income (loss):
Unrealized (loss) gain on investments	(197)	47	(640)	179
Comprehensive income (loss)	$2,009	$(506)	$(4,736)	$(11,620)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Common Stock		Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2025	50,620	$730,662	$275	$(376,297)	$354,640
Net loss	—	—	—	(6,302)	(6,302)
Stock-based compensation expense	—	11,294	—	—	11,294
Stock option exercises	129	1,307	—	—	1,307
Shares issued under the Employee Stock Purchase Plan	10	256	—	—	256
Issuance of stock for restricted stock unit vesting	371	—	—	—	—
Restricted stock withheld for employee tax remittance	(120)	(4,521)	—	—	(4,521)
Unrealized loss on investments	—	—	(443)	—	(443)
BALANCE, MARCH 31, 2026	51,010	$738,998	$(168)	$(382,599)	$356,231
Net income	—	—	—	2,206	2,206
Stock-based compensation expense	—	9,083	—	—	9,083
Stock option exercises	113	2,318	—	—	2,318
Shares issued under the Employee Stock Purchase Plan	20	540	—	—	540
Issuance of stock for restricted stock unit vesting	32	—	—	—	—
Restricted stock withheld for employee tax remittance	(4)	(140)	—	—	(140)
Unrealized loss on investments	—	—	(197)	—	(197)
BALANCE, JUNE 30, 2026	51,171	$750,799	$(365)	$(380,393)	$370,041

	Common Stock		Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2024	49,628	$684,778	$4	$(392,815)	$291,967
Net loss	—	—	—	(11,246)	(11,246)
Stock-based compensation expense	—	11,505	—	—	11,505
Stock option exercises	398	9,158	—	—	9,158
Shares issued under the Employee Stock Purchase Plan	7	251	—	—	251
Issuance of stock for restricted stock unit vesting	332	—	—	—	—
Restricted stock withheld for employee tax remittance	(113)	(6,280)	—	—	(6,280)
Unrealized gain on investments	—	—	132	—	132
BALANCE, MARCH 31, 2025	50,252	$699,412	$136	$(404,061)	$295,487
Net loss	—	—	—	(553)	(553)
Stock-based compensation expense	—	10,140	—	—	10,140
Stock option exercises	147	1,320	—	—	1,320
Shares issued under the Employee Stock Purchase Plan	13	468	—	—	468
Issuance of stock for restricted stock unit vesting	33	—	—	—	—
Restricted stock withheld for employee tax remittance	(4)	(100)	—	—	(100)
Unrealized gain on investments	—	—	47	—	47
BALANCE, JUNE 30, 2025	50,441	$711,240	$183	$(404,614)	$306,809

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(4,096)	$(11,799)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	6,887	5,512
Stock-based compensation expense	20,377	21,645
Amortization of premiums and discounts on marketable securities	(79)	(172)
Amortization of debt issuance costs	108	108
Non-cash lease costs	2,760	2,702
Provision for excess and obsolete inventory	325	—
Other	32	9
Changes in operating assets and liabilities:
Inventory	(1,147)	542
Accounts receivable	8,922	(2,915)
Other current assets	(434)	712
Accounts payable	4,161	(543)
Accrued expenses	(1,588)	(2,698)
Operating lease liabilities	(3,716)	914
Other non-current assets and liabilities, net	62	797
Net cash provided by operating activities	32,574	14,814
Investing activities:
Purchases of investments	(29,043)	(28,975)
Sales and maturities of investments	25,211	27,150
Expenditures for property and equipment	(3,189)	(22,345)
Net cash used in investing activities	(7,021)	(24,170)
Financing activities:
Net proceeds from common stock issuance	4,421	11,197
Payments on employees’ behalf for taxes related to vesting of restricted stock unit awards	(4,664)	(6,343)
Other	(44)	(15)
Net cash (used in) provided by financing activities	(287)	4,839
Net increase (decrease) in cash, cash equivalents, and restricted cash	25,266	(4,517)
Cash, cash equivalents, and restricted cash at beginning of period	100,092	85,049
Cash and cash equivalents at end of period	$125,358	$80,532

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Non-cash information:
Additions to property and equipment included in accounts payable	$1,483	$1,439
Restricted stock held for employee tax remittance included in accounts payable	4	38

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

MACI (autologous cultured chondrocytes on porcine collagen membrane) is an autologous cellularized scaffold product indicated for the repair of symptomatic, single or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults. Since MACI’s commercial launch, the product’s FDA-approved labeling has provided for a treating surgeon to use MACI to treat a patient through an open surgical procedure. In August 2024, the U.S. Food and Drug Administration (“FDA”) approved a supplemental Biologics License Application (“sBLA”) expanding the MACI indication to add instructions for the arthroscopic delivery of MACI to the product’s approved labeling. MACI Arthro® allows surgeons to evaluate and prepare the cartilage defect site as well as deliver the MACI implant through small incisions using custom-designed arthroscopic instruments developed by the Company (“MACI Arthro instruments”). MACI Arthro became commercially available in the U.S. during the third quarter of 2024, and the Company began selling MACI Arthro instruments at that time.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2026, the Company had an accumulated deficit of $380.4 million and had a net loss of $4.1 million during the six months ended June 30, 2026. The Company had cash and cash equivalents of $125.4 million and investments of $102.1 million as of June 30, 2026. The Company expects that cash from the sales of its products and existing cash, cash equivalents, investments, and available borrowing capacity will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these condensed consolidated financial statements. If revenues decline for a sustained period, the Company may need to access additional capital; however, the Company may not be able to obtain additional financing on acceptable terms or at all. The terms of any additional financing may adversely affect the holdings or the rights of the Company’s shareholders.

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

Recent Accounting Pronouncements

No new accounting standards were adopted during the six months ended June 30, 2026. The Company considers the applicability and impact of any recent Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”), as noted below:

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update introduces a practical expedient for all entities when estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions accounted for under Topic 606. The expedient allows entities to assume current conditions as of the balance sheet date remain unchanged over the remaining life of the asset. This amendment is effective for annual periods in fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted, and will be applied on a prospective basis. The Company is currently evaluating the impact of this guidance on the consolidated financial statements and disclosures.

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

When the Company sells MACI through its specialty pharmacies, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The Company assesses risk and determines a loss percentage by pooling accounts receivable based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information. This loss percentage was applied to the accounts receivable as of June 30, 2026. The total allowance for uncollectible consideration as of June 30, 2026 and December 31, 2025 was $9.8 million and $8.4 million, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact on the revenue recognized. A 50 basis points change to the estimated uncollectible percentage could result in an approximately $0.6 million decrease or increase in the revenue recognized for the six months ended June 30, 2026.

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

Revenue by Product and Customer

The following table and descriptions below show the products from which the Company generated its revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by product (in thousands)	2026	2025	2026	2025
MACI implants, kits, and instruments
Implants based on contracted rate sold through a specialty pharmacy (a)	$49,892	$39,430	$91,694	$71,471
Implants subject to third party reimbursement sold through a specialty pharmacy (b)	5,368	2,688	10,017	5,371
Implants sold direct based on contracted rates (c)	7,493	8,903	14,902	17,325
Implants sold direct subject to third-party reimbursement (d)	1,928	991	3,989	2,615
Biopsy kits and instruments - direct bill	614	642	1,220	1,238
Change in estimates related to prior periods (e)	211	804	82	1,735
Total MACI implants, kits, and instruments	65,506	53,458	121,904	99,755
Epicel
Direct bill (hospital)	10,404	8,614	21,289	13,578

NexoBrid	1,547	1,168	2,689	2,505
Total revenue	$77,457	$63,240	$145,882	$115,838

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

4. Selected Balance Sheet Components

Inventory

Inventory consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Raw materials	$14,001	$12,953
Work-in-process	1,583	1,584
Finished goods	2,798	3,023
Total inventory	$18,382	$17,560

Property and Equipment

Property and Equipment, net consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Machinery and equipment	$26,086	$14,498
Furniture, fixtures and office equipment	5,302	5,424
Computer equipment and software	18,740	18,953
Leasehold improvements	80,102	76,421
Construction in process	11,261	24,651
Total property and equipment, gross	141,491	139,947
Less accumulated depreciation	(35,888)	(31,550)
Total property and equipment, net	$105,603	$108,397

Depreciation expense for the three and six months ended June 30, 2026 was $3.5 million and $6.6 million, respectively, and $2.7 million and $5.2 million, respectively, for the same periods in 2025.

Intangible Assets

Intangible assets, net consisted of the following:

			June 30, 2026			December 31, 2025
(In thousands)	Useful Life (in years)	Amortization Method	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
NexoBrid license	12	Straight-line	$7,500	$(2,187)	$5,313	$7,500	$(1,875)	$5,625

Amortization expense for each of the three and six months ended June 30, 2026 and 2025 was $0.2 million and $0.3 million, respectively. The NexoBrid intangible asset is amortized to cost of product sales.

Future amortization expense of intangible assets as of June 30, 2026 is estimated to be as follows:

(In thousands)	Amount
Remainder of 2026	$313
2027	625
2028	625
2029	625
2030	625
Thereafter	2,500
Total	$5,313

Accrued Expenses

Accrued Expenses consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Bonus-related compensation	$7,141	$11,253
Employee-related accruals	4,362	3,009
Insurance reimbursement-related liabilities	4,081	4,401
Other accrued expenses	2,060	573
Total accrued expenses	$17,644	$19,236

5. Leases

The Company leases facilities in Ann Arbor, Michigan, Cambridge, Massachusetts and Burlington, Massachusetts. The Ann Arbor facility includes office space, and the Cambridge facility includes clean rooms, laboratories for MACI and Epicel manufacturing and office space. The Company also leases certain equipment.

On January 28, 2022, the Company entered into a lease agreement (as amended, the “Burlington Lease”) to lease approximately 126,000 square feet of manufacturing, laboratory and office space in Burlington, Massachusetts. The Burlington facility is complete, and the Company is currently utilizing the facility’s office space. In March 2026, the Company received FDA approval to begin MACI commercial manufacturing at the Burlington facility, and a portion of the tenant improvements to the manufacturing suites and related equipment related to MACI manufacturing were placed in service following the FDA approval. The Company is currently transitioning the Burlington facility’s manufacturing component into the primary manufacturing facility for MACI, and has begun manufacturing a portion of MACI implants at that location. The Company intends that the Burlington facility’s manufacturing component will eventually also become the primary manufacturing facility for Epicel, upon FDA qualification for Epicel manufacturing.

For each of the three and six months ended June 30, 2026 and 2025, lease expense of less than $0.1 million and $0.2 million, respectively, was recorded related to short-term leases. For each of the three and six months ended June 30, 2026 and 2025, the Company recognized $3.0 million and $6.0 million of operating lease expense, respectively. For each of the three and six months ended June 30, 2026 and 2025, the Company recognized less than $0.1 million of financing lease expense.

Operating and finance lease assets and liabilities are as follows:

(In thousands)	Classification	June 30, 2026	December 31, 2025
Assets
Operating	Right-of-use assets	$62,014	$64,774
Finance	Property and equipment, net	686	686
Total leased assets		$62,700	$65,460
Liabilities
Current
Operating	Current portion of operating lease liabilities	$14,158	$13,969
Finance	Other current liabilities	116	116
Non-current
Operating	Operating lease liabilities	$78,379	$82,284
Finance	Other long-term liabilities	480	522
Total leased liabilities		$93,133	$96,891

6. Investments

Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities:

	June 30, 2026
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$5,752	$—	$(9)	$—	$5,743
Corporate notes	86,263	39	(352)	—	85,950
U.S. government agency bonds	10,423	—	(43)	—	10,380
	$102,438	$39	$(404)	$—	$102,073
Classified as:
Short-term investments					$37,100
Long-term investments					64,973
					$102,073

	December 31, 2025
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$5,117	$1	$(1)	$—	$5,117
Corporate notes	82,754	308	(28)	—	83,034
U.S. government agency bonds	10,656	6	(11)	—	10,651
	$98,527	$315	$(40)	$—	$98,802
Classified as:
Short-term investments					$37,407
Long-term investments					61,395
					$98,802

As of June 30, 2026 and December 31, 2025, all marketable securities held by the Company had remaining contractual maturities of three years or less. There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2026 and 2025.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, U.S. government securities, and U.S. government agency bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. The deferred compensation plan liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants. There were no transfers into or out of Level 3 from December 31, 2025 to June 30, 2026.

The following table summarizes the valuation of the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2026				December 31, 2025
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$60,431	$60,431	$—	$—	$38,110	$38,110	$—	$—
Commercial paper (a)	5,743	—	5,743	—	7,111	—	7,111	—
Corporate notes	85,950	—	85,950	—	83,034	—	83,034	—
U.S. government agency bonds	10,380	—	10,380	—	10,651	—	10,651	—
U.S. government securities (a)	46,608	—	46,608	—	47,766	—	47,766	—
	$209,112	$60,431	$148,681	$—	$186,672	$38,110	$148,562	$—

Liabilities:
Deferred compensation plan liabilities	$1,478	$—	$1,478	$—	$1,422	$—	$1,422	$—
Total liabilities	$1,478	$—	$1,478	$—	$1,422	$—	$1,422	$—

(a) Approximately $46.6 million of U.S. government securities had an original maturity of 90 days or less and were recorded as a cash equivalent as of June 30, 2026. Approximately $47.8 million of U.S. government securities and $2.0 million of commercial paper had an original maturity of 90 days or less and were recorded as a cash equivalent as of December 31, 2025.

The fair values of the cash equivalents and marketable securities are based on observable market prices. The Company’s accounts receivable, accounts payable and accrued expenses are valued at cost which approximates fair value.

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

The Company is permitted to voluntarily prepay borrowings under the Revolving Credit Agreement, in whole or in part, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans (as defined in the Revolving Credit Agreement) and letters of credit exceeds the total Revolving Commitments (as defined in the Revolving Credit Agreement), the Company must prepay the Revolving Loans in an amount equal to such excess. As of June 30, 2026, there are no outstanding borrowings under the Revolving Credit Agreement.

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

Stock Compensation Expense

Non-cash stock-based compensation expense (service-based stock options, restricted stock units and the employee stock purchase plan) is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Cost of product sales	$988	$1,109	$2,412	$2,249
Research and development	1,008	1,148	2,343	2,635
Selling, general and administrative	7,087	7,883	15,622	16,761
Total non-cash stock-based compensation expense	$9,083	$10,140	$20,377	$21,645

Service-Based Stock Options

During the three and six months ended June 30, 2026, the Company granted service-based options to purchase common stock of 54,750 and 580,440, respectively, and 74,625 and 576,723, respectively, for the same periods in 2025. The weighted-average grant-date fair value of service-based options granted during the three and six months ended June 30, 2026 was $17.71 and $19.71 per option, respectively, and $21.52 and $28.84, respectively, for the same periods in 2025.

Restricted Stock Units

During the three and six months ended June 30, 2026, the Company granted 38,150 and 589,551 restricted stock units, respectively, and 87,065 and 555,951, respectively, for the same periods in 2025. The weighted-average grant-date fair value of restricted stock units granted during the three and six months ended June 30, 2026 was $34.73 and $37.89 per unit, respectively, and $38.77 and $51.87 per unit, respectively, for the same periods in 2025.

10. Net Income (Loss) Per Common Share

A summary of net income (loss) per common share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2026	2025	2026	2025
Net income (loss)	$2,206	$(553)	$(4,096)	$(11,799)

Basic weighted-average common shares outstanding	51,075	50,368	50,925	50,138
Effect of dilutive stock options and restricted stock units	1,237	—	—	—
Diluted weighted-average common shares outstanding	52,312	50,368	50,925	50,138

Basic income (loss) per common share	$0.04	$(0.01)	$(0.08)	$(0.24)
Diluted income (loss) per common share	$0.04	$(0.01)	$(0.08)	$(0.24)

Anti-dilutive shares excluded from diluted net income (loss) per common share:
Stock options	3,109	5,693	5,848	5,693
Restricted stock units	305	1,237	1,334	1,237

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

Additionally, the Company is obligated to pay MediWound up to $125.0 million, which is contingent upon meeting certain sales milestones. The first sales milestone payment of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to NexoBrid in North America exceed $75.0 million. As of June 30, 2026, the sales milestone payments are not yet probable and therefore, not recorded as a liability. The Company pays MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions. Pursuant to the terms of the Company’s supply agreement with MediWound, MediWound is manufacturing, and will continue to manufacture, NexoBrid for the Company on a unit price basis, which may be increased pursuant to the terms of the supply agreement. MediWound was obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. Under the supply agreement, the Company possessed the option to extend the initial term of the agreement by an additional 24 months, which it did in May 2022. After the initial term, the Company may extend the supply agreement on an annual basis for up to 10 additional years, at its sole discretion. In March 2025 and March 2026, the Company exercised the first and second of these annual extensions, respectively, extending the term of the supply agreement through at least May 2028. Under the supply agreement, the Company is permitted to establish an alternate source of supply in certain circumstances, including the event of a supply failure.

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

As of June 30, 2026, the Company had no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

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

In addition to the significant expense categories within the Company’s consolidated statements of operations, see below for disaggregated amounts that comprise selling, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Selling and marketing	$28,455	$22,296	$55,001	$45,099
General and administrative	20,020	19,615	42,700	38,616
Total selling, general and administrative expenses	$48,475	$41,911	$97,701	$83,715

14. The BARDA Agreement

On March 31, 2026, the Company entered into a ten-year agreement with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”), part of the Administration for Strategic Preparedness and Response (“ASPR”) within the U.S. Department of Health and Human Services (the “BARDA Agreement”). The BARDA Agreement is valued at up to $196.9 million and details BARDA’s agreement to procure certain quantities of NexoBrid, the establishment of a Vendor Managed Inventory (“VMI”) system for NexoBrid, the potential design and validation of a U.S.-based NexoBrid manufacturing facility, and the development of a next generation formulation and an additional indication for the product.

The BARDA Agreement’s base period encompasses $34.9 million in BARDA funding, which includes approximately $10 million for the initial procurement of NexoBrid for emergency preparedness and VMI establishment, funding for VMI-related services and initial development activities for a potential expanded NexoBrid indication for the treatment of blast trauma injuries. The BARDA Agreement, which became effective on April 1, 2026, also includes optional awards for additional NexoBrid procurement, further clinical development for a potential blast trauma indication, design and validation of a potential U.S.-based manufacturing facility and the development and procurement of a room temperature stable formulation of NexoBrid. The Company did not record any revenue from this agreement during the three months ended June 30, 2026.

15. Subsequent Events

In July 2026, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock, with no expiration date. The authorization allows for repurchases to be made in the open market, privately negotiated transactions, or otherwise, in accordance with applicable federal securities laws, including through Rule 10b5‐1 trading plans and under Rule 10b‐18 of the Securities Exchange Act of 1934, as amended.

The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The share repurchase program does not obligate the Company to acquire any specific amount of the Company’s common stock and may be suspended or discontinued at any time at the Company’s discretion.

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

Manufacturing

We have a cell manufacturing facility in Cambridge, Massachusetts, which is currently used for U.S. manufacturing and distribution of MACI and Epicel. In January 2022, we entered into a lease agreement (as amended, the “Burlington Lease”) to lease approximately 126,000 square feet of manufacturing, laboratory and office space in Burlington, Massachusetts. The Burlington facility is complete, and we are currently utilizing the facility’s office space. In March 2026, we received FDA approval to begin MACI commercial manufacturing at the Burlington facility and we are currently transitioning the facility’s manufacturing component into the primary manufacturing facility for MACI, and have begun manufacturing a portion of MACI implants at that location. We intend that the Burlington facility’s manufacturing component will eventually also become the primary manufacturing facility for Epicel, upon FDA qualification for Epicel manufacturing.

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

Epicel is a permanent skin replacement indicated for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of a patient’s TBSA. Both autologous cell therapy products, MACI and Epicel, are currently manufactured and marketed in the U.S. NexoBrid is a topically-administered biological orphan product containing proteolytic enzymes that is indicated for eschar removal in adult and pediatric patients with deep partial-thickness and/or full-thickness thermal burns. We hold exclusive license and supply agreements with MediWound to commercialize NexoBrid in North America. We operate our business primarily in the U.S. in one reportable segment - the research, product development, manufacture and distribution of cellular therapies and specialty biologics for use in the treatment of specific conditions.

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

MACI consists of autologous cultured chondrocytes, which are human-derived cells that are obtained from the patient’s own cartilage, and which are seeded onto a resorbable Type I/III collagen membrane. Since MACI’s commercial launch, the product’s FDA-approved labeling has provided for a treating surgeon to use MACI to treat a patient through an open surgical procedure. In August 2024, the FDA approved a supplemental Biologics License Application (“sBLA”) expanding the MACI indication to add instructions for the arthroscopic delivery of MACI to the product’s approved labeling, permitting the repair of single or multiple full-thickness cartilage defects of the knee up to 4 cm2 in size via an arthroscopic approach. MACI Arthro provides a less invasive technique compared to the open arthrotomy approach and allows surgeons to evaluate, prepare and treat the cartilage defect, and deliver the MACI implant, under direct arthroscopic visualization and, should the surgeon so choose, to use specialized and custom-designed instruments (the “MACI Arthro instruments”) through small incisions or portals. The arthroscopic delivery of MACI may increase the ease of MACI’s use for physicians and may reduce both the length of the procedure as well as procedure-induced trauma, which may result in a reduction of a patient’s post-operative pain and accelerate a patient’s recovery. MACI Arthro became commercially available in the U.S. during the third quarter of 2024, and we began selling MACI Arthro instruments at that time. We have experienced strong surgeon interest in the MACI Arthro technique since its launch, and we believe that the availability of MACI Arthro provides a significant growth opportunity for the overall MACI business. In conjunction with the launch of MACI Arthro, we have expanded our target surgeon base from 5,000 to 7,000 to include orthopedic surgeons that perform high volumes of knee cartilage repair surgeries, predominantly through arthroscopic procedures.

We also are focused on delivering MACI treatment to patients suffering from cartilage damage in the ankle. Following an application to the FDA, we received Investigational New Drug (“IND”) clearance for MACI’s use in the ankle during the second quarter of 2025, and during the fourth quarter of 2025 initiated a Study of MACI in Patients Aged 17 to 65 with Symptomatic Chondral or Osteochondral Defects of the Talus (“MASCOT”). MASCOT is a two-year prospective, multicenter, two-arm, parallel group open-label trial in which a total of 309 subjects, aged 17 to 65, will be randomized using a 2:1 ratio to receive a one-time treatment in the talus with MACI or arthroscopic bone marrow stimulation. MASCOT is the first randomized, controlled clinical trial evaluating MACI for the treatment of Osteochondral Lesion of the Talus (“OLT”). There are approximately 165,000 ankle resurfacing procedures conducted in the U.S. each year. Approximately 66,000 of those patients each year are considered clinically appropriate for MACI by surgeons. We estimate that approximately 18,000 of those patients suffer from larger ankle cartilage lesions, resulting in an increase of MACI’s addressable market. If approved, we believe MACI’s label expansion allowing its use to repair cartilage defects in the ankle will be a significant long-term growth driver for the product in the coming years.

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

Recent Developments

In July 2026, our Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock, with no expiration date. The authorization allows for repurchases to be made in the open market, privately negotiated transactions, or otherwise, in accordance with applicable federal securities laws, including through Rule 10b5‐1 trading plans and under Rule 10b‐18 of the Securities Exchange Act of 1934, as amended.

The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The share repurchase program does not obligate us to acquire any specific amount of our common stock and may be suspended or discontinued at any time at our discretion.

Results of Operations

The following is a summary of our condensed consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2026	2025	Change $	Change %	2026	2025	Change $	Change %
Total revenue	$77,457	$63,240	$14,217	22.5%	$145,882	$115,838	$30,044	25.9%
Cost of product sales	21,055	16,627	4,428	26.6%	40,214	32,952	7,262	22.0%
Gross profit	56,402	46,613	9,789	21.0%	105,668	82,886	22,782	27.5%
Research and development	7,493	6,731	762	11.3%	15,597	13,992	1,605	11.5%
Selling, general and administrative	48,475	41,911	6,564	15.7%	97,701	83,715	13,986	16.7%
Total operating expenses	55,968	48,642	7,326	15.1%	113,298	97,707	15,591	16.0%
Income (loss) from operations	434	(2,029)	2,463	(121.4)%	(7,630)	(14,821)	7,191	(48.5)%
Total other income	1,772	1,476	296	20.1%	3,534	3,022	512	16.9%
Net income (loss)	$2,206	$(553)	$2,759	(498.9)%	$(4,096)	$(11,799)	$7,703	(65.3)%

Comparison of the Periods Ended June 30, 2026 and 2025

Total Revenue

Revenue by product is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2026	2025	Change $	Change %	2026	2025	Change $	Change %
MACI	$65,506	$53,458	$12,048	22.5%	$121,904	$99,755	$22,149	22.2%
Epicel	10,404	8,614	1,790	20.8%	21,289	13,578	7,711	56.8%
NexoBrid	1,547	1,168	379	32.5%	2,689	2,505	184	7.3%
Total revenue	$77,457	$63,240	$14,217	22.5%	$145,882	$115,838	$30,044	25.9%

Total revenue increase for the three and six months ended June 30, 2026, compared to the same periods in 2025, was driven primarily by MACI and Epicel volume and price growth.

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

Gross Profit

Gross profit increased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily driven by MACI and Epicel revenue growth combined with our primarily fixed manufacturing cost structure, which consists mainly of labor and facility costs.

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2026 were $7.5 million and $15.6 million, respectively, compared to $6.7 million and $14.0 million, respectively, for the same periods in 2025. The increase is primarily due to higher headcount and employee expenses, regulatory support for potential MACI launch in the United Kingdom and MACI MASCOT trial spend.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended June 30, 2026 were $48.5 million and $97.7 million, respectively, compared to $41.9 million and $83.7 million, respectively, for the same periods in 2025. The increase in selling, general and administrative expenses for the three and six months ended June 30, 2026 is primarily due to higher headcount and employee expenses, including the MACI sales force expansion, and an increase in marketing programs. Higher facility costs with respect to the new facility in Burlington, Massachusetts also contributed to the increase in selling, general and administrative expenses for the six months ended June 30, 2026.

Total Other Income

The increase in total other income for the three and six months ended June 30, 2026, compared to the same periods in 2025 was due to an increase in interest income, which was primarily due to fluctuations in the balances and rates of return on our investments in various marketable debt securities and money market funds.

Stock-based Compensation Expense

Non-cash stock-based compensation expense is summarized in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2026	2025	Change $	Change %	2026	2025	Change $	Change %
Cost of product sales	$988	$1,109	$(121)	(10.9)%	$2,412	$2,249	$163	7.2%
Research and development	1,008	1,148	(140)	(12.2)%	2,343	2,635	(292)	(11.1)%
Selling, general and administrative	7,087	7,883	(796)	(10.1)%	15,622	16,761	(1,139)	(6.8)%
Total non-cash stock-based compensation expense	$9,083	$10,140	$(1,057)	(10.4)%	$20,377	$21,645	$(1,268)	(5.9)%

The decrease in stock-based compensation expense for the three and six months ended June 30, 2026, compared to the same periods in 2025, was due primarily to fluctuations in stock prices and the mix of service-based options and restricted stock units, which impacts the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(In thousands)	2026	2025
Net cash provided by operating activities	$32,574	$14,814
Net cash used in investing activities	(7,021)	(24,170)
Net cash (used in) provided by financing activities	(287)	4,839
Net increase (decrease) in cash, cash equivalents, and restricted cash	$25,266	$(4,517)

Net Cash Provided by Operating Activities

Our cash and cash equivalents totaled $125.4 million, short-term investments totaled $37.1 million and long-term investments totaled $65.0 million as of June 30, 2026. The $32.6 million of cash provided by operations during the six months ended June 30, 2026 was primarily the result of non-cash charges of $20.4 million related to stock-based compensation expense, $6.9 million in depreciation and amortization expense, $2.8 million of operating lease amortization and a net increase of $6.2 million related to movements in our working capital accounts, partially offset by a net loss of $4.1 million. The overall increase in cash from our working capital accounts was primarily driven by a decrease in accounts receivable due to cash collections and an increase in accounts payable due to timing of payments, partially offset by payments on operating leases.

Our cash and cash equivalents totaled $80.5 million, short-term investments totaled $36.3 million and long-term investments totaled $47.4 million as of June 30, 2025. The $14.8 million of cash provided by operations during the six months ended June 30, 2025 was primarily the result of non-cash charges of $21.6 million related to stock-based compensation expense, $5.5 million in depreciation and amortization expense and $2.7 million of operating lease amortization, partially offset by a net loss of $11.8 million and a net decrease of $4.0 million related to movements in our working capital accounts. The overall decrease in cash from our working capital accounts was primarily driven by an increase in accounts receivable due to higher sales volume, as well as a decrease in accounts payable and accrued expenses due to timing of payments.

Net Cash Used In Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026 was the result of $29.0 million in investment purchases and $3.2 million of property and equipment purchases primarily for construction in process, partially offset by $25.2 million of investment sales and maturities.

Net cash used in investing activities during the six months ended June 30, 2025 was the result of $22.3 million of property and equipment purchases primarily for construction in process related to the Burlington Lease and $29.0 million in investment purchases, partially offset by $27.2 million of investment sales and maturities.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities during the six months ended June 30, 2026 was the result of payment of employee withholding taxes related to the vesting of restricted stock units of $4.7 million, partially offset by the net proceeds from the exercise of stock options and the employee stock purchase plan of $4.4 million.

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

As of June 30, 2026, we were not party to any off-balance sheet arrangements.

Sources of Capital

On July 29, 2022, we entered into a $150.0 million five-year senior secured revolving credit agreement by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (the “Revolving Credit Agreement”). We have no immediate plans to borrow under the Revolving Credit Agreement, but we may use the facility for working capital needs and other general corporate purposes. As of June 30, 2026, there are no outstanding borrowings under the Revolving Credit Agreement, and we are in compliance with all applicable covenant requirements. See Note 8, “Revolving Credit Agreement” in the accompanying condensed consolidated financial statements for further details.

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

There have been no material changes to our critical accounting policies and estimates in the six months ended June 30, 2026. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2025.

Cautionary Note Regarding Forward-Looking Statements

This report, including the documents incorporated by reference herein, contains certain statements that describe our management’s beliefs concerning future business conditions, plans and prospects, growth opportunities and the outlook for our business based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Wherever possible, we have identified these forward-looking statements by words such as “will,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “projects,” “trends,” “opportunity,” “current,” “intention,” “position,” “assume,” “potential,” “outlook,” “remain,” “continue,” “maintain,” “sustain,” “seek,” “target,” “achieve,” “continuing,” “ongoing,” and similar words or phrases, or future or conditional verbs such as “would,” “should,” “could,” “may,” or similar expressions. Among the factors that could cause actual results to differ materially from those set forth in the forward-looking statements include, but are not limited to, uncertainties associated with our expectations regarding future revenue, growth in revenue, market penetration for MACI®, MACI Arthro®, Epicel®, and NexoBrid® in the U.S. and in applicable markets outside the U.S., growth in profit, gross margins and operating margins, the ability to continue to scale our manufacturing operations to meet the demand for our cell therapy products, the ability to sustain profitability, the expected target surgeon audience, potential fluctuations in sales and volumes and our results of operations over the course of the year, timing and conduct of clinical trial and product development activities, timing and likelihood of the FDA’s potential approval of the use of MACI to treat cartilage defects in the ankle, the timing and likelihood of obtaining market approval for MACI in the United Kingdom, the estimate of the commercial growth potential of our products and product candidates, competitive developments, changes in third-party coverage and reimbursement, including recent and future healthcare and drug pricing reform measures and private payor initiatives, surgeon adoption of MACI Arthro, physician and burn center adoption of NexoBrid, labor strikes, supply chain disruptions or other events or factors that might affect our ability to manufacture MACI or Epicel or affect MediWound’s ability to manufacture and supply sufficient quantities of NexoBrid to meet customer demand, including but not limited to conflicts in the Middle East region involving Israel or those related to disruptions of land or sea transportation routes or distribution or shipping channels, uncertainties associated with the potential benefits of the Company’s agreement with BARDA for the procurement and development of NexoBrid and the availability of funding from BARDA under that agreement, negative impacts on the global economy and capital markets resulting from the conflicts in Ukraine and Iran, as well as other hostilities in the Middle East, changes in trade policies and regulations, including the potential for increases or changes in duties, current and potentially new tariffs or quotas, lingering effects of adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, changes in governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures, the impact from future regulatory, judicial and legislative changes affecting our industry or to the broader market, including those included in the One Big Beautiful Bill Act (the “OBBBA”), and a U.S. government shutdown. These forward-looking statements are based upon assumptions our management believes are reasonable. Such forward-looking statements are subject to risks and uncertainties, which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, among others, the risks and uncertainties listed in our Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors” and in our subsequent reports filed with the SEC.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of June 30, 2026, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, the following Section 16 officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

•On May 19, 2026, Robert Zerbe, Chairman of the Vericel Corporation Board of Directors, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 33,750 shares of our common stock between August 31, 2026 and September 30, 2027.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended June 30, 2026 by our Section 16 officers or directors.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of the Company.	8-K	000-22025	4.1	December 17, 2009
3.2	Certificate of Amendment to Restated Articles of Incorporation of the Company dated February 9, 2010.	S-1	333-160044	3.2	March 31, 2010
3.3	Certificate of Amendment to Restated Articles of Incorporation of the Company dated March 22, 2011.	8-K	000-22025	3.1	March 25, 2011
3.4	Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 21, 2014.	8-K	001-35280	3.1	November 24, 2014
3.5	Second Amended and Restated Bylaws of Vericel Corporation, effective as of May 18, 2026.	8-K	001-35280	3.1	May 18, 2026
4.1	Description of Capital Stock.	10-K	001-35280	4.5	February 25, 2020
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2026

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOSEPH A. MARA
Joseph A. Mara
Chief Financial Officer
(Principal Financial Officer)