Form 10-Q
period 2026-09-30
Vericel Corp
filed 2026-11-05
CIK 887359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2026
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

As of October 29, 2026, 51,029,770 shares of Common Stock, no par value per share, were outstanding.

VERICEL CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VERICEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$133,493	$100,092
Short-term investments	36,775	37,407
Accounts receivable (net of allowance for doubtful accounts of $23 and $13, respectively)	81,798	84,634
Inventory	17,056	17,560
Other current assets	11,648	7,744
Total current assets	280,770	247,437
Property and equipment, net	105,079	108,397
Intangible assets, net	5,156	5,625
Right-of-use assets	60,590	64,774
Long-term investments	65,336	61,395
Other long-term assets	179	341
Total assets	$517,110	$487,969
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,958	$15,828
Accrued expenses	20,391	19,236
Current portion of operating lease liabilities	14,254	13,969
Other current liabilities	116	116
Total current liabilities	54,719	49,149
Operating lease liabilities	76,319	82,284
Other long-term liabilities	1,900	1,896
Total liabilities	132,938	133,329
COMMITMENTS AND CONTINGENCIES (Note 13)
Shareholders’ equity:
Common stock, no par value; shares authorized — 75,000; shares issued and outstanding — 51,044 and 50,620, respectively	751,459	730,662
Accumulated other comprehensive (loss) gain	(1,055)	275
Accumulated deficit	(366,232)	(376,297)
Total shareholders’ equity	384,172	354,640
Total liabilities and shareholders’ equity	$517,110	$487,969

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product sales, net	$85,371	$67,503	$231,253	$183,341
Total revenue	85,371	67,503	231,253	183,341
Cost of product sales	22,761	17,918	62,975	50,870
Gross profit	62,610	49,585	168,278	132,471
Research and development	6,885	6,318	22,482	20,310
Selling, general and administrative	43,539	39,817	141,240	123,532
Total operating expenses	50,424	46,135	163,722	143,842
Income (loss) from operations	12,186	3,450	4,556	(11,371)
Other income (expense):
Interest income	2,152	1,808	5,957	5,122
Interest expense	(160)	(158)	(480)	(468)
Other (expense) income	(17)	(26)	32	(8)
Total other income	1,975	1,624	5,509	4,646
Net income (loss)	$14,161	$5,074	$10,065	$(6,725)
Net income (loss) per common share:
Basic	$0.28	$0.10	$0.20	$(0.13)
Diluted	$0.27	$0.10	$0.19	$(0.13)
Weighted-average common shares outstanding:
Basic	51,186	50,489	51,013	50,256
Diluted	52,962	51,908	52,459	50,256

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$14,161	$5,074	$10,065	$(6,725)
Other comprehensive income (loss):
Unrealized (loss) gain on investments	(690)	75	(1,330)	254
Comprehensive income (loss)	$13,471	$5,149	$8,735	$(6,471)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Common Stock		Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2025	50,620	$730,662	$275	$(376,297)	$354,640
Net loss	—	—	—	(6,302)	(6,302)
Stock-based compensation expense	—	11,294	—	—	11,294
Stock option exercises	129	1,307	—	—	1,307
Shares issued under the Employee Stock Purchase Plan	10	256	—	—	256
Issuance of stock for restricted stock unit vesting	371	—	—	—	—
Restricted stock withheld for employee tax remittance	(120)	(4,521)	—	—	(4,521)
Unrealized loss on investments	—	—	(443)	—	(443)
BALANCE, MARCH 31, 2026	51,010	$738,998	$(168)	$(382,599)	$356,231
Net income	—	—	—	2,206	2,206
Stock-based compensation expense	—	9,083	—	—	9,083
Stock option exercises	113	2,318	—	—	2,318
Shares issued under the Employee Stock Purchase Plan	20	540	—	—	540
Issuance of stock for restricted stock unit vesting	32	—	—	—	—
Restricted stock withheld for employee tax remittance	(4)	(140)	—	—	(140)
Unrealized loss on investments	—	—	(197)	—	(197)
BALANCE, JUNE 30, 2026	51,171	$750,799	$(365)	$(380,393)	$370,041
Net income	—	—	—	14,161	14,161
Stock-based compensation expense	—	7,823	—	—	7,823
Stock option exercises	63	1,497	—	—	1,497
Shares issued under the Employee Stock Purchase Plan	17	472	—	—	472
Issuance of stock for restricted stock unit vesting	20	—	—	—	—
Restricted stock withheld for employee tax remittance	(6)	(285)	—	—	(285)
Shares repurchased and retired	(221)	(8,847)	—	—	(8,847)
Unrealized loss on investments	—	—	(690)	—	(690)
BALANCE, SEPTEMBER 30, 2026	51,044	$751,459	$(1,055)	$(366,232)	$384,172

	Common Stock		Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2024	49,628	$684,778	$4	$(392,815)	$291,967
Net loss	—	—	—	(11,246)	(11,246)
Stock-based compensation expense	—	11,505	—	—	11,505
Stock option exercises	398	9,158	—	—	9,158
Shares issued under the Employee Stock Purchase Plan	7	251	—	—	251
Issuance of stock for restricted stock unit vesting	332	—	—	—	—
Restricted stock withheld for employee tax remittance	(113)	(6,280)	—	—	(6,280)
Unrealized gain on investments	—	—	132	—	132
BALANCE, MARCH 31, 2025	50,252	$699,412	$136	$(404,061)	$295,487
Net loss	—	—	—	(553)	(553)
Stock-based compensation expense	—	10,140	—	—	10,140
Stock option exercises	147	1,320	—	—	1,320
Shares issued under the Employee Stock Purchase Plan	13	468	—	—	468
Issuance of stock for restricted stock unit vesting	33	—	—	—	—
Restricted stock withheld for employee tax remittance	(4)	(100)	—	—	(100)
Unrealized gain on investments	—	—	47	—	47
BALANCE, JUNE 30, 2025	50,441	$711,240	$183	$(404,614)	$306,809
Net income	—	—	—	5,074	5,074
Stock-based compensation expense	—	8,699	—	—	8,699
Stock option exercises	84	1,097	—	—	1,097
Shares issued under the Employee Stock Purchase Plan	10	385	—	—	385
Issuance of stock for restricted stock unit vesting	22	—	—	—	—
Restricted stock withheld for employee tax remittance	(7)	(281)	—	—	(281)
Unrealized gain on investments	—	$—	$75	$—	$75
BALANCE, SEPTEMBER 30, 2025	50,550	$721,140	$258	$(399,540)	$321,858

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income (loss)	$10,065	$(6,725)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization expense	10,514	8,456
Stock-based compensation expense	28,200	30,344
Amortization of premiums and discounts on marketable securities	(133)	(242)
Amortization of debt issuance costs	161	161
Non-cash lease costs	4,184	4,014
Provision for excess and obsolete inventory	300	—
Other	59	(8)
Changes in operating assets and liabilities:
Inventory	204	(782)
Accounts receivable	2,836	949
Other current assets	(3,904)	(719)
Accounts payable	2,568	2,261
Accrued expenses	854	(792)
Operating lease liabilities	(5,680)	(844)
Other non-current assets and liabilities, net	69	823
Net cash provided by operating activities	50,297	36,896
Investing activities:
Purchases of investments	(39,659)	(43,518)
Sales and maturities of investments	35,161	40,946
Expenditures for property and equipment	(5,231)	(24,975)
Net cash used in investing activities	(9,729)	(27,547)
Financing activities:
Net proceeds from common stock issuance	6,390	12,679
Payments on employees’ behalf for taxes related to vesting of restricted stock unit awards	(4,945)	(6,648)
Repurchases of common stock	(8,547)	—
Other	(65)	(26)
Net cash (used in) provided by financing activities	(7,167)	6,005
Net increase in cash, cash equivalents, and restricted cash	33,401	15,354
Cash, cash equivalents, and restricted cash at beginning of period	100,092	85,049
Cash and cash equivalents at end of period	$133,493	$100,403

VERICEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Non-cash information:
Additions to property and equipment included in accounts payable	$2,406	$1,128
Common stock repurchased but not yet settled	$300	$—

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

Epicel (cultured epidermal autografts) is a permanent skin replacement Humanitarian Use Device (“HUD”) indicated for the treatment of adult and pediatric patients with deep-dermal or full-thickness burns comprising greater than or equal to 30 percent of a patient’s total body surface area (“TBSA”). The Company also holds an exclusive license from MediWound Ltd. (“MediWound”) for North American rights to NexoBrid (anacaulase-bcdb), a topically-administered biological orphan product containing proteolytic enzymes, which is indicated for the removal of eschar in adult and pediatric patients with deep partial-thickness and/or full-thickness thermal burns.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2026, the Company had an accumulated deficit of $366.2 million and had a net income of $10.1 million during the nine months ended September 30, 2026. The Company had cash and cash equivalents of $133.5 million and investments of $102.1 million as of September 30, 2026. The Company expects that cash from the sales of its products and existing cash, cash equivalents, investments, and available borrowing capacity will be sufficient to support the Company’s current operations through at least 12 months from the issuance of these condensed consolidated financial statements. If revenues decline for a sustained period, the Company may need to access additional capital; however, the Company may not be able to obtain additional financing on acceptable terms or at all. The terms of any additional financing may adversely affect the holdings or the rights of the Company’s shareholders.

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

Recent Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The Company has elected to early adopt the treasury stock retirement guidance (Issue 10) in ASU 2025-12. Under this amendment, the Company has established an accounting policy to record the full repurchase price of shares repurchased and retired as a reduction to common stock, as the Company’s common stock has no par value. The adoption of this update did not have a material impact on total shareholders’ equity.

No other new accounting standards were adopted during the nine months ended September 30, 2026. The Company considers the applicability and impact of any recent Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”), as noted below:

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

When the Company sells MACI through its specialty pharmacies, the Company is typically reimbursed by a third-party insurer or government payer, subject to a patient co-pay amount. Reimbursements from third-party insurers and government payers vary by patient and payer and are based on either contracted rates, publicly available rates, fee schedules or past payer precedents. Net product revenue is recognized net of estimated contractual allowances, which considers historical collection experience from both the payer and patient, denial rates and the terms of the Company’s contractual arrangements. The Company estimates expected collections for these transactions using the portfolio approach. The Company records a reduction to revenue at the time of sale for its estimate of the amount of consideration that will not be collected. In addition, potential credit risk exposure has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The Company assesses risk and determines a loss percentage by pooling accounts receivable based on similar risk characteristics. The loss percentage is calculated through the use of forecasts that are based on current and historical economic and financial information. This loss percentage was applied to the accounts receivable as of September 30, 2026. The total allowance for uncollectible consideration as of September 30, 2026 and December 31, 2025 was $9.6 million and $8.4 million, respectively. Changes to the estimate of the amount of consideration that will not be collected could have a material impact on the revenue recognized. A 50 basis points change to the estimated uncollectible percentage could result in an approximately $0.6 million decrease or increase in the revenue recognized for the nine months ended September 30, 2026.

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

In March 2026, the Company entered into an agreement with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”), to procure certain quantities of NexoBrid, establish a Vendor Managed Inventory (“VMI”) system for NexoBrid, potentially design and validate a U.S.-based NexoBrid manufacturing facility, and develop a next generation formulation and an additional indication for the product (see Note 15, “The BARDA Agreement” for further details).

Revenue by Product and Customer

The following table and descriptions below show the products from which the Company generated its revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by product (in thousands)	2026	2025	2026	2025
MACI implants, kits, and instruments
Implants based on contracted rate sold through a specialty pharmacy (a)	$49,859	$41,090	$141,728	$113,086
Implants subject to third party reimbursement sold through a specialty pharmacy (b)	5,006	4,034	15,730	9,605
Implants sold direct based on contracted rates (c)	9,719	8,032	24,622	25,358
Implants sold direct subject to third-party reimbursement (d)	1,712	1,056	5,696	3,624
Biopsy kits and instruments - direct bill	606	652	1,826	1,890
Change in estimates related to prior periods (e)	470	798	(327)	1,853
Total MACI implants, kits, and instruments	67,372	55,662	189,275	155,416
Epicel
Direct bill (hospital)	12,714	10,375	34,004	23,954

NexoBrid (f)	5,285	1,466	7,974	3,971
Total revenue	$85,371	$67,503	$231,253	$183,341

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

(f) During the three and nine months ended September 30, 2026, the Company recognized $3.0 million of NexoBrid revenue, related to the BARDA Agreement (see Note 15, “The BARDA Agreement” for further details).

4. Selected Balance Sheet Components

Inventory

Inventory consisted of the following:

(In thousands)	September 30, 2026	December 31, 2025
Raw materials	$13,348	$12,953
Work-in-process	1,281	1,584
Finished goods	2,427	3,023
Total inventory	$17,056	$17,560

Property and Equipment

Property and Equipment, net consisted of the following:

(In thousands)	September 30, 2026	December 31, 2025
Machinery and equipment	$26,131	$14,498
Furniture, fixtures and office equipment	5,302	5,424
Computer equipment and software	19,594	18,953
Leasehold improvements	80,103	76,421
Construction in process	13,270	24,651
Total property and equipment, gross	144,400	139,947
Less accumulated depreciation	(39,321)	(31,550)
Total property and equipment, net	$105,079	$108,397

Depreciation expense for the three and nine months ended September 30, 2026 was $3.5 million and $10.0 million, respectively, and $2.8 million and $8.0 million, respectively, for the same periods in 2025.

Intangible Assets

Intangible assets, net consisted of the following:

			September 30, 2026			December 31, 2025
(In thousands)	Useful Life (in years)	Amortization Method	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
NexoBrid license	12	Straight-line	$7,500	$(2,344)	$5,156	$7,500	$(1,875)	$5,625

Amortization expense for each of the three and nine months ended September 30, 2026 and 2025 was $0.2 million and $0.5 million, respectively. The NexoBrid intangible asset is amortized to cost of product sales.

Future amortization expense of intangible assets as of September 30, 2026 is estimated to be as follows:

(In thousands)	Amount
Remainder of 2026	$156
2027	625
2028	625
2029	625
2030	625
Thereafter	2,500
Total	$5,156

Accrued Expenses

Accrued Expenses consisted of the following:

(In thousands)	September 30, 2026	December 31, 2025
Bonus-related compensation	$9,920	$11,253
Employee-related accruals	4,336	3,009
Insurance reimbursement-related liabilities	2,599	4,401
Accrued rebates	2,725	273
Other accrued expenses	811	300
Total accrued expenses	$20,391	$19,236

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

For each of the three and nine months ended September 30, 2026 and 2025, lease expense of less than $0.1 million and less than $0.3 million, respectively, was recorded related to short-term leases. For each of the three and nine months ended September 30, 2026 and 2025, the Company recognized $3.0 million and $9.0 million of operating lease expense, respectively. For each of the three and nine months ended September 30, 2026 and 2025, the Company recognized less than $0.1 million of financing lease expense.

Operating and finance lease assets and liabilities are as follows:

(In thousands)	Classification	September 30, 2026	December 31, 2025
Assets
Operating	Right-of-use assets	$60,590	$64,774
Finance	Property and equipment, net	503	686
Total leased assets		$61,093	$65,460
Liabilities
Current
Operating	Current portion of operating lease liabilities	$14,254	$13,969
Finance	Other current liabilities	116	116
Non-current
Operating	Operating lease liabilities	$76,319	$82,284
Finance	Other long-term liabilities	458	522
Total leased liabilities		$91,147	$96,891

6. Investments

Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities:

	September 30, 2026
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$4,005	$—	$(16)	$—	$3,989
Corporate notes	89,233	10	(968)	—	88,275
U.S. government agency bonds	9,928	—	(81)	—	9,847
	$103,166	$10	$(1,065)	$—	$102,111
Classified as:
Short-term investments					$36,775
Long-term investments					65,336
					$102,111

	December 31, 2025
		Gross Unrealized			Estimated Fair Value
(In thousands)	Amortized Cost	Gains	Losses	Credit Losses
Commercial paper	$5,117	$1	$(1)	$—	$5,117
Corporate notes	82,754	308	(28)	—	83,034
U.S. government agency bonds	10,656	6	(11)	—	10,651
	$98,527	$315	$(40)	$—	$98,802
Classified as:
Short-term investments					$37,407
Long-term investments					61,395
					$98,802

As of September 30, 2026 and December 31, 2025, all marketable securities held by the Company had remaining contractual maturities of three years or less. There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2026 and 2025.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The commercial paper, corporate notes, U.S. government securities, and U.S. government agency bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. The deferred compensation plan liabilities are recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense. The calculation of the deferred compensation plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants. There were no transfers into or out of Level 3 from December 31, 2025 to September 30, 2026.

The following table summarizes the valuation of the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2026				December 31, 2025
		Fair value measurement category				Fair value measurement category
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$80,557	$80,557	$—	$—	$38,110	$38,110	$—	$—
Commercial paper (a)	3,989	—	3,989	—	7,111	—	7,111	—
Corporate notes	88,275	—	88,275	—	83,034	—	83,034	—
U.S. government agency bonds	9,847	—	9,847	—	10,651	—	10,651	—
U.S. government securities (a)	42,397	—	42,397	—	47,766	—	47,766	—
	$225,065	$80,557	$144,508	$—	$186,672	$38,110	$148,562	$—

Liabilities:
Deferred compensation plan liabilities	$1,483	$—	$1,483	$—	$1,422	$—	$1,422	$—
Total liabilities	$1,483	$—	$1,483	$—	$1,422	$—	$1,422	$—

(a) Approximately $42.4 million of U.S. government securities had an original maturity of 90 days or less and were recorded as a cash equivalent as of September 30, 2026. Approximately $47.8 million of U.S. government securities and $2.0 million of commercial paper had an original maturity of 90 days or less and were recorded as a cash equivalent as of December 31, 2025.

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

The Company is permitted to voluntarily prepay borrowings under the Revolving Credit Agreement, in whole or in part, without premium or penalty. On any business day on which the total amount of outstanding Revolving Loans (as defined in the Revolving Credit Agreement) and letters of credit exceeds the total Revolving Commitments (as defined in the Revolving Credit Agreement), the Company must prepay the Revolving Loans in an amount equal to such excess. As of September 30, 2026, there are no outstanding borrowings under the Revolving Credit Agreement.

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

The Revolving Credit Agreement contains usual and customary restrictions on the ability of the Company and its subsidiaries to: (i) incur additional indebtedness; (ii) create liens; (iii) consolidate, merge, sell or otherwise dispose of all, or substantially all, of its assets; (iv) sell certain assets; (v) pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments in certain circumstances; (vi) make certain investments; (vii) repay subordinated indebtedness prior to stated maturity; and (viii) enter into certain transactions with its affiliates.

Obligations under the Revolving Credit Agreement are secured by first priority liens over substantially all of the assets of Vericel Corporation, excluding certain subsidiaries (subject to customary exclusions set forth in the Revolving Credit Agreement and the other transaction documents).

9. Shareholders’ Equity

Repurchase Program

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

During the three and nine months ended September 30, 2026, the Company repurchased and retired 220,744 shares of its common stock for a total cost of $8.8 million, or an average of $40.08 per share. As of September 30, 2026, the Company had $191.2 million available to repurchase under the repurchase program.

Repurchased shares are automatically retired and constitute authorized but unissued shares.

10. Stock-Based Compensation

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

Stock Compensation Expense

Non-cash stock-based compensation expense (service-based stock options, restricted stock units and the employee stock purchase plan) is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Cost of product sales	$899	$1,029	$3,311	$3,279
Research and development	950	1,015	3,293	3,650
Selling, general and administrative	5,974	6,655	21,596	23,415
Total non-cash stock-based compensation expense	$7,823	$8,699	$28,200	$30,344

Service-Based Stock Options

During the nine months ended September 30, 2026, the Company granted service-based options to purchase common stock of 580,440, at a weighted-average grant-date fair value of $19.71 per option. There were no service-based options granted during the three months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company granted service-based options to purchase common stock of 13,500 and 590,223, respectively. The weighted-average grant-date fair value of service-based options granted during the three and nine months ended September 30, 2025 was $17.74 and $28.59 per option, respectively.

Restricted Stock Units

During the three and nine months ended September 30, 2026, the Company granted 10,380 and 599,931 restricted stock units, respectively, and 20,760 and 576,711, respectively, for the same periods in 2025. The weighted-average grant-date fair value of restricted stock units granted during the three and nine months ended September 30, 2026 was $42.78 and $37.98 per unit, respectively, and $33.95 and $51.22 per unit, respectively, for the same periods in 2025.

11. Net Income (Loss) Per Common Share

A summary of net income (loss) per common share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2026	2025	2026	2025
Net income (loss)	$14,161	$5,074	$10,065	$(6,725)

Basic weighted-average common shares outstanding	51,186	50,489	51,013	50,256
Effect of dilutive stock options and restricted stock units	1,776	1,419	1,446	—
Diluted weighted-average common shares outstanding	52,962	51,908	52,459	50,256

Basic income (loss) per common share	$0.28	$0.10	$0.20	$(0.13)
Diluted income (loss) per common share	$0.27	$0.10	$0.19	$(0.13)

Anti-dilutive shares excluded from diluted net income (loss) per common share:
Stock options	2,883	2,996	3,070	5,586
Restricted stock units	3	1,185	10	1,185

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

Additionally, the Company is obligated to pay MediWound up to $125.0 million, which is contingent upon meeting certain sales milestones. The first sales milestone payment of $7.5 million would be triggered when annual net sales of NexoBrid or improvements to NexoBrid in North America exceed $75.0 million. As of September 30, 2026, the sales milestone payments are not yet probable and therefore, not recorded as a liability. The Company pays MediWound tiered royalties on net sales ranging from mid-high single-digit to mid-teen percentages, subject to customary reductions. Pursuant to the terms of the Company’s supply agreement with MediWound, MediWound is manufacturing, and will continue to manufacture, NexoBrid for the Company on a unit price basis, which may be increased pursuant to the terms of the supply agreement. MediWound was obligated to supply the Company with NexoBrid for sale in North America on an exclusive basis for the first five years of the term of the supply agreement. Under the supply agreement, the Company possessed the option to extend the initial term of the agreement by an additional 24 months, which it did in May 2022. After the initial term, the Company may extend the supply agreement on an annual basis for up to 10 additional years, at its sole discretion. In March 2025 and March 2026, the Company exercised the first and second of these annual extensions, respectively, extending the term of the supply agreement through at least May 2028. Under the supply agreement, the Company is permitted to establish an alternate source of supply in certain circumstances, including the event of a supply failure.

13. Commitments and Contingencies

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

As of September 30, 2026, the Company had no material ongoing litigation in which the Company was a party or any material ongoing regulatory or other proceedings and had no knowledge of any investigations by government or regulatory authorities in which the Company is a target that could have a material adverse effect on its current business.

14. Segment Information

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

In addition to the significant expense categories within the Company’s consolidated statements of operations, see below for disaggregated amounts that comprise selling, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Selling and marketing	$25,529	$21,200	$80,531	$66,299
General and administrative	18,010	18,617	60,709	57,233
Total selling, general and administrative expenses	$43,539	$39,817	$141,240	$123,532

15. The BARDA Agreement

On March 31, 2026, the Company entered into a ten-year agreement with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”), part of the Administration for Strategic Preparedness and Response (“ASPR”) within the U.S. Department of Health and Human Services (the “BARDA Agreement”). The BARDA Agreement is valued at up to $196.9 million and details BARDA’s agreement to procure certain quantities of NexoBrid, establish a Vendor Managed Inventory (“VMI”) system for NexoBrid, potentially design and validate a U.S.-based NexoBrid manufacturing facility, and develop a next generation formulation and an additional indication for the product.

The BARDA Agreement’s base period encompasses $34.9 million in BARDA funding, which includes approximately $10 million for the initial procurement of NexoBrid for emergency preparedness and VMI establishment, funding for VMI-related services and initial development activities for a potential expanded NexoBrid indication for the treatment of blast trauma injuries. The BARDA Agreement, which became effective on April 1, 2026, also includes optional awards for additional NexoBrid procurement, further clinical development for a potential blast trauma indication, design and validation of a potential U.S.-based manufacturing facility and the development and procurement of a room temperature stable formulation of NexoBrid. The Company recorded $3.0 million in revenue from this agreement during the three and nine months ended September 30, 2026.

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

The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The share repurchase program does not obligate us to acquire any specific amount of our common stock and may be suspended or discontinued at any time at our discretion (see Note 9, “Shareholders’ Equity” in the accompanying condensed consolidated financial statements for further details).

Results of Operations

The following is a summary of our condensed consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2026	2025	Change $	Change %	2026	2025	Change $	Change %
Total revenue	$85,371	$67,503	$17,868	26.5%	$231,253	$183,341	$47,912	26.1%
Cost of product sales	22,761	17,918	4,843	27.0%	62,975	50,870	12,105	23.8%
Gross profit	62,610	49,585	13,025	26.3%	168,278	132,471	35,807	27.0%
Research and development	6,885	6,318	567	9.0%	22,482	20,310	2,172	10.7%
Selling, general and administrative	43,539	39,817	3,722	9.3%	141,240	123,532	17,708	14.3%
Total operating expenses	50,424	46,135	4,289	9.3%	163,722	143,842	19,880	13.8%
Income (loss) from operations	12,186	3,450	8,736	253.2%	4,556	(11,371)	15,927	(140.1)%
Total other income	1,975	1,624	351	21.6%	5,509	4,646	863	18.6%
Net income (loss)	$14,161	$5,074	$9,087	179.1%	$10,065	$(6,725)	$16,790	(249.7)%

Comparison of the Periods Ended September 30, 2026 and 2025

Total Revenue

Revenue by product is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2026	2025	Change $	Change %	2026	2025	Change $	Change %
MACI	$67,372	$55,662	$11,710	21.0%	$189,275	$155,416	$33,859	21.8%
Epicel	12,714	10,375	2,339	22.5%	34,004	23,954	10,050	42.0%
NexoBrid	5,285	1,466	3,819	260.5%	7,974	3,971	4,003	100.8%
Total revenue	$85,371	$67,503	$17,868	26.5%	$231,253	$183,341	$47,912	26.1%

Total revenue increase for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was driven primarily by volume and price growth across all products, including approximately $3.0 million of NexoBrid sales to BARDA.

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

Gross Profit

Gross profit increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily driven by MACI, Epicel and NexoBrid revenue growth combined with our primarily fixed manufacturing cost structure, which consists mainly of labor and facility costs.

Research and Development Expenses

Research and development expenses for the three and nine months ended September 30, 2026 were $6.9 million and $22.5 million, respectively, compared to $6.3 million and $20.3 million, respectively, for the same periods in 2025. The increase is primarily due to higher headcount and employee expenses, regulatory support for the potential launch of MACI in the United Kingdom and spend related to the MACI MASCOT trial.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended September 30, 2026 were $43.5 million and $141.2 million, respectively, compared to $39.8 million and $123.5 million, respectively, for the same periods in 2025. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2026 is primarily due to higher headcount and employee expenses, including the MACI sales force expansion, and an increase in marketing programs.

Total Other Income

The increase in total other income for the three and nine months ended September 30, 2026, compared to the same periods in 2025 was due to an increase in interest income, which was primarily due to fluctuations in the balances and rates of return on our investments in various marketable debt securities and money market funds.

Stock-based Compensation Expense

Non-cash stock-based compensation expense is summarized in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2026	2025	Change $	Change %	2026	2025	Change $	Change %
Cost of product sales	$899	$1,029	$(130)	(12.6)%	$3,311	$3,279	$32	1.0%
Research and development	950	1,015	(65)	(6.4)%	3,293	3,650	(357)	(9.8)%
Selling, general and administrative	5,974	6,655	(681)	(10.2)%	21,596	23,415	(1,819)	(7.8)%
Total non-cash stock-based compensation expense	$7,823	$8,699	$(876)	(10.1)%	$28,200	$30,344	$(2,144)	(7.1)%

The decrease in non-cash stock-based compensation expense for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was due primarily to fluctuations in stock prices and the mix of service-based options and restricted stock units, which impacts the fair value of the options and restricted stock units awarded and the expense recognized in the period.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Net cash provided by operating activities	$50,297	$36,896
Net cash used in investing activities	(9,729)	(27,547)
Net cash (used in) provided by financing activities	(7,167)	6,005
Net increase in cash, cash equivalents, and restricted cash	$33,401	$15,354

Net Cash Provided by Operating Activities

Our cash and cash equivalents totaled $133.5 million, short-term investments totaled $36.8 million and long-term investments totaled $65.3 million as of September 30, 2026. The $50.3 million of cash provided by operations during the nine months ended September 30, 2026 was primarily the result of non-cash charges of $28.2 million related to stock-based compensation expense, $10.5 million in depreciation and amortization expense, net income of $10.1 million and $4.2 million of operating lease amortization, partially offset by a net decrease of $3.1 million related to movements in our working capital accounts. The overall decrease in cash from our working capital accounts was primarily driven by payments on operating leases and an increase in prepaid contracts, partially offset by an increase in accounts payable due to timing of payments.

Our cash and cash equivalents totaled $100.4 million, short-term investments totaled $35.0 million and long-term investments totaled $49.7 million as of September 30, 2025. The $36.9 million of cash provided by operations during the nine months ended September 30, 2025 was primarily the result of non-cash charges of $30.3 million related to stock-based compensation expense, $8.5 million in depreciation and amortization expense and $4.0 million of operating lease amortization, partially offset by a net loss of $6.7 million and a net increase of $0.1 million related to movements in our working capital accounts. The overall increase in cash from our working capital accounts was primarily driven by an increase in accounts payable due to timing of payments, partially offset by payments on operating leases and a decrease in accrued expenses due to timing of payments.

Net Cash Used In Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2026 was the result of $39.7 million in investment purchases and $5.2 million of property and equipment purchases primarily for construction in process, partially offset by $35.2 million of investment sales and maturities.

Net cash used in investing activities during the nine months ended September 30, 2025 was the result of $43.5 million in investment purchases and $25.0 million of property and equipment purchases primarily for construction in process related to the Burlington Lease, partially offset by $40.9 million of investment sales and maturities.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2026 was the result of repurchases of common stock of $8.5 million and payment of employee withholding taxes related to the vesting of restricted stock units of $4.9 million, partially offset by the net proceeds from the exercise of stock options and the employee stock purchase plan of $6.4 million.

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

As of September 30, 2026, we were not party to any off-balance sheet arrangements.

Sources of Capital

On July 29, 2022, we entered into a $150.0 million five-year senior secured revolving credit agreement by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (the “Revolving Credit Agreement”). We have no immediate plans to borrow under the Revolving Credit Agreement, but we may use the facility for working capital needs and other general corporate purposes. As of September 30, 2026, there are no outstanding borrowings under the Revolving Credit Agreement, and we are in compliance with all applicable covenant requirements. See Note 8, “Revolving Credit Agreement” in the accompanying condensed consolidated financial statements for further details.

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

There have been no material changes to our critical accounting policies and estimates in the nine months ended September 30, 2026. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of September 30, 2026, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2026, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding all repurchases of our common stock for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares (in millions) that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	—	$—	—	$200.0
August 1, 2026 - August 31, 2026	46,829	$41.74	46,829	$198.0
September 1, 2026 - September 30, 2026	173,915	$39.63	173,915	$191.2
Total	220,744		220,744
(1) On July 30, 2026, we announced the approval by our Board of Directors of repurchase authorization with no expiration date. Under this authorization, the Company may repurchase up to $200.0 million of outstanding shares of our common stock. The authorization allows for repurchases to be made in the open market, privately negotiated transactions, or otherwise, in accordance with applicable federal securities laws, including through Rule 10b5‐1 trading plans and under Rule 10b‐18 of the Securities Exchange Act of 1934, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, the following Section 16 officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

•On August 19, 2026, Kevin McLaughlin, a member of the Vericel Corporation Board of Directors, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 26,250 shares of our common stock between February 10, 2027 and November 30, 2027.

•On August 25, 2026, Dominick Colangelo, Vericel Corporation’s Chief Executive Officer, entered into a Rule 10b5-1 trading arrangement providing for the potential sale of up to 279,307 shares of our common stock between December 9, 2026 and August 27, 2027. All of the shares subject to this arrangement are in the form of stock options that were awarded to Mr. Colangelo on February 7, 2018, and which would otherwise expire and become forfeitable on February 7, 2028.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended September 30, 2026 by our Section 16 officers or directors.

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

Date: November 5, 2026

VERICEL CORPORATION

/s/ DOMINICK C. COLANGELO
Dominick C. Colangelo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOSEPH A. MARA
Joseph A. Mara
Chief Financial Officer
(Principal Financial Officer)